Form 10-K405
period 1996-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1996-06-28
CIK 1004539, 1004540

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from           to

                        COMMISSION FILE NUMBER 33-99970
                      ------------------------------------


       AIRPLANES LIMITED                            AIRPLANES U.S. TRUST
            (Exact Name of Registrants as specified in memorandum of
                        association or trust agreement)
    JERSEY, CHANNEL ISLANDS                               DELAWARE
         (State or other jurisdiction of incorporation or organization)
             7359                                       13-3521640
          (SIC Code)                       (I.R.S. Employer Identification No.)
       AIRPLANES LIMITED                            AIRPLANES U.S. TRUST
22 GRENVILLE STREET, ST. HELIER                  1100 NORTH MARKET STREET,
       JERSEY, JE4 8PX                             RODNEY SQUARE NORTH
       CHANNEL ISLANDS                       WILMINGTON, DELAWARE 19890-0001
    (011 44 1534 609 000)                            (1-302-651-1000)

    (Addresses and telephone numbers, including area codes, of Registrants'
                          principal executive offices)

                      ------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                             None
- --------------------------------------------     --------------------------------------------

- --------------------------------------------     --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                      None
- --------------------------------------------------------------------------------
                                (Title of class)


- --------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

ISSUER                          CLASS                               OUTSTANDING AT JUNE 24, 1996
Airplanes Limited               Ordinary Shares, $1.00 par value    30

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          ------
PART I
Item 1.    Business......................................................................      2
Item 2.    Properties....................................................................     36
Item 3.    Legal Proceedings.............................................................     36
Item 4.    Submission of Matters to a Vote of Security-Holders...........................     37

PART II
Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters.........     37
Item 6.    Selected Combined Financial Data..............................................     38
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of         41
           Operations....................................................................
Item 8.    Financial Statements and Supplementary Data...................................     51
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial          51
           Disclosure....................................................................

PART III
Item 10.   Directors and Executive Officers of the Registrants...........................     51
Item 11.   Executive Compensation........................................................     64
Item 12.   Security Ownership of Certain Beneficial Owners and Management................     64
Item 13.   Certain Relationships and Related Transactions................................     64
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     64

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (collectively, the "Certificates") in four classes -- Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each Certificate represents a fractional undivided beneficial interest in two corresponding classes or subclasses of notes (collectively, the "Notes") issued by Airplanes Limited, a Jersey limited liability company ("Airplanes Limited"), and Airplanes U.S. Trust, a Delaware business trust ("Airplanes Trust") (together with, unless the context otherwise requires, each of their subsidiaries, "Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "Guarantees") the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the "Underwritten Offering") in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes"), to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, it is expected that approximately $13 million will be cancelled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. These GPA Group subsidiaries owned 229 aircraft (the "Aircraft"), related leases to approximately 83 aircraft operators in approximately 40 different countries as at December 31, 1995 and certain receivables relating to the Aircraft. The acquisition of such subsidiaries and the resulting acquisition of the Aircraft, related leases and receivables is referred to herein as the "Acquisition".

     As of March 31, 1996, 218 of the Aircraft were on lease to 82 aircraft operators based in 40 countries. Of the remaining 11 Aircraft, three were the subject of non-binding letters of intent and five were subject to leases (with delivery to the relevant lessees scheduled for a date after March 31, 1996). The remaining three Aircraft were being actively re-marketed. Of the 229 Aircraft, 19 are widebody types and 210 are narrowbody types.

AIRPLANES LIMITED

     Airplanes Limited is a special purpose limited liability company formed on November 3, 1995 under the laws of Jersey, Channel Islands for an unlimited duration for certain limited purposes, including directly or indirectly acquiring, financing, re-financing, owning, leasing, re-leasing, maintaining and modifying the Aircraft. In addition, within the limits set forth in the Airplanes Limited Trust Indenture (the "Airplanes Limited Trust Indenture") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Trustee (the "Airplanes Limited Indenture Trustee"), Airplanes Limited may sell the Aircraft. Airplanes Limited may also guarantee the obligations of Airplanes Trust and the subsidiaries of Airplanes Trust, enter into certain hedging contracts as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and establish and provide loans or guarantees to, or in respect of, its subsidiaries.

     Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited (formerly GPA II Limited) ("Holding Co."), in which it holds 95% of the ordinary share capital. GPA Group holds the remaining 5% of the ordinary share capital of Holding Co. The 5% shareholding by GPA Group is intended to ensure that Holding Co. and certain of the other Transferred Companies (as defined below) will continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. Airplanes Limited operates its business through its direct and indirect subsidiaries. Airplanes Limited and its subsidiaries are also permitted to lease Aircraft to or from, or sell Aircraft to or buy Aircraft from, other members of Airplanes Group.

     Airplanes Limited indirectly acquired 206 of the Aircraft and related leases through the acquisition of the Holding Co. capital stock. On March 28, 1996, Holding Co. owned (i) 33 of the Aircraft and related leases, (ii) 13 wholly-owned, former subsidiaries of GPA Group (including Holding Co.) (the "Aircraft Owning

Companies") which owned 173 of the Aircraft and (iii) nine other wholly-owned, former subsidiaries of GPA Group ("Special Lessors") which owned no aircraft and whose business is to lease certain of the Aircraft from the Aircraft Owning Companies and sublease such Aircraft to various aircraft operators (the Aircraft Owning Companies, the Special Lessors, AeroUSA (as defined below) and AeroUSA 3 (as defined below) are collectively referred to as the "Transferred Companies".) The Special Lessors are largely incorporated in various European jurisdictions. Additional Special Lessors may be incorporated in other jurisdictions in the future.

     Airplanes Limited has a Board of Directors but has, and will have, no employees or executive officers. Accordingly, the Board relies, for all asset servicing, executive and administrative functions, upon (i) GE Capital Aviation Services, Limited ("GECAS"), as Servicer (the "Servicer"), pursuant to the Servicing Agreement (the "Servicing Agreement") dated as of March 28, 1996 among Airplanes Limited, AeroUSA, Inc., a Connecticut corporation and wholly-owned subsidiary of Airplanes Trust ("AeroUSA"), Holding Co., Airplanes Trust, GPA Cash Manager Limited ("GPA Cash Manager") and GECAS; (ii) GPA Financial Services (Ireland) Limited ("GPA Financial"), as Administrative Agent (the "Administrative Agent"), pursuant to the Administrative Agency Agreement (the "Administrative Agency Agreement") dated as of March 28, 1996 among GPA Financial, GPA Group, Airplanes Limited, Holding Co., Airplanes Trust and AeroUSA; (iii) GPA Cash Manager, as Cash Manager (the "Cash Manager"), pursuant to the Cash Management Agreement (the "Cash Management Agreement") dated as of March 28, 1996 among GPA Cash Manager, GPA Group, Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Indenture Trustee, (as defined below) under each of the Trust Indentures (as defined below) and Security Trustee (the "Security Trustee") pursuant to the Security Trust Agreement (the "Security Trust Agreement") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries listed therein, GPA Financial, GPA Cash Manager, GPA Group, GECAS, the Indenture Trustees (as defined below), the Reference Agent named therein and the Security Trustee; and (iv) various other service providers.

     The Airplanes Limited Board consists of five members, one of whom was appointed by the holder or holders of a majority in aggregate principal amount of the Class E Notes and four of whom are Independent Directors (as defined below). Certain significant transactions or proceedings of Airplanes Limited may only be approved by a unanimous vote of all the Directors of Airplanes Limited. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Limited's Memorandum or Articles of Association, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Limited's assets. The succeeding Independent Directors (as defined below) generally will be appointed by a majority of the then standing Directors. "Independent Directors" will not be officers, directors or employees of GPA Group, GECAS, General Electric Capital Corporation ("GE Capital"), any holder of the Class E Notes or any affiliate of these persons.

     GE Capital has the right to acquire at any time up to and including October 29, 2001, up to 90% of the ordinary share capital of GPA Group. If GE Capital were to exercise such option and acquire 90% of the ordinary share capital of GPA Group, GE Capital would pay between approximately $59 million and approximately $108 million, depending on certain events as stipulated in the terms governing the exercise of the option. If GE Capital acquires 90% or more of the ordinary share capital of GPA Group, the holder of a majority in aggregate principal amount of the Class E Notes would be entitled to dismiss the then-acting Directors of Airplanes Limited and Controlling Trustees (as defined below) of Airplanes Trust and to appoint new Directors and Controlling Trustees (as defined below); provided that (i) GE Capital guarantees the performance by GECAS of its obligations under the Servicing Agreement, if GECAS is then the Servicer, (ii) GE Capital shall then have a rating of at least Aa1 or AA+ on its long-term, senior unsecured debt obligations from Moody's Investor Service Inc. ("Moody's") or Standard & Poor's Ratings Group ("Standard and Poor's"), respectively, and (iii) each of Airplanes Limited and Airplanes Trust shall continue to have at least three Independent Directors and Independent Trustees (as defined below), as applicable, who will form a committee to review and, if thought fit, approve, by a vote of at least two of the three committee members, any transactions of Airplanes Group (other than as described in the next paragraph) in which GE Capital or any of its affiliates is an interested party. There can be no assurance that GE Capital will elect to exercise its rights to acquire any ordinary share capital of GPA Group.

     At such time, if any, as the Directors of Airplanes Limited and Controlling Trustees (as defined below) of Airplanes Trust have been appointed by the holder of a majority in aggregate principal amount of the Class E Notes, then the Directors of Airplanes Limited and Controlling Trustees (as defined below) of Airplanes Trust shall have the authority, acting on a simple majority vote, without any independent committee veto rights, to cause Airplanes Group to sell, directly or indirectly, all of the assets of the Airplanes Group, whether through a stock or an asset sale, to any person who provides, as consideration therefor, any combination of cash, obligations of the United States government or of corporate issuers rated at least AA+ or its equivalent and Class E Notes which, through the payment of interest, principal and premium, if any, in respect thereof, will be sufficient to repay or defease, as the case may be, the Notes in accordance with their terms, discharge any Class E Notes not so transferred and pay, with respect to Airplanes Limited, the discounted present value of the Annual Dividend Amount (as defined below) (the "Discounted Annual Dividend Amount"), plus any arrears of the Annual Dividend Amount (as defined below).

     Airplanes Limited has an authorized share capital of 10,000 ordinary shares, $1 par value per share, 30 of which have been issued. All of the issued capital stock of Airplanes Limited is held by Juris Limited and Lively Limited, each a Jersey company, for the benefit of certain charitable trusts (the "Charitable Trusts") established under the laws of Jersey. The holders of the issued capital stock of Airplanes Limited are entitled under the Articles of Association of Airplanes Limited to an annual fixed cumulative preferential dividend of $4,500 (the "Annual Dividend Amount"). The Annual Dividend Amount will be paid only when Airplanes Limited has distributable profits which may lawfully be so paid as dividends and no event of default ("Event of Default") with respect to any class of Certificates has occurred and is continuing. An "Event of Default" under the Certificates is defined as the occurrence and continuance of a "Note Event of Default" under either the Airplanes Limited Trust Indenture or the Airplanes Trust Trust Indenture (the "Airplanes Trust Trust Indenture", together with the Airplanes Limited Trust Indenture, the "Trust Indentures") dated as of March 28, 1996 among Airplanes Trust, Airplanes Limited and Bankers Trust Company, as Trustee (the "Airplanes Trust Indenture Trustee" and, together with the Airplanes Limited Indenture Trustee, the "Indenture Trustees").

AIRPLANES TRUST

     Airplanes Trust is a business trust formed pursuant to the Airplanes Trust Agreement dated November 29, 1995 under the laws of Delaware for certain limited purposes, including acquiring, financing, re-financing and owning the shares of capital stock of AeroUSA. In addition, Airplanes Trust may guarantee the obligations of Airplanes Limited, enter into certain hedging contracts and establish and provide loans or guarantees in respect of its subsidiaries. GPA, Inc., a wholly-owned subsidiary of GPA Group ("GPA, Inc."), holds the residual ownership interest in all of the property of Airplanes Trust, including the AeroUSA shares. Upon repayment in full of all indebtedness of Airplanes Trust, the AeroUSA shares will be transferred back to GPA, Inc. pursuant to its residual ownership interest. Airplanes Trust indirectly acquired 23 of the Aircraft and related leases through the acquisition of all of the capital stock of AeroUSA, which was an indirect wholly-owned aircraft-owning subsidiary of GPA Group.

     Airplanes Trust has one direct subsidiary, AeroUSA. AeroUSA itself has one direct subsidiary, AeroUSA 3, Inc., a Connecticut corporation ("AeroUSA 3"). The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts with First Security Bank of Utah, National Association, acting as trustee in order to satisfy regulations of the U.S. Federal Aviation Administration regarding the U.S. citizenship of the owners of U.S.-registered aircraft. Airplanes Trust holds voting trust certificates representing shares of AeroUSA. Airplanes Trust operates its business through AeroUSA. AeroUSA and its subsidiary are also permitted to lease Aircraft to or from or sell Aircraft to, or buy aircraft from, other members of Airplanes Group.

     The trustees of Airplanes Trust consist of Wilmington Trust Company, as Delaware Trustee, and as "Controlling Trustees", the same individuals who act as Directors of Airplanes Limited. Airplanes Trust has no, and will have no, employees or executive officers. Accordingly, the Controlling Trustees rely upon the Servicer, the Administrative Agent, the Cash Manager and the other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. One member of the Board of Controlling Trustees was appointed by the holder of a majority in aggregate principal amount of the Class E Notes and four are Independent Trustees who were appointed by a majority of the then standing Controlling Trustees. Any succeeding Independent Trustees will be appointed by a majority of the then acting Independent Trustees. "Independent Trustees" will not be officers, directors or employees of GPA Group, GECAS, GE Capital, any holder of the Class E Notes or any affiliate of these persons. Approval of certain significant transactions or proceedings with respect to Airplanes Trust or AeroUSA may only be obtained by a unanimous vote of all the Controlling Trustees of Airplanes Trust. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Trust's or AeroUSA's constituent documents, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Trust's or AeroUSA's assets. The composition of Airplanes Trust's Board of Controlling Trustees, and its composition if GE Capital acquires 90% or more of the ordinary share capital of GPA Group and elects to dismiss the then-acting Controlling Trustees, will be determined in the same manner as the composition of the Board of Directors of Airplanes Limited is determined. There can be no assurance that GE Capital will elect to exercise its rights to acquire any ordinary share capital of GPA Group.

     The ownership of the Aircraft by two entities reflects GPA Group's corporate structure prior to the Acquisition. It would not be tax-efficient in Ireland or the United States to have a single direct or indirect owner of the Aircraft.

THE TRUST AND TRUSTEE

     The Trust consists of eight separate trusts, each of which has been organized under the laws of the State of New York pursuant to the Trust Agreement (the "Trust Agreement") dated as of March 28, 1996 among Airplanes Trust, Airplanes Limited and the Trustee thereunder (the "Trustee") on behalf of the holders of each class or subclass of Certificates, for the purpose of acquiring and holding the Notes and the Guarantees. The Trust has no significant assets other than the Notes and the Guarantees. The Trust Agreement does not permit the Trustee to engage in any activities with respect to any class or subclass of Certificates other than holding the Notes and the Guarantees, issuing the Certificates, acting as paying agent with respect thereto and engaging in certain other activities related thereto. Bankers Trust Company is the Trustee for each of the Trusts. The Trustee is also the Indenture Trustee under each of the Trust Indentures pursuant to which the Notes are issued. The Trustee and various affiliates of the Trustee have provided various services to GPA in the past and may continue to provide services in the future.

RISK FACTORS

     The following summarizes certain risks which may materially affect the ability of Airplanes Limited and Airplanes Trust to pay the interest, principal of, and premium, if any, on the Notes (and hence, the ability of the Trust to pay interest, principal and premium, if any, on the Certificates) in full at or before their respective final maturity dates. There can be no assurance that Rental Payments (as defined below) under the leases will be adequate to pay the interest, principal and premium, if any, on the Notes in accordance with their terms.

RISKS RELATING TO AIRPLANES GROUP AND CERTAIN THIRD PARTIES

     LIMITED RESOURCES OF THE TRUST

     The Notes and the Guarantees are solely obligations of Airplanes Limited and Airplanes Trust. The Trust does not have, nor is it expected to have, any significant assets or sources of funds other than the Notes and the Guarantees. Neither the Certificates nor the Notes are obligations of, or guaranteed by, the Trustee, the Indenture Trustees, GPA Group or any affiliate of the foregoing. Furthermore, neither the Certificates nor the Notes are obligations of, or guaranteed by, GE Capital, GECAS or any of their affiliates.

     HOLDING ENTITY RISK

     Substantially all of the assets of Airplanes Limited and Airplanes Trust are the shares of their direct subsidiaries and loans to their direct and indirect subsidiaries. None of the Trustee, the Indenture Trustees or the holders of the Certificates (the "Certificateholders") has or will have any security interest in the Aircraft, the leases or any other assets of Airplanes Limited, Airplanes Trust, or any of their subsidiaries, other than a security interest in one-third of the ordinary capital stock of Holding Co., certain of its subsidiaries and the subsidiaries of Airplanes Trust and in Airplanes Group's interests in the cash in certain bank accounts (the "Accounts") into which Rental Payments (as defined below) and other funds relating to the leases are paid or held (as more fully described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Accounts"). Accordingly, Airplanes Limited's and Airplanes Trust's ability to make payments on the Notes would be affected by, inter alia, the imposition of withholding or other taxes on payments within Airplanes Group, including payments by such subsidiaries to Airplanes Limited and Airplanes Trust and the payment by such subsidiaries of amounts due to other creditors, including lessees and tax authorities. To the extent that these obligations to lessees and other creditors significantly exceeded expectations, or to the extent that unforeseen and significant tax liabilities arose, there may be a significant adverse impact upon payments on the Notes. Airplanes Limited has guaranteed the obligations of many of its subsidiaries to lessees and payments on these guarantees, which comprise part of the expenses incurred by any Airplanes Group member in the course of the business activities permitted to be conducted by it under the Trust Indentures (the "Expenses"), rank senior in priority of payment to any payments on any class of Notes.

     The ability of Airplanes Limited's and Airplanes Trust's subsidiaries to make payments on their intercompany obligations to Airplanes Limited and Airplanes Trust, and Airplanes Limited's and Airplanes Trust's ultimate ability to pay interest and premium, if any, on, and repay the principal of, the Notes, is primarily dependent upon the receipt of payments under the leases and, in the case of each of the Subclass A-1, A-2, A-3 and A-4 Notes, the ability of Airplanes Group to refinance the outstanding principal balance of such Notes by issuing new notes (the "Refinancing Notes") in the future. Receipt of sufficient payments under the leases depends upon a number of factors, including without limitation (i) the timing of receipt of rental payments (together with certain other payments the lessees are obliged to make pursuant to the terms of the leases, the "Rental Payments") and the ability of the lessees to make such payments; (ii) the ability to re-lease any Aircraft upon expiration or termination of a lease without excessive levels of downtime and at sufficient rental rates; (iii) the possible exercise by a lessee of a purchase option or an early termination option and (iv) future maintenance costs associated with re-leasing Aircraft. There can be no assurance that the Rental Payments actually received during the term of the leases will be sufficient to meet amounts due under the Notes.

     LACK OF SECURITY INTEREST

     As stated above, none of the Trustee, the Indenture Trustees or the Certificateholders has or will have any security interest, mortgage, charge or other similar interest in any of the Aircraft or the leases. As a result, such parties do not have available to them certain rights upon a Note Event of Default which would have been available to them had their interests in the Aircraft and the leases been directly secured by such assets. The Security Trustee has been granted a security interest in one-third of the ordinary share capital of Holding Co., certain of its subsidiaries and the subsidiaries of Airplanes Trust. In addition, the Accounts (other than certain "Rental Accounts") are held in the name of the Security Trustee.

     POSSIBLE CONTINGENT LIABILITIES OF TRANSFERRED COMPANIES

     The Aircraft and leases were acquired through the purchase by Airplanes Limited of 95% of the issued and outstanding capital stock of Holding Co. and the purchase by Airplanes Trust of all the issued and outstanding capital stock of AeroUSA. Holding Co. and AeroUSA in turn own, directly and indirectly, 100% of the ordinary share capital of the remaining Transferred Companies. Prior to their sale, GPA Group took steps to ensure that there were no material contingent liabilities related to any of the Transferred Companies but no assurances can be given that pre-transfer liabilities will not be identified in the future. GPA has indemnified Airplanes Group against certain losses, if any, suffered by Airplanes Group (including any

Transferred Company or any of their directors) as a result of, inter alia, the breach of GPA's representations and warranties in the Stock Purchase Agreements, pursuant to which the shares of Holding Co. and AeroUSA were purchased (the "Stock Purchase Agreements"), that there were no liabilities, actual or contingent of a Transferred Company that existed at the time of transfer but were not disclosed in the financial statements of the relevant Transferred Company or otherwise disclosed to Airplanes Group. Many of the representations and warranties are qualified by standards relating to their materiality in relation to Airplanes Group. The maximum amount that may be recovered from GPA as a result of such indemnification or any breach of representation or warranty contained in the Stock Purchase Agreements shall be an amount approximately equal to the purchase price paid in the Acquisition. The representations and warranties of GPA contained in the Stock Purchase Agreements only survive until March 28, 1999.

     AeroUSA and AeroUSA 3 will continue to file U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. and its subsidiaries (the "GPA U.S. Tax Group"). Currently, there are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by the GPA U.S. Tax Group. GPA Group believes that none of these audits will have a material adverse impact upon the financial condition or liquidity of AeroUSA or AeroUSA 3. AeroUSA, Airplanes Trust, GPA, Inc. and GPA Group have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") dated as of March 28, 1996 pursuant to which GPA indemnified AeroUSA against any U.S. federal, state or local tax liabilities ("Tax Liabilities"), if any, suffered by AeroUSA or AeroUSA 3 that are (i) related to any tax period or portion thereof prior to March 28, 1996 or (ii) related to any tax period or portion thereof on or following March 28, 1996 and are Tax Liabilities that AeroUSA or AeroUSA 3 would not have incurred if they were not and never had been members of the GPA U.S. Tax Group. Furthermore, under the Tax Sharing Agreement, with respect to GPA U.S. Tax Group returns, (i) AeroUSA shall be liable to GPA, Inc. for its share of Tax Liabilities based on the amount of Tax Liabilities that AeroUSA would have incurred if it and AeroUSA 3 were not and never had been members of the GPA U.S. Tax Group (the "Stand-alone Tax Liability") and (ii) to the extent that any amount payable by any member of the GPA U.S. Tax Group (other than AeroUSA or AeroUSA 3) in respect of Tax Liabilities for any tax period following March 28, 1996 is reduced to reflect a tax asset generated by AeroUSA or AeroUSA 3, then GPA Group will pay to AeroUSA, at the time such tax savings are realized, an amount equal to the difference between the actual taxes paid for such tax period and the amount of taxes that would have been payable in the absence of such tax asset. With respect to a liability of AeroUSA described in clause (i) of the preceding sentence, AeroUSA will pay such amounts to GPA, Inc. in cash only to the extent that payments due to taxing authorities are attributable to the Stand-alone Tax Liability of AeroUSA and AeroUSA 3; the remainder of any amounts payable to GPA, Inc. described in clause (i) will be paid in the form of subordinated, non-interest paying AeroUSA notes. Tax warranties of GPA and the indemnity of GPA for Tax Liabilities related to any tax period or portion thereof prior to March 28, 1996 only survive until March 28, 2003.

     The ability of Airplanes Group to receive amounts from GPA pursuant to indemnities against tax and other liabilities of the Transferred Companies will depend upon the financial condition and liquidity of GPA at the time any claim is made. Furthermore, to the extent any tax or other claims are successfully made against the Transferred Companies and not indemnified by GPA or paid from Airplanes Group's available cash flow, because the Notes are not secured directly or indirectly by the Aircraft or the leases, substantially all of the assets of the Transferred Companies, including the Aircraft, would be available for attachment and satisfaction of any such claim.

     DELEGATION OF RESPONSIBILITIES

     Except to the limited extent described herein, neither the Trustee nor any Certificateholder has any right to participate in the management or affairs of Airplanes Group. In particular, such parties cannot supervise the functions relating to the leases and the re-lease of the Aircraft, which functions have generally been delegated to the Servicer under the Servicing Agreement.

     Because Airplanes Group has no, and will have no, executive management resources of its own, Airplanes Group relies upon the Servicer, the Administrative Agent, the Cash Manager and other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. While Airplanes Group has retained GECAS as the Servicer and wholly-owned subsidiaries of GPA Group as the Cash Manager and Administrative Agent, there can be no assurance that Airplanes Group will continue its arrangements with these organizations until the Notes are paid in full or that such organizations will continue their relationship with Airplanes Group until such time. Failure of these foregoing organizations to perform their respective contractual obligations to Airplanes Group could have a material adverse effect upon Airplanes Group's operations, which could adversely affect Airplanes Group's ability to repay the Notes and consequently affect the amount of payments made in respect of the Certificates. In the event that the Servicer, the Administrative Agent or the Cash Manager were to resign or have their respective contracts terminated pursuant to their respective contractual arrangements with, or on behalf of, Airplanes Group, there can be no assurance that suitable replacement service providers could be found, or found in a timely manner, and engaged on terms acceptable to Airplanes Group or that would not cause a downgrading in the then current rating relating to the Certificates. The loss of the Servicer, the Administrative Agent or the Cash Manager under such circumstances could have a material adverse effect on Airplanes Group's ability to make payments on the Notes.

     In addition, in the event that either GECAS or a GPA subsidiary no longer serves as Servicer or Administrative Agent and Cash Manager, respectively, on behalf of Airplanes Group or either such party fails to maintain, among other things, certain employment levels in Ireland, or GPA fails to hold 5% of the capital stock of Holding Co., certain corporate tax and withholding tax benefits currently afforded to Holding Co. and other Irish tax resident Transferred Companies may be lost. The loss of such tax benefits would have a material adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Airplanes Limited Notes.

     CONFLICTS OF INTEREST OF GECAS

     In addition to acting as Servicer, GECAS also participates in the management of certain aircraft assets owned by Aircraft Lease Portfolio Securitization 94-1 Limited ("ALPS 94-1"), GE Capital and its affiliates and other third parties, including GPA and its affiliates. Until June 27, 1996, GECAS participated in the management of certain aircraft assets owned by Aircraft Lease Portfolio Securitization 92-1 Limited ("ALPS 92-1"), the obligations of which were refinanced on such date with an issue of securities by ALPS 96-1 Pass Through Trust ("ALPS 96-1"). (ALPS 92-1 and ALPS 94-1 are special purpose vehicles with investment objectives similar to those of Airplanes Group.) GECAS will from time to time have conflicts of interest in performing its obligations to Airplanes Group and the other entities to which it provides management services and with respect to the aircraft for which it provides such services. Such conflicts may be particularly acute in situations involving GE Capital or its affiliates or investment vehicles sponsored by GE Capital or its affiliates (collectively, "GE Group"). Under certain of GECAS's aircraft servicing arrangements (including the ALPS 94-1 Servicing Agreement), such conflicts will not entitle the entities to whom GECAS provides services to replace GECAS as servicer except in certain limited circumstances.

     As of December 31, 1995, the portfolio of aircraft managed by GECAS and its affiliates (the "GECAS Managed Portfolio") comprised approximately 890 aircraft. At such date, the owned portfolio of GE Group was comprised of 420 aircraft or 47% of the GECAS Managed Portfolio. GECAS announced in early 1996 that it had entered into a multi-year order for five Boeing 777's and 102 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft. Under the agreement with Boeing, GECAS also may purchase up to 76 additional Boeing 737 jet aircraft. From time to time, GE Group is likely to acquire additional new and used aircraft that are expected to be included in the GECAS Managed Portfolio and to be managed by GECAS and its affiliates and, in addition, GECAS may from time to time provide aircraft services to various third parties. GECAS also manages, and may in the future form and sponsor, additional aircraft or equipment leasing programs, some of which may have investment objectives that are the same as, or similar to, those of Airplanes Group. It is likely that, at various times, the aircraft in any such programs will compete with the Aircraft when the Aircraft are being marketed for re-lease or sale, and such programs may create additional conflicts of interest with respect to the marketing of the Aircraft for re-lease or sale. Conflicts of interest may also arise that involve the provision by GE Group of aircraft or engine financing to third parties, including Airplane Group's lessees.

Moreover, certain of GECAS's marketing and servicing arrangements with its affiliates and other third parties include provisions that may have the effect, in certain circumstances, of requiring GECAS to give preference to such affiliates, other third parties or their respective aircraft over the Aircraft.

     GECAS continues to act as servicer of 87 Stage 3 and 10 Stage 2 aircraft (as of March 31, 1996) that continue to be owned or leased-in by GPA or its affiliates pursuant to an amended and restated servicing agreement between GECAS and GPA dated March 28, 1996 (the "GPA Management Agreement"). In addition, in connection with ALPS 94-1, GECAS services 27 Stage 3 aircraft and provides certain other services, which primarily relate to the sale and lease of aircraft after the expiration of their initial lease terms. Finally, GECAS has agreed to act as servicer with respect to new aircraft potentially to be acquired from The Boeing Company ("Boeing") by a special purpose company owned beneficially by GPA and Boeing (the "Special Purpose Company" or "SPC") pursuant to a servicing agreement expected to be entered into shortly.

     Pursuant to the terms of the Servicing Agreement, GECAS has agreed to perform the services required thereby with reasonable care and diligence at all times (the "GECAS Services Standard"). If a conflict of interest arises regarding GECAS's management of two particular Aircraft, or aircraft assets other than those owned by the Airplanes Group, on the one part, and Aircraft, on the other part, the Servicer is required to perform the services in good faith and to the extent that two particular Aircraft or the Aircraft and other aircraft then managed by GECAS are substantially similar in terms of objectively identifiable characteristics that are relevant for purposes of the particular services to be performed, the Servicer will not discriminate, (a) among the Aircraft or (b) between any of the Aircraft and any other aircraft then managed by GECAS on an unreasonable basis (the "GECAS Conflicts Standard").

     Under certain limited circumstances in which a conflict of interest arises with respect to a particular Aircraft or lease that requires, in the good faith opinion of the Servicer, an arm's-length negotiation between the Servicer or any of its affiliates and Airplanes Group, the Servicing Agreement provides that the Servicer shall be entitled to withdraw from acting as Servicer with respect to such Aircraft or lease in connection with the negotiation of the issue giving rise to such conflict of interest and Airplanes Group shall be entitled to appoint an independent representative to act on behalf of Airplanes Group with respect to such negotiation. The Servicer shall be entitled to act on behalf of itself or any of its affiliates with respect to such negotiation. In the event that the Servicer reasonably determines that certain services required to be carried out under the Servicing Agreement would place the Servicer in a conflict of interest such that the Servicer could not, in its good faith opinion, perform its obligations within the requirements of the Servicing Agreement, the Servicer may resign as Servicer for all Aircraft, or, at its election, for any affected Aircraft, such resignation to become effective upon the appointment of a replacement servicer.

     LIMITATION OF LIABILITY ON THE PART OF THE SERVICER

     Pursuant to the Servicing Agreement, the Servicer and its affiliates are not liable or accountable to any person, other than Airplanes Limited, AeroUSA and Holding Co., to the limited extent described below, under any circumstances, for any liabilities, obligations, losses, damages, penalties, taxes, suits, judgments, costs, fees, expenses and disbursements directly or indirectly arising out of, in connection with or related to, the management by the Servicer of the Aircraft or other aircraft assets ("Losses"), and Airplanes Limited, AeroUSA and Holding Co. jointly and severally indemnify the Servicer and its affiliates on an after-tax basis for any Losses, unless such Losses are finally adjudicated to have resulted directly from the Servicer's gross negligence or wilful misconduct in respect of its obligation to apply the GECAS Services Standard or the GECAS Conflicts Standard in respect of its performance of the services under the Servicing Agreement. Airplanes Limited, AeroUSA and Holding Co. also jointly and severally indemnify the Servicer and its affiliates on an after-tax basis for any losses that may be imposed on, incurred by or asserted against, the Servicer and its affiliates, directly or indirectly, arising out of, in connection with or related to, the Servicer or any of its affiliates' involvement in connection with the structuring or implementation of any aspect of the Acquisition, the Underwritten Offering or related transactions. Airplanes Limited, AeroUSA and Holding Co. are entitled to terminate the Servicing Agreement if the Servicer fails in any material respect to perform any material service thereunder to either the GECAS Services Standard or the GECAS Conflicts Standard and such failure has a material adverse effect on Airplanes Group taken as a whole. The Servicer does not assume any liability or accountability for (i) the direct or indirect transfer of the Aircraft, the leases related thereto, the receivables related thereto or any other assets to any person within the Airplanes Group, (ii) the adequacy of the terms of any lease relating to any Aircraft to the extent any such lease was novated, amended or modified in connection with the direct or indirect transfer of the Aircraft or the leases to or among the Transferred Companies on or prior to March 28, 1996, (iii) the reliability or creditworthiness of any lessee with respect to its obligations under any lease, (iv) the adequacy of the Rental Payments derived from the leases to support the various obligations of the Airplanes Group, (v) the adequacy of certain Maintenance Reserves (as defined below) or security deposits relating to the Aircraft ("Security Deposits"), (vi) the terms and conditions of the Notes or Refinancing Notes or additional Notes,
(vii) the ability of Airplanes Limited and Airplanes Trust to comply with the terms and conditions of the Notes, the Guarantees or any Refinancing Notes or any additional Notes and (viii) the structuring or implementation of any aspect of the various transactions which established Airplanes Group.

     The duties and obligations of the Servicer are limited to those expressly set forth in the Servicing Agreement and the Servicer does not have any fiduciary or other implied duties or obligations to Airplanes Group or any other person, including any Certificateholder.

     CONFLICTS OF INTEREST OF GPA

     GPA currently holds substantially all of the Class E Notes issued by Airplanes Limited, GPA Financial acts as Administrative Agent and GPA Cash Manager acts as Cash Manager for Airplanes Group. In addition, GPA holds all of the Class E Notes issued by ALPS 94-1 and, as a result, has certain access to potential benefits relating to the aircraft it sold to ALPS 94-1. Finally, GPA continues to own and lease-in a significant fleet of 111 Stage 3 aircraft and ten Stage 2 aircraft and, through its investment in SPC, may have an interest in any aircraft purchased by SPC. Of the 111 Stage 3 aircraft, 49 aircraft are leased-in. See "-- The Aircraft, Related Leases and Collateral" for a definition of the terms "Stage 2" and "Stage 3".

     GPA Financial may from time to time have conflicts of interest in performing its obligations to Airplanes Group as Administrative Agent resulting from GPA's interests in its own aircraft and GPA's interests in ALPS 94-1 and SPC. These conflicts may arise, for instance, when GPA Financial, as Administrative Agent, advises Airplanes Group as to the annual budget to be adopted for Airplanes Group and with respect to decisions by Airplanes Group to sell Aircraft.

     Pursuant to the Administrative Agency Agreement, GPA Financial is obligated, in performing its services as Administrative Agent, to devote the same amount of time and attention and will be required to exercise the same level of skill, care and diligence in the performance of its services as it would if it were administering such services on its own behalf (the "Administrative Agent's Services Standard"). In addition, if any conflicts of interest arise with respect to GPA Financial's role as Administrative Agent and its other interests, the Administrative Agency Agreement requires GPA Financial to report such conflict promptly to Airplanes Group and to act in a manner that treats Airplanes Group equally with the entities giving rise to the conflict of interest, does not violate the Administrative Agent's Services Standard and would not be reasonably likely to have a material adverse effect on Airplanes Group (the "Administrative Agent's Conflict Duties").

     Given the limited discretion that may be exercised by GPA Cash Manager in its role as Cash Manager, it is unlikely that conflicts of interest in connection with its services in such capacity will arise relative to GPA's other interests.

     LACK OF SEPARATE REPRESENTATION

     Airplanes Group and GPA Group are represented by the same Jersey, English and United States legal counsel, and it is anticipated that such multiple representation will continue in the future. Airplanes Group does not have separate Irish legal counsel. Without independent legal representation, the terms of the agreements negotiated between Airplanes Group and GPA could disproportionately benefit one party over the other. Should a significant dispute arise in the future between Airplanes Group and GPA or any of their respective affiliates, Airplanes Group anticipates that it will retain separate counsel to represent it in such matter.

RISKS RELATING TO THE AIRCRAFT

     COMPETING AIRCRAFT AVAILABLE FOR LEASE; OPERATIONAL RESTRICTIONS

     In connection with re-leasing of the Aircraft, Airplanes Group may encounter competition from, inter alia, other aircraft leasing companies (including GPA and International Lease Finance Corporation), airlines, aircraft manufacturers, aircraft owners, financial institutions (including GE Capital and its affiliates), aircraft brokers, special purpose vehicles (including ALPS 92-1 and ALPS 94-1) formed for the purpose of acquiring, leasing and selling aircraft and public and private limited partnerships and funds with investment objectives similar to those of Airplanes Group (including investment vehicles sponsored by GE Capital and its affiliates). Airplanes Group is subject to restrictions in the Trust Indentures and the constituent documents of Airplanes Limited and Airplanes Trust that will impair Airplanes Group's operational flexibility. For instance, GPA has in the past granted concessionary rental rates to airlines in return for equity investments in order to place aircraft on lease and minimize the number of aircraft on the ground. GPA has also entered into similar arrangements with troubled lessees in order to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing the overall cost to GPA. Further, GPA has leased or offered lessees the ability to lease spare parts and engines, which ability will not be available to Airplanes Group. It can be expected that Airplanes Group will encounter similar commercial situations in the future but its ability to offer a flexible, market-driven, response will be limited by certain contractual constraints. In addition, certain competing aircraft lessors (including GE Capital and its affiliates) have, or have access to, financial resources substantially greater than those of Airplanes Group, may have a lower overall cost of capital and may provide financial services or other inducements to potential lessees that Airplanes Group cannot provide. Airplanes Group is also subject to certain limitations as to eligible lessees and geographic diversification of the lessees that must be satisfied in order to maintain the ratings of the Certificates. Airplanes Group's competitors may not be subject to such limitations.

     SUPPLY OF AND DEMAND FOR AIRCRAFT

     The aircraft leasing market is affected by such factors as manufacturer production levels; passenger demand; retirement and obsolescence of aircraft models; manufacturers exiting the industry or ceasing to produce aircraft types in the portfolio of Aircraft owned by Airplanes Group (the "Portfolio"); fuel costs; governmental regulation and air traffic control infrastructure constraints. The effects of deregulation of commercial aviation in the United States and the increasing trend toward deregulation in other significant jurisdictions where lessees currently, or may in the future, operate aircraft, may contribute to further uncertainty in the commercial aviation industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of oversupply and undersupply, primarily as a result of the cyclicality of the world economy. The condition of the aviation industry will vary at different points in the business cycle for lessors and sellers of aircraft at the times when the Aircraft are being marketed for re-lease or sale, and there can be no assurance such conditions will allow re-lease or, where applicable, sale, on satisfactory terms. An oversupply of certain types of used Stage 3 aircraft currently exists, including certain of the types of aircraft included in the Portfolio such as Boeing 747s (one Aircraft or 0.85% by Initial Appraised Value (as defined below) of the Portfolio), Airbus A300s (six Aircraft or 1.88% by Initial Appraised Value (as defined below) of Portfolio) and DC-10s (four Aircraft or 1.96% by Initial Appraised Value (as defined below) of the Portfolio).

     RISKS RELATING TO THE EXERCISE OF PURCHASE OPTIONS

     Eight lessees with respect to 24 Aircraft, representing approximately 9% of the Portfolio by Initial Appraised Value (as defined below), have options to purchase Aircraft at prices below either "estimated fair market value" or Airplanes Group's estimated net book value at the option exercise date (the "Purchase Options"). (For the purposes of this analysis, estimated fair market value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from October 31, 1995 to the option exercise date from the average of three appraisals performed by independent appraisers as of October 31, 1995 of the Aircraft (the "Initial Appraised Value").

     Of these options, four lessees with respect to 11 Aircraft, have rights to purchase Aircraft at prices below Airplanes Group's estimated net book value at the option exercise date.

     In the event that a significant number of options to purchase Aircraft are exercised at prices below "estimated fair market value" or Airplanes Group's estimated net book value at the option exercise date, the amount and timing of principal payments to certain Certificateholders and the average lives of the Certificates may be adversely affected.

     RISKS RELATING TO THE PURCHASE PRICE AND DECLINE IN AIRCRAFT VALUES

     The purchase price for the Aircraft was calculated largely on the basis of the Initial Appraised Value of the Aircraft, which assumes an "open, unrestricted stable market environment with a reasonable balance of supply and demand, and with full consideration of the Aircraft's highest and best use, presuming an arm's length, cash transaction between willing, able and knowledgable parties, acting prudently, with an absence of duress and with a reasonable period of time available for marketing adjusted to account for the maintenance status of each aircraft" (each such value so ascertained is referred to herein as the "Base Value"). The Initial Appraised Value is more than, and is likely to be substantially more than, the value of aircraft in the current market, given current overcapacity in the aviation industry. Aircraft values depend on a number of factors that are not within the control of Airplanes Group, such as market and economic conditions (including prevailing interest rates and the general availability of credit), the availability and cost of competing new and used aircraft, including any effects of the ability of manufacturers to build new aircraft at a lower cost or with less lead time, the condition of the aircraft, the particular maintenance and operating history, the number of operators using each type of aircraft and the supply of each type of aircraft, whether the aircraft is subject to a lease and, if so, the identity and creditworthiness of the lessee, the jurisdiction of registration and the terms of and payment experience with respect to such lease and any regulatory and legal requirements that must be satisfied before the aircraft can be sold. Values of the Aircraft may be adversely affected by changes in the competitive and financial position of the relevant commercial aircraft manufacturer, by the withdrawal of such manufacturer from that market or by unexpected manufacturing defects that may surface.

     Aircraft appraisers recently reduced their appraised values for certain Aircraft, reflecting a number of matters including recent manufacturers' price discounting and further deterioration in values with respect to older wide bodied aircraft. There can be no assurance that aircraft appraisers may not further reduce their appraised values for Aircraft in the future or that Aircraft values will not fall. In particular, if manufacturers prematurely cease to produce aircraft types contained in the Portfolio, this could significantly reduce the value of the aircraft type in question. In particular, the current uncertainty regarding the future of Fokker N.V. in the commercial aircraft manufacturing industry, following its recent filing for bankruptcy, may result in significant reductions of values for Fokker Aircraft. Approximately 7.4% of the Aircraft in the portfolio by Initial Appraised Value are Fokker 100s.

     All of the major manufacturers are implementing programs to shorten the lead times and reduce the cost of manufacturing commercial aircraft, including reorganization of design and production systems and business arrangements with suppliers which have resulted in, inter alia, reductions in the price of aircraft and shifts in aircraft ordering patterns such that purchasers are able to acquire aircraft at shorter lead times than previously required. Some manufacturers are also considering the use of lower cost production locations than those they currently use. Depending on the extent to which cost savings are achieved and passed on to the manufacturers' customers, these factors could have an adverse impact on the ability of Airplanes Group to re-lease or sell the Aircraft and on the Rental Payments from future leases of the Aircraft.

     Any reduction in Aircraft values may affect Airplanes Group's ability to maintain the current rental rates and may adversely affect its ability to make payments on the Notes.

     SALES OF AIRCRAFT

     Airplanes Group believes that, due to current overcapacity in the aviation industry, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than, the Initial Appraised Value. Furthermore, neither the Initial Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale of Aircraft would be substantially less than the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, following a Note Event of Default, there can be no assurance that Aircraft, if sold, would not be sold at prices significantly less than the Initial Appraised Value of such Aircraft. In addition, prior to a Note Event of Default, each Trust Indenture permits Airplanes Group to sell Aircraft at prices below a specified target price in certain limited circumstances and in limited aggregate amounts, which may adversely affect the amount and timing of principal payments to certain Certificateholders and may, in turn, affect the average lives of the Certificates.

     AIRCRAFT LIENS

     Liens which secure the payment of, inter alia, airport taxes, customs duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer's charges or salvage ("Liens") are likely, depending on the jurisdiction in question, to attach to the Aircraft in the normal course of operation. The sums which such Liens secure may be substantial and may, with certain jurisdictions or limited types of Liens (particularly fleet liens), exceed the value of the Aircraft in respect of which the Lien is being asserted.

     In some jurisdictions, aircraft Liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the Aircraft, and, until discharged, such Liens could adversely affect the ability of Airplanes Group to repossess, re-lease or sell the Aircraft. In particular, under the laws of the United Kingdom, if a particular lessee (whether or not it is a European operator) defaults in payments to Eurocontrol of air navigation charges (relating to navigation services provided within European airspace by Eurocontrol), the Civil Aviation Authority of the United Kingdom (the "CAA") has the right to detain, pending payment, any aircraft operated by the defaulting operator at the time of detention when a relevant Aircraft is located at any designated airport within the United Kingdom. Furthermore, if such charges are not paid within a specified period, the CAA has the power to sell the detained aircraft to satisfy the outstanding charges. These charges may also relate to a period when the detained aircraft was being operated by a prior operator. A similar form of "fleet lien" is granted to certain airport authorities under the laws of the United Kingdom and in Ireland in relation to unpaid airport landing fees.

     Under each of the current Airplanes Group leases, the relevant lessee is responsible for, and required to discharge, all such Liens arising during the term of such leases, with the exception of those arising by reason of, inter alia, Airplanes Group's or the lessor's own acts or those created by, or arising by reason of, debts or liabilities of Airplanes Group's predecessors in title or any previous operator. However, there can be no assurance that future leases will contain such conditions or that the lessees will comply with such obligations. Any failure to remove Liens could adversely affect Airplanes Group's ability to repossess, re-lease or sell an Aircraft if a lessee defaults. The Servicer is not obligated under the terms of the Servicing Agreement to remove any Liens from Aircraft.

     REGISTRATION OF AIRCRAFT

     All of the Aircraft which are being operated must be duly registered at all times with an appropriate aviation authority. Generally, failure to maintain the registration of any Aircraft which is on lease would be a default under the applicable lease, entitling Airplanes Group to exercise its rights and remedies thereunder. If an Aircraft were to be operated without a valid registration, the lessee operator or, in some cases, the owner or lessor, may be subject to penalties which could constitute or result in a Lien being placed on such Aircraft. Loss of registration could have other adverse effects, including inability to operate the Aircraft and loss of insurance, which in turn could have a material adverse effect on the ability of Airplanes Group to pay interest and principal on the Notes. However, there can be no assurance that future leases will contain such terms or that lessees will comply with such terms.

     TECHNOLOGICAL RISKS

     Airplanes Group's ability to lease or sell the Aircraft may be adversely affected to the extent that the availability for lease or sale of newer, more technologically advanced aircraft or the introduction of increasingly stringent noise or emissions regulations make the Aircraft less competitive. This risk, which is common to all aircraft lessors, is particularly significant for Airplanes Group given its need to repay principal and interest on the Notes over a relatively long period, which will require that many of the Aircraft be leased or sold close to the end of their useful economic life. Furthermore, the extent to which Airplanes Group is able to manage these technological risks through modifications to aircraft and sale of aircraft is expected to be limited and any sales of aircraft will depend on Airplanes Group's ability to satisfy the criteria set forth under the Trust Indentures.

     AIRCRAFT TYPE CONCENTRATIONS

     At March 31, 1996, the Portfolio contained three aircraft types which each represented over 10% of the Portfolio by Initial Appraised Value: Boeing 737-400s constituted 13.9%, McDonnell Douglas MD83s constituted 12.4% and McDonnell Douglas DC8-71Fs constituted 11.2%. Also, at March 31, 1996, narrowbody Aircraft (excluding turboprops) constituted 76.9% of the Portfolio by Initial Appraised Value.

     GOVERNMENT REGULATION

     In addition to the general requirements regarding maintenance of the Aircraft, aviation authorities from time to time issue Airworthiness Directives ("ADs") requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of certain designated types. Certain manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs required to maintain its Certificate of Airworthiness or other manufacturer requirements in respect of an Aircraft (or if the Aircraft is not currently subject to a lease), Airplanes Group may have to bear (or, to the extent required under the relevant lease, share) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the Aircraft are registered, possibly as part of the airworthiness requirements, but also in other jurisdictions where the Aircraft operate. A number of jurisdictions have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Such regulations restrict the future operation of aircraft that do not meet Stage 3 (as defined in "-- The Aircraft, Related Leases and Collateral") noise requirements and ultimately will prohibit the operation of such aircraft in the relevant jurisdictions early in the next century (December 31, 1999 in the case of the United States). As 6.6% of the Aircraft by Initial Appraised Value did not meet, at March 31, 1996, the Stage 3 requirements, these regulations may adversely affect Airplanes Group. Furthermore, there can be no assurance that no new ADs or noise or emissions reduction requirements will not be adopted in the future that could result in significant costs to Airplanes Group or adversely affect the value of, or its ability to re-lease, Stage 2 or Stage 3 Aircraft. Certain organizations and jurisdictions are currently considering tightening noise and emissions certification requirements for newly manufactured aircraft.

RISKS RELATING TO THE LEASES

     OPERATING LEASES

     Most of the current Airplanes Group leases are operating leases, under which Airplanes Group retains substantially all of the risks and rewards associated with ownership of the Aircraft, including the Aircraft's residual value. A few of the existing leases are finance leases, which effectively transfer the benefits and risks of ownership of the Aircraft from Airplanes Group to the finance lessee. The existing operating leases are "net" leases pursuant to which the lessees are obliged to make Rental Payments and generally assume responsibility for, inter alia, (i) maintaining the Aircraft, (ii) ensuring proper operation of the Aircraft, (iii) providing indemnification and insurance for losses resulting from operation of the Aircraft, (iv) paying all costs of operating the Aircraft and keeping the Aircraft free of liens (as defined in the relevant lease) (other than permitted liens under the relevant lease) resulting from such operation and (v) complying with all governmental licensing and other requirements, including ADs (except in certain cases where the terms of the relevant lease require the lessor to share the cost thereof).

     RE-LEASING

     Upon termination of any lease, the Servicer is obligated, pursuant to the terms of the Servicing Agreement, to use commercially reasonable efforts on behalf of Airplanes Group to re-lease the related Aircraft. There can be no assurance, however, that Airplanes Group will be able to obtain rental rates and lease terms (including maintenance and redelivery condition agreements) in the future comparable to those contained in the existing leases. Airplanes Group's ability to re-lease Aircraft, as well as its ability to obtain such rental rates and such terms, may be adversely affected by, inter alia, restrictions imposed by the Trust Indentures, the economic condition of the airline industry, the supply of competing aircraft, other matters affecting the demand for particular aircraft types and competition from lessors offering leases on more favorable terms than Airplanes Group.

     The expected number of Aircraft that Airplanes Group must place with lessees through December 31, 2000 is made up of the sum of (i) Aircraft in Airplanes Group's existing Portfolio that are currently available for marketing, and (ii) Aircraft coming to the end of their lease terms before December 31, 2000, less the aggregate of (a) Aircraft which are currently the subject of a lease extending through December 31, 2000, (b) Aircraft which are the subject of a non-binding letter of intent to sell or lease (see Note 2 of table below) and
(c) any Aircraft sold prior to December 31, 2000. Additional Aircraft may need to be re-leased if such Aircraft become available through premature terminations of leases or if letters of intent do not result in leases or if Aircraft subject to lease agreements are not delivered. Airplanes Group's expected re-leasing requirements from March 31, 1996 through the year 2000 are shown in the following table:

                  AIRPLANES GROUP LEASE PLACEMENT REQUIREMENT
                              AS OF MARCH 31, 1996

                                                                      TO DECEMBER 31,
                                                            ------------------------------------
                                                            1996    1997    1998    1999    2000
                                                            ----    ----    ----    ----    ----
Aircraft available for marketing(1)......................     11      --      --      --      --
Contracted lease expirations (including expirations of
  leases that are assumed to result from letters of
  intent)................................................     43      41      55      31      26
Less Aircraft subject to contract or letter of
  intent(2)..............................................    (25)     (2)     (7)     --      (1)
                                                            ----    ----    ----    ----    ----
Placement requirement(3)(4)..............................     29      39      48      31      25
                                                            ====    ====    ====    ====    ====

- ---------------

(1) Aircraft available for marketing consist of those Aircraft which were not in revenue service with lessees as of March 31, 1996.

(2) Airplanes Group's lease placement requirement assumes that letters of intent will in due course be reflected in binding contracts. Although letters of intent are not legally binding, most of GPA Group's letters of intent have, historically, resulted in lease agreements between the parties thereto.

(3) Assumes that Aircraft coming to the end of currently contracted lease terms which are not, as of March 31, 1996, the subject of an additional agreement or letter of intent need to be re-leased only once more before the year 2001.

(4) Assumes that no current Airplanes Group lease entered into by Airplanes Group terminates prematurely and that there are no sales of Aircraft or purchases of additional aircraft.

     There can be no assurance that, with significant numbers of Aircraft to re-lease in the future, Airplanes Group will be able continually to re-lease such Aircraft without significant periods of downtime or without any adverse effect on the rental rates it is able to obtain, especially during downturns in demand for aircraft on operating lease and that the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the Notes will not be adversely affected thereby.

     REQUIREMENT FOR CERTAIN LICENSES AND APPROVALS

     A number of leases require specific licenses, consents or approvals for different aspects of the leases. These include consents from governmental or regulatory authorities to certain payments under the leases and to the import, re-export or de-registration of the Aircraft. No assurance can be given that such requirements may not be increased by subsequent changes in applicable law or administrative practice or that a consent, once given, will not be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an Aircraft may not be forthcoming. Any such event could have an adverse impact on Airplanes Group's ability to re-lease or sell aircraft.

     FACTORS AFFECTING RENTAL RATES

     Average rental rates for a given aircraft model in the aviation industry worldwide depend upon a number of factors that are not within the control of Airplanes Group, including market and economic conditions (including prevailing interest rates and the general availability of credit), the availability and price of competing new and used aircraft, including the degree of competition among manufacturers, the condition and maintenance history of the Aircraft, the number of operators using each type of aircraft and the supply of each type of aircraft, the jurisdiction of registration and any regulatory and legislative requirements that must be satisfied before the aircraft can be leased. Future rental rates and/or ability to re-lease aircraft may also be adversely affected by changes in the competitive and financial position of the relevant commercial aircraft manufacturer, by the withdrawal of such manufacturer from the commercial aviation market, or from the maintenance and spare parts markets, or by unexpected manufacturing defects that may arise. The bankruptcy of Fokker N.V., the manufacturer of 7.4% of the Aircraft by Initial Appraised Value, may adversely affect the rental rates that Airplanes Group is able to obtain on those Aircraft and may adversely affect its ability to make payments of interest and premium, if any, on, and principal of, the Notes.

     FUNDING OF MAINTENANCE RESERVES

     The standards of maintenance observed by the various lessees and the condition of the Aircraft at the time of sale or lease may affect the future values and rental rates for the Aircraft. Under the leases, it is primarily the responsibility of the relevant lessee to maintain the Aircraft and to comply with all governmental requirements applicable to the lessee and the Aircraft, including, without limitation, operational, maintenance, and registration requirements and in most cases, manufacturer recommendations or ADs (although in certain cases the relevant lessor has agreed to share the cost of complying with certain ADs or manufacturer recommendations). Failure of a lessee to perform required or recommended maintenance with respect to an Aircraft during the term of the lease could result in a grounding of such Aircraft and is likely to require Airplanes Group to incur costs, which could be substantial, to restore such Aircraft to an acceptable maintenance condition prior to re-leasing. In most cases, the leases contain an associated liability on the part of the lessor to reimburse the lessee for maintenance performed on the related Aircraft, generally to the extent of any maintenance reserve or "supplemental rent" payments made by the lessees which serve as security for the lessee's obligation to maintain the Aircraft. In some cases, Airplanes Group is obliged to contribute to the cost of maintenance work performed by the lessee.

     At March 31, 1996, Airplanes Group recorded $311 million of liabilities for maintenance reserves (the "Maintenance Reserves"). Currently, Airplanes Group holds approximately $80 million in cash (the "Maintenance Reserve Amount") in respect of maintenance reserve liabilities which, together with projected future maintenance reserve payments under the leases, is believed by Airplanes Group, following consultation with the Administrative Agent, to be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of GPA's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

     There can be no assurance, however, that Airplanes Group's maintenance requirements will correspond to GPA's historical experience, or the industry's experience overall, particularly as the Aircraft age. Furthermore, there can be no assurance that actual maintenance reserve payments by lessees and other cash received by Airplanes Group will not be significantly less than projected. Actual maintenance reserve payments by lessees will depend upon numerous factors including defaults and the ability of Airplanes Group to obtain satisfactory maintenance terms in leases. An increasing number of leases do not provide for any maintenance reserve payments to be made by lessees as security for their maintenance obligations. Any significant variations in such factors may materially adversely affect the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the Notes.

     LIABILITY, LOSS AND INSURANCE

     The lessees are required under Airplanes Group's current leases to indemnify the related lessor (and generally, if different, the owner) for, and insure against, liabilities arising out of use and operation of the Aircraft, including third party claims for death or injury to persons and damage to property for which Airplanes Group may be deemed liable. Any insurance proceeds received by Airplanes Group in respect of such claims shall be paid first to the applicable lessor in the event of loss of the Aircraft, to effect repairs or in the case of liability insurance, for indemnification of third party liabilities, with the balance, after deduction for all amounts due and payable by the lessee under the applicable lease, to be paid to the lessee. The lessees are also required to maintain public liability, property damage and hull all risks insurance on the Aircraft at agreed levels subject to hull deductibles which generally range from $250,000 to $1 million. Although Airplanes Group believes that the insurance required under the leases will be adequate to cover all likely claims, there can be no assurance that one or more catastrophic events will not exceed coverage limits. The lessees are required under the leases to provide evidence of insurance, and the insurers must notify Airplanes Group if any lessee insurance is to be cancelled or terminated. In such event, the Servicer is obligated, pursuant to the terms of the Servicing Agreement, to use commercially reasonable efforts to procure alternative insurance coverage to the extent commercially available in the relevant insurance market. However, any inadequate insurance coverage or default by the lessees in fulfilling their indemnification or insurance obligations will affect the proceeds that would be received upon an event of loss under the respective leases or claim under the relevant liability insurance.

     With respect to certain leases, the lessor may arrange separate political risk repossession insurance for its own benefit, covering (a) confiscation, nationalization and requisition of title of the relevant Aircraft by the government of the country of registry and denegation and deprivation of legal title and rights, and (b) the failure of the authorities in that country to allow de-registration and export of the Aircraft, subject to the conditions of the policies. Only some of the relevant leases require the lessee to reimburse the lessor for any political risk repossession insurance premiums.

RISKS RELATING TO THE LESSEES

     LESSEE DEFAULTS

     The ability of each lessee to perform its obligations under its lease will depend primarily on such lessee's financial condition. A lessee's financial condition may be affected by various factors beyond the control of Airplanes Group, including competition, fare levels, passenger demand, operating costs (including the price and availability of jet fuel and labor costs), economic conditions in the countries in which the lessees operate and environmental and other governmental regulation of or affecting the air transportation business. Many of Airplanes Group's existing lessees are in a relatively weak financial position. There can be no assurance as to the extent to which lessees will be able to perform their financial and other obligations under the leases.

     As of March 28, 1996, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves, and other miscellaneous amounts due under the leases (excluding default interest and certain cash in transit) amounted to approximately $15 million in respect of 21 lessees who had a combined total of 65 Aircraft on lease at that date. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their Rental Payments and/or are known to be currently experiencing financial difficulties. The Servicer is in restructuring negotiations with three of these lessees accounting for $11 million of the above amount. Eighteen lessees account for the remaining $4 million overdue and recovery of these amounts is being actively pursued. In addition to these amounts, three further lessees were being allowed formal deferrals of rent, maintenance and miscellaneous payments totalling $25 million at March 28, 1996. There can be no assurance that any such amounts can be recovered.

     There can be no assurance that more lessees will not become in arrears or in default for any reason.

     LATIN AMERICAN CONCENTRATION

     At March 31, 1996, the lessees with respect to 27% of the Aircraft by Initial Appraised Value operated in Latin America, principally Mexico, Brazil, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be dependent in part on the general level of political stability and economic activity and policies in those countries. Although certain countries in Latin America have experienced substantial improvement in their economies in the past several years, which has resulted in increased political stability, overall increased economic growth, lower inflation rates and revitalized economies, there can be no assurance that such progress can be maintained or that further progress will be made. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material adverse effect on lessee operations in those countries.

     The economy of the Latin American region as a whole and of particular Latin American countries may be materially affected by developments in other countries in Latin America. For example, in December 1994, a decrease in capital inflows to Mexico coupled with a large current account deficit led to diminishing foreign exchange reserves which ultimately forced Mexico to allow the peso to float freely. The subsequent devaluation of the peso led to a currency crisis in Mexico which dampened investor confidence and has resulted in lower levels of foreign investment in Latin America in general. The events that occurred during 1994 have produced a continuing economic recession in Mexico, characterized by a strong contraction in consumer demand for many products and services, reduced availability of credit, high domestic interest rates, high inflation, instability of foreign exchange policies, high unemployment and a loss of international investor confidence in Mexico and consequently the region as a whole.

     Mexico is a significant market for Airplanes Group's Aircraft and at March 31, 1996, 29 Aircraft, representing 9% of the Portfolio by Initial Appraised Value, were being operated by four Mexican aircraft operators. In the case of one operator, the leases on two Aircraft were terminated and while both Aircraft were ultimately re-possessed, considerable delays were experienced in enforcing legal rights to repossess these Aircraft. Difficult market conditions and substantial overcapacity continues to have an adverse effect on the Mexican air transport sector and restructuring negotiations with one of Airplanes Group's Mexican lessees are continuing, but there can be no assurance that they will be successful.

     In the past, certain of Airplanes Group's Brazilian lessees experienced significant difficulties due to overcapacity and adverse market conditions. As of March 31, 1996, 12 of Airplanes Group's Aircraft representing approximately 8% of the portfolio by Initial Appraised Value were being operated by four Brazilian lessees.

     NORTH AMERICAN CONCENTRATION

     For the past several years, the North American air transport sector has been undergoing a sustained period of over-capacity and consolidation. During that period, certain North American airlines have been persistently unable to generate sufficient earnings to cover their operating costs. Over the last several years, nearly half of the major North American passenger airlines have filed Chapter 11 bankruptcy proceedings and several major U.S. airlines have ceased operations altogether. While air traffic in the region has recently increased, increasing competition from low-cost, low-fare air carriers, in conjunction with an inability to reduce labor and other costs to competitive levels, continues to put pressure on North American airline margins. Several North American carriers who are lessees or who lease aircraft retained by GPA have recently emerged from bankruptcy and there can be no assurance that such lessees will not re-enter, or that other lessees in this region will not enter into, plans of reorganization or seek the protection of bankruptcy, insolvency or other similar proceedings. Such proceedings may adversely affect the ability of such lessees to make timely and full Rental Payments under their respective leases.

     LEASE TERMINATION AND AIRCRAFT REPOSSESSION

     Airplanes Group's rights and remedies in the event of a default under each lease include the right of the relevant lessor to terminate such lease and to repossess the related Aircraft. If a defaulting lessee contests such termination and repossession or is bankrupt or under court protection, however, it may be difficult, expensive and time-consuming for Airplanes Group to enforce its rights. With the large numbers of Aircraft in its Portfolio, it is likely that Airplanes Group will encounter enforcement delays or difficulties in various jurisdictions. Airplanes Group may incur direct costs associated with repossession of an Aircraft which include legal and similar costs, the direct costs of returning the Aircraft to an appropriate jurisdiction and any necessary maintenance to make the Aircraft available for re-leasing or sale. Maintenance costs with respect to repossessed aircraft may be significant. Repossession does not necessarily imply an ability to export or deregister and profitably redeploy the Aircraft. In cases where a lessee or other operator flies only domestic routes, repossession may be more difficult, especially if the jurisdiction permits the lessee to resist deregistration and the Aircraft is registered in such jurisdiction. In addition, in connection with the repossession of an aircraft, the aircraft owner may also find it necessary to pay debts secured by outstanding Liens as well as, in certain jurisdictions, taxes to the extent not paid by the lessee. Significant costs may also be incurred in retrieving or recreating aircraft records in a repossession. Aircraft records are generally required for obtaining a Certificate of Airworthiness for the Aircraft.

     Although certain letters of credit, third-party guarantees or bank guarantees or the cash equivalent thereof required under the relevant lease (the "Related Collateral") provided by the particular lessee and funds in certain Accounts with respect to that lessee may be available to Airplanes Group to reduce its losses, Airplanes Group nonetheless may suffer adverse consequences as a result of a lessee default and the related termination of the lease and repossession of the related Aircraft. Airplanes Group's exercise of its rights and remedies (including repossession) upon a lessee default also may be subject to the limitations and requirements of applicable law, including the need to obtain a court order for repossession of the Aircraft and/or to obtain consents or approvals for deregistration or re-export of the Aircraft. When a defaulting lessee is the subject of a bankruptcy, protective administration, insolvency or similar event, additional limitations and requirements may apply. Certain jurisdictions will give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or will entitle the lessee or another third party to retain possession of the Aircraft (without performing the obligations under the relevant lease) for a period that cannot be determined in advance. Accordingly, in such circumstances, Airplanes Group may be delayed in, or prevented from, enforcing certain of its rights under a lease and in re-leasing the affected Aircraft. Further, the premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with swap providers.

RISKS RELATING TO PAYMENTS ON THE CERTIFICATES

     FACTORS AFFECTING THE AMOUNT AND TIMING OF PAYMENTS UNDER THE CERTIFICATES

     The ability of Airplanes Group to re-lease Aircraft upon expiration or termination of the related leases, as well as other events outside of Airplanes Group's control, will affect payments on, and the weighted average lives of, the Notes and, accordingly, the Certificates, and may therefore affect the yield on the Certificates. Early terminations, whether as a result of lessee defaults or otherwise, may cause Aircraft to be re-leased earlier and more frequently and at lower rental rates than expected, and could adversely affect payments on the Certificates. The exercise of purchase options by certain lessees (the "Purchase Options") or the occurrence of termination events cannot be predicted and may be influenced by a variety of economic and other factors, including future interest rates and the availability and market value of aircraft at future dates.

     CASH FLOW FROM AIRCRAFT AND LEASES NOT PREDICTABLE; FAILURE OF ACTUAL EXPERIENCE TO MATCH ASSUMPTIONS

     The expected repayment schedules of the Notes were arrived at on the basis of certain assumptions. It is highly unlikely that the assumptions will be consistent with Airplanes Group's experience for numerous reasons. Any inability of Airplanes Group to find financially able and willing lessees of the Aircraft at acceptable rental rates will affect the timing and amount of proceeds realized from leases of Aircraft. In addition, other economic and political factors, such as prevailing interest rates and the availability of credit and market demand for aircraft rentals cannot be assured. Rental Payments, insurance recoveries, Maintenance Reserve payments, expenses and liabilities will often be dependent upon the actions of third parties, which are difficult to predict and are generally not within Airplanes Group's control. Accordingly, collections and other realizations with respect to certain leases and Aircraft could occur at substantially different times and levels than anticipated and may not occur at all. As a result, there can be no assurance that Airplanes Group will be able to repay the initial outstanding principal balance on any class or subclass of the Notes.

     SUBORDINATION PROVISIONS

     The Expenses and certain other payments are senior in priority of payment to the Notes and will be paid before any payments are made on the Notes. Under certain circumstances, the rights of the Trustee, as holder of each class or subclass of Notes, to receive payments of principal in respect of such class or subclass of Notes and to exercise remedies upon default will be subordinated to the rights of the Trustee with respect to the most senior class of Notes then outstanding. Accordingly, if an Event of Default occurs and is continuing, the holders of each class of Certificates are not permitted to enforce certain rights with respect to such default until all amounts owing under any Certificates outstanding ranking senior thereto and certain other amounts have been paid in full.

     EARLY REDEMPTION AND DEFEASANCE

     The Notes, and the corresponding Certificates, may be redeemed on any date on which an interest payment is due, in whole or in part, at the applicable redemption price, plus accrued but unpaid interest; provided, however, that there shall have been paid in full all accrued and unpaid interest and other amounts with respect to all subclasses and classes of Notes ranking pari passu or prior to the Notes to be redeemed on such date. In addition, each class or subclass of Notes may be redeemed in whole but not in part on any interest payment date, without premium, upon the occurrence of certain adverse tax events affecting Airplanes Group. Finally, all classes and subclasses of the Notes may be redeemed or defeased, in whole, at the applicable redemption price plus accrued and unpaid interest in the case of any subclass or class of Notes being redeemed, in connection with any sale of all or substantially all of the assets of Airplanes Group. Certain classes or subclasses of the Notes may be redeemed at such time as other classes or subclasses of the Notes are being defeased.

RISKS RELATING TO THE REFINANCING OF CERTAIN CERTIFICATES

     The Subclass A-1, A-2, A-3 and A-4 Certificates and the corresponding subclasses of Notes are expected to reach their expected final payment dates before Airplanes Group has received sufficient funds to pay all of the principal on such Notes and the corresponding Certificates. Airplanes Group will attempt to refinance each of the Subclass A-1, A-2, A-3 and A-4 Certificates with the net cash proceeds realized from public offerings and sales by a trust of refinancing certificates (the "Refinancing Certificates"). The Refinancing Certificates will rank pari passu with the remaining outstanding subclasses of Class A Certificates but their interest rate, average life, principal payment provisions, redemption provisions and other economic terms will be determined by the Directors of Airplanes Limited and Controlling Trustees of Airplanes Trust at the time of issuance and may be substantially different from those applicable to the Certificates to be refinanced. No assurance can be given, however, as to Airplanes Group's ability to refinance Certificates in this manner. Any attempt to issue Refinancing Certificates may be adversely affected by conditions in the capital markets generally or the market's then current perception of the commercial aviation industry, the operating lease business or Airplanes Group in particular. Any failure to sell Refinancing Certificates on acceptable terms at the required times will result in failure to refinance the Subclass A-1, A-2, A-3 and A-4 Certificates. This may increase the overall cost of borrowing, may affect the liquidity and market prices of the Certificates generally and may affect the timing of repayment of principal on the Subclass A-5 Certificates as a result of the need to make principal payments on the Subclass A-1, A-2, A-3 and/or A-4 Certificates.

RISKS RELATING TO THE FINANCIAL CONDITION OF GPA

     Airplanes Group purchased the Transferred Companies from GPA. Although GPA is not an obligor with respect to the payment of the Notes or the Certificates, it was a condition to the transfer of the shares of Holding Co. to Airplanes Limited and of the AeroUSA shares to Airplanes Trust that each of GPA Group and GPA, Inc., respectively, certify at the time of transfer that, inter alia, it was able to pay its debts and would not be deemed to be unable to pay its debts as a result of the transaction or transactions contemplated. If GPA were to become subject to a bankruptcy or insolvency proceeding, a liquidator, examiner or creditor of GPA could challenge the validity of the sale of the Transferred Companies. Further, if GPA becomes subject to such a proceeding, its ability to make any payments on the indemnities contained in the Stock Purchase Agreements and the Tax Sharing Agreement would be materially adversely affected.

     In addition, GPA Financial acts as Administrative Agent and GPA Cash Manager acts as Cash Manager to Airplanes Group. If either of them is unable to continue to so act in those capacities because of insolvency or similar proceedings or the financial condition of GPA, there can be no assurance that any alternative administrative agent or cash manager would replace such entities in a timely manner without disruption to, or adverse effect on, Airplanes Group.

     Finally, if GPA Group was to be liquidated or to reduce or relocate its operations for any reason such that it failed to maintain, among other things, certain employment levels in Ireland, or GPA Financial was to resign or be terminated in accordance with the terms of the Administrative Agency Agreement, then Holding Co. (and other Irish tax resident Transferred Companies) could become subject to Irish corporate taxation at general Irish statutory rates (currently 38%) and may lose the ability to deduct interest payments to Airplanes Limited from their taxable income in Ireland. This would have a materially adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Airplanes Limited Notes and may lead to a downgrade in the then current rating on the Certificates.

RISKS RELATING TO TAX

     Ownership of the Certificates entails certain risks with respect to the application of Irish tax laws, United States federal tax laws, Jersey tax laws and the tax laws of the jurisdictions in which the Transferred Companies and the lessees are organized, reside or operate. In addition, the tax consequences of the purchase of the Certificates depend to some extent upon an investor's individual circumstances.

     Airplanes Limited, Holding Co. and the Transferred Companies do not expect to be subject to United States federal income tax. However, this conclusion is based in part on the manner in which the activities of the Servicer and Administrative Agent are performed for Airplanes Limited, Holding Co. and the Transferred Companies and the income tax treaty currently in force between the United States and Ireland (the "Treaty"). There can be no assurance that the activities of the Servicer or Administrative Agent will not expose Airplanes Limited, Holding Co. and the Transferred Companies to United States federal income tax on their income. Further, the Treaty is currently being renegotiated and there can be no assurance that Airplanes Limited, Holding Co. and the Transferred Companies would not be subject to United States federal income tax on some or all of their income under any new treaty.

     Airplanes Limited, Airplanes Trust and AeroUSA do not intend to be (and have taken steps designed to ensure that they will not be) treated as doing business in Ireland and, therefore, do not expect to be subject to Irish income tax. However, if the operations of Airplanes Limited, Airplanes Trust or AeroUSA differ from those intended or expected, Airplanes Limited or Airplanes Trust could become subject to Irish taxes.

     Neither the Trustee nor Airplanes Group will make any additional payments to Certificateholders in respect of any withholding or deduction required to be made by applicable law with respect to payments made on either the Notes or the Certificates. In the event that Airplanes Group is or will be required to make a withholding or deduction, it will use reasonable efforts to avoid the application of such withholding taxes and may in certain circumstances redeem the Notes (which would result in repayment of the Certificates) in the event such withholding taxes cannot be avoided. In the event any withholding taxes are imposed with respect to the Notes and Airplanes Group does not redeem the Notes, the net amount of interest received by the Trustee and passed through to the Certificateholders will be reduced by the amount of the withholding or deduction.

     RISKS RELATING TO LOSS OF CERTAIN TAX BENEFITS

     Airplanes Limited owns 95% of the capital stock of Holding Co. and the remaining 5% is owned by GPA Group. The 5% shareholding by GPA Group is intended to ensure that Holding Co. and certain other Transferred Companies will continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. If GPA Group were to be liquidated or GPA Group or GECAS were to reduce or relocate their respective operations for any reason (and GECAS has not agreed or otherwise guaranteed that such a reduction or relocation of operations will not occur) such that either party failed to maintain, among other things, certain employment levels in Ireland or GPA Financial or GECAS were to resign or be terminated in accordance with the terms of the Administrative Agency Agreement and the Servicing Agreement, respectively, then Holding Co. (and the other Irish tax resident Transferred Companies) may become subject to Irish corporate taxation at general Irish statutory rates (currently 38%) and may lose the ability to deduct interest payments to Airplanes Limited from their income in computing their liability to Irish tax. Such a loss of tax benefits would likely lead to a downgrade in the then current rating on the Notes and would have a materially adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Notes issued by Airplanes Limited. In the event that the Servicer fails to maintain such employment levels and a material tax event occurs, Airplanes Group's sole remedy will be to terminate the Servicing Agreement and replace GECAS as the Servicer. In such circumstances, there is no assurance that the Airplanes Group would be able to find a servicer to replace GECAS.

     Upon the scheduled termination of the preferential tax rate on December 31, 2005, Holding Co. and the other Irish tax resident Transferred Companies may become subject to Irish corporate tax on their net income at a much higher rate than that which currently applies. However, assuming Holding Co. and the other Irish tax resident Transferred Companies continue to be entitled to the benefit of the 10% corporate tax rate for Shannon, Ireland certified companies until December 31, 2005, they will continue to be able to deduct interest payments to Airplanes Limited in computing their Irish income tax liability and will continue to be in a position to make such interest payments without deduction for withholding beyond 2005.

     Further, Airplanes Group believes that it will not become subject to any material taxes in any of the jurisdictions in which any of the lessees are organized or operate under the present tax laws of such jurisdictions. In addition, Airplanes Group has endeavored to structure its acquisition of the leases in such a way that either no withholding taxes will be applicable to payments by the lessees under the leases, or (in the event of such taxes being or becoming applicable) the lessees will be obliged to pay such corresponding additional amounts. However, in some cases the lessees' obligations to pay such additional amounts may be limited to the amounts which the lessees would otherwise have been obliged to pay if the applicable leases had not been transferred or assigned to Airplanes Group. In addition, there can be no assurance that other leases to which Airplanes Group may become a party as a result of the re-leasing of the Aircraft will not result in the imposition of withholding or other taxes.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

PORTFOLIO INFORMATION -- THE AIRCRAFT

     At March 31, 1996, Aircraft representing 93.4% of the Initial Appraised Value of the Aircraft at October 31, 1995, hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention (the "Chicago Convention") or have been shown to comply with the Stage 3 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("Stage 3 aircraft") (assuming for this purpose that turboprop Aircraft are Stage 3 aircraft). The remaining 6.6% of the Aircraft by Initial Appraised Value are of an aircraft type that holds or is capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or has been shown to comply with the Stage 2 noise levels ("Stage 2 aircraft") and does not comply with the requirements for a Stage 3 aircraft.

     The following table sets forth the exposure of the Portfolio to certain individual lessees, calculated as of March 31, 1996 by reference to the Initial Appraised Value of the Aircraft as of October 31, 1995.

                                                                                   % OF PORTFOLIO
                                                                      NUMBER OF      BY INITIAL
                             LESSEE(1)                                AIRCRAFT     APPRAISED VALUE
- -------------------------------------------------------------------   ---------    ---------------
P.T. Garuda Indonesia..............................................        3              5.86%
Aerovias de Mexico S.A. de C.V. ("Aeromexico").....................       12              5.41
Canadian Airlines International Limited............................       13              5.22
Turk Hava Yollari A.O..............................................        7              4.35
Emery Worldwide Airlines, Inc......................................        9              3.75
Burlington Air Express, Inc........................................        9              3.72
Aerovias Nacionales de Colombia S.A., ("Avianca")..................        5              3.39
Compania Mexicana de Aviacion S.A. de C.V. ("Mexicana")............        8              3.15
Airtours International Airways Limited.............................        6              4.14
Transbrasil........................................................        2              2.83
Air Espana S.A. ("Air Europa").....................................        4              2.27
Transportes Aereos Regionais S.A. ("TAM")..........................        5              2.25
Other (70 lessees).................................................      135             50.14
Off-lease(2).......................................................       11              3.52
                                                                         ---       -----------
  Total............................................................      229            100.00%

- ---------------

(1) Total number of lessees = 82

(2) Of the 11 Aircraft off-lease, three were the subject of non-binding letters of intent to lease and five were subject to lease contracts and were scheduled for delivery to the relevant lessees after March 31, 1996.

     The following table sets forth the exposure of Airplanes Group's portfolio of Aircraft by type of aircraft, calculated by reference to the number of Aircraft at March 31, 1996 and the Initial Appraised Value of the Aircraft as of October 31, 1995. For the purpose of the following table, turboprop Aircraft are assumed to be Stage 3 aircraft.

                                                                                       % OF PORTFOLIO
                                                     NUMBER OF                ENGINE     BY INITIAL
          MANUFACTURER            TYPE OF AIRCRAFT   AIRCRAFT     BODY TYPE   STAGE    APPRAISED VALUE
- -------------------------------- ------------------  ---------   -----------  ------   ---------------
Boeing (42.20%)................. 727-200A                 2      Narrowbody      2            0.24
                                 737-200A                30      Narrowbody      2            4.34
                                 737-200C                 2      Narrowbody      2            0.42
                                 737-300                 11      Narrowbody      3            5.92
                                 737-400                 22      Narrowbody      3           13.90
                                 737-500                 11      Narrowbody      3            5.85
                                 747-200BC                1      Widebody        3            0.85
                                 757-200                  3      Narrowbody      3            3.07
                                 767-200ER                1      Widebody        3            1.32
                                 767-300ER                4      Widebody        3            6.29
McDonnell Douglas (34.80%)...... DC8-71F                 27      Narrowbody      3           11.21
                                 DC8-73CF                 1      Narrowbody      3            0.51
                                 DC9-14                   2      Narrowbody      2            0.05
                                 DC9-15                   6      Narrowbody      2            0.15
                                 DC9-32                   7      Narrowbody      2            0.86
                                 DC9-51                   4      Narrowbody      2            0.50
                                 DC10-30                  2      Widebody        3            1.00
                                 DC10-30F                 2      Widebody        3            0.96
                                 MD11                     3      Widebody        3            5.86
                                 MD82                     2      Narrowbody      3            0.94
                                 MD83                    23      Narrowbody      3           12.36
                                 MD87                     1      Narrowbody      3            0.40
Airbus (10.70%)................. A300-B4-100              3      Widebody        3            0.64
                                 A300-B4-203              2      Widebody        3            0.79
                                 A300-C4-203              1      Widebody        3            0.45
                                 A320-200                12      Narrowbody      3            8.82
Fokker (7.37%).................. F100                    16      Narrowbody      3            7.37
Bombardier De Havilland
  (4.16%)....................... DHC8-100                 5      Turboprop       3            0.77
                                 DHC8-102                 1      Turboprop       3            0.13
                                 DHC8-300                 6      Turboprop       3            1.31
                                 DHC8-300A                9      Turboprop       3            1.95
Other (0.77%)................... METRO-III                3      Turboprop       3            0.12
                                 ATR42-300                3      Turboprop       3            0.46
                                 ATR42-320                1      Turboprop       3            0.19
                                                        ---                                -------
                                                        229                                 100.00
                                                        ===                                =======

     The following table sets forth the exposure of the Portfolio as of March 31, 1996 to countries in which lessees are domiciled, calculated by reference to the Initial Appraised Value of the Aircraft at October 31, 1995.

                                                                                   % OF PORTFOLIO
                                                                      NUMBER OF      BY INITIAL
                            COUNTRY(1)                                AIRCRAFT     APPRAISED VALUE
- -------------------------------------------------------------------   ---------    ---------------
United States......................................................       31             12.05%
Mexico.............................................................       29              9.29
Turkey.............................................................       15              9.18
Brazil.............................................................       12              7.63
Indonesia..........................................................        8              7.79
Spain..............................................................       11              6.00
Canada.............................................................       13              5.22
United Kingdom.....................................................        8              4.42
Colombia...........................................................        8              4.40
Italy..............................................................        4              3.31
China..............................................................        6              3.35
Chile..............................................................       10              2.90
Germany............................................................        4              1.54
Other Countries (27 countries).....................................       59             19.43
Off-lease(2).......................................................       11              3.52
                                                                         ---        ----------
  Total............................................................      229            100.00%

- ---------------

(1) Total number of countries = 40

(2) Of the 11 Aircraft off-lease, three were the subject of non-binding letters of intent to lease and five were subject to lease contracts and were scheduled for delivery to the relevant lessees after March 31, 1996.

     The following table sets forth the exposure of the Portfolio by regions in which lessees are domiciled, calculated by reference to number of Aircraft as of March 31, 1996 and the Initial Appraised Value of the Aircraft as of October 31, 1995.

                                                                                     % OF PORTFOLIO
                                                                        NUMBER         BY INITIAL
                              REGION                                  OF AIRCRAFT    APPRAISED VALUE
- -------------------------------------------------------------------   -----------    ---------------
Europe (excluding CIS Countries)...................................        66              34.17%
Latin America......................................................        71              27.26
North America......................................................        44              17.27
Asia & Far East....................................................        25              15.24
Africa.............................................................         4               1.20
Australia & New Zealand............................................         4               0.28
Others (including CIS Countries)...................................         4               1.06
Off-lease*.........................................................        11               3.52
                                                                        -----            -------
  Total............................................................       229             100.00%
                                                                        =====            =======

- ---------------

* Of the 11 Aircraft off-lease, three were the subject of non-binding letters of intent to lease and five were subject to lease contracts and were scheduled for delivery to the relevant lessees after March 31, 1996.

     The following table sets forth the exposure of the Portfolio by year of aircraft manufacture or conversion to freighter, calculated as of March 31, 1996 by reference to the Initial Appraised Value of the Aircraft as of October 31, 1995.

                                                                                     % OF PORTFOLIO
                                                                        NUMBER         BY INITIAL
             YEAR OF MANUFACTURER/FREIGHTER CONVERSION                OF AIRCRAFT    APPRAISED VALUE
- -------------------------------------------------------------------   -----------    ---------------
1988...............................................................        15               4.87%
1989...............................................................         9               4.09
1990...............................................................        21               9.77
1991...............................................................        45              22.97
1992...............................................................        55              37.49
1993...............................................................         7               3.34
1994...............................................................         6               2.85
Other..............................................................        71              14.62
                                                                          ---            -------
  Total............................................................       229             100.00%
                                                                          ===            =======

Further particulars of the Portfolio as of March 31, 1996 (except for Appraised
   Values which are as of October 31, 1995) are contained in the table below.

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                            AIRCRAFT         ENGINE        SERIAL
           REGION                    COUNTRY                         LESSEE                   TYPE        CONFIGURATION    NUMBER
- ---------------------------- ------------------------    -------------------------------   -----------   ---------------   ------
Africa                       Kenya                       Kenya Airways                     B737-200A     JT8D-17           21193
                             Kenya                       Kenya Airways                     B737-200A     JT8D-17           21196
                             Tunisia                     Air Liberte Tunisie               MD83          JT8D-219          49442
                             Tunisia                     Air Liberte Tunisie               MD83          JT8D-219          49624
Asia & Far East              China                       China Southern                    B737-500      CFM56-3C1         24897
                             China                       China Southern                    B737-500      CFM56-3C1         25182
                             China                       China Southern                    B737-500      CFM56-3C1         25183
                             China                       China Southern                    B737-500      CFM56-3C1         25188
                             China                       China Southwest                   B757-200      RB211-535E4-37    26156
                             China                       Xiamen                            B737-200QC    JT8D-17A          23066
                             India                       Archana Airways                   DHC8-300A     PW123               230
                             India                       Archana Airways                   DHC8-300A     PW123               242
                             India                       East West                         B737-200A     JT8D-15           22396
                             India                       East West                         B737-200A     JT8D-15           22633
                             India                       Jet Airways                       B737-400      CFM56-3C1         24345
                             Indonesia                   Garuda                            MD11          CF6-80C2-D1F      48499
                             Indonesia                   Garuda                            MD11          CF6-80C2-D1F      48500
                             Indonesia                   Garuda                            MD11          CF6-80C2-D1F      48501
                             Indonesia                   PT Mandala Airlines               B737-200A     JT8D-17A          23023
                             Indonesia                   Sempati(1)                        F100          TAY650-15         11266
                             Indonesia                   Sempati                           F100          TAY650-15         11336
                             Indonesia                   Sempati                           F100          TAY650-15         11339
                             Indonesia                   Sempati                           F100          TAY650-15         11347
                             Pakistan                    Pakistan Int. Airline             A300-B4-203   CF6-50C2            269
                             Philippines                 Grand International               A300-B4-100   CF6-50C2              9
                             Philippines                 Philippine Airlines               A300-C4-203   CF6-50C2             83
                             Philippines                 Philippine Airlines               B737-300      CFM56-3B1         24770
                             South Korea                 Asiana Airlines                   B737-400      CFM56-3C1         24493
                             South Korea                 Asiana Airlines                   B737-400      CFM56-3C1         24520
Australia & New Zealand      Australia                   National Jet Systems              DHC8-100      PW121               229
                             New Zealand                 Air Nelson                        METRO-III     TPE331-11           705
                             New Zealand                 Air Nelson                        METRO-III     TPE331-11           711
                             New Zealand                 Air Nelson                        METRO-III     TPE331-11           712
Europe                       Austria                     Rheintalflug                      DHC8-300      PW123               307
                             France                      Air France                        A320-200      CFM56-5A3           203
                             France                      Air France                        A320-200      CFM56               220
                             Germany                     Aero Lloyd                        MD83          JT8D-219          49620
                             Germany                     Air Berlin                        B737-400      CFM56-3C1         24687
                             Germany                     Contact Air                       DHC8-300      PW123               334
                             Germany                     Contact Air                       DHC8-300A     PW123               296
                             Greece                      Venus Airlines                    B757-200      RB2110-535E4-37   26151
                             Hungary                     Malev                             B737-200A     JT8D-15           21735
                             Hungary                     Malev                             B737-200A     JT8D-15           22090
                             Hungary                     Malev                             B737-200A     JT8D-17A          22803
                             Hungary                     Malev                             B737-200A     JT8D-17A          22804
                             Hungary                     Malev                             B737-200A     JT8D-15           22979
                             Hungary                     Malev                             B737-400      CFM56-3C1         26069
                             Hungary                     Malev                             B737-400      CFM56-3C1         26071
                             Iceland                     Air Atlanta                       B737-200A     JT8D-17           21192
                             Ireland                     Aer Lingus                        B737-400      CFM56-3C1         24690
                             Ireland                     Translift Airways                 A300-B4-100   CF6-50C2             20
                             Italy                       Air Europe SpA                    B767-300ER    PW4060            25411
                             Italy                       Aliadriatica                      B737-300      CFM56-3C1         25187
                             Italy                       Aliadriatica                      B737-300      CFM56-3C1         25179
                             Italy                       Eurofly                           MD83          JT8D-219          49631
                             Netherlands                 Schreiner Airways                 DHC8-300A     PW123               283

                                                APPRAISED
                                DATE OF          VALUE AT
                              MANUFACTURE/   OCTOBER 31, 1995
           REGION              CONVERSION       (US$000'S)
- ----------------------------  ------------   ----------------
Africa                           1-Jul-76           5,409
                                 1-Jul-76           5,411
                                29-Apr-87          21,343
                                 1-Aug-88          22,169
Asia & Far East                 26-Feb-91          23,082
                                 3-Feb-92          24,322
                                14-Feb-92          24,133
                                12-Mar-92          24,086
                                25-Nov-92          46,325
                                 9-Dec-83           9,548
                                 1-Feb-91           9,691
                                 1-Nov-90           9,606
                                 1-Feb-81           7,014
                                 1-Mar-81           6,979
                                 1-Jun-89          26,311
                                31-Dec-91          85,461
                                 1-Mar-92          89,453
                                 1-Sep-92          90,442
                                30-Mar-83           8,052
                                17-Aug-90          15,796
                                 5-Jun-91          21,157
                                 1-Jul-91          21,156
                                 1-Oct-91          20,960
                                11-Aug-83          19,414
                                26-Dec-74           9,647
                                 1-May-79          20,517
                                 1-Oct-90          24,398
                                14-Jul-89          25,915
                                21-Dec-89          26,569
Australia & New Zealand          1-Sep-90           7,477
                                 1-Aug-88           1,767
                                 1-Mar-88           1,767
                                 1-Jun-88           1,767
Europe                           1-Dec-91          10,031
                                 1-Sep-91          32,384
                                 1-Sep-91          32,020
                                 1-Jul-88          22,737
                                25-May-90          27,123
                                 8-Oct-92          10,226
                                 1-Oct-91           9,647
                                23-Jul-92          46,125
                                 1-Jun-79           6,246
                                 1-May-80           6,570
                                14-Feb-83           8,569
                                 1-Feb-83           8,274
                                 1-Mar-83           7,335
                                 2-Nov-92          30,577
                                13-Nov-92          30,590
                                 1-Mar-76           5,529
                                 1-Jul-90          27,262
                                 1-Oct-75           9,739
                                15-Jan-92          70,847
                                14-Mar-92          27,605
                                12-Feb-92          27,841
                                14-Jun-89          23,356
                                 1-Sep-91           9,983

                                                                                            AIRCRAFT         ENGINE        SERIAL
           REGION                    COUNTRY                         LESSEE                   TYPE        CONFIGURATION    NUMBER
- ---------------------------- ------------------------    -------------------------------   -----------   ---------------   ------
                             Netherlands                 Schreiner Airways                 DHC8-300A     PW123               298
                             Netherlands                 Schreiner Airways                 DHC8-300A     PW123               300
                             Netherlands                 Transavia                         B737-300      CFM56-3C1         24905
                             Norway                      Wideroe's Flyveselkap             DHC8-300      PW123               293
                             Norway                      Wideroe's Flyveselkap             DHC8-300      PW123               342
                             Spain                       Air Europa                        B737-300      CFM56-3B2         23749
                             Spain                       Air Europa                        B737-300      CFM56-3B2         23923
                             Spain                       Air Europa                        B737-400      CFM56-3C1         24906
                             Spain                       Air Europa                        B737-400      CFM56-3C1         24912
                             Spain                       Futura                            B737-400      CFM56-3C1         24689
                             Spain                       Futura                            B737-400      CFM56-3C1         25180
                             Spain                       IBERIA                            DC8-71F       CFM56-2C1         45945
                             Spain                       Spanair                           MD83          JT8D-219          49626
                             Spain                       Spanair                           MD83          JT8D-219          49672
                             Spain                       Spanair                           MD83          JT8D-219          49709
                             Spain                       Spanair                           MD83          JT8D-219          49938
                             Sweden                      Nordic East Airways               B737-400      CFM56-3C1         24911
                             Sweden                      Transwede                         F100          TAY650-15         11371
                             Switzerland                 Edelweiss Air AG                  MD83          JT8D-219          49935
                             Switzerland                 Edelweiss Air AG                  MD83          JT8D-219          49951
                             Turkey                      Istanbul                          B737-400      CFM56-3C1         24683
                             Turkey                      Istanbul                          B737-400      CFM56-3C1         24691
                             Turkey                      Pegasus                           B737-400      CFM56-3C1         26081
                             Turkey                      Pegasus                           B737-400      CFM56-3C1         24684
                             Turkey                      Sun Express                       B737-400      CFM56-3C1         25190
                             Turkey                      Sunways                           MD83          JT8D-219          49792
                             Turkey                      Sunways                           MD83          JT8D-219          49936
                             Turkey                      Sunways                           MD83          JT8D-219          49943
                             Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         24917
                             Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         25181
                             Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         25184
                             Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         25261
                             Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         26065
                             Turkey                      Turk Hava Yollari                 B737-500      CFM56-3C1         25288
                             Turkey                      Turk Hava Yollari                 B737-500      CFM56-3C1         25289
                             United Kingdom              Airtours                          MD83          JT8D-219          49941
                             United Kingdom              Airtours                          MD83          JT8D-219          49949
                             United Kingdom              Airtours International            A320-200      CFM56               348
                             United Kingdom              Airtours International            A320-200      CFM56               301
                             United Kingdom              Airtours International            A320-200      CFM56               294
                             United Kingdom              Airtours International            A320-200      CFM56-5A3           349
                             United Kingdom              Titan Airways                     ATR42-300     PW120               109
                             United Kingdom              Titan Airways                     ATR42-300     PW120               113
Latin America                Antigua                     Liat                              DHC8-100      PW120-A             140
                             Antigua                     Liat                              DHC8-100      PW120-A             144
                             Antigua                     Liat                              DHC8-100      PW120-A             270
                             Antigua                     Liat                              DHC8-102      PW120-A             113
                             Argentina                   LAPA                              B737-200A     JT8D-15           22278
                             Argentina                   LAPA                              B737-200A     JT8D-15           22368
                             Argentina                   LAPA                              B737-200A     JT8D-15           22369
                             Aruba                       Air Aruba                         MD83          JT8D-219          49950
                             Brazil                      Rio Sul                           B737-500      CFM56-3C1         25186
                             Brazil                      Rio Sul                           B737-500      CFM56-3C1         26075
                             Brazil                      TAM                               F100          TAY650-15         11284
                             Brazil                      TAM                               F100          TAY650-15         11285
                             Brazil                      TAM                               F100          TAY650-15         11304
                             Brazil                      TAM                               F100          TAY650-15         11305
                             Brazil                      TAM                               F100          TAY650-15         11348
                             Brazil                      Transbrasil                       B767-200ER    PW4056            25421
                             Brazil                      Transbrasil                       B767-300ER    PW4060            24948
                             Brazil                      VARIG(1)                          B737-300      CFM56-3B2         26852
                             Brazil                      VARIG(1)                          DC10-30F      CF6-50C2          47841

                                                APPRAISED
                                DATE OF          VALUE AT
                              MANUFACTURE/   OCTOBER 31, 1995
           REGION              CONVERSION       (US$000'S)
- ----------------------------  ------------   ----------------
                                 1-Apr-92          10,100
                                 1-Apr-92          10,349
                                 1-Feb-91          26,155
                                 1-Oct-91          10,057
                                 1-Dec-92          11,004
                                 1-May-87          22,370
                                 1-Apr-88          23,454
                                24-Feb-91          28,246
                                14-Jun-91          28,914
                                 3-Jul-90          27,442
                                21-Jan-92          29,733
                                19-May-92          18,687
                                22-Oct-88          22,523
                                 1-Jul-88          22,377
                                 1-Dec-88          22,559
                                 1-Dec-90          25,306
                                 1-Apr-91          28,969
                                19-Dec-91          20,945
                                26-Sep-90          25,006
                                25-Aug-91          26,405
                                 7-Aug-90          27,420
                                 9-Aug-90          27,396
                                10-Mar-93          31,607
                                 1-Apr-90          27,201
                                 7-Apr-92          29,872
                                 1-Nov-89          24,028
                                 6-Oct-90          25,029
                                 1-Jul-91          26,403
                                24-Jun-91          28,612
                                 3-Feb-92          29,676
                                 2-Mar-92          29,831
                                 9-Apr-92          29,939
                                 1-May-92          30,002
                                16-Jun-92          24,380
                                12-Jun-92          24,279
                                 1-Dec-90          25,022
                                 5-Aug-91          26,421
                                17-Jun-92          34,368
                                22-Apr-92          33,760
                                 2-Apr-92          33,427
                                30-Oct-92          34,213
                                14-Oct-88           6,443
                                18-Nov-88           6,463
Latin America                    1-Mar-89           6,242
                                 1-Mar-89           6,433
                                 1-May-91           7,345
                                 1-Sep-88           5,782
                                19-Mar-80           7,082
                                 1-Sep-80           6,722
                                 1-Sep-80           6,795
                                 1-Nov-91          26,695
                                11-Mar-92          23,991
                                23-Oct-92          24,607
                                31-Jul-90          19,648
                                 1-Aug-90          19,627
                                27-Feb-91          20,887
                                19-Apr-91          20,903
                                 6-Aug-91          20,806
                                14-Jan-92          59,697
                                19-Jul-91          68,304
                                20-Apr-92          23,295
                                 3-Jul-80          21,736

                                                                                            AIRCRAFT         ENGINE        SERIAL
           REGION                    COUNTRY                         LESSEE                   TYPE        CONFIGURATION    NUMBER
- ---------------------------- ------------------------    -------------------------------   -----------   ---------------   ------
                             Brazil                      VARIG(1)                          DC10-30F      CF6-50C2          47842
                             Chile                       Fast Air                          DC8-71F       CFM56-2C1         45810
                             Chile                       Fast Air                          DC8-71F       CFM56-2C1         45970
                             Chile                       Fast Air                          DC8-71F       CFM56-2C1         45976
                             Chile                       Fast Air                          DC8-71F       CFM56-2C1         45996
                             Chile                       Fast Air                          DC8-71F       CFM56-2C1         45997
                             Chile                       Ladeco                            B737-200A     JT8D-15           21960
                             Chile                       Ladeco                            B737-200A     JT8D-15           22632
                             Chile                       Lan Chile Airlines                B737-200A     JT8D-15           22397
                             Chile                       Lan Chile Airlines                B737-200A     JT8D-17A          22407
                             Chile                       Lan Chile Airlines                B737-200A     JT8D-17A          23024
                             Colombia                    ACES                              ATR42-320     PW121-5A1           284
                             Colombia                    Avianca                           B757-200      RB211-535E4-37    26154
                             Colombia                    Avianca                           MD83          JT8D-219          49939
                             Colombia                    Avianca                           MD83          JT8D-219          49946
                             Colombia                    Avianca                           MD83          JT8D-219          53120
                             Colombia                    Avianca                           MD83          JT8D-219          53125
                             Colombia                    Tampa                             DC8-71F       CFM56-2C1         45849
                             Colombia                    Tampa                             DC8-71F       CFM56-2C1         46066
                             Jamaica                     Air Jamaica                       A300-B4-203   CF6-50C2            131
                             Mexico                      Aerocalifornia                    DC9-14        JT8D-7B           45736
                             Mexico                      Aerocalifornia                    DC9-14        JT8D-7B           45743
                             Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           45785
                             Mexico                      Aerocalifornia                    DC9-15        JT8D-7B           45786
                             Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47059
                             Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47085
                             Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47122
                             Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47126
                             Mexico                      Aeromexico                        B767-300ER    PW4060            26200
                             Mexico                      Aeromexico                        B767-300ER    PW4060            26204
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           47594
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           48125
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           48126
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           48127
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           48128
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           48129
                             Mexico                      Aeromexico                        DC9-32        JT8D-17           48130
                             Mexico                      Aeromexico                        MD82          JT8D-217          49660
                             Mexico                      Aeromexico                        MD82          JT8D-217A         49667
                             Mexico                      Aeromexico                        MD87          JT8D-219          49673
                             Mexico                      Mexicana                          B727-200A     JT8D-17R          21346
                             Mexico                      Mexicana                          B727-200A     JT8D-17R          21600
                             Mexico                      Mexicana                          F100          TAY650-15         11309
                             Mexico                      Mexicana                          F100          TAY650-15         11319
                             Mexico                      Mexicana                          F100          TAY650-15         11374
                             Mexico                      Mexicana                          F100          TAY650-15         11375
                             Mexico                      Mexicana                          F100          TAY650-15         11382
                             Mexico                      Mexicana                          F100          TAY650-15         11384
                             Mexico                      TAESA(2)                          B737-500      CFM56-3C1         25185
                             Peru                        Aerosanta                         B737-200A     JT8D-17           21206
                             Trinidad & Tobago           BWIA International                MD83          JT8D-219          49390
                             Trinidad & Tobago           BWIA International                MD83          JT8D-219          49789
North America                Canada                      Canadian Airlines                 A320-200      CFM56-5A1           174
                             Canada                      Canadian Airlines                 A320-200      CFM56-5A1           175
                             Canada                      Canadian Airlines                 A320-200      CFM56-5A1           232
                             Canada                      Canadian Airlines                 A320-200      CFM56-5A1           284
                             Canada                      Canadian Airlines                 A320-200      CFM56-5A1           309
                             Canada                      Canadian Airlines                 A320-200      CFM56-5A1           404
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           20922
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           20958
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           20959
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           21115

                                                APPRAISED
                                DATE OF          VALUE AT
                              MANUFACTURE/   OCTOBER 31, 1995
           REGION              CONVERSION       (US$000'S)
- ----------------------------  ------------   ----------------
                                 8-Apr-80          21,736
                                 9-Apr-92          19,053
                                15-Oct-92          18,793
                                10-Aug-91          18,933
                                29-Oct-92          18,797
                                 7-Dec-93          18,787
                                 1-Mar-80           6,529
                                 1-Feb-82           7,531
                                 1-Feb-81           7,556
                                 1-Sep-80           7,281
                                 1-May-83           7,850
                                 1-Jan-92           8,447
                                22-Sep-92          46,327
                                26-Oct-90          25,376
                                18-Jul-91          26,329
                                29-Jul-92          27,647
                                 2-Apr-92          27,968
                                 9-Mar-91          18,307
                                24-Apr-91          18,680
                                 7-Feb-81          16,362
                                 1-Aug-66           1,143
                                 1-May-66           1,043
                                 1-Nov-66           1,096
                                 1-Mar-67           1,190
                                 1-May-67           1,073
                                 1-Jul-67           1,073
                                 1-Dec-67           1,073
                                 1-Oct-68           1,107
                                 1-Sep-92          72,814
                                 1-Oct-92          72,874
                                 1-Feb-74           4,043
                                 1-Apr-80           5,777
                                 1-Apr-80           5,763
                                 1-Jul-80           5,850
                                 1-Aug-80           5,874
                                 1-Nov-80           5,890
                                 1-Dec-80           5,547
                                 1-Mar-88          21,167
                                21-Jan-88          21,279
                                 1-Dec-88          18,155
                                 1-Oct-80           5,459
                                 1-Nov-80           5,483
                                16-May-91          21,123
                                 5-Apr-91          21,243
                                20-Jan-92          22,314
                                 1-Dec-92          22,356
                                 1-Jan-93          22,372
                                 1-Jan-93          22,379
                                18-Feb-92          23,903
                                26-Feb-76           4,961
                                 1-Apr-86          19,999
                                23-Sep-89          23,626
North America                    1-Apr-91          31,688
                                 1-Apr-91          32,146
                                 1-Oct-91          32,232
                                 9-Mar-92          33,507
                                13-May-92          33,486
                                 1-Jan-94          35,951
                                 1-Aug-74           3,226
                                 1-Jan-75           4,176
                                 1-Nov-74           4,177
                                 1-Dec-75           4,176

                                                                                            AIRCRAFT         ENGINE        SERIAL
           REGION                    COUNTRY                         LESSEE                   TYPE        CONFIGURATION    NUMBER
- ---------------------------- ------------------------    -------------------------------   -----------   ---------------   ------
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           21639
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           21712
                             Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           22873
                             United States of America    Aloha Airlines                    B737-300      CFM56-3B1         23499
                             United States of America    Aloha Airlines                    B737-300      CFM56-3B1         23500
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45811
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45813
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45946
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45971
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45978
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45993
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45994
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45998
                             United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         46065
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45812
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45941
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45947
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45974
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45975
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45977
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45983
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45995
                             United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         46039
                             United States of America    Frontier                          B737-300      CFM56-3B1         23177
                             United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           47742
                             United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           47784
                             United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           47796
                             United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           48122
                             United States of America    Idefix                            ATR42-300     PW120               249
                             United States of America    SAT                               DC8-73CF      CFM56-2C1         46091
                             United States of America    Tower Air                         B747-200BC    JT9D-7Q           21730
                             United States of America    TWA                               MD83          JT8D-219          49575
                             United States of America    United Parcels Service Co         DC8-71F       CFM56-2C1         45973
                             United States of America    US Air Express                    DHC8-100      PW121               258
Others                       Cyprus                      Fornax Aircraft Leasing           B737-200A     JT8D-17           21685
                             Lithuania                   Lithuanian Airlines               B737-200A     JT8D-15           22453
                             Ukraine                     Air Ukraine Int.                  B737-200A     JT8D-17A          22802
                             Ukraine                     Air Ukraine Int.                  B737-300      CFM56-3C1         24907
Off-lease                                                Off-lease                         DC10-30       CF6-50C2          46976
                                                         Off-lease                         DC10-30       CF6-50C2          46978
                                                         Off-lease                         DHC8-300A     PW123               276
                                                         Off-lease -- LOI Bombardier(3)    DHC8-300A     PW123               266
                                                         Off-lease -- LOI Bombardier(3)    DHC8-300A     PW123               267
                                                         Off-lease -- LOI Rio Sul(3)       B737-500      CFM56-3C1         25192
                                                         Off-lease -- lease                DHC8-300      PW123               232
                                                         Bombardier(4)
                                                         Off-lease -- lease                DHC8-300      PW123               244
                                                         Bombardier(4)
                                                         Off-lease -- lease CNAC(4)        B737-500      CFM56-3C1         25191
                                                         Off-lease -- lease LAPA(4)        B737-200C     JT8D-17A          23065
                                                         Off-lease -- lease Translift(4)   A300 B4-100   CF6-50C2             12

                                                APPRAISED
                                DATE OF          VALUE AT
                              MANUFACTURE/   OCTOBER 31, 1995
           REGION              CONVERSION       (US$000'S)
- ----------------------------  ------------   ----------------
                                 1-Nov-78           5,682
                                 1-Feb-79           6,190
                                 1-Jul-82           9,551
                                 1-Jun-86          22,840
                                 1-Jun-86          22,823
                                30-May-91          18,460
                                28-Apr-92          18,690
                                23-Apr-92          18,680
                                13-Feb-92          18,753
                                23-Apr-93          18,550
                                23-Jun-93          18,690
                                 1-Sep-94          19,000
                                21-May-93          18,800
                                12-Jan-92          18,760
                                14-Jul-94          18,537
                                27-Aug-91          18,887
                                11-Mar-94          18,667
                                25-Jun-91          19,473
                                21-Jul-92          19,167
                                23-Nov-90          19,040
                                24-Jan-94          18,197
                                30-Dec-94          18,750
                                29-Oct-90          19,010
                                 1-Apr-86          21,085
                                 1-Jun-77           5,129
                                 1-May-79           5,483
                                 1-Apr-79           5,679
                                26-Jan-81           6,466
                                 1-Jun-91           8,064
                                 1-Dec-89          22,870
                                 7-Jun-79          38,447
                                 1-Oct-87          21,786
                                27-Feb-92          19,215
                                 1-Jan-91           7,527
Others                           1-Jan-79           6,374
                                 1-Mar-81           7,288
                                 1-Feb-83           8,113
                                 1-Mar-91          26,307
Off-lease                       14-Dec-78          22,670
                                29-Nov-78          22,747
                                13-May-91           9,637
                                20-Mar-91           9,583
                                 4-Apr-91           9,617
                                14-Apr-92          24,051
                                20-Oct-90           8,973

                                 1-Dec-90           9,017

                                10-Apr-92          23,998
                                15-Oct-83           9,316
                                20-May-75           9,548
                                                ---------
                                                4,527,040
                                                ---------

- ---------------
NOTE:

(1) Aircraft Lease Receivable Book Values are used for the Aircraft subject to finance leases (11 in total) rather than the Initial Appraised Values of these Aircraft.

(2) At March 31, 1996, the lease with respect to this Aircraft had been terminated and an agreement in principle to re-deliver the Aircraft had been reached. The Aircraft was subsequently re-delivered.

(3) "LOI" denotes Aircraft subject to non-binding Letter of Intent with a particular lessee.

(4) These Aircraft were subject to lease contracts and were scheduled for delivery to the relevant lessees after March 31, 1996.

APPRAISALS

     Aircraft Information Services, Inc., BK Associates, Inc. and Airclaims Limited have provided appraisals (the "Appraisals") (without physical inspection) of the value of each of the Aircraft at normal utilization rates in an open, unrestricted and stable market as of October 31, 1995, adjusted to account for the reported maintenance standard of the Aircraft. The Appraisals do not reflect the value of the leases, Maintenance Reserves, Security Deposits or other Related Collateral, if any. The Appraisals explain the methodology used to determine the values for the Aircraft. Based on the Appraisals, the aggregate Base Values calculated by each of the three Appraisers for the Aircraft are $4,591 million in the case of BK Associates, Inc., $4,697 million in the case of Aircraft Information Services, Inc. and $4,351 million in the case of Airclaims Limited. The aggregate Initial Appraised Value of the Aircraft is $4,527 million, which is approximately $19 million lower than the average of the aggregate Base Values calculated by the three Appraisers because Aircraft subject to finance leases have been included in the computation of the Initial Appraised Value of the Portfolio at GPA Group's net book value (which represents the value of amounts payable by the finance lessees) rather than the Aircraft's Base Value. The Initial Appraised Values for the Aircraft by type and class are set out above. Airplanes Group believes that, due to current excess supply of aircraft in the market, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than, the Initial Appraised Value. Furthermore, neither the Initial Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale would be substantially less than even the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, there can be no assurance that Airplanes Group would not have to sell one or more Aircraft in a distress sale situation at prices significantly less than their Initial Appraised Value.

     Rental rates and aircraft values depend on a number of factors that are not within the control of Airplanes Group, including market and economic conditions (including prevailing interest rates and the general availability of credit), the availability and cost of competing new and used aircraft, including any effects of the ability of manufacturers to build new aircraft at a lower cost or with less lead time, the condition of the aircraft, the number of operators using each type of aircraft and the supply of each type of aircraft, whether the aircraft is subject to a lease and, if so, the identity and creditworthiness of the lessee, the jurisdiction of registration and the terms of and payment experience with respect to such lease and any regulatory and legal requirements that must be satisfied before the aircraft can be sold. The rental rates and values of the Aircraft may be adversely affected by changes in the competitive and financial position of the relevant commercial aircraft manufacturer, by the withdrawal of such manufacturer from that market or by unexpected manufacturing defects that may surface.

     The standards of maintenance observed by the lessees and the condition of the Aircraft at the time of sale may also affect the rental rates and values of the Aircraft. Under each existing Airplanes Group lease, it is the responsibility of the lessee to maintain the Aircraft and to comply with all governmental requirements applicable to such lessee or the Aircraft, including, without limitation, operational, maintenance and registration requirements, and, in most cases, manufacturer recommendations, although in certain cases the relevant lessor has agreed to participate in the cost of certain required modifications to the Aircraft.

     For further information relating to the Appraisals, see Exhibits 99.1, 99.2 and 99.3 to this Report on Form 10-K (such exhibits containing copies of the actual Appraisals).

THE LEASES

     GENERAL

     All leases are managed by the Servicer pursuant to the Servicing Agreement.

     There is a reasonable degree of standardization in Airplanes Group's existing lease documentation although variations do exist as a result of lessee negotiation. Under the majority of the existing leases, the lessee is responsible for all operating expenses, including maintenance, fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance, including public liability insurance as described below.

     Each Airplanes Group existing lease requires the lessee to make periodic Rental Payments during the lease term. The majority of existing leases have an original term in excess of five years and certain existing leases include options for the lessee or the lessor to extend the term of the lease with Rental Payments either similar to the rent payable during the original term or at future market rates. Substantially all existing Airplanes Group lessees are required to make payments to the relevant lessor without set-off or counterclaim, and most existing leases include an obligation of the relevant lessee to gross-up payments under such lease where payments are subject to withholding and other taxes.

     Each Airplanes Group existing lease specifies certain provisions regarding the rights and remedies of the lessor in the event of a default by the relevant lessee in the performance of its financial or other obligations under such lease. These remedies include the right to terminate the lease and/or to repossess the Aircraft. Depending on the jurisdiction, the rights of the lessor may be significantly impaired if there is an event of default due to the relevant lessee's bankruptcy, as a result of, inter alia, extended mandatory waiting periods between default and repossession, or reductions in the amount of, or delays in the receipt of, payments under the lease.

     MAINTENANCE

     The leases contain detailed provisions specifying maintenance standards and the required conditions of Aircraft upon redelivery and these conditions must generally be met at the lessee's expense. During the term of each lease, Airplanes Group requires the lessee to maintain the applicable Aircraft in accordance with a maintenance program approved by the state of registration.

     Certain of the leases require the lessee to pay Maintenance Reserves or to provide Security Deposits, maintenance letters of credit or guarantees. With respect to other leases, there is a specific redelivery condition whereby the lessor relies on the credit of the lessee and the ability of the lessee to comply with the maintenance requirements.

     Certain leases provide for the Aircraft to be redelivered in a specified condition upon expiration of the lease and stipulate the payments to be made by the lessee to the lessor or, in certain cases, by the lessor to the lessee to reflect the extent to which the actual redelivery condition of the Aircraft falls below or exceeds the redelivery condition specified in the lease.

     Heavy maintenance on significant components of an Aircraft, such as the airframe and the engines, is generally required to be performed on a cycle of several years and the cost of such maintenance may be material in relation to the value of the Aircraft, with the overhaul of a single such component often exceeding $1 million. Pursuant to the leases, if and when an Aircraft is transferred from one lessee to another between maintenance overhauls, the transferring lessee is generally required to pay for that portion of the succeeding overhaul that can be attributed to its use of the Aircraft under its lease.

     INDEMNIFICATION AND INSURANCE

     Under the terms of each lease, the lessees are required to carry the types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. The relevant lessor (and generally, if different, the owner) is named as an additional insured on hull and liability policies carried by the lessees. The lessees are responsible for insurance for any liabilities arising out of the operation of the Aircraft, including any liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the Aircraft, subject to customary exclusions. The coverage is usually worldwide, subject to limitations consistent with individual operators. Under the Servicing Agreement, the Servicer is required to monitor the lessee's performance of their respective obligations with the insurance provisions of the applicable leases.

     In certain jurisdictions, liabilities for risks for which the lessees are required to provide insurance may also attach to the lessors and Airplanes Group, as direct and indirect owners of the Aircraft, irrespective of fault. Under Airplanes Group's existing leases, the lessees are currently obliged to indemnify against such claims certain named parties and, in most cases, their respective successors, assigns, shareholders, employees, affiliates and agents. Under most leases, each lessee is obliged to indemnify Airplanes Limited or Airplanes Trust, as applicable, the lessor, the relevant Aircraft Owning Company and the Indenture Trustee as named indemnitees under the applicable lease. Most of the leases also require the lessee to maintain the liability insurance for a specified period between one and three years after termination of such lease to cover liabilities that may have arisen prior to terminations but that became known thereafter.

     With respect to certain leases, the lessor may arrange separate political risk repossession insurance for its own benefit, covering (a) confiscation, nationalization and requisition of title of the relevant Aircraft by the government of the country of registry and denegation and deprivation of legal title and rights, and (b) the failure of the authorities in that country to allow de-registration and export of the Aircraft, subject to the conditions of the policies. Only some of the relevant leases require the lessee to reimburse the lessor for any political risk repossession insurance premiums.

THE LESSEES

     As of March 31, 1996, there were 82 lessees in 40 countries throughout the world.

     Many of the lessees are in a relatively weak financial position because of difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In the financial years ending March 31, 1993, 1994 and 1995, Airplanes Group made provisions in respect of bad and doubtful debts of 8.9%, 4.4% and 6.3% of leasing revenue, respectively (excluding maintenance revenues). These amounted to $31 million, $20 million and $33 million, respectively. The provisions required in 1994 were primarily in respect of two North American carriers and one Commonwealth of Independent States ("CIS") carrier who were experiencing acute financial difficulties, whereas the most significant provisions made in 1995 were in respect of two significant Mexican carriers and one Brazilian carrier who continued to experience financial difficulties. In 1996, as a result of the improved payment performance of certain lessees, and also reflecting the conclusion of restructuring arrangements with certain other lessees, the provision required in respect of bad and doubtful debts was reduced such that there was an overall net credit of $28 million in respect of bad and doubtful debts for the year. This was primarily a result of a reduction in the provisions required in respect of two Brazilian lessees and one Mexican lessee. There can be no assurance that the rate of lessee defaults will not continue to be significant in the future.

     As of March 28, 1996, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the leases (excluding amounts in respect of default interest and certain cash in transit) amounted to $15 million in respect of 21 lessees who had a combined total of 65 Aircraft on lease as of such date. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their respective Rental Payments and/or are known to be currently experiencing financial difficulties. GPA, through the efforts of GECAS, acting in its capacity as servicer, has in the past responded, and Airplanes Group is now responding, to the needs of lessees in financial difficulty including, in certain instances, restructuring the applicable leases. At March 28, 1996, Airplanes Group, through the actions of GECAS, acting in its capacity as Servicer, was in active restructuring discussions with three of the above lessees who owed combined balances of approximately $11 million for periods greater than 30 days at that date. In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months. In certain circumstances, rescheduling arrangements for periods between 12 months and 60 months have been agreed. In addition, certain restructurings have involved voluntary terminations of leases prior to lease expiration, the replacement of Aircraft with less expensive aircraft and the arrangement of sub-leases from the lessee to another aircraft operator. In other cases, GPA repossessed Aircraft from lessees who defaulted and re-leased the Aircraft to other lessees. The premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with swap providers ("Swap Agreements"). As of March 28, 1996, in addition to the above amounts, three further lessees were being allowed deferrals of rent, maintenance and miscellaneous payments totalling $25 million. One Brazilian lessee and one Mexican lessee accounted for approximately $24 million of this amount.

     The most significant deferrals, rescheduled amounts and difficult accounts, as of March 31, 1996, are referred to below.

     LATIN AMERICA

     Lessees with respect to approximately 28% of the Aircraft by Initial Appraised Value operate in Latin America, principally Mexico, Brazil, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be in part dependent on the general level of political stability and economic activity and policies in those countries. Although certain countries in Latin America have experienced substantial improvement in their economies in the past several years, which has resulted in increased political stability, overall increased economic growth, lower inflation rates and revitalized economies, there can be no assurance that such progress can be maintained or that further progress will be made. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material effect on lessee operations in those countries.

     The economy of the Latin American region as a whole and particular Latin American countries may be materially affected by developments in other countries in Latin America. For example, in December 1994, a decrease in capital inflows to Mexico, coupled with a large current account deficit, led to diminishing foreign exchange reserves which ultimately forced Mexico to allow the peso to float freely. The subsequent devaluation of the peso led to a currency crisis in Mexico which dampened investor confidence and has resulted in lower levels of foreign investment in Latin America in general.

     MEXICO

     The events that occurred during 1994 have produced a continuing economic recession in Mexico characterized by a strong contraction in consumer demand for many products and services, reduced availability of credit, high domestic interest rates, high inflation, instability of foreign exchange policies, high unemployment and a loss of international investor confidence in Mexico and consequently the region as a whole.

     Mexico continues to be a significant market for aircraft, and at March 31, 1996, 29 Aircraft representing approximately 9% of the Portfolio by Initial Appraised Value, were being operated by four Mexican aircraft operators. The Mexican air transport sector continues to experience substantial over-capacity and yields remain depressed. The recent economic and currency instability in the country has exacerbated the difficult market conditions. Over approximately the past year, and through the efforts of GECAS, GPA adopted a strategy of reducing exposure to the Mexican aviation sector. In certain cases, this strategy has involved use of the legal and regulatory process in Mexico and elsewhere.

     GPA, acting through GECAS, has in the past, engaged in detailed restructuring negotiations regarding Aircraft with the four Mexican lessees. Restructuring negotiations with certain lessees have led to a combination of significant deferrals of, or reductions in, Rental Payments, return of certain Aircraft, variations in the lease terms and certain other revisions to the existing contractual arrangements. There can be no assurance that such lessees will comply with the terms of any such restructuring arrangement. Restructuring negotiations with one of Airplanes Group's Mexican lessees are continuing, but there can be no assurance that they will be successful. In the case of another operator, the leases on two Aircraft were terminated and while both Aircraft were ultimately repossessed, considerable delays were experienced in enforcing legal rights to repossess these Aircraft.

     As of March 31, 1996, provision for the excess of Rental Payments arrears over security held at such date had been made. However, there can be no assurance that further substantial costs and delays in recovering Aircraft will not be experienced, particularly if Airplanes Group is ultimately required to repossess Aircraft from any Mexican lessees.

     BRAZIL

     At March 31, 1996, 12 Aircraft (or approximately 8% of Airplanes Group's Portfolio by Initial Appraised Value) were leased by Brazilian lessees. In the early 1990s, the Brazilian market experienced overcapacity. In 1994, GPA entered into a rescheduling agreement with a Brazilian lessee to reschedule the repayment of $14 million in arrears over a 48 month period. Airplanes Group assumed part of GPA's rights and obligations under such agreement as part of the Acquisition. As of March 31, 1996, the remaining amounts due under this rescheduling agreement relating to the Aircraft amounted to $12 million.

     NORTH AMERICA

     North America is an important market for Airplanes Group's Aircraft with approximately 17% of the Portfolio by Initial Appraised Value being operated in this region. At March 31, 1996, Airplanes Group had 31 Aircraft (or approximately 12% of the Portfolio by Initial Appraised Value) on lease to 11 U.S.-based aircraft operators and 13 Aircraft (or approximately 5% of the Portfolio by Initial Appraised Value) on lease to one Canadian aircraft operator. For the past several years, the North American air transport sector has been undergoing a sustained period of over-capacity and consolidation. During that period, certain North American aircraft operators have been persistently unable to generate sufficient earnings to cover their operating costs. Over the last several years, nearly half of the major North American passenger airlines have filed Chapter 11 bankruptcy proceedings and several major U.S. airlines have ceased operations altogether. While air traffic in the region has recently increased, increasing competition from low-cost, low-fare air carriers, in conjunction with an inability to reduce labor and other costs to competitive levels, continue to put pressure on North American air carrier margins. Several North American carriers who are lessees have recently emerged from bankruptcy and there can be no assurance that such lessees will not re-enter, or that other lessees in this region will not enter into, plans of reorganization or seek the protection of bankruptcy, insolvency or other similar proceedings. Such proceedings may adversely affect the ability of such lessees to make timely and full Rental Payments under their relevant leases.

     ASIA AND FAR EAST

     As of March 28, 1996, 25 Aircraft representing approximately 15% of the Portfolio by Initial Appraised Value were on lease to 13 aircraft operators in this region.

     At that date, eight Aircraft (or approximately 8% of the Portfolio by Initial Appraised Value) were on lease to three aircraft operators in Indonesia. At March 31, 1996, the Servicer was involved in comprehensive restructuring negotiations with one of these lessees who owed approximately $6.4 million. There can be no assurance as to the outcome of these negotiations or that such lessee will ultimately repay all amounts owed to the Airplanes Group. Furthermore, the Aircraft leased by this airline are F100s and Airplanes Group's ability to release any aircraft, if re-delivered, at attractive rental rates may be adversely affected by the current uncertainty surrounding the future of Fokker N.V. in the commercial aircraft manufacturing industry following its recent bankruptcy filing.

     ADDITIONAL CONSIDERATIONS

     In addition, certain lessees have experienced periodic difficulties in meeting their maintenance obligations under the related leases. Such difficulties have arisen from, inter alia, the failure of the applicable lessee to have in place a sufficiently well established maintenance program, adverse climate and other environmental conditions in the locations where such related Aircraft are operated or financial and labor difficulties experienced by the relevant lessee. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease: (a) could result in a grounding of the Aircraft; (b) in the event of a re-lease of such Aircraft would likely cause Airplanes Group to incur costs, which may be substantial, in restoring such Aircraft to an acceptable maintenance condition; and (c) would be likely to adversely affect the value of the Aircraft.

DOWNTIME

     The continuing difficult environment in the civil aviation industry, exacerbated frequently by specific difficulties in the aviation industry or economies of specific countries or regions such as those in Mexico, has resulted in prior years in a number of Aircraft being off-lease and also in a relatively high amount of receivables balances being outstanding. At March 31, 1996, 11 Aircraft were off-lease. Of these Aircraft, three Aircraft, reserved under letter of intent for lease, were the subject of contractual negotiations and five Aircraft were subject to lease contracts and were scheduled for delivery to the relevant lessees after March 31, 1996. The remaining three Aircraft were being actively marketed.

ACQUIRED RECEIVABLES

     As part of the Acquisition, Airplanes Group acquired certain receivables from GPA. After giving effect to certain purchase price adjustments which were part of the terms of the Acquisition Airplanes Group will have paid cash to GPA in an amount equal to approximately $29 million, which is the amount of the receivables covered by security consisting of letters of credit, guarantees and other collateral including aircraft, and Class E Notes in an aggregate principal amount of approximately $13 million in consideration for such receivables not covered by security. No independent third party appraised the value of the receivables or the Related Collateral transferred to Airplanes Group.

PURCHASE OPTIONS

     At March 31, 1996, lessees with respect to 63 Aircraft had the benefit of options to purchase Aircraft at various dates between 1996 and 2002 at prices generally at or above their estimated appraised value at the exercise date. Airplanes Group acquired the benefit and assumed the obligations of GPA to sell Aircraft subject to such options. Eight lessees with respect to 24 Aircraft, representing approximately 9% of the Portfolio by Initial Appraised Value, have options to purchase Aircraft at prices below either estimated appraised value or Airplanes Group's estimated net book value at the option exercise date. (For the purposes of this analysis, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from October 31, 1995 to the option exercise date from the Initial Appraised Value of each Aircraft).

     Four lessees with respect to 11 Aircraft, representing approximately 1.5% of the Portfolio, have rights to purchase Aircraft at prices below Airplanes Group's estimated net book value at the option exercise date.

ITEM 2.  PROPERTIES

     Airplanes Group has no ownership or leasehold interest in any real property.

     Airplanes Limited's registered and principal office is located at 22 Grenville Street, St. Helier, Jersey, JE4 8PX, Channel Islands and its telephone number is 011-44-1534-609000.

     Airplanes Trust's principal office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001, care of Wilmington Trust Company and its telephone number is 1-302-651-1000.

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral".

ITEM 3.  LEGAL PROCEEDINGS

     AeroUSA and AeroUSA 3 have in the past filed, and will continue to file, U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. and its subsidiaries. Currently, there are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by GPA, Inc. and its subsidiaries. Airplanes Trust believes that none of these audits will have a material adverse impact upon the financial position or liquidity of AeroUSA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The ordinary shares of Airplanes Limited are not listed on any national exchange or traded in any established market. The beneficial ownership of the Airplanes Limited ordinary shares as of the date of this Report on Form 10-K is presented below.

    TITLE OF CLASS                  NAME AND ADDRESS              NUMBER OF SHARES    PERCENT OF CLASS
- -----------------------  ---------------------------------------  ----------------    ----------------
Common Stock...........  Mourant & Co. Trustees Limited,              10 Shares          33 1/3%
                         as trustee of Holdings Trust I
                         22 Grenville Street
                         St. Helier
                         Jersey, Channel Islands
Common Stock...........  Mourant & Co. Trustees Limited,              10 Shares          33 1/3%
                         as trustee of Holdings Trust II
                         22 Grenville Street
                         St. Helier
                         Jersey, Channel Islands
Common Stock...........  Mourant & Co. Trustees Limited,              10 Shares          33 1/3%
                         as trustee of Holdings Trust III
                         22 Grenville Street
                         St. Helier
                         Jersey, Channel Islands

     Pursuant to the Shareholders Agreement between Mourant & Co. Trustees Limited, as trustee of the Charitable Trusts (the "Charitable Trust Trustees"), Juris Limited and Lively Limited and the Airplanes Limited Indenture Trustee (the "Shareholders Agreement"), the Charitable Trust Trustees have agreed that, as long as the Airplanes Limited Notes are outstanding, they will not, without the prior written approval of the Airplanes Limited Indenture Trustee and all the Directors of Airplanes Limited, transfer any part of the capital stock or any interest therein unless the transferee (a) is a trustee of a trust formed for charitable purposes substantially identical to those for which the Charitable Trusts are established and (b) enters into an agreement substantially identical to the Shareholders Agreement in favor of the Airplanes Limited Indenture Trustee. Pursuant to the instruments of trust establishing Holdings Trust I, Holdings Trust II and Holdings Trust III, a certificate given by the Directors of Airplanes Limited to the Charitable Trust Trustees that their voting of the capital stock in a specified manner is in the best commercial interests of Airplanes Limited shall, for the purposes of the exercise of the Charitable Trust Trustees' discretion, be conclusive that any such action is in the best commercial interests of Airplanes Limited.

     For additional information regarding the capital stock of Airplanes Limited and for a discussion relating to the payment of dividends, see "Item 1. Business
- -- Airplanes Limited".

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the four-year period ended March 31, 1996 have been extracted or derived from the audited financial statements of Airplanes Limited and Airplanes Trust, which have been audited by KPMG -- Dublin, Ireland, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The audited financial statements of Airplanes Limited and Airplanes Trust as at March 31, 1995 and 1996, and for each of the years in the three year period ended March 31, 1996 are included elsewhere in this Report on Form 10-K (the "Financial Statements").

     The selected combined financial data set forth below are presented on the basis that the Aircraft have been operated separately from GPA within the Airplanes Group for all periods presented or from the date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group has conducted independent business operations only since March 28, 1996. Accordingly, adjustments and allocations have been made of, among other items, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts, as further described in Note 2 to the Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". While Airplanes Group believes that the selected combined financial data set forth below are an appropriate presentation, such data are not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the periods presented. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The selected combined financial data set forth below combine the operating results, assets, liabilities and cash flows of each of Airplanes Limited and Airplanes Trust. The separate balance sheets, statements of operations, statements of changes in shareholders' deficit/net liabilities and statements of cash flows of Airplanes Limited and Airplanes Trust are contained in the Financial Statements included in Item 8 of this Report on Form 10-K, and it should be noted that the Notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust believe that a combined presentation is most appropriate because, inter alia, the assets of Airplanes Limited and Airplanes Trust are to be managed on the basis of one combined aircraft fleet, and each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective Notes. The Guarantees have been structured to ensure that no payments are made on a junior class of Notes of Airplanes Trust or Airplanes Limited, as the case may be, before any amounts due and payable on a more senior class of Notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the Guarantees.

     The selected combined financial data should be read in conjunction with, and are qualified in their entirety by reference to, the Financial Statements included in this Report on Form 10-K.

     As GPA will continue to hold substantially all of the Class E Notes through which it will have access to certain of the benefits inherent in the Aircraft, aircraft assets are stated on the predecessor cost basis (i.e., reflecting GPA's historical cost less accumulated depreciation). The difference between such predecessor cost basis and the amount of the Airplanes Group's indebtedness is a significant component of Total Shareholders' Deficit in the Combined Balance Sheet Data.

COMBINED STATEMENT OF OPERATIONS DATA

                                                                    YEAR ENDED MARCH 31,(1)
                                                                -------------------------------
                                                                1993     1994     1995     1996
                                                                ----     ----     ----     ----
                                                                          $MILLIONS
Revenues(2)
  Aircraft leasing..........................................     413      526      608      616
Expenses
  Depreciation and amortization.............................    (230)    (185)    (208)    (207)
  Net interest expense(3)...................................    (203)    (252)    (348)    (368)
  Provision for maintenance.................................     (83)     (71)     (88)     (97)
  Bad and doubtful debts....................................     (31)     (20)     (33)      28
  Provision for loss making leases(4) and downtime, net.....     (33)     (27)      (5)      15
  Other lease costs.........................................     (28)     (19)     (17)     (21)
  Selling, general and administrative expenses..............     (22)     (26)     (34)     (35)
Income tax benefit..........................................      32       13       16       13
                                                                ----     ----     ----     ----
Net loss....................................................    (185)     (61)    (109)     (56)
                                                                ====     ====     ====     ====

COMBINED BALANCE SHEET DATA

                                                                           MARCH 31,(1)
                                                                   ----------------------------
                                                                    1994       1995       1996
                                                                   ------     ------     ------
                                                                           $MILLIONS
Aircraft, net, and net investment in capital and sales type
  leases.......................................................     4,332      4,181      3,965
                                                                   ------     ------     ------
Total assets...................................................     4,561      4,386      4,236
                                                                   ======     ======     ======
  Indebtedness(3)..............................................    (4,583)    (4,602)    (4,634)
  Provision for maintenance....................................      (217)      (268)      (311)
Total liabilities..............................................    (5,169)    (5,228)    (5,252)
                                                                   ======     ======     ======
Net liabilities................................................      (608)      (842)    (1,016)

COMBINED STATEMENT OF CASH FLOWS AND OTHER DATA

                                                                  YEAR ENDED MARCH 31,(1)
                                                            -----------------------------------
                                                             1993      1994     1995       1996
                                                            ------     ----     ----       ----
                                                                        $MILLIONS
Cash paid in respect of interest(3).....................       178      222      303        323
EBITDA(5)...............................................       222      369      440        514
Net cash provided by operating activities (after payment
  of interest)..........................................       164      189      177        216
Net cash (used in)/provided by investing activities.....    (1,282)    (514)     (23)        13
Net cash (used in)/provided by financing activities.....     1,118      325     (154)      (144)
                                                            ------     ----     ----       ----
Net movements in cash...................................       NIL      NIL      NIL         85
                                                            ======     ====     ====       ====

SELECTED RATIOS

                                                                    YEAR ENDED MARCH 31,(1)
                                                              -----------------------------------
                                                              1993      1994      1995      1996
                                                              -----     -----     -----     -----
Deficiency of Combined Earnings to Combined Fixed
  Charges(6)($millions)...................................     (217)      (74)     (125)      (69)
EBITDA(5) to cash paid in respect of interest(3)..........     1.25      1.66      1.45      1.59
Total indebtedness, less the Class E Note Portion, to
  EBITDA(3)(5)(7).........................................    15.10     10.51      8.85      7.87

- ---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Revenues include Maintenance Reserve receipts. See Note 16 to the Financial Statements.

(3) It has been assumed that until March 28, 1996, Airplanes Group was financed with indebtedness to GPA, as and when Airplanes Group acquired the Aircraft, in an amount equivalent to the aggregate amount of all classes of Notes originally expected to be issued by Airplanes Group of $4,602 million. No repayments of principal are assumed. Net interest expense is calculated based on the assumption that all of the debt from GPA carried interest at assumed historic rates of 6.22%, 6.27%, 7.83% and 8.25% in the years ended March 31, 1993, 1994, 1995 and the period ended March 28, 1996, respectively (the "Assumed Rates"). In the period from March 28, 1996 to March 31, 1996, interest expense has been based on the terms of the Notes issued. Interest on the Class E Notes will accrue at a significantly higher rate than the Assumed Rates although the cash outflow associated with the Class E Notes is initially expected to be substantially lower than the Assumed Rates. It has been further assumed for purposes of the Statements of Cash Flows that in each period Airplanes Group paid cash interest of only 1% on the portion of indebtedness to GPA which was originally assumed to be refinanced by the Class E Notes (assumed for purposes of the selected combined financial data to represent approximately 15% of the indebtedness to GPA until March 28, 1996). Net interest expense is stated after crediting interest income of $6 million in 1993 and 1994, $9 million in 1995 and $8 million in 1996. It has been assumed that the indebtedness assumed owed to GPA at March 28, 1996 was repaid from the proceeds of the Notes issued. In addition, $50 million of Class A Notes were issued by Airplanes Group, which Notes are not included in the assumed indebtedness in the Financial Statements for any date or period prior to March 28, 1996 (but are reflected in Airplanes Group's actual indebtedness reported at March 31, 1996). Assuming Airplanes Group was also financed with this additional indebtedness and cash deposits increased by an equivalent amount in all periods presented above, the net interest expense for each of the years ended March 31, 1993, 1994, 1995 and 1996 would have been greater by $0.9 million, $0.9 million, $0.6 million and $1.3 million, respectively, and cash paid in respect of interest for each of these years would have been greater by $3 million, $3 million, $4 million and $3 million, respectively. Indebtedness at March 31, 1996 represents the aggregate of the Class A-E Notes in issue, net of approximately $5 million of discounts on issue and net of approximately $13 million of Class E Notes expected to be cancelled after giving effect to certain purchase price adjustments pursuant to the terms of the Acquisition.

(4) A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term.

(5) EBITDA represents operating results before provision for income taxes and before interest expense and depreciation and amortization. EBITDA is not presented as an alternative measure of operating income or cash flow provided by operating activities but rather to provide additional information related to Airplanes Group's ability to service the Notes. Airplanes Group believes that EBITDA provides significant information with respect to Airplanes Group's capacity to make payments on the Notes because it indicates the amount of non-cash charges against earnings, including depreciation and amortization expenses, which would have been available to pay Airplanes Group's obligations during the years indicated, which information is not indicated by the "Deficiency of earnings to fixed charges" ratio. Investors should consider carefully, however, that there are significant uses to which Airplanes Group's cash flows will need to be applied before any cash will be available to make payments on the Notes, including payment of Expenses (including payments of taxes, certain required financing costs and expenses, such as service provider fees, trustee fees and other charges and certain investing costs), which rank prior to the Notes. The amount of Expenses which will be incurred by Airplanes Group cannot be estimated with certainty and there can be no assurance that Airplanes Group will not incur Expenses to such an extent as to jeopardize its ability to make future payments on the Notes.

(6) Represents the amount by which Airplanes Group's loss before income taxes and fixed charges exceeded fixed charges. Fixed charges consists of interest expense. Because Airplanes Group's fixed charges exceeded earnings for all periods presented, a ratio of earnings to fixed charges is not presented.

(7) The Class E Note Portion in the period until March 28, 1996 equals that amount of Airplanes Group's total indebtedness to GPA which was expected to be refinanced by the Class E Notes (assumed for purposes of the Financial Statements to represent approximately 15% of the indebtedness to GPA). For the period from March 28, 1996, the Class E Note Portion equals that amount of the total indebtedness which is actually represented by the Class E Notes (equal to $591 million at March 31, 1996 after giving effect to certain purchase price adjustments).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On March 28, 1996, the Trust issued $4,048 million of Certificates in four classes -- Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate subclasses. Each class and subclass of the Certificates represents a fractional undivided beneficial interest in two corresponding classes or subclasses of Notes issued by Airplanes Limited and Airplanes Trust. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from the Underwritten Offering in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of the Class E Notes, to acquire certain subsidiaries of GPA Group. Of the $604 million of Class E Notes issued, approximately $13 million are expected to be cancelled pursuant to the terms of the Acquisition relating to certain purchase price adjustments. The acquired subsidiaries owned 229 Aircraft and related leases to approximately 83 aircraft operators in approximately 40 different countries as at December 31, 1995.

     The following discussion and analysis of Airplanes Group's financial condition and results of operations is presented as though the Aircraft have been operated and financed separately from GPA within the Airplanes Group in all periods under review or from their date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group only acquired the aircraft on March 28, 1996 and, therefore, has not conducted any business operations in the periods under review prior to March 28, 1996. Accordingly, adjustments and allocations have been made with respect to, inter alia, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts as further described below and in Note 2 to the Financial Statements for periods prior to March 28, 1996. While Airplanes Group believes that the following discussion and analysis is an appropriate presentation, it is not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the relevant periods.

     The following discussion and analysis is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the Notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors and the Controlling Trustees believe that a combined discussion is the most appropriate basis of presentation because, inter alia, Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet and each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective Notes. The Guarantees have been structured to ensure that no payments are made on a junior class of Notes of Airplanes Trust or Airplanes Limited, as the case may be, before any amounts due and payable on a more senior class of Notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the Guarantees.

GENERAL

     Substantially all of Airplanes Group's future business is expected to consist of aircraft operating lease activities. Airplanes Group may also engage in aircraft sales subject to certain limitations and guidelines. Airplanes Group's revenues and operating cash flows are determined by a number of significant factors including (i) trading conditions in the civil aviation industry and, in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the Portfolio and (iii) Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

     The effect of changes in currency rates on Airplanes Group is minimal because Airplanes Group conducts its business almost entirely in U.S. dollars. To the extent lessees begin to make Rental Payments in currencies other than the U.S. dollar, Airplanes Group may, subject to guidelines and limitations set forth by the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, engage in certain currency risk hedging activities.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1996 COMPARED WITH YEAR ENDED MARCH 31, 1995

     Certain of Airplanes Group's lessees continued to experience difficult trading conditions and these had an adverse effect on Airplanes Group's operations for the years ending March 31, 1995 and 1996. There were, however, some signs of improvement in the industry and certain other significant lessees recorded generally improved trading performances resulting in the reversal in 1996 of some provisions previously made in respect of bad and doubtful debts.

     REVENUES

     Revenues for the year ended March 31, 1996 remained relatively unchanged at $616 million (Airplanes Limited: $556 million; Airplanes Trust: $60 million) compared with $608 million (Airplanes Limited: $547 million; Airplanes Trust:
$61 million) for the year ended March 31, 1995, reflecting the relatively similar portfolio in the periods. At March 31, 1996, Airplanes Group had 218 Aircraft on lease (Airplanes Limited: 197 Aircraft; Airplanes Trust: 21 Aircraft) compared with 221 Aircraft on lease at March 31, 1995 (Airplanes
Limited: 199 Aircraft; Airplanes Trust: 22 Aircraft). Maintenance Reserve receipts, which Airplanes Group receives from certain of its lessees to provide against the future cost of maintaining leased Aircraft, are included in revenues.

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1996 amounted to $207 million (Airplanes Limited: $183 million; Airplanes Trust:
$24 million) compared with $208 million (Airplanes Limited: $183 million; Airplanes Trust: $25 million) for the year ended March 31, 1995. The marginally reduced depreciation in 1996 reflects certain additional valuation provisions made in 1995, partly offset by depreciation costs for the full twelve month period to March 31, 1996 in respect of Aircraft which were acquired by Airplanes Group in 1995 (and not therefore reflected in results for the entire year ended March 31, 1995).

     NET INTEREST EXPENSE

     Net interest expense has been determined on the basis set out in Note 2 to the Financial Statements. This essentially assumes that until March 28, 1996, Airplanes Group's debt was assumed to be owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. Debt increased to match purchases of Aircraft by Airplanes Group during any period. No repayment of principal was assumed but any excess cash generated in Airplanes Group's business while part of GPA was deemed to be distributed back to GPA. At March 28, 1996, the actual aggregate amount of all classes of Notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million is expected to be cancelled under the terms of the transaction relating to certain purchase price adjustments. It has been assumed that the indebtedness assumed owed to GPA at March 28, 1996 (as explained above) of $4,602 million was repaid from the proceeds of the Notes issued. The interest charge has been calculated until March 28, 1996 based on the assumption that all of the debt bears interest at assumed historic rates (based on GPA's assumed average cost of debt) of 7.83% and 8.25% in the years ended March 31, 1995 and 1996, respectively. In the period from March 28, 1996 to March 31, 1996, interest expense has been based on the terms of the Notes issued.

     On the basis assumed, net interest expense amounted to $368 million in the year ended March 31, 1996 (Airplanes Limited: $335 million; Airplanes Trust: $33 million) compared with $348 million for the same period ending March 31, 1995 (Airplanes Limited: $317 million; Airplanes Trust $31 million). The increase in 1996 was primarily attributable to the increase in the assumed rates. The difference in Airplanes Group's net interest expense and cash paid in respect of interest is substantially accounted for by the assumption that Airplanes Group paid cash interest of only 1% on the portion of indebtedness to GPA which was originally assumed for the purposes of the Financial Statements to be refinanced by the Class E Notes (originally assumed to represent approximately 15% of total indebtedness to GPA in each period under review until March 28, 1996).

     Following the closing of the Underwritten Offering, Airplanes Group's debt consisted of the Class A-E Notes in the aggregate principal amount of approximately $4,634 million (net of discounts arising on the issue of the notes of $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) and net of $13 million (Airplanes Limited: $12 million; Airplanes Trust: $1 million) of Class E Notes expected to be cancelled, as referred to above). This actual outstanding indebtedness is reflected in Airplanes Group's reported debt at March 31, 1996 and in its interest charge for the period from March 28, 1996 to March 31, 1996. To the extent that the weighted average interest cost on the Class A-E Notes would have been higher or lower than the interest cost presented in the Financial Statements in the periods under review had the Class A-E Notes been in issue during the period, then Airplanes Group's actual interest charge and cash paid in respect of interest would have been higher or lower, respectively, than that represented in the Financial Statements. It should be borne in mind, however, that the Class E Notes will accrue interest at a significantly higher rate than the assumed rates although the cash outflow associated with that debt is initially expected to be substantially lower than the assumed rates. It should also be borne in mind that the aggregate principal amount of the Class E Notes issued in connection with the Underwritten Offering represents approximately 13% of the total indebtedness of Airplanes Group (and not the 15% assumed in the Financial Statements) for all periods prior to March 28, 1996 and, as a result, actual cash paid in respect of interest would have been higher than that represented in Airplanes Group's Financial Statements. See
Note 1 to the Financial Statements.

     BAD DEBT, DOWNTIME AND LOSS-MAKING LEASE PROVISIONS

     A substantial part of the balance of Airplanes Group's costs consist of allowances for bad and doubtful debts and net provisions for downtime and "loss making" leases. It is Airplanes Group's practice to provide specifically for any amounts due but unpaid by lessees based primarily on an assessment of the amount due in excess of security held. Airplanes Group provides for downtime costs based on an estimated re-lease date of the particular Aircraft off-lease. Downtime costs include depreciation, allocated interest (determined as set forth below in the context of provisions for "loss-making" leases) and any other directly attributable costs for the specific Aircraft for the estimated off-lease period. A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the assumption that such Aircraft were financed with Notes, or in prior periods with indebtedness from GPA equivalent to the appraised value of such Aircraft at October 31, 1995. To the extent that the weighted average interest cost on the Class A-E Notes would have been higher or lower than the interest cost presented in the Financial Statements in the periods under review, then Airplanes Group's actual provisions in respect of downtime and loss making leases would have been higher or lower, respectively, than that represented in the Financial Statements.

     While certain of Airplanes Group's lessees continued to experience financial difficulties in the year ended March 31, 1996, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other major carriers improved in the period reflecting a somewhat improved trading environment in certain regions. Overall, as a result of the improved payment performance of certain lessees and also reflecting the conclusion of restructuring arrangements with certain other lessees, there was a net credit in respect of bad and doubtful debts of $28 million (Airplanes Limited: $27 million; Airplanes Trust: $1 million) in the year ended March 31, 1996 primarily as a result of a reduction in the significant provisions required in respect of two Brazilian lessees and one Mexican lessee. This is compared with a net charge in respect of bad and doubtful debts for the year ended March 31, 1995 of $33 million (Airplanes Limited: $34 million; Airplanes
Trust: a credit of $1 million).

     Other lease costs in the year ended March 31, 1996 amounted to $21 million (Airplanes Limited: $20 million; Airplanes Trust: $1 million) compared with $17 million in 1995 (Airplanes Limited: $16 million; Airplanes Trust: $1 million). This increase is substantially attributable to increased maintenance related costs arising from default by certain lessees during 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The most significant element of selling, general and administrative expenses is the aircraft management fees paid to GECAS. For purposes of the Financial Statements, substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management. The balance of Airplanes Group's selling, general and administrative expenses has been based on GPA's historic overhead (but excluded any of GPA's restructuring or litigation costs) and apportioned between GPA and Airplanes Group in the same proportion that lease rental revenues generated by the Aircraft in the period under review bears to lease rental revenues generated by GPA's aircraft that were not sold to Airplanes Group. On this basis, selling, general and administrative expenses of $35 million in 1996 (Airplanes Limited:
$32 million; Airplanes Trust: $3 million) include $22 million (Airplanes Group:
$20 million; Airplanes Trust: $2 million) relating to GECAS management fees. This is a similar charge to that incurred in the year ended March 31, 1996.

     Going forward, asset based management fees will be paid by Airplanes Group to GECAS pursuant to Airplanes Group's Servicing Agreement with GECAS. Assuming no sales of Aircraft by Airplanes Group and without giving effect to any inflation adjustments, Airplanes Group's annual asset based servicing fees are expected to be equal to approximately $22 million per annum. Under the Servicing Agreement, GECAS will also be entitled to reimbursement for expenses incurred in connection with the performance of its services and to certain incentive fees that are subject to an annual minimum amount of $1.5 million. A further significant and recurring expenditure of Airplanes Group going forward will be administrative agency and cash management fees payable to GPA which will initially equal $9 million in aggregate.

     OPERATING LOSS

     The operating loss for the year ended March 31, 1996 was $69 million (Airplanes Limited: $48 million; Airplanes Trust: $21 million) compared with an operating loss of $125 million for the year ended March 31, 1995 (Airplanes
Limited: $112 million; Airplanes Trust: $13 million). Airplanes Limited and Airplanes Trust expect to continue to report substantial losses in the future.

     TAXES

     Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. There was a tax benefit of $13 million in 1996 (Airplanes Limited: $5 million; Airplanes Trust: $8 million) compared with a tax benefit of $16 million in 1995 (Airplanes Limited: $11 million; Airplanes Trust: $5 million), reflecting the lower operating losses in 1996.

     NET LOSS

     The net loss for 1996 after taxation was $56 million (Airplanes Limited:
$43 million; Airplanes Trust: $13 million) compared with a net loss for the year ended 1995 of $109 million (Airplanes Limited: $101 million; Airplanes Trust: $8 million). The reduction in the net loss for the year ended March 31, 1996 was significantly affected by the reduction in provisions for bad and doubtful debts made during the period reflecting the improved trading performance of certain lessees.

     Airplanes Group, through the marketing efforts of the Servicer under the Servicing Agreement, will continue to focus on minimizing the number of Aircraft off-lease. Despite recent improvements in the level of downtime, there can be no certainty that an increase in non-revenue-earning Aircraft will not occur in the future. This will depend to a large extent on the number of Aircraft which may be redelivered to Airplanes Group from Mexican and other aircraft operators and Airplanes Group's ability to re-lease these Aircraft. Despite a somewhat improved operating environment, a number of lessees continue to face financial difficulties.

     There is some evidence of improved demand for certain aircraft types and, as a consequence, rental rates have shown some signs of recovery, although they still remain at relatively low levels. Consequently, while Airplanes Group's operations continue to generate substantial amounts of cash, substantial numbers of leases are and will continue to be "loss making" based on the assumptions regarding attributable interest costs discussed above and there can be no assurance that further significant provisions in respect of "loss making" leases will not be required in the future or that cash flow will not be adversely affected as a result of continuing pressure on rental rates. Certain Aircraft have been leased on short term leases generally at lower rates than those achievable for longer term lease and under which lessees make rental payments according to the number of hours for which the relevant Aircraft is actually flown. Airplanes Group's trading results and cash flow are likely to continue to be affected by leases written during the recent and prolonged period of excess supply.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1995 COMPARED WITH YEAR ENDED MARCH 31, 1994

     While there were some signs of recovery in the civil aviation industry, especially toward the end of 1995, conditions remained difficult in the twelve months to March 31, 1995. Airplanes Group's results continued to be significantly affected by a high level of downtime costs and by provisions against receivables and "loss making" leases entered into during 1995. All of these reflected the poor business environment and the relatively weak financial condition of many of Airplanes Group's lessees.

     REVENUES

     Revenues for 1995 increased by 16% to $608 million (Airplanes Limited: $547 million; Airplanes Trust: $61 million) from $526 million (Airplanes Limited:
$481 million; Airplanes Trust: $45 million) in 1994. The increase in revenues largely reflected increased average numbers of aircraft on lease in 1995 compared with 1994 due to the full effect of aircraft purchased in 1994 arriving on lease in 1995 and the effect of a rising interest rate environment, which resulted in higher rental payments on Airplanes Group's floating rate leases. At March 31, 1995, Airplanes Group had 221 Aircraft on lease (Airplanes Limited:
199 Aircraft; Airplanes Trust: 22 Aircraft) compared with 210 Aircraft on lease (Airplanes Limited: 189 Aircraft; Airplanes Trust: 21 Aircraft) at March 31, 1994.

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in 1995 amounted to $208 million (Airplanes Limited: $183 million; Airplanes Trust: $25 million) compared with $185 million (Airplanes Limited: $161 million; Airplanes Trust: $24 million) in 1994. This also reflected the increase in the average number of Aircraft in Airplanes Group's portfolio during 1995 compared with 1994.

     NET INTEREST EXPENSE

     On the basis assumed, net interest expense recorded in Airplanes Group's Statements of Operations was $348 million in 1995 (Airplanes Limited: $317 million; Airplanes Trust: $31 million) compared with $252 million in 1994 (Airplanes Limited: $227 million; Airplanes Trust: $25 million). The increase in the interest charge is primarily due to higher market interest rates in 1995 combined with a higher average amount of debt outstanding. Average debt outstanding in 1995 was $4.6 billion compared with $4.1 billion in 1994, reflecting debt assumed to be incurred to fund the increase in the average number of Aircraft in the Airplanes Group's Portfolio. In 1995, Airplanes Group paid $303 million in cash in respect of interest (Airplanes Limited: $276 million; Airplanes Trust: $27 million) compared with $222 million in 1994 (Airplanes Limited: $199 million; Airplanes Trust: $23 million).

     BAD DEBT, DOWNTIME AND LOSS MAKING LEASES

     Allowances for bad and doubtful debts in 1995 amounted to $33 million (Airplanes Limited: $34 million; Airplanes Trust: a credit of $1 million) compared with $20 million in 1994 (Airplanes Limited: $17 million; Airplanes
Trust: $3 million). Net provisions for "loss making" leases and downtime amounted to $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) compared with $27 million 1994 (Airplanes Limited: $23 million; Airplanes Trust: $4 million). The level of bad debt and doubtful debts and the incidence of "loss making" leases included in the Portfolio continued to be relatively high in 1995 reflecting the poor trading environment. Poor trading conditions, combined with the weak financial condition of a number of the lessees (particularly in Mexico), resulted in provisions remaining at relatively high levels in the year ended March 31, 1995. Other expenses amounted to $17 million in 1995 (Airplanes Limited: $16 million; Airplanes Trust: $1 million) which compared with a similar level in 1994.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Aircraft management fees paid to GECAS with respect to the Portfolio amounted to $23 million in 1995 (Airplanes Limited: $21 million; Airplanes
Trust: $2 million) compared with $9 million for only five months of 1994 (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

     Airplanes Group's selling, general and administrative expenses excluding aircraft management fees paid to GECAS decreased to $11 million in 1995 (Airplanes Limited: $10 million; Airplanes Trust: $1 million) compared with $17 million in 1994 (Airplanes Limited: $16 million; Airplanes Trust: $1 million). The primary reason for the decrease compared with 1994 is lower salary costs reflecting the transfer of GPA personnel to GECAS and redundancies.

     OPERATING LOSS

     The operating loss for 1995 was $125 million (Airplanes Limited: $112 million; Airplanes Trust: $13 million) compared with an operating loss of $74 million in 1994 (Airplanes Limited: $53 million; Airplanes Trust: $21 million).

     TAXES

     Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities. The statement of operations includes a tax benefit of $16 million in 1995 (Airplanes
Limited: $11 million; Airplanes Trust: $5 million) in respect of taxation on profits compared with $13 million in 1994 (Airplanes Limited: $5 million; Airplanes Trust: $8 million). The tax benefit results from decreases in net deferred tax liabilities during the year as current operating losses create net operating loss carryforwards which can be used to reduce income taxes payable in future periods.

     NET LOSS

     The net loss for the year after taxation was $109 million (Airplanes
Limited: $101 million; Airplanes Trust: $8 million) compared with a net loss of $61 million in 1994 (Airplanes Limited: $48 million; Airplanes Trust: $13 million).

FINANCIAL RESOURCES AND LIQUIDITY

     OVERVIEW

     Prior to the closing of the Underwritten Offering, Airplanes Group had not operated as a separate business, and consequently, had not been financed as such. GPA managed its cash resources centrally and cash generated by the subsidiaries of Airplanes Limited and Airplanes Trust was assumed to be transferred to GPA for the purpose of servicing GPA's indebtedness.

     LIQUIDITY

     Airplanes Group's Statements of Cash Flows prior to the year ended March 31, 1996 have been prepared on the assumption that Airplanes Group maintained constant cash balances of approximately $135 million. The actual cash balances of Airplanes Group at March 31, 1996 amounted to $220 million (Airplanes
Limited: $214 million; Airplanes Trust: $6 million). The increase in actual cash balances reflects primarily $50 million in additional Class A Notes being issued on March 28, 1996 together with certain adjustments to the mix of collateral in respect of receivables sold to Airplanes Group in the Acquisition.

     OPERATING ACTIVITIES

     Net cash provided by operating activities amounted to $216 million in 1996 (Airplanes Limited: $196 million; Airplanes Trust: $20 million), compared with $177 million in 1995 (Airplanes Limited: $161 million; Airplanes Trust: $16 million). This reflects cash paid in respect of interest of $323 million in 1996 (Airplanes Limited: $294 million; Airplanes Trust: $29 million), compared with $303 million in 1995 (Airplanes Limited: $276 million; Airplanes Trust: $27 million). See above for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated. In addition, depreciation and amortization amounted to $207 million in 1996 (Airplanes Limited: $183 million; Airplanes Trust: $24 million), compared with $208 million in 1995 (Airplanes Limited: $183 million; Airplanes Trust: $25 million).

     INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing and financing activities in the year ended March 31, 1995 reflect the purchase of two Aircraft and an increase in debt associated with that purchase together with the finance lease of an additional Aircraft. In 1996, Airplanes Group incurred $3 million in expenditures for Aircraft improvements (Airplanes Trust: $3 million; Airplanes Trust: $nil). Airplanes Group will not make any purchases of aircraft in future. As described, no use of cash to repay indebtedness was assumed in respect of prior periods. Instead, distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $135 million in 1995 and $220 million at March 31, 1996 have been assumed as Airplanes Group was not a separately financed entity in the periods under review. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $176 million in 1996 (Airplanes Limited: $147 million; Airplanes Trust: $29 million) and $173 million in 1995 (Airplanes Limited: $158 million; Airplanes
Trust: $15 million).

     INDEBTEDNESS

     Following the closing of the Underwritten Offering, Airplanes Group's indebtedness consists of the Class A-E Notes. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million in Subclass A-4 Notes will have to be refinanced through the sale of further pass-through certificates in 1998, 1999, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

     Airplanes Group did not operate as an independently financed entity prior to the closing of the Underwritten Offering, and accordingly, individuals should not rely on the Statements of Cash Flows as necessarily indicative of the actual cash flows that would have been produced by Airplanes Group's operating and financing activities in the periods under review. In particular, actual cash flows will differ, and may differ significantly, depending on many factors including the performance of lessees and Airplanes Group's ability to re-lease Aircraft, whether the average cost of the Notes is greater or less than the assumed interest rates, the efficacy of Airplanes Group's interest rate hedging policies, the ability of Airplanes Group's swap providers to perform under the terms of their swap and similar obligations and whether Airplanes Group will be able to refinance maturing Notes that have not been repaid with lease cash flows.

     INTEREST RATE MANAGEMENT

     The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. The majority of leases are floating rate leases.

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Class A-D Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group initially entered into interest rate swaps with an aggregate notional principal amount of $2.62 billion (the "Initial Swaps"). Under these Initial Swaps, Airplanes Group will pay fixed amounts and receive floating amounts on a monthly basis. The Initial Swaps will amortize having regard to the minimum amortization schedule of the Class A and B Notes, the expiry dates of the leases under which lessees make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, GPA, as Airplanes Group's Administrative Agent, will seek to enter into additional swaps or sell at market value or unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments.

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of options on interest rate swaps ("Swaptions"). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and receive fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time, the Administrative Agent may also sell at market value or unwind part or all of the Swaptions, for example, to reflect any decreases in the Target Hedge.

     Through the use of interest rate swaps, Swaptions and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard. If interest rates decline and remain significantly lower for a long period of time, and if rental payments under future leases decline accordingly, Airplanes Group's ability to make interest payments on the Class C and D Notes may be adversely affected.

     The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist primarily of the affiliates of major U.S. and European financial institutions (including special purpose derivatives vehicles) whose ratings are consistent with maintaining the ratings of the Class A Notes.

THE ACCOUNTS

     Substantially all of Airplanes Group's cash inflows and outflows occur through certain bank accounts prescribed by the Trust Indentures and the Security Trust Agreement, which the Cash Manager, acting on behalf of the Security Trustee, has established. The accounts are as follows: (i) the Collection Account, (ii) the Lessee Funded Account, (iii) the Expense Account and (iv) the Rental Accounts. Each of the Collection Account, the Expense Account, most of the Rental Accounts and the Lessee Funded Account have been established at a bank having (i) a long-term unsecured debt rating of not less than AA, or the equivalent, by certain rating agencies or (ii) a certificate of deposit rating of A-1+ by Standard & Poor's, P-1 by Moody's and that is acceptable to other relevant rating agencies. Where required by the terms of the relevant leases, certain Rental Accounts may be established at banks having ratings of less than AA, or the equivalent, by certain rating agencies or a certificate of deposit rating of less than A-1+ by Standard & Poor's and P-1 by Moody's. Except where local legal or regulatory reasons do not permit, all of such accounts are held in the names of the Security Trustee, who has sole dominion and control over the Accounts, including, inter alia, the sole power to direct withdrawals from or transfers among such accounts. Subject to certain conditions set forth in the Cash Management Agreement, the Security Trustee has delegated such authority over the Accounts to the Cash Manager; provided that the Security Trustee is not responsible for the acts or omissions of the Cash Manager.

     For as long as any Notes remain outstanding, funds on deposit in the Accounts will be invested and reinvested at Airplanes Group's written direction (which direction may be delegated, at Airplanes Group's discretion, to the Cash Manager pursuant to the terms of the Cash Management Agreement) in one or more investments permitted under the Trust Indentures, maturing, in the case of the Collection Account and Expense Account, such that sufficient funds shall be available to make required payments on the first succeeding scheduled interest payment date on the Notes after such investments are made; provided that investment and reinvestment of funds in the Lessee Funded Account must be made in a manner and with maturities that conform to the requirements of the related leases. Investment earnings on funds deposited in any account, net of losses and investment expenses, will, to the extent permitted by the terms of such related leases in the case of such funds in the Lessee Funded Account, be deposited in the Collection Account and treated as collections.

     RENTAL ACCOUNTS

     The lessees make all payments under the leases directly into the applicable Rental Accounts. Pursuant to the Cash Management Agreement, the Cash Manager will transfer, or cause to be transferred, all funds deposited into the Rental Accounts into the Collection Account as collections within one business day of receipt thereof (other than certain limited amounts, if any, required to be left on deposit for local legal or regulatory reasons).

     THE COLLECTION ACCOUNT

     Collections include all amounts received by Airplanes Group, including (i) Rental Payments, (ii) payments under any letter of credit, letter of comfort, letter of guarantee or other assurance in respect of a lessee's obligations under a lease, (iii) the Liquidity Reserve Amount in the Collection Account,
(iv) any cash purchase price adjustment received by a member of Airplanes Group pursuant to the Stock Purchase Agreements, (v) amounts received in respect of claims for damages or in respect of any breach of contract for nonpayment of any of the foregoing (including any amounts received from any Airplanes Group subsidiary, whether by way of distribution, dividend, repayment of a loan or otherwise and any proceeds received in connection with a lessee's restructuring), (vi) net proceeds of any Aircraft sale or amounts received under certain agreements or purchase options under which a person acquires or is entitled to acquire legal title, or the economic benefits of ownership of an Aircraft, (vii) proceeds of any insurance payments in respect of any Aircraft or any indemnification proceeds, (viii) certain amounts transferred from the Lessee Funded Account to the Collection Account, (ix) net payments to Airplanes Group under any Swap Agreement, (x) investment income, if any, on all amounts on deposit in the accounts (in each case to the extent consistent with the terms of applicable related leases) and (xi) any other amounts received by any member of Airplanes Group other than certain funds required to be segregated from Airplanes Group's other Funds, certain funds to be applied in connection with a redemption, certain funds received in connection with a refinancing issue of Notes and certain amounts required to be paid over to any third-party (collectively, the "Collections").

     Collections on deposit in the Collection Account will be calculated by the Cash Manager on the fourth business day immediately preceding each interest payment date. The portion of the Airplanes Group Expenses that are due and payable or anticipated to become due and payable over the next interest accrual period on the Notes (the "Required Expense Amount") and that has not been paid directly by the Cash Manager to Expense payees will be transferred into the Expense Account on each interest payment date and the Cash Manager may, from time to time, transfer other amounts into the Expense Account in respect of unanticipated Expenses falling due and payable within such interest accrual period. To the extent funds are available therefor on any interest payment date, the Cash Manager will also transfer amounts in respect of expenses and costs that are not regular, monthly recurring expenses but are anticipated to become due and payable in any future interest accrual period ("Permitted Accruals"). Amounts received in respect of certain segregated Security Deposits and Maintenance Reserves will be transferred directly into the Lessee Funded Account.

     LIQUIDITY RESERVE AMOUNT

     All Collections received by Airplanes Group will either be transferred to another Account as described above and below, paid to the appropriate third party on behalf of Airplanes Group or held in the Collection Account as a part of the "Liquidity Reserve Amount", a balance required to be held by Airplanes Group in the Collection Account pursuant to the Cash Management Agreement and each Trust Indenture. The Liquidity Reserve Amount is (i) the Maintenance Reserve Amount, currently equal to $80.0 million, (ii) a "Security Deposit Reserve Amount", currently equal to approximately $65.0 million, and (iii) a "Miscellaneous Reserve Amount", currently equal to $40.0 million.

     The Liquidity Reserve Amount is currently equal to approximately $185.0 million and may be increased or decreased from time to time by an action of the Board of Directors or Board of Controlling Trustees in light of significant changes in, inter alia, the condition of the Aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions; provided that the Airplanes Group will obtain confirmation in advance in writing from the applicable rating agencies that any such proposed reduction in the Liquidity Reserve Amount (other than a reduction attributable solely to a decrease in the Security Deposit Reserve Amount as a result of Airplanes Group entering into future leases requiring lower security deposits than expired leases) will not result in a lowering or withdrawal by any such rating agencies of their respective ratings of any class of Certificates. If the balance of funds on deposit in the Collection Account should fall below the Liquidity Reserve Amount at any time (including as a result of Airplanes Group's determination that the Liquidity Reserve Amount should be increased, as required by the applicable rating agencies or otherwise), Airplanes Group may continue to make all payments, including required payments on the Notes, which rank prior to, or pari passu with, payments of accrued and unpaid interest on the Class D Notes and any Permitted Accruals, provided that the balance of funds in the Collection Account does not fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount at their then current levels. However, the balance of funds in the Collection Account may fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount, at their then current levels, and Airplanes Group may continue to make payments of (i) all accrued and unpaid interest on, and, on the final maturity date of any class or subclass thereof, principal of such class or subclass of the most senior class of Notes then outstanding to avoid a Note Event of Default; and (ii) payments under Airplanes Group's swap agreements.

     At such time as the aggregate outstanding principal balance of the Notes is less than or equal to the Liquidity Reserve Amount, the balance of funds, if any, in the Collection Account will be distributed in accordance with the priority of payments established for the Notes.

     THE LESSEE FUNDED ACCOUNTS

     Pursuant to the terms of the leases, certain lessee Security Deposits and supplemental rent payments to provide for Maintenance Reserves may be required to be segregated from other Airplanes Group funds. Amounts received from lessees in respect of such Security Deposits and maintenance obligations will be held in the Lessee Funded Account. Amounts on deposit in the Lessee Funded Account will be accounted for, and, if required by any lease, segregated, on a per lease basis. Funds on deposit in the Lessee Funded Account will be used to make certain maintenance and security deposit repayment related payments (or such other payments as may be required or permitted under the terms of the relevant leases) or may be applied against maintenance-related payments otherwise required to be made by the lessee during the term of the related lease and will not be used to make payments in respect of the Notes or the Certificates at any time, including after a Note Event of Default. In certain circumstances where lessees relinquish their rights to receive certain maintenance and security deposit payments upon the expiration of a lease, surplus funds may be credited from the Lessee Funded Account to the Collection Account.

     THE EXPENSE ACCOUNT

     On each interest payment date on the Notes, the Cash Manager will withdraw from the funds deposited in the Collection Account an amount equal to the Required Expense Amount, which amount will then be used to pay the Expenses. To the extent that the Required Expense Amount has not been paid directly by the Cash Manager to Expense payees, the Required Expense Amount will be deposited into the Expense Account. In addition, in the period between interest payment dates on the Notes, the Cash Manager may make further withdrawals of cash from the Collection Account in order to satisfy Expenses due and payable prior to the next interest payment date on the Notes that were not previously anticipated to become so due and payable on the previous interest payment date. If funds on deposit in the Collection Account are less than the Required Expense Amount on any interest payment date on the Notes, Airplanes Group will be unable to pay the Required Expense Amount in full on such date, which may lead to a default under one or more of Airplanes Group's various service agreements or other contracts under which the Expenses arise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

          NAME             AGE                  OFFICES HELD WITH THE REGISTRANTS
- -------------------------  ---     -----------------------------------------------------------
Roy M. Dantzic...........  51      Independent Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust
William A. Franke........  59      Independent Director and Chairman, Airplanes Limited
                                   Controlling Trustee and Chairman, Airplanes Trust
Hugh R. Jenkins..........  62      Independent Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust
William M. McCann........  52      Independent Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust
Edward J. Hansom.........  38      E Note Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust

     Certain individuals other than the Directors and Controlling Trustees listed above serve as directors of various subsidiaries of Airplanes Group.

     Roy Dantzic started his career with Coopers & Lybrand qualifying as a chartered accountant in 1968. He left in 1970 and spent the next 10 years in corporate advisory work, principally as a director of Samuel Montagu. In 1980, the British Government appointed Mr. Dantzic as Finance Director of British National Oil Corporation and he served in such capacity until 1984. Between 1985 and 1989 he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of Stanhope Properties and served as its Finance Director from 1992 until the company was acquired in 1995. In August 1995, Mr. Dantzic became a director of the corporate broking division of Merrill Lynch International Ltd. He has served as a non executive director on the boards of Central Electricity Generating Board, British Nuclear Fuels Limited, Saxon Oil Limited and Total Oil Holdings Ltd. Mr. Dantzic is currently managing director of Port Greenwich Limited, a wholly-owned subsidiary of British Gas Plc.

     William Franke joined America West Airlines Inc. ("America West") in September 1992 as Chairman of the Board and in December 1993 was also elected Chief Executive Officer. Mr. Franke was formerly chairman, president and chief executive officer of Southwest Forest Industries, Inc., a Fortune 500 integrated forest products company based in Phoenix. He was Chairman of the executive committee at Valley National Bank (now Bank One, Arizona, N.A.) during its management restructuring and served as Chairman of the Executive Committee, acting Chief Executive Officer and Chairman of the special committee of directors of The Circle K Corporation during its financial restructuring. Mr. Franke is owner and president of Franke & Company, Inc., a financial advisory firm. He is currently a director of Phelps Dodge Corporation, a major mining and manufacturing company, and Central Newspapers, Inc., publisher of the Phoenix and Indianapolis morning and evening newspapers. He is also a director of the Air Transport Association.

     Hugh Jenkins has spent over 20 years in senior investment management positions. Most recently with the Prudential Corporation Plc, a large life insurance company where from 1989 to December 1995 he was an Executive Director and Chairman/Chief Executive of its investment management subsidiary with overall responsibility for the Group's investments worldwide. His previous appointments included: 1986-1989 Group Investment Director of Allied Dunbar Insurance Plc, 1985-1986 Director of Heron International, N.V. and from 1973-1985 as Director-General of Investments for the pension plans of the National Coal Board. He is currently a non-executive Director of The Rank Organisation Plc, Thorn EMI Plc, Johnson Matthey Plc and Gartmore European Investment Trust Plc.

     William McCann, a chartered accountant, became a partner in Craig Gardner/Price Waterhouse in 1972. From 1987 to 1995, he was the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland. From 1991 to 1995 he was a member of the Price Waterhouse World Board. Mr. McCann currently is Chairman of the Electricity Supply Board, Ireland and a Director of the Central Bank of Ireland. He is also a Director of Canada Life Assurance (Ireland) Limited, Murray Global Accumulation Funds plc and is a Director of a number of other companies. He is a Board Member of the University College Dublin Graduate School of Business.

     On March 28, 1996, Edward Hansom was appointed a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust by GPA Group as majority holder of the Class E Notes. Mr. Hansom is General Manager, Treasury of GPA Group. He joined GPA Group in December 1988 from the treasury division of Schroders. Prior to taking up his current position in 1994, Mr. Hansom was a General Manager of GPA Group's Capital Division and specialized in sales of aircraft with leases in place to Asian investors and the ALPS 92-1 portfolio aircraft sale. Mr. Hansom is also a director of ALPS 94-1.

     The Board of Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, are non-executive Directors and Controlling Trustees, as the case may be. Further, as is common with many other special purpose companies, neither Airplanes Limited nor Airplanes Trust has, or will have, any employees or executive officers. Accordingly, the Board of Directors and the Controlling Trustees will each rely upon the Servicer, the Administrative Agent, the Cash Manager and the other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements.

THE SERVICER

     GECAS provides various aircraft-related services to Airplanes Group as Servicer under the Servicing Agreement.

GENERAL

     GECAS and its affiliates are the world's largest managers of commercial aircraft. As of December 31, 1995, the GECAS Managed Portfolio consisted of approximately 890 aircraft, which are on lease to more than 157 lessees in 54 countries throughout the world. GECAS announced in early 1996 that it had entered into a multi-year order for five Boeing 777s and 102 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft. Under the agreement with Boeing, GECAS also may purchase up to 76 additional Boeing 737 jet aircraft. As a global commercial aviation financial services company, GECAS and its affiliates (i) offer a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provide asset management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, GPA and their respective affiliates, ALPS 94-1 and certain third parties. GECAS, together with GECAS, Inc., has access to approximately 228 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; San Francisco, California; and a number of other locations, including Beijing, Dallas, Hong Kong, Miami and Singapore.

     GECAS is headquartered in Shannon, Ireland and at December 31, 1995 had 130 employees.

     One of GECAS's principal businesses is providing a broad range of financial products to airlines and aircraft operators and to aircraft owners, lenders and investors throughout the world. To meet the fleet financing needs of its airline customers, GECAS and its affiliates offer such financing options as financing leases (including both direct financing and leveraged leases), operating leases and other structured finance transactions, as well as general corporate financing, including direct debt (both senior and subordinated) and equity and debtor-in-possession financing. In conjunction with this business, GECAS and its affiliates are responsible for developing, negotiating and consummating aircraft-related investment opportunities in the aviation industry for its affiliate, GE Capital, including the acquisition of aircraft for GE Capital. On behalf of GE Capital or its affiliates, GECAS will likely offer aircraft or engine financing to customers of the GE Aircraft Engines Division, and will also likely offer, on behalf of GE Group, other financial products to such customers, including in connection with a restructuring or other modification of such customer's existing financing provided by the GE Aircraft Engines Division, or otherwise.

     With respect to its owner, lender and investor customers, GECAS intends to continue to market a range of products that are intended to allow financial institutions and other investors to realize the benefits of aircraft ownership while the aircraft are managed by GECAS. GECAS expects to arrange and negotiate the sale of aircraft with operating leases in place, rental rates, tax benefits and related assets from the portfolio it manages, as well as structured pooled financings and other incentive-driven transactions.

     GECAS offers a broad range of management services to aircraft owners, lenders and investors, including collection of rental payments, arranging and monitoring of aircraft maintenance performed by others, limited technical inspection of aircraft, arranging and monitoring insurance, arranging for aircraft valuations, registration and deregistration of aircraft, monitoring compliance with lease agreements and enforcement of lease provisions against lessees, confirming compliance with applicable ADs and facilitating delivery and redelivery of aircraft. GECAS devotes substantial resources to marketing for sale and re-lease of the aircraft that it manages. Generally, to the extent an aircraft is on lease at the time it is being marketed for sale, it is generally a more attractive candidate to be sold to potential financial investors when compared to an aircraft that is not currently under lease. GECAS arranges for its customers, including GE Capital, GPA and their respective affiliates and certain third parties, the sale of both unencumbered aircraft and aircraft that are subject to operating leases to investors who seek a return on their investment from a combination of future rental payments, the aircraft's residual value and, in certain instances, tax benefits. GECAS identifies potential purchasers, determines which aircraft satisfy the specific needs of a particular airline or investor, negotiates commercial terms and executes the sale of such aircraft. GECAS's lease marketing activities serve both its airline customer base and its investor customer base. GECAS designs tax-advantaged transactions as well as operating lease structures, both to meet the varying needs of its customers and to facilitate the subsequent sale of the leased aircraft to financial investors. The aircraft and lease marketing services provided by GECAS include planning, negotiation and execution of leases and remarketing aircraft for re-lease prior to expiration of a lease term.

     The table below sets forth the different aircraft comprising the GECAS Managed Portfolio as of December 31, 1995 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or simply managed for third parties.

                                                     GE CAPITAL     OTHER MANAGED      AIRPLANES
             AIRCRAFT TYPE AND CLASS                  FLEET(1)     THIRD PARTIES(2)      GROUP      TOTAL
- --------------------------------------------------   ----------    ----------------    ---------    -----
Airbus
  A300............................................        19                4               6         29
  A310............................................         8                                           8
  A320............................................        12               26              12         50
Boeing
  B727............................................        29               24               2         55
  B737-200........................................        63               34              32        129
  B737-300/400/500(3).............................       121               48              44        213
  B747............................................        21                5               1         27
  B757-200........................................        25                4               3         32
  B767-200ER......................................         8                                1          9
  B767-300ER......................................        26                5               4         35
McDonnell Douglas
  DC8.............................................         9                2              28         39
  DC9.............................................        15               40              19         74
  DC10............................................        11                5               4         20
  MD11............................................                          2               3          5
  MD82............................................        19                6               2         27
  MD83............................................         7               10              23         40
  MD87............................................                                          1          1
  MD88............................................        14                                          14
Fokker
  F100............................................                         15              16         31

                                                     GE CAPITAL     OTHER MANAGED      AIRPLANES
             AIRCRAFT TYPE AND CLASS                  FLEET(1)     THIRD PARTIES(2)      GROUP      TOTAL
- --------------------------------------------------   ----------    ----------------    ---------    -----
Other Jets........................................         9                3                         12
Turboprops........................................         4                8              28         40
                                                         ---              ---             ---       ----
     Total........................................       420              241             229        890
                                                         ---              ---             ---       ----
Body Type:
  Widebody........................................        97               22              19        138
  Narrowbody......................................       323              219             210        752
Stage Compliance:(4)
  Stage 2.........................................       120              100              53        273
  Stage 3.........................................       300              141             176        617

- ---------------

(1) Certain aircraft included in the GE Capital fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2) The third parties comprise primarily GPA, ALPS 92-1 and ALPS 94-1. As of June 27, 1996, GECAS no longer participated in the management of the ALPS 92-1 Aircraft, which consisted of 14 Stage 3 aircraft.

(3) For purposes of this table, 11 B737 aircraft have been included in the GE Capital fleet but both GPA and GE Capital are included in the lease chain.

(4)  Turboprop aircraft have been classified as Stage 3 compliant.

THE SERVICING AGREEMENT

     The Servicer and its affiliates have not assumed and are not responsible for, or guarantors of, and shall not assume or be responsible for, or guarantors of, any liabilities of Airplanes Limited, Airplanes Trust, Holding Co. or any of their affiliates, including, without limitation, any payments due with respect to the Notes.

     The Servicer provides services pursuant to the terms of the Servicing Agreement on behalf of Airplanes Group (except in certain circumstances described below where a substitute servicer may perform such services). The Servicing Agreement (a) sets forth the various duties of the Servicer with respect to the management and administration of the Aircraft and the leases, (b) sets forth certain aircraft marketing activities to be performed by the Servicer and (c) sets forth certain Aircraft management-related obligations of the Servicer in connection with offers and sales by Airplanes Group of Refinancing Certificates.

     The Servicer provides the services in accordance with the express terms of the Servicing Agreement, which, inter alia, provides that the Servicer will act in accordance with applicable law and with directions given by Holding Co., on behalf of Airplanes Limited, AeroUSA and Holding Co., from time to time in accordance with the Servicing Agreement. In addition, under the Servicing Agreement, the Servicer agrees to perform its services in accordance with the GECAS Services Standard and the GECAS Conflicts Standard.

     The duties and obligations of the Servicer are limited to those expressly set forth in the Servicing Agreement and the Servicer does not have any fiduciary or other implied duties or obligations to the Airplanes Group or any other person, including any Certificateholder.

     In addition to managing the Aircraft, GECAS also manages aircraft assets owned by ALPS 94-1, GE Group and other third parties, including GPA. In the course of conducting such activities, GECAS will from time to time have conflicts of interest in performing its obligations on behalf of Airplanes Group. Under certain circumstances, the Servicer may resign from the performance of its duties pursuant to the Servicing Agreement in relation to all the Aircraft generally or, in certain circumstances, one or more Aircraft individually, provided in either case that a replacement servicer has been appointed that complies with certain criteria. With respect to the negotiation of certain conflicts of interest, the Servicer may withdraw from representing Airplanes Group, which shall be required to appoint an independent representative to represent Airplanes Group as to such negotiation, and the Servicer shall be entitled to act on behalf of itself or any of its affiliates with respect to such negotiation.

     Pursuant to the Servicing Agreement, the Servicer is not liable or accountable to any person, other than Airplanes Limited, AeroUSA and Holding Co. to the limited extent described below, under any circumstances, for any Losses and Airplanes Limited, AeroUSA and Holding Co. jointly and severally indemnify the Servicer and its affiliates on an after-tax basis for any Losses, unless such Losses are finally adjudicated to have resulted directly from the Servicer's gross negligence or wilful misconduct in respect of its obligation to apply the GECAS Services Standard or the GECAS Conflicts Standard in respect of its performance of the services under the Servicing Agreement. Airplanes Limited, AeroUSA and Holding Co. also jointly and severally indemnify the Servicer and its affiliates on an after-tax basis for any losses that may be imposed on, incurred by or asserted against, the Servicer or any of its affiliates, directly or indirectly, arising out of, in connection with or related to, the Servicer or any of its affiliates' involvement (or alleged involvement) in connection with the structuring or implementation of any aspect of the Acquisition, the Underwritten Offering or related transactions. Airplanes Limited, Holding Co. and AeroUSA are entitled jointly to terminate the Servicing Agreement if the Servicer fails to perform in any material respect any material service thereunder to either the GECAS Services Standard or the GECAS Conflicts Standard and such failure has a material adverse effect on Airplanes Group taken as a whole.

     Notwithstanding anything to the contrary stated above, the Servicer is not obligated to take or refrain from taking any action that it believes is reasonably likely to (i) violate any applicable law with respect to GECAS or its affiliates, (ii) violate any established written policies of GE, in effect from time to time, applicable to GE Group related to business practices with respect to legal, ethical and social matters ("GE Policy") or (iii) lead to an investigation by any governmental authority.

     AIRCRAFT SERVICES

     Pursuant to the Servicing Agreement, the Servicer has, inter alia, undertaken:

     -- to grant Airplanes Group and its agents, including the Administrative
        Agent, access to certain information and personnel of the Servicer under specified circumstances to enable Airplanes Group to monitor the Servicer's compliance with the Servicing Agreement and otherwise for the purposes of Airplanes Group's business

     -- not to commingle with its own funds any funds of Airplanes Group.

     The main categories of services being provided by the Servicer pursuant to the Servicing Agreement in respect of the Aircraft (the "Services") are:

     -- lease marketing services, including, subject to the terms of the Trust
        Indentures and the Servicing Agreement, re-marketing, lease negotiation and execution (including, without limitation, negotiating final lease terms)

     -- Aircraft assets management services, including lease rent collection, Aircraft maintenance, insurance, contract compliance of, and enforcement against, lessees, and accepting delivery and re-delivery of Aircraft

     -- Aircraft sales services as, when and to the extent directed by Airplanes
        Group

     -- monitoring of maintenance and provision of records and information with respect to the Aircraft

     -- arranging for valuations and monitoring regulatory developments

     -- using commercially reasonable efforts to keep Airplanes Group in compliance with certain covenants under the Notes directly relating to the operation of the Aircraft

     -- providing to Airplanes Group certain data and information relating to the Aircraft

     -- certain limited Aircraft-related assistance in connection with the public or private offerings of Refinancing Certificates, including consenting to public disclosure relating to the Servicer and its affiliates contained in any prospectus, certain limited Aircraft-related participation in marketing activities solely with respect to the Aircraft and the Servicer and the Services, and providing Airplanes

        Group, underwriters, rating agencies and/or other advisors with the reasonable opportunity to conduct due diligence with respect to the Servicer as it relates to the Aircraft

     -- legal and other professional services in relation to the Aircraft (other than in relation to litigation not arising in the ordinary course of the operating lease business by or against Airplanes Group, or any of its affiliates)

     -- periodic reporting of operational information relating to the Aircraft

     OPERATING GUIDELINES

     Under the Servicing Agreement, the Servicer is entitled to exercise such authority as is necessary to give it a practicable and working autonomy in performing the Services, while at the same time Holding Co., acting on behalf of Airplanes Group through the Administrative Agent and in its own capacity, has established monitoring and control procedures which are expected to enable it properly to manage the business and assets of the Airplanes Group.

     Pursuant to the terms of the Servicing Agreement, the Servicer is required to comply with the GECAS Services Standard and the GECAS Conflicts Standard in the performance of the Services. All transactions to be entered into by the Servicer on behalf of Airplanes Group (other than with other persons within Airplanes Group) are required to be at arm's length and on fair market value terms unless otherwise agreed or directed by Airplanes Group. Certain transactions or matters with respect to Aircraft require the specific approval of Airplanes Group, including:

     -- sales of Aircraft (other than as required by a lease)

     -- the entering into of any leases (including renewals or extensions, unless any such lease had originally been approved) if the lease does not comply with any applicable operating covenants governing the Certificates

     -- terminating any lease or leases (without substitution of, or replacement by, another substantially similar lease) to any single lessee with respect to Aircraft then having an aggregate depreciated net book value in excess of $200 million

     -- unless provided for in the applicable budget, entering into any contract for the modification or maintenance of Aircraft where the costs to be incurred (A) exceed the greater of (i) the estimated aggregate cost of a heavy maintenance check for similar aircraft and (ii) available Maintenance Reserves or other collateral under the related lease or (B) are outside the ordinary course of Airplanes Group's business

     -- issuing any guarantee on behalf of, or otherwise pledging the credit of, other than with respect to trade payables in the ordinary course of business, Airplanes Limited, Airplanes Trust, Holding Co. or any of their subsidiaries (other than in connection with entering into a lease with respect to an Aircraft)

     -- any transaction with GE Capital or any of its affiliates not contemplated in the Servicing Agreement.

     BUDGETS

     Holding Co. will adopt an annual budget each year with respect to all Aircraft owned by Airplanes Group. Under the Servicing Agreement, the Servicer has undertaken to use reasonable commercial efforts to attempt to achieve the budget each year.

     MANAGEMENT FEES

     Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Asset Based Servicing Fee") to the Servicer, pursuant to the Servicing Agreement, in a per annum amount equal to approximately 0.495% of an agreed book value of each Aircraft, payable monthly in arrears on a pro rata basis for the period such Aircraft is under management. The Servicer is also reimbursed for certain expenses incurred in connection with the Servicer's performance of the Services. These expenses include, among other expenses, Aircraft maintenance costs and insurance, outside professional advisory fees (including legal fees) and other out of pocket expenses, all of which in the aggregate may constitute a significant additional component of Airplanes Group's total overhead costs. The Servicer is also entitled to certain additional fees based on (i) the aggregate annual cash flow generated by the leases in excess of certain cash flow targets and (ii) sales of Aircraft at the direction of Airplanes Group. Such fees are subject to a mandatory aggregate annual minimum fee in the amount of U.S. $1.5 million.

     In addition, the Servicer is entitled to certain additional fees in connection with various Aircraft management-related services required to be provided by the Servicer pursuant to the Servicing Agreement in connection with any offerings and sales by the Airplanes Group of Refinancing Certificates.

     TERM AND TERMINATION

     The Servicing Agreement is for a non-cancellable initial term expiring on the earlier of (i) March 28, 2014 (which is prior to the final maturity date of certain Certificates) or (ii) payment in full of all amounts outstanding to be paid under the Notes. Each party will have the right to terminate the Servicing Agreement under certain circumstances. The Servicer has the right to terminate the Servicing Agreement if, among other things:

     -- Airplanes Limited, AeroUSA and/or Holding Co. fails to pay when due (i) any servicing fees if not paid within five days of notice of such failure, or (ii) any other amount payable by Airplanes Limited, AeroUSA or Holding Co. to the Servicer if not paid within ten days of notice of such failure

     -- Airplanes Limited, AeroUSA, Holding Co. or any of their subsidiaries fail to perform or observe or violate in any material respect any material term, covenant, condition or agreement to be performed or observed by it under the Servicing Agreement

     -- any material representation or warranty by any person within the Airplanes Group pursuant to the Servicing Agreement or any other related document shall be false or misleading in any material respect and such misrepresentation or breach of warranty is reasonably likely to have a material adverse effect on the Servicer or its rights and obligations under the Servicing Agreement

     -- an involuntary proceeding is commenced in respect of Airplanes Limited, Airplanes Trust, AeroUSA, Holding Co. or certain subsidiaries of any of such entities under applicable bankruptcy, insolvency, receivership or similar law, and such proceeding shall continue undismissed for 75 days or any such person shall go into liquidation, suffer a receiver or mortgagee to take possession of all or substantially all of its assets or a voluntary proceeding is commenced in respect of Airplanes Limited, Airplanes Trust, AeroUSA, Holding Co. or certain subsidiaries of any of such entities under bankruptcy, insolvency, receivership or similar law or any such person shall make a general assignment for the benefit of its creditors

     -- no person within Airplanes Group owns any Aircraft

     -- the Trust Indentures shall cease to be in full force and effect

     -- any guarantee in favor of the Servicer by any person within Airplanes
        Group ceases to be legal, valid and binding.

     Airplanes Limited, AeroUSA and Holding Co. have the right to terminate the Servicing Agreement upon:

     -- the Servicer ceasing to be at least 75% owned, directly or indirectly, by GE Capital or GE

     -- the Servicer failing in any material respect to perform any material services required pursuant to the Servicing Agreement in accordance with the GECAS Services Standard or the GECAS Conflicts Standard and such failure having a material adverse effect on Airplanes Group taken as a whole

     -- commencement of an involuntary proceeding in respect of GE, GE Capital or the Servicer under bankruptcy, insolvency, receivership or similar law, if such proceeding continues undismissed for

        75 days or any such person shall go into liquidation, suffer a receiver or mortgagee to take possession of all or substantially all of its assets or commencement of a voluntary proceeding in respect of GE, GE Capital or the Servicer under bankruptcy, insolvency, receivership or similar law or any such person shall make a general assignment for the benefit of its creditors.

     The Servicer may resign from performing the services pursuant to the Servicing Agreement if it reasonably determines that directions given, or services required, would, if carried out (i) be unlawful under applicable law,
(ii) be in violation of GE Policy, (iii) be likely to lead to an investigation by any governmental authority, (iv) expose the Servicer to liabilities for which adequate indemnity has not been provided or (v) place the Servicer in a conflict of interest with respect to which, in the Servicer's good faith opinion, the Servicer could not continue to perform its obligations under the Servicing Agreement in accordance with its terms.

     The Servicer may not resign from its obligations under the Servicing Agreement nor may the Servicing Agreement be terminated, except upon expiration of the Servicing Agreement at the end of the term thereof, unless a replacement servicer has been appointed and accepted such appointment and the applicable rating agencies have confirmed to Airplanes Group that no lowering or withdrawal of the then current ratings of any Certificates will result from such appointment. In the event that a replacement servicer has not been appointed within 90 days after any termination of the Servicing Agreement or resignation by the Servicer, the Servicer may petition any court of competent jurisdiction for the appointment of a replacement servicer. Notwithstanding any other term to the contrary, the Servicer may terminate the Servicing Agreement, whether or not a replacement servicer has been appointed and accepted such appointment, in the event that Airplanes Limited, AeroUSA or Holding Co. have failed, after the applicable cure periods, to pay amounts due to the Servicer.

     TAX STATUS

     By virtue of GPA Group's ownership of 5% of the issued and outstanding ordinary share capital of Holding Co. and the continued ability of GPA Group and GECAS to satisfy certain employment levels in Shannon, Ireland, it is intended that the Irish tax resident Transferred Companies will continue to benefit from their status as Shannon certified companies. As a result of this status, the Irish tax resident Transferred Companies are intended to enjoy reduced rates of corporation tax and advance corporation tax together with improved entitlements to capital allowances. In addition, the benefits include the right to pay interest, in certain circumstances, without paying Irish withholding tax and to deduct payments of interest in computing liability for corporate tax. There can be no assurance that the future management of the Aircraft by the Servicer in accordance with the terms of the Servicing Agreement will not expose Holding Co. or the Irish tax resident Transferred Companies to tax liabilities outside Ireland. The Servicing Agreement sets out certain tax-related undertakings with respect to the Servicer which are designed to maintain a favorable tax treatment in Ireland for Holding Co. and the Irish tax resident Transferred Companies.

     These tax-related undertakings include the following:

     -- maintaining minimum levels of employment in Ireland, if required for Holding Co. or the Irish tax resident Transferred Companies to maintain their Shannon licences and tax certification

     -- holding meetings of the board of directors of the Servicer in Shannon no less frequently than quarterly and only occasionally outside Shannon

     -- the Servicer's transaction approval committee (meeting in Shannon not less frequently than monthly and meeting outside Ireland only occasionally) shall be comprised of at least five persons, a majority of whom shall be employees of the Servicer, and such committee shall have and regularly exercise the power to approve contracts

     -- except in certain circumstances, contracts entered into by the Servicer with respect to the purchase, sale, lease or other disposition of Aircraft shall either be signed in Ireland or signed outside of Ireland pursuant to a limited power of attorney

     -- the managing director (but not necessarily the chairman of the board of directors) of the Servicer will be an officer and employee of the Servicer based in Shannon

     -- the Servicer shall not itself maintain an office outside Shannon

     -- the Servicer shall compensate any of its affiliates for services provided outside Ireland to the Servicer to the extent services are provided by express agreement in respect of the Aircraft.

     In the event that the Servicer breaches a tax-related undertaking as a result of its gross negligence or wilful misconduct and Airplanes Group experiences a material tax event (broadly defined as incurrence of aggregate liability for taxes of $30 million in any one or more years during the term of the Servicing Agreement, provided that, if the aggregate liability for any one year does not exceed $4 million, it will not be taken into account), Airplanes Group's sole remedy, upon six months' prior written notice, will be to terminate the Servicing Agreement. Subject to compliance with certain procedural guidelines set forth in the Servicing Agreement, the Servicer has the right for any good faith commercial reason, as determined in its sole discretion, to modify the tax-related undertakings. Any such modification could lead to a loss of any favorable tax treatment afforded to Holding Co. and other Irish tax resident Transferred Companies in Ireland.

     ASSIGNMENT OF SERVICING AGREEMENT

     The Servicing Agreement and the rights and obligations of the Servicer, on the one hand, and Airplanes Limited, Holding Co. and AeroUSA, jointly and severally, on the other hand, are not assignable by any of such parties other than with the prior consent of the other parties. However, the Servicer may delegate any portion, but not all, of its duties to GE Capital or GE or any 75% or more owned subsidiary of GE Capital or GE.

     PRIORITY PAYMENT OF SERVICING FEES AND REIMBURSABLE EXPENDITURES

     The fees and expenses of the Servicer rank senior in priority of payment to all payments of interest, principal and premium, if any, on the Notes.

     The joint and several obligations of Airplanes Limited, Holding Co. and AeroUSA under the Servicing Agreement have been guaranteed for the benefit of the Servicer by each entity within Airplanes Group.

GPA AS ADMINISTRATIVE AGENT AND CASH MANAGER

     INTRODUCTION TO GPA

     GPA is a significant lessor of modern (post-1985) commercial aircraft and is a major participant in the global commercial aviation industry. GPA leases aircraft to a wide range of airlines throughout the world. GPA Group sold, or is the parent of the seller of, each of the Transferred Companies and, through wholly-owned subsidiaries, provides administrative, accounting, liability management, financial consulting and cash management services to Airplanes Group in its capacity as Administrative Agent and Cash Manager. As the majority holder of the Class E Notes GPA Group is entitled to nominate one Director of Airplanes Limited and one Controlling Trustee of Airplanes Trust.

     At March 31, 1996, GPA had a total of 121 aircraft in its portfolio. One hundred and fifteen of these aircraft were on lease to 45 customers in 22 countries. Of these aircraft, 109 were on operating leases and six aircraft were classified as being on finance leases. Of the 121 aircraft, 49 were leased in-leased out where GPA effectively assumes the credit risk of the airline by leasing the aircraft from investors to whom it has previously sold the aircraft. Approximately 3% of the aircraft by GPA's most recent appraised values are Stage 2 aircraft and approximately 97% are Stage 3 aircraft. At March 31, 1996, approximately 23% of the aircraft are Airbus A320s, approximately 16% are Boeing 737-400s and approximately 14% are Boeing 737-300s, in each case calculated on the basis of appraisals of the aircrafts' values at October 31, 1995 (determined on the same basis as the calculation for the values of the Aircraft). At March 31, 1996, approximately 46% of GPA's aircraft were on lease to five airlines of which approximately 21% of the aircraft were on lease to one U.S. airline, approximately 9% were on lease to one Chinese airline, approximately 7% were on lease to one Brazilian airline, approximately 5% were on lease to one South Korean airline, and approximately 4% were on lease to one Philippine airline, in each case by appraised value at October 31, 1995. In addition to its remaining, owned aircraft, GPA owns all of the Class E Notes and will continue to have an interest in the aircraft owned by ALPS 94-1 by virtue of its deeply subordinated investments in that Company. GPA also continues to have an interest in certain aircraft sold by it to GE Capital as part of a restructuring of GPA in October 1993, as a result of its contingent interest in any proceeds received by GE Capital from certain resales of such aircraft. Also, because GPA has certain access to certain potential benefits arising from the Aircraft through its ownership of the Class E Notes (although GPA no longer owns legal title to the Aircraft and has no rights of access to the Aircraft themselves), the Aircraft and the Notes are consolidated with GPA's assets and liabilities on GPA's consolidated balance sheet.

     At March 31, 1996, GPA employed 43 people who perform those functions for which GPA has not delegated responsibility to GECAS pursuant to the GPA Management Agreement. These include, inter alia, (a) monitoring GECAS's performance under the GPA Management Agreement, (b) decisions with respect to GPA's orders and options for future aircraft deliveries, (c) management of all GPA's liabilities and certain assets, (d) performance of all finance, treasury and legal and regulatory functions not specifically provided by GECAS, (e) performance of all corporate secretarial activities, (f) management of all shareholder matters, (g) arrangement and procurement of all insurance other than insurance relating to the assets managed pursuant to the GPA Management Agreement, (h) GPA employee matters and (i) preparation and adoption of annual budgets. Accordingly, GPA performs all accounting and financial reporting functions for its own fleet and a wholly-owned subsidiary of GPA also performs such functions for Airplanes Group pursuant to the Administrative Agency Agreement.

     GPA has reported significant losses in each of the three fiscal years ended March 31, 1995. In accordance with generally accepted accounting principles in Ireland and the United Kingdom, GPA's net losses have been $995 million, $48 million and $26 million for the fiscal years ended March 31, 1993, 1994 and 1995 and its shareholders' equity had fallen to $111 million at March 31, 1995.

     REMAINING GPA INDEBTEDNESS

     The Acquisition was part of a broader restructuring of GPA that involved the refinancing of GPA indebtedness with the net proceeds of the Underwritten Offering, the elimination or re-scheduling of GPA's aircraft and engine orders and the settlement of certain litigation. GPA's intent was to refinance substantially all of its bank loans and other senior, secured debt and to enhance its ability to meet remaining secured and unsecured debt obligations as they mature. At March 31, 1996, GPA had approximately $531 million in secured debt and approximately $1,044 million in unsecured debt. GPA's unencumbered cash balances (excluding balances of affiliated companies) were approximately $1,032 million at March 31, 1996. The following table indicates the maturities of GPA's remaining indebtedness as of March 31, 1996.

                                                                 YEAR ENDING MARCH 31,
                                                     ----------------------------------------------
                                                     1997     1998     1999     2000     THEREAFTER
                                                     ----     ----     ----     ----     ----------
                                                                     (IN MILLIONS)
Principal Maturities.............................    $348     $165     $668(1)    48        $346

- ---------------

(1) Of this amount, $500 million consists of GPA Delaware Inc.'s 8 3/4% Guaranteed Notes due December 15, 1998.

     GPA's ability to meet its remaining obligations as they fall due depends upon various factors, including many of the same factors that will affect the financial condition and business of Airplanes Group. In particular, GPA's cash flow from operations may be adversely affected by any financial difficulties experienced by certain of its more significant lessees. Furthermore, GPA's ability to meet its obligations as they fall due will be adversely affected by any inability to sell or refinance its remaining owned aircraft. There can be no assurance that GPA Group will be able to meet its remaining obligations without further restructuring measures. In addition, for so long as GE Capital's right to acquire up to 90% of GPA Group's ordinary share capital remains outstanding, GPA Group is unlikely to be able to raise additional share capital. If GPA were to become unable to meet its obligations as they fall due or if GPA Group or any of its affiliates were to become subject to a bankruptcy proceeding, a liquidator, examiner or creditor may be able to challenge the validity of the sale of the Transferred Companies. Furthermore, any inability of GPA, GPA Financial or GPA Cash Manager to continue operations may adversely affect the performance of the roles of the Administrative Agent and Cash Manager and may result in the loss by Holding Co. and other Irish tax resident Transferred Companies of certain corporate tax benefits for Shannon certified companies and the loss by Holding Co. and the other Irish tax resident Transferred Companies of their ability to deduct payments of interest on their indebtedness to Airplanes Limited for purposes of computing their Irish tax liability.

ADMINISTRATIVE AGENT

     GPA Financial acts as the Administrative Agent of Airplanes Group.

     The Administrative Agent is responsible for providing administrative and accounting services to the Directors and Controlling Trustees. The Administrative Agent's duties include:

    (a)   monitoring the performance of the Servicer (including the Servicer's compliance with the Servicing Agreement) and reporting on such performance to Airplanes Group;
    (b)   assisting Airplanes Group in establishing a program for compliance by the Servicer with the Servicing Agreement;
    (c)   acting as liaison with various rating agencies to confirm the rating impact of certain decisions and coordinating responses to rating agency questions;
    (d)   the maintenance on behalf of Airplanes Group of accounting ledgers and the provision on a quarterly and annual basis of draft accounts on a combined basis for
          Airplanes Group as well as, on a quarterly and annual basis, on an individual company basis for certain companies. However, Airplanes Group retains responsibility for the ledgers and accounts including all discretionary decisions and judgments relating to the preparation and maintenance thereof, and Airplanes
          Group retains responsibility for, and prepares, its financial statements;
    (e)   preparing annual budgets and presenting them to Airplanes Group for approval;
    (f)   authorizing payment of certain bills and expenses;
    (g)   to the extent required by Airplanes Group or the parties thereto, coordinating any amendments to the transaction agreements, subject to the terms of such agreements and approval by Airplanes Group;
    (h)   supervising outside counsel and coordinating legal advice received by Airplanes
          Group other than with respect to the Servicer's performance under the Servicing
          Agreement;
    (i)   preparing and coordinating reports to investors (including preparing press releases and managing investor relations) and to the Securities and Exchange Commission with the assistance of outside counsel and auditors, if appropriate;
    (j)   preparing for the approval of Airplanes Group and filing all required tax returns with the assistance of outside counsel and auditors, if appropriate;
    (k)   maintaining, or monitoring the maintenance of, the books and records of Airplanes
          Group other than those maintained by the Company Secretary (as defined below) and the Delaware Trustee (as defined below);
    (l)   preparing an agenda and any required papers for meetings of the governing bodies of the entities within Airplanes Group;
    (m)   assisting Airplanes Group in developing and implementing its interest rate management policy and developing financial models, cash flow projections and forecasts, to the extent required by Airplanes Group, and in making aircraft lease, sale and capital investment decisions;
    (n)   advising Airplanes Group as to the appropriate levels of the Liquidity Reserve
          Amount; and
    (o)   providing additional services upon the request of Airplanes Group upon terms to be agreed at the time of any such request.

     The Administrative Agent also provides other administrative services, including (a) assistance in arranging refinancings of all or a portion of the Subclass A-1, A-2, A-3 and A-4 Notes, and (b) undertaking an effort to avoid any adverse change in the tax status of the various members of Airplanes Group. Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Administrative Fee") to the Administrative Agent in a per annum amount equal to $6 million, payable monthly in arrears. The Administrative Agent is also entitled to an additional fee (the "Reducing Fee") in an amount equal to $2 million per annum, payable monthly in arrears, which is reduced by certain agreed amounts in the event that Airplanes Group sells, retires or disposes of 76 or more of the Aircraft. Both the Administrative Fee and the Reducing Fee will, from time to time, be adjusted for inflation. The Administrative Agent is also entitled to be reimbursed for certain expenses incurred in connection with the performance of its services under the Administrative Agency Agreement. The Administrative Agent may resign on 60 days' written notice in certain circumstances. Airplanes Group may remove the Administrative Agent on 120 days' written notice with or without cause, as long as Airplanes Group has, with the consent of the Servicer, engaged another person or entity to perform the services that were being provided by the Administrative Agent.

CASH MANAGER

     GPA Cash Manager acts as the Cash Manager. The Cash Manager provides cash management and related services to Airplanes Group. In the ordinary course of Airplanes Group's business, the Cash Manager will inform the Servicer and the Administrative Agent of the aggregate deposits in the Accounts as required and provide such other information as shall be required in connection with the Accounts. Subject to certain limitations and at the direction of Airplanes Group, the Cash Manager is authorized to invest the funds held by Airplanes Group in the Collection Account and the Lessee Funded Account in certain prescribed investments on permitted terms. At all times, the Accounts will be maintained in the name of the Security Trustee, except that certain Rental Accounts which, for certain legal or other regulatory reasons, cannot be established in the name of the Security Trustee, will be maintained in the names of such parties as are specified in the relevant leases and maintained with another bank that has a rating of AA or the equivalent or higher or any other responsible or reputable bank.

     In addition, the Cash Manager receives certain data provided by the Servicer with respect to the Aircraft and leases of Airplanes Group and calculates certain monthly payments and makes all other calculations as required under the Cash Management Agreement. The Cash Manager also provides the Trustee with such information as is required by the Trustee to provide its reports to the Certificateholders.

     The Cash Manager receives a fee of $1 million per annum from Airplanes Group in respect of its services to Airplanes Group. The Cash Manager is entitled to indemnification by Airplanes Group for, and is held harmless against, any loss or liability incurred by the Cash Manager (other than through its own deceit, fraud, wilful default or gross negligence (or simple negligence in the handling of funds) or that of its officers, directors, agents and employees).

     The Cash Manager may resign on 30 days' written notice as long as Airplanes Group has engaged another person or entity to perform the services that were being provided by the Cash Manager. Airplanes Group may remove the Cash Manager at any time with or without cause.

COMPANY SECRETARY

     The Company Secretary (with respect to any company, the entity which provides its secretarial services, the "Company Secretary") maintains company books and records, including minute books and stock transfer records. It makes available telephone, telecopy, telex and post office box facilities and maintains a registered office in the relevant jurisdictions.

     Mourant & Co. Secretaries Limited acts as Company Secretary for Airplanes Limited.

DELAWARE TRUSTEE

     Wilmington Trust Company maintains the books and records, including minute books and records and trust certificate records, of Airplanes Trust. It makes available telephone, telecopy, telex and post office box facilities and maintains its principal place of business in Delaware.

ITEM 11.  EXECUTIVE COMPENSATION

     All Directors and Controlling Trustees are compensated for travel and other expenses incurred by them in the performance of their duties. Airplanes Limited and Airplanes Trust pays each Independent Director and Independent Trustee, as the case may be, an aggregate fee of $75,000 per annum for their services in both capacities. The Chairman of Airplanes Limited and Airplanes Trust receives an additional $50,000 per annum for his services in such capacity. Neither the Director nor the Controlling Trustee appointed by the holder of a majority in aggregate principal amount of the Class E Notes receives remuneration from Airplanes Limited or Airplanes Trust for his services. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann receive $7,500, $2,500 and $7,500, respectively, per annum for their services as directors of Holding Co. and certain of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of the above companies which they attend, subject to a maximum payment of $5,000 per annum for each of them. Mr. Franke receives an aggregate of $2,500 per annum from AeroUSA and AeroUSA 3 for his services as a director of those companies and is also entitled to receive an additional $1,000 in respect of each board meeting of these companies which he attends, subject to a maximum payment of $5,000 per annum.

     The Directors and the Controlling Trustees do not and will not receive any additional cash or non-cash compensation (either in the form of stock options, stock appreciation rights or pursuant to any long-term incentive plan, benefit or actuarial plan or any other similar arrangements of any kind) as salary or bonus for their services as Directors or Controlling Trustees. None of the Directors or Controlling Trustees has an employment contract with either Airplanes Limited or Airplanes Trust or serves as a member of a compensation committee of either Airplanes Limited or Airplanes Trust. The compensation of the Directors of Airplanes Limited is set forth in the Articles of Association of Airplanes Limited and that of the Controlling Trustees is set forth in the Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as Settlor, Wilmington Trust Company as the Delaware Trustee, and the Controlling Trustees referred to therein. None of the Directors or Controlling Trustees has any beneficial ownership in any of the equity securities of Airplanes Limited, Airplanes Trust or any of the subsidiaries of Airplanes Limited or Airplanes Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Airplanes Group has had and currently maintains various relationships with GPA. First, GPA acted as promoter in establishing the entities that comprise Airplanes Group. Second, Airplanes Group purchased substantially all of its assets from GPA. See "Item 1. Business -- Introduction". Third, GPA is a holder of 5% of the ordinary share capital of Holding Co. Fourth, subsidiaries of GPA Group act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management". Fifth, Mr. Hansom, an employee of GPA Group, is a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust.

     Airplanes Group also maintains two relationships with America West. First, Mr. Franke, a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust, is a director and executive officer of America West. Second, Airplanes Group has three Aircraft under sublease to America West.

     Finally, GPA also has several relationships with America West. First, GPA has 16 aircraft and three spare engines subleased to America West and the right, until June 30, 1999, to require America West to lease up to four aircraft from GPA. Second, John F. Tierney, Assistant Chief Executive and Finance Director of GPA Group, is a director of America West.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.
Schedules: Schedule II is submitted as a separate section of this report beginning on page S-1.

     (a)(3) and (c).  Exhibits:

        3.1     Certificate of Incorporation of Atlanta Holdings Limited dated November 3,
                1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995*
        3.2     Memorandum and Articles of Association of Airplanes Limited**
        3.3     Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as
                Settlor, Wilmington Trust Company, as the Delaware Trustee, and the
                Controlling Trustees referred to therein**
        4.1     Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes
                Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee**
        4.2     Trust Supplement No. 1 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.3     Trust Supplement No. 2 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.4     Trust Supplement No. 3 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.5     Trust Supplement No. 4 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.6     Trust Supplement No. 5 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.7     Trust Supplement No. 6 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.8     Trust Supplement No. 7 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.9     Trust Supplement No. 8 dated as of March 28, 1996 to the Pass Through Trust
                Agreement**
        4.10    Form of Subclass A-1 Pass Through Certificate**
        4.11    Form of Subclass A-2 Pass Through Certificate**
        4.12    Form of Subclass A-3 Pass Through Certificate**
        4.13    Form of Subclass A-4 Pass Through Certificate**
        4.14    Form of Subclass A-5 Pass Through Certificate**
        4.15    Form of Class B Pass Through Certificate**
        4.16    Form of Class C Pass Through Certificate**
        4.17    Form of Class D Pass Through Certificate**
        4.18    Airplanes Limited Indenture dated as of March 28, 1996 among Airplanes
                Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee**

- ---------------

 * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99970), previously filed with the Securities and Exchange Commission.

** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1995, previous filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K: filed for event dates May 15, 1996 and June 14, 1996 (relating to the monthly report to holders of the Certificates).

     (d) Not applicable.

        4.19    Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S.
                Trust, Airplanes Limited and Bankers Trust Company, as Trustee**
        4.20    Form of Floating Rate Subclass A-1 Note**
        4.21    Form of Floating Rate Subclass A-2 Note**
        4.22    Form of Floating Rate Subclass A-3 Note**
        4.23    Form of Floating Rate Subclass A-4 Note**
        4.24    Form of Floating Rate Subclass A-5 Note**
        4.25    Form of Floating Rate Class B Note**
        4.26    Form of 8.15% Class C Note**
        4.27    Form of 10.875% Class D Note**
        4.28    Form of 20.00% (inflation adjusted) Class E Note**
       10.1     Stock Purchase Agreement dated as of March 28, 1996 among GPA, Inc., GPA Group plc and Airplanes U.S. Trust**
       10.2     Stock Purchase Agreement dated as of March 28, 1996 among GPA Group plc,
                Skyscape Limited and Airplanes Limited**
       10.3     Administrative Agency Agreement dated as of March 28, 1996 among GPA Financial
                Services (Ireland) Limited, GPA Group plc, Airplanes Limited, GPA II Limited,
                Airplanes U.S. Trust and AeroUSA, Inc.**
       10.4     Servicing Agreement dated as of March 28, 1996 among GE Capital Aviation
                Services, Limited, Airplanes Limited, AeroUSA, Inc., GPA II Limited, Airplanes
                U.S. Trust and GPA Cash Manager Limited**
       10.5     Reference Agency Agreement dated as of March 28, 1996 among Airplanes Limited,
                Airplanes U.S. Trust Bankers Trust Company, as Airplanes Limited Indenture
                Trustee and Airplanes U.S. Trust Indenture Trustee, Bankers Trust Company, as
                Reference Agent and GPA Cash Manager Limited, as Cash Manager**
       10.6     Secretarial Services Agreement dated as of March 28, 1996 between Airplanes
                Limited and Mourant & Co. Secretaries Limited, as Company Secretary**
       10.7     Cash Management Agreement dated as of March 28, 1996 between GPA Cash Manager
                Limited, as Cash Manager, GPA Group plc, Airplanes Limited, Airplanes U.S.
                Trust and Bankers Trust Company, as Trustee under each of the Airplanes
                Limited Indenture, the Airplanes U.S. Trust Indenture and the Security Trust
                Agreement**
       10.8     Form of Swap Agreement**
       10.9     Security Trust Agreement dated as of March 28, 1996 among Airplanes Limited,
                Airplanes U.S. Trust, Mourant & Co. Secretaries Limited, the Issuer
                Subsidiaries listed therein, GPA Financial Services (Ireland) Limited, GPA
                Cash Manager Limited, GPA Group plc, GE Capital Aviation Services, Limited,
                Bankers Trust Company, as Airplanes U.S. Trust Indenture Trustee and Airplanes
                Limited Indenture Trustee, Bankers Trust Company, as Reference Agent, and
                Bankers Trust Company, as Security Trustee**
       21       Subsidiaries of the Registrants
       23.1     Consent of KPMG
       23.2     Consent of Aircraft Information Services, Inc.
       23.3     Consent of BK Associates, Inc.
       23.4     Consent of Airclaims Limited
       27       Financial Data Schedule
       99.1     Appraisal of Aircraft Information Services, Inc. relating to the Aircraft*
       99.2     Appraisal of BK Associates, Inc. relating to the Aircraft*
       99.3     Appraisal of Airclaims Limited relating to the Aircraft*

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes U.S. Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIRPLANES U.S. TRUST

                                               By: /s/ ROY M. DANTZIC
                                                 Roy M. Dantzic
                                                 Controlling Trustee

Dated: June 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 27, 1996.

              SIGNATURE                                 TITLE
- -------------------------------------        ----------------------------
         /s/ HUGH R. JENKINS                 Controlling Trustee
- -------------------------------------        (principal executive
           Hugh R. Jenkins                   officer)
         /s/ ROY M. DANTZIC                  Controlling Trustee
- -------------------------------------        (principal financial
           Roy M. Dantzic                    officer)
        /s/ WILLIAM M. MCCANN                Controlling Trustee
- -------------------------------------        (principal accounting
          William M. McCann                  officer)
        /s/ WILLIAM A. FRANKE                Controlling Trustee
- -------------------------------------
          William A. Franke
        /s/ EDWARD J. HANSOM                 Controlling Trustee
- -------------------------------------
          Edward J. Hansom

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIRPLANES LIMITED

                                               By: /s/ ROY M. DANTZIC
                                                 Roy M. Dantzic
                                                 Director

Dated: June 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 27, 1996.

              SIGNATURE                                 TITLE
- -------------------------------------        ----------------------------
         /s/ HUGH R. JENKINS                 Director
- -------------------------------------        (principal executive
           Hugh R. Jenkins                   officer)
         /s/ ROY M. DANTZIC                  Director
- -------------------------------------        (principal financial
           Roy M. Dantzic                    officer)
        /s/ WILLIAM M. MCCANN                Director
- -------------------------------------        (principal accounting
          William M. McCann                  officer)
        /s/ WILLIAM A. FRANKE                Director
- -------------------------------------
          William A. Franke
        /s/ EDWARD J. HANSOM                 Director
- -------------------------------------
          Edward J. Hansom

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   F-2
Balance Sheets........................................................................   F-3
Statements of Operations..............................................................   F-4
Statements of Changes in Shareholders' Deficit/Net Liabilities........................   F-5
Statements of Cash Flows..............................................................   F-6
Notes to the Financial Statements.....................................................   F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST:

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1996 and 1995, and the related statements of operations, changes in shareholders' deficit/net liabilities and cash flows for each of the years in the three year period ended March 31, 1996. These financial statements represent certain specified leasing operations of GPA Group plc (as defined in Notes 1 and 2) up to March 28, 1996 and the leasing operations of Airplanes Limited and Airplanes U.S. Trust in the period from March 28 to March 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Limited and Airplanes U.S. Trust as at March 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three year period ended March 31, 1996, in conformity with generally accepted accounting principles in the United States.

                                                           KPMG
                                                           Chartered Accountants

Dublin, Ireland
June 27, 1996

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                                                                MARCH 31,
                                                -------------------------------------------------------------------------
                                                               1995                                  1996
                                                -----------------------------------   -----------------------------------
                                                AIRPLANES     AIRPLANES               AIRPLANES     AIRPLANES
                                        NOTES    LIMITED        TRUST      COMBINED    LIMITED        TRUST      COMBINED
                                        -----   ----------   -----------   --------   ----------   -----------   --------
                                                            ($MILLIONS)                           ($MILLIONS)
ASSETS
Cash..................................     5         123          12           135         214            6          220
Accounts receivable...................     6
  Trade receivables...................               124           6           130          40            2           42
  Allowance for doubtful debts........               (66)         (5)          (71)        (12)          (1)         (13)
Amounts due from GPA..................     7          --          --            --          12            1           13
Net investment in capital and sales
  type leases.........................     8         129          --           129         113           --          113
Aircraft, net.........................     9       3,648         404         4,052       3,471          381        3,852
Other assets..........................                 9           2            11           8            1            9
                                                   -----         ---         -----         ---        -----
Total assets..........................             3,967         419         4,386       3,846          390        4,236
                                                   =====         ===         =====       =====        =====
LIABILITIES
Accrued expenses and other
  liabilities.........................    11         245          18           263         163           17          180
Amounts due to GPA....................    12          --          --            --          12           --           12
Indebtedness..........................    13       4,192         410         4,602       4,221          413        4,634
Provision for maintenance.............    14         242          26           268         276           35          311
Deferred income taxes.................    19          60          35            95          67           48          115
                                                   -----         ---         -----         ---        -----
Total liabilities.....................             4,739         489         5,228       4,739          513        5,252
                                                   -----         ---         -----         ---        -----
Net liabilities.......................              (772)        (70)         (842)       (893)        (123)      (1,016)
                                                   -----         ---         -----         ---        -----
                                                   3,967         419         4,386       3,846          390        4,236
                                                   =====         ===         =====       =====        =====
Commitments and Contingent Liabilities
  (Notes 20 and 21)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED MARCH 31,
                          -------------------------------------------------------------------------------------------------------
                                        1994                               1995                               1996
                          ---------------------------------  ---------------------------------  ---------------------------------
                          AIRPLANES    AIRPLANES             AIRPLANES    AIRPLANES             AIRPLANES    AIRPLANES
                  NOTES    LIMITED       TRUST     COMBINED   LIMITED       TRUST     COMBINED   LIMITED       TRUST     COMBINED
                  ------  ----------  -----------  --------  ----------  -----------  --------  ----------  -----------  --------
                                     ($MILLIONS)                        ($MILLIONS)                        ($MILLIONS)
REVENUES
Aircraft
  leasing........     16      481          45         526        547          61         608        556          60         616
EXPENSES
Depreciation and
  amortization...            (161)        (24)       (185)      (183)        (25)       (208)      (183)        (24)       (207)
Net interest
  expense........     17     (227)        (25)       (252)      (317)        (31)       (348)      (335)        (33)       (368)
Provision for
  maintenance....             (63)         (8)        (71)       (74)        (14)        (88)       (79)        (18)        (97)
Bad and doubtful
  debts..........             (17)         (3)        (20)       (34)          1         (33)        27           1          28
Provision for
  loss making
  leases and
  downtime,
  net............             (23)         (4)        (27)        (4)         (1)         (5)        18          (3)         15
Other lease
  costs..........             (19)         --         (19)       (16)         (1)        (17)       (20)         (1)        (21)
Selling, general
  and
  administrative
  expenses.......     18      (24)         (2)        (26)       (31)         (3)        (34)       (32)         (3)        (35)
                            -----        ----       -----      -----        ----       -----      -----        ----       -----
OPERATING LOSS
  BEFORE INCOME
  TAXES..........             (53)        (21)        (74)      (112)        (13)       (125)       (48)        (21)        (69)
Income tax
  benefit........     19        5           8          13         11           5          16          5           8          13
                            -----        ----       -----      -----        ----       -----      -----        ----       -----
NET LOSS.........             (48)        (13)        (61)      (101)         (8)       (109)       (43)        (13)        (56)
                            =====        ====       =====      =====        ====       =====      =====        ====       =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                                                                                                       AIRPLANES
                                                                    AIRPLANES LIMITED                    TRUST         COMBINED
                                                        ------------------------------------------    -----------    ------------
                                                           SHARE                                                     SHAREHOLDERS
                                                          CAPITAL          NET        SHAREHOLDERS        NET        DEFICIT/NET
                                                         (NOTE 15)     LIABILITIES      DEFICIT       LIABILITIES    LIABILITIES
                                                        -----------    -----------    ------------    -----------    ------------
                                                        $(MILLIONS)    $(MILLIONS)    $(MILLIONS)     $(MILLIONS)    $(MILLIONS)
BALANCE AT MARCH 31, 1993.............................         --           236             236             49             285
Net loss for the fiscal year..........................         --            48              48             13              61
Distributions to/(Contributions from) GPA, net........         --           303             303             (8)            295
Deferred interest on indebtedness to GPA (Note 2
  (iv))...............................................         --           (30)            (30)            (3)            (33)
                                                        -----------       -----           -----          -----           -----
BALANCES AT MARCH 31, 1994............................         --           557             557             51             608
Net loss for the fiscal year..........................         --           101             101              8             109
Distributions to/(Contributions from) GPA, net........         --           158             158             15             173
Deferred interest on indebtedness to GPA (Note 2
  (iv))...............................................         --           (44)            (44)            (4)            (48)
                                                        -----------       -----           -----          -----           -----
BALANCE AT MARCH 31, 1995.............................         --           772             772             70             842
Net loss for the fiscal year..........................         --            43              43             13              56
Distributions to/(Contributions from) GPA, net........         --           124             124             45             169
Deferred interest on indebtedness to GPA (Note 2
  (iv))...............................................         --           (46)            (46)            (5)            (51)
Ordinary shares issued, $1 par value per share (Note
  15).................................................         --            --              --             --              --
                                                        -----------       -----           -----          -----           -----
BALANCE AT MARCH 31, 1996.............................         --           893             893            123           1,016
                                                        ==========     ==========     ===========     =========      ===========

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED MARCH 31,
                  ---------------------------------------------------------------------------------------------------------------
                                 1994                                  1995                                  1996
                  -----------------------------------   -----------------------------------   -----------------------------------
                  AIRPLANES     AIRPLANES               AIRPLANES     AIRPLANES               AIRPLANES     AIRPLANES
                   LIMITED        TRUST      COMBINED    LIMITED        TRUST      COMBINED    LIMITED        TRUST      COMBINED
                  ----------   -----------   --------   ----------   -----------   --------   ----------   -----------   --------
                              ($MILLIONS)                           ($MILLIONS)                           ($MILLIONS)
CASH FLOWS FROM
  OPERATING
  ACTIVITIES
Net loss........      (48)         (13)         (61)       (101)          (8)        (109)         (43)         (13)         (56)
Adjustments to
  reconcile net
  loss to net
  cash provided
  by operating
  activities:
Depreciation and
 amortization...      161           24          185         183           25          208          183           24          207
Aircraft
  maintenance,
  net...........       53            5           58          49            2           51           34            9           43
Deferred income
  taxes.........       (5)          (8)         (13)        (11)          (5)         (16)          (5)          (8)         (13)
Provision for
  loss making
  leases and
  downtime......       23            4           27           4            1            5          (18)           3          (15)
Accrued and
  deferred
  interest
  expense.......       33            3           36          49            5           54           48            5           53
Changes in
  operating
  assets and
  liabilities:
Accounts
  receivable,
  net...........      (13)           5           (8)         (8)           1           (7)          18           --           18
Other accruals
  and
  liabilities...      (26)          (4)         (30)         (2)          (4)          (6)         (19)          --          (19)
Other assets....       (4)          (1)          (5)         (2)          (1)          (3)          (2)          --           (2)
                  -------         ----        -----       -----         ----        -----        -----          ---        -----
NET CASH
  PROVIDED BY
  OPERATING
  ACTIVITIES....      174           15          189         161           16          177          196           20          216
                  =======         ====       ======       =====         ====        =====        =====          ===        =====
CASH FLOWS FROM
  INVESTING
  ACTIVITIES
Purchase of
  aircraft......     (553)         (21)        (574)        (26)          (1)         (27)          (3)          --           (3)
Aircraft
  deposits and
  pre-delivery
  payments......       (1)          (2)          (3)        (10)          --          (10)          --           --           --
Capital and
  sales type
  leases........       13           --           13          14           --           14           16           --           16
Other...........       50           --           50          --           --           --           --           --           --
                  -------         ----       ------       -----         ----        -----        -----          ---        -----
NET CASH (USED
  IN)/PROVIDED
  BY INVESTING
  ACTIVITIES....     (491)         (23)        (514)        (22)          (1)         (23)          13           --           13
                  =======         ====       ======       =====         ====        =====        =====          ===        =====
CASH FLOWS FROM
  FINANCING
  ACTIVITIES
Issue of A-E
  notes.........       --           --           --          --           --           --        4,221          413        4,634
Increase
  in/(repayment
  of)
  indebtedness
  -- GPA........      620           --          620          19           --           19       (4,192)        (410)      (4,602)
(Distributions
to)/Contributions
  from GPA Group
  plc...........     (303)           8         (295)       (158)         (15)        (173)        (147)         (29)        (176)
                  -------         ----        -----       -----         ----        -----        -----          ---        -----
NET CASH
  PROVIDED BY/
  (USED IN)
  FINANCING
  ACTIVITIES....      317            8          325        (139)         (15)        (154)        (118)         (26)        (144)
                  -------         ----        -----       -----         ----        -----        -----          ---        -----
NET
INCREASE/(DECREASE)
  IN CASH.......       --           --           --          --           --           --           91           (6)          85
Cash at
  beginning of
  year..........      123           12          135         123           12          135          123           12          135
                  -------         ----        -----       -----         ----        -----        -----          ---        -----
Cash at end of
  year..........      123           12          135         123           12          135          214            6          220
                  =======         ====        =====       =====         ====        =====        =====          ===        =====
CASH PAID IN
  RESPECT OF:
Interest........      199           23          222         276           27          303          294           29          323
                  =======         ====        =====       =====         ====        =====        =====          ===        =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SECURITIZATION TRANSACTION

     On March 28, 1996 ("THE CLOSING DATE") GPA Group plc and its subsidiary undertakings ("GPA") refinanced on a long term basis certain indebtedness due to commercial banks and other senior secured debt, most of which was due to mature in September 1997. The re-financing was effected through a major aircraft securitization transaction ("THE TRANSACTION").

     Under the terms of the Transaction, a combination ("AIRPLANES GROUP") comprising Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("AIRPLANES LIMITED") and Airplanes U.S Trust, a trust formed under the laws of Delaware ("AIRPLANES TRUST") together acquired directly or indirectly from GPA a portfolio of 229 commercial aircraft (collectively the "AIRCRAFT") and related leases (the "LEASES"). The Transaction was effected by transferring existing subsidiaries of GPA that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("NOTES") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and 10% approximately by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million are expected to be surrendered under the terms of the Transaction. Indebtedness at March 31, 1996 represents the aggregate of the Class A-E Notes in issue (net of approximately $5 million of discounts on issue and net of the $13 million of Class E Notes expected to be surrendered as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each other's obligations under the relevant notes.

2.  BASIS OF PREPARATION

     The accompanying financial statements of Airplanes Limited, Airplanes Trust and the combined balance sheets, statements of operations, statements of changes in shareholders' deficit/net liabilities and cash flows of Airplanes Group (together the "FINANCIAL STATEMENTS") have been prepared on a going concern basis and on the bases and using the assumptions set out below and in accordance with the accounting policies set out in Note 4 and in conformity with United States generally accepted accounting principles:

     Bases and Assumptions

     (i) The financial statements are presented on an historical cost basis as if Airplanes Limited and Airplanes Trust had been organised as single economic entities for all periods presented.

     Accordingly, the financial statements reflect, on the bases and assumptions set out herein, the results of operations, assets and liabilities relating to the 229 aircraft transferred to Airplanes Limited and Airplanes Trust, from the date of original acquisition of controlling interest by GPA of each aircraft.

     (ii) For the purposes of these financial statements an allocation of certain costs such as selling, general and administrative expenses of GPA to Airplanes Limited and Airplanes Trust has been made. The most significant element of these costs relate to aircraft management fees, substantially all of which are asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. The balance of such costs have been allocated in proportion to rental revenues. Management believes that the bases for these allocations are reasonable.

     (iii) The financial statements for the years ended March 31, 1995 and in respect of the period up to the Closing Date have been prepared assuming Airplanes Group had been financed with indebtedness to GPA in an amount equivalent to the aggregate amount of all classes of notes (A, B, C, D and E) originally expected to be issued by Airplanes Group pursuant to the Transaction of $4,602 million. It has also been assumed that

                                AIRPLANES GROUP

2.  BASIS OF PREPARATION -- (CONTINUED)
such indebtedness built up as and when Airplanes Group acquired aircraft, at an amount equal to the appraised value (based on the value of each Aircraft given a stable market with a reasonable balance of supply and demand and a reasonable period of time available for marketing) of the Aircraft at October 31, 1995. In addition, it has been assumed that no repayment of debt was made during the period up to the Closing Date.

     At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million are expected to be surrendered under the terms of the Transaction (after giving effect to certain purchase price adjustments) and these financial statements include indebtedness in respect of the net amount of the Class E Notes of $591 million at March 31, 1996 (approximately 13% of the total indebtedness). It has been assumed that the indebtedness to GPA (explained above) was repaid from the proceeds of the Notes and the Class E Notes. Details of the terms of the various classes of Notes issued by Airplanes Group on the Closing Date are set out in Note 13.

     (iv) The interest charged on Airplanes Group's indebtedness to GPA in the periods prior to the Closing Date is based on GPA's average cost of debt of 6.27%, 7.83% and 8.25% for the years ended March 31, 1994, 1995 and 1996, respectively. In the period from the Closing Date to March 31, 1996 interest expense is based on the terms of the notes issued. Details of the interest rates applicable to the various classes of notes issued on the Closing Date are set out in Note 13.

     In respect of the portion of the indebtedness to GPA which is represented by the E Note (assumed in these financial statements to be approximately 15% of total indebtedness up until the Closing Date), the Statements of Cash Flows in the periods prior to the Closing Date gives effect to cash payments for interest of only 1% per annum and the balance is deferred and reflected as a movement in net liabilities.

     (v) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the securitization transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from GPA. The cash balances as at March 31, 1996 represent the actual cash balances held by Airplanes Group at that date.

     (vi) Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from GPA.

     At March 31, 1996 the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at that Date.

3.  RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS

     Airplanes Group's aircraft portfolio has been acquired entirely from GPA pursuant to the Transaction. The related leases were also transferred to Airplanes Group.

     Until October 29, 1993, the Airplanes Group's portfolio comprised part of GPA's aircraft portfolio which was managed by GPA. In October 1993, GPA entered into a management contract with GE Capital Aviation Services, Limited ("GECAS"). Under the management contract, GECAS provides, on an exclusive basis, and in consideration for management fees, certain management services for aircraft assets owned by GPA, including those assets reflected in the financial statements. Following the Transaction, GECAS provides certain management services directly to Airplanes Group pursuant to a new servicing agreement entered into by GECAS with certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement

                                AIRPLANES GROUP

3. RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED) has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

     As a holder of the majority of the Class E Notes, GPA has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited initially has a board of directors of five directors, including the director appointed by the holder of the Class E Notes. The controlling trustees of Airplanes Trust are the same individuals. GE Capital Corporation ("GE CAPITAL"), GECAS' indirect parent, has an option to acquire at least 90% of the ordinary shares of GPA Group at any time up to October 29, 2001. If GE Capital acquires 90% or more of the ordinary share capital of GPA Group and certain other conditions are met, the holder of a majority in aggregate principal amount of the Class E Notes, will have the right to appoint all of the directors of Airplanes Limited and the trustees of Airplanes Trust, provided that an independent committee of at least three directors/trustees is established and maintained to review the terms of certain transactions between Airplanes Limited and Airplanes Trust on the one hand, and GECAS or any of its affiliates on the other.

     Certain cash management and administrative services are being provided by GPA subsidiaries to Airplanes Group, pursuant to a cash management agreement and administrative agency agreement entered into by a GPA subsidiary with Airplanes Group.

     Although Airplanes Group's portfolio will at all times be held in two different entities, Airplanes Limited and Airplanes Trust, Airplanes Group is managed and the note covenants structured on the basis of a single economic entity owning a single aircraft portfolio.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Airplanes Group's accounting policies conform with United States generally accepted accounting principles. The following paragraphs describe the main accounting policies followed in these financial statements.

     (a) Revenue Recognition

     Revenue from aircraft on operating leases is recognized as income as it accrues over the period of the leases.

     (b) Aircraft

     Aircraft including engines are stated at cost less accumulated depreciation. Additional depreciation is charged to reduce the book value of specific assets to fair market value where a permanent diminution in value is considered to have occurred. Where fair market value is greater than book value no adjustment is made.

     Cost comprises the invoiced cost net of manufacturers' discounts. Depreciation is calculated on a straight line basis. The estimates of useful lives and residual values are reviewed periodically. The current estimates for residual values are generally 15% of cost and for useful lives are as follows:

                                                            YEARS           FROM
                                                            -----     -----------------
        Stage 2 aircraft..................................  20-25     Manufacture date
        Refurbished and upgraded aircraft -- converted to
          freighters......................................  20        Conversion date
        Turboprop aircraft................................  22.5      Manufacture date
        All other aircraft................................  25        Manufacture date

                                AIRPLANES GROUP

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Fair market value is assessed by management, and reflects the underlying economic value of aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously, or to dispose of aircraft quickly. In forming their assessment of fair market value, the management have taken into consideration independent valuations of the aircraft in the fleet.

     (c) Net Investment in Capital and Sales Type Leases

     The amounts due by lessees under capital leases, where the entire cost of the asset is recovered, are shown in the balance sheet at the net amount receivable under these leases. The related finance revenue is recognised as income over the period of the lease in proportion to the amounts outstanding.

     (d) Provision for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines and in many lease contracts the lessee makes a full or partial prepayment, calculated at an hourly rate, from which maintenance expenditures for major checks are disbursed. The undisbursed portion of these prepayments are included in the provision for maintenance.

     Provision is also made to cover the risk of lessees defaulting on obligations, which could result in Airplanes Group incurring maintenance costs which are the lessee's primary responsibility.

     (e) Allowance for doubtful debts

     Allowances are made for doubtful debts where it is considered that there is a significant risk of non recovery.

     The assessment of risk of non recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security held together with an assessment of the financial strength and condition of a lessee and the economic conditions persisting in the lessee's operating environment.

     (f) Provision for Loss Making Leases and Downtime

     A lease agreement is deemed to be "Loss Making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest cost attributable to the relevant aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. At March 31, 1996, the attributable allocated interest cost excludes the element of the interest on the Class E Notes, 9% per annum, which is payable only in the event that the principal amount on all the Notes is repaid. Provision is made for the expected losses on such leases.

     Downtime costs include depreciation, allocated interest cost and any other attributable direct costs. Where aircraft are off lease and are expected to be on the ground for a period prior to re-leasing, provision is made for downtime costs over the period to the estimated re-lease date.

     (g) Taxation

     Deferred income tax assets and liabilities recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                                AIRPLANES GROUP

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognised in the period that includes the enactment date.

     Income tax is provided based on the results for the year. Airplanes Limited's underlying taxable entities in Ireland are subject to Irish Corporate Income Tax on approved trading operations at a rate of 10% until December 31, 2005. Airplanes Trust's underlying taxable entities in the US are subject to US Federal and State taxes on their trading operations.

     (h) Concentrations of Credit Risk

     Financial instruments which potentially subject Airplanes Group to significant concentrations of credit risk consist primarily of trade accounts receivable and interest rates swaps and similar hedging instruments. Details of Airplanes Group's interest rate swaps and similar hedging instruments are set out at (i) below.

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 1996 Airplanes Group had leased aircraft to 82 lessees in 40 countries. The geographic concentrations of leasing revenues is set out in Note 16.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalised airlines are more likely to seek operating leases.

     As part of GPA's historic aircraft portfolio, the exposure of Airplanes Group's aircraft to particular countries and customers was managed partly through concentration limits provided for in GPA's principal secured debt facilities and through obtaining security from lessees by way of deposits, letters of credit and guarantees. In the period after the Closing Date Airplanes Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. In the past GPA has, in the normal course of its business, reached agreements with certain of its lessees to restructure their leases and defer certain receivable balances. Details of accounts receivable, deferred balances and provision for bad and doubtful debts are set out in Note 6.

     Mexico is a significant market for Airplanes Group's aircraft and at March 31, 1996, 29 of Airplanes Group's aircraft were being operated by four Mexican lessees. Difficult market conditions and substantial over-capacity continue to have an adverse effect on the Mexican air transport sector and restructuring negotiations with certain of Airplanes Group's Mexican lessees have recently been concluded, while negotiations with other lessees are continuing. Receivable balances with Mexican lessees in total were $17 million at March 31, 1996, of which $12 million has been deferred, and in respect of which allowances of $7 million for doubtful debts have been made.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to overcapacity and adverse market conditions. At March 31, 1996, 12 of Airplanes Group's aircraft were being operated by four Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $12 million at March 31, 1996, of which $12 million has been deferred, and in respect of which no allowances for doubtful debts have been made.

     (i) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be

                                AIRPLANES GROUP

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of financial instruments have been determined with reference to available market information and the valuation methodologies discussed below. However, considerable management judgement is required in interpreting market data to arrive at estimates of fair values.
 Accordingly, the estimates presented herein may not be indicative of the amounts that Airplanes Group could realise in a current market exchange.

          (i) The fair value of cash, trade receivables and trade payables approximates the carrying amount because of the nature and short maturity of these instruments.

          (ii) The fair value of the A, B, C and D Notes issued by Airplanes Group on the Closing Date and outstanding at March 31, 1996 was $4,055 million compared to its carrying value (before discounts) of $4,048 million. While the amount subscribed for the Class E Notes was based on the appraised value of the aircraft at October 31, 1995, the fair value of these notes at March 31, 1996 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group. The fair value of Airplanes Group's indebtedness to GPA at March 31, 1995 is assumed to equate to the carrying value.

          (iii) As and from the Closing Date, Airplanes Group will manage its interest rate exposure through the use of interest rate swaps and options to enter into interest rate swaps ("Swaptions"). On the Closing Date Airplanes Group entered into amortising interest rate swaps with an initial aggregate notional principal amount of $2.62 billion. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The objective of Airplanes Group's interest rate risk management policy is to correlate the contracted fixed and floating rental payments in its portfolio to the fixed and floating interest payments on the Notes, taking into account the expected amortisation of the Class A and Class B Notes. Due to the proximity of the Closing Date to March 31, 1996, the fair value of these swaps at March 31, 1996 was $Nil.

     Interest rate exposures, which may arise in the event that lessees paying fixed rate rentals default, will be managed in part through the purchase of Swaptions. While Airplanes Group had not purchased any Swaptions at March 31, 1996, it is intended that a portfolio of Swaptions will be purchased over a 24 month period following the Closing Date.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements or in the event of defaults by lessees. However, Airplanes Group does not anticipate non-performance by the counterparties and other parties and accounts for hedging losses resulting from lessee defaults as they are incurred.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 1996 comprise three major U.S./European financial institutions.

     (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant, as virtually all revenues and most costs are denominated in US dollars.

     (k) New Accounting Standards

     Airplanes Group will be required to adopt the provisions of SFAS 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of " for the financial year ended March 31, 1997. Management believes that the provisions of this standard, had it been adopted at March 31, 1996, would not have given rise to any adjustments to the carrying value of Airplanes Group's assets.

                                AIRPLANES GROUP

5.  CASH

                                                                              MARCH 31,
                                                            ---------------------------------------------
                                                                    1995                    1996
                                                            ---------------------   ---------------------
                                                            AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                             LIMITED      TRUST      LIMITED      TRUST
                                                            ---------   ---------   ---------   ---------
                                                                 ($MILLIONS)             ($MILLIONS)
Cash......................................................     123          12         214           6
                                                               ===          ==         ===          ==

     Airplanes Group's cash balances were assumed to be maintained throughout the period to the Closing Date at $135 million. The balance as at March 31, 1996 represents the actual cash balances held by Airplanes Group at that date. The difference between the assumed cash balances and the actual cash balances relates to $50 million in additional Class A Notes issued at closing and an increase in cash balances retained by Airplanes Group for working capital purposes. The agreements in relation to the Transaction and the issue of the Notes govern how Airplanes Group's cash balances may be utilized, including the manner and sequence of disbursement therefrom.

6.  ACCOUNTS RECEIVABLE

                                                                              MARCH 31,
                                                            ---------------------------------------------
                                                                    1995                    1996
                                                            ---------------------   ---------------------
                                                            AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                             LIMITED      TRUST      LIMITED      TRUST
                                                            ---------   ---------   ---------   ---------
                                                                 ($MILLIONS)             ($MILLIONS)
Trade receivables.........................................     124           6          40           2
Allowance for doubtful debts..............................     (66)         (5)        (12)         (1)
                                                                            --                      --
                                                               ---                     ---
                                                                58           1          28           1
                                                               ===          ==         ===          ==
Included in trade receivables are deferred amounts as
  follows:
Gross deferred lease receivables..........................      60           1          25          --
Allowance for doubtful debts..............................     (35)         (1)         (4)         --
                                                                            --                      --
                                                               ---                     ---
                                                                25          --          21          --
                                                               ===          ==         ===          ==

     Pursuant to the Transaction, GPA retained certain receivables (including deferred receivables) due from lessees and, accordingly, the actual amounts of receivables reflected on the Balance Sheets at March 31, 1996 were lower than the amounts stated in the financial statements prior to that date.

     Deferred lease receivables at March 31, 1995 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Mexico and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)).

     Receivables include amounts classified as due after one year of $31 million (Airplanes Limited $30 million and Airplanes Trust $1 million) at March 31, 1995 and $17 million (Airplanes Limited $17 million and Airplanes Trust $Nil) at March 31, 1996.

                                AIRPLANES GROUP

7.   AMOUNTS DUE FROM GPA

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                                1995                       1996
                                                      ------------------------   ------------------------
                                                      AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST       LIMITED        TRUST
                                                      ----------   -----------   ----------   -----------
                                                            ($MILLIONS)                ($MILLIONS)
Amounts due from GPA................................       --           --            12            1
                                                           ==           ==            ==           ==

     The amounts due from GPA represent cash adjustment amounts payable to Airplanes Group related to the final amount of lease receivables and related collateral and security deposits transferred pursuant to the terms of the Transaction.

8.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases of Airplanes Limited:

                                                                           MARCH 31,
                                                                         -------------
                                                                         1995     1996
                                                                         ----     ----
                                                                          ($MILLIONS)
        Total minimum lease payments receivable........................  128      112
        Estimated residual values of leased assets.....................   45       37
        Less unearned revenue..........................................  (44)     (36)
                                                                         ---      ---
        Net investment in capital and sales type leases................  129      113
                                                                         ===      ===

     Aggregate lease rental proceeds in respect of such capital and sales type leases for the years ended March 31, 1994, 1995 and 1996 amounted to $25 million, $26 million and $28 million respectively.

     Unearned revenue of $14 million, $13 million and $8 million for the years ended March 31, 1994, 1995 and 1996, respectively, was amortised and included in revenue.

     Minimum future payments to be received on such capital leases for aircraft at March 31, 1996 are as follows:

                                                                                  MINIMUM LEASE
                                                                               PAYABLES RECEIVABLE
                                                                               -------------------
                                                                               ($MILLIONS)
Years ending March 31,
  1997.......................................................................           29
  1998.......................................................................           29
  1999.......................................................................           16
  2000.......................................................................           15
  2001.......................................................................           13
  Thereafter.................................................................           10
                                                                                       ---
                                                                                       112
                                                                                       ===

                                AIRPLANES GROUP

9.  AIRCRAFT

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1995                        1996
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)                 ($MILLIONS)
AIRCRAFT
Cost................................................    4,329           510         4,332           510
Less Accumulated depreciation.......................     (681)         (106)         (861)         (129)
                                                        -----          ----         -----          ----
                                                        3,648           404         3,471           381
                                                        =====          ====         =====          ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years..............................      696             4           683            --
  From one to five years............................    2,519           324         1,950           322
  Less than one year................................      369            49           722            25
Non revenue earning aircraft:
  Available for lease...............................       47            27            31            25
  Available for lease, subject to letters of
     intent.........................................       17            --            85             9
                                                        -----          ----         -----          ----
                                                        3,648           404         3,471           381
                                                        =====          ====         =====          ====

Certain aircraft are subject to purchase options granted to existing lessees and are exercisable at various dates between 1996 and 2003.

                                                                   YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1994                    1995                    1996
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Depreciation expense.....................     157          23         180          24         180          23
                                              ===          ==         ===          ==         ===          ==

10.  AIRCRAFT DEPOSITS AND PRE-DELIVERY PAYMENTS

                                                                                  AIRPLANES
                                                                                   LIMITED
                                                                                -------------
                                                                                  MARCH 31,
                                                                                -------------
                                                                                1995     1996
                                                                                ----     ----
                                                                                 ($MILLIONS)
Balance at April, 1...........................................................    30       --
Paid during year..............................................................    10       --
Applied to aircraft purchased.................................................   (40)      --
                                                                                 ---      ---
Balance at March, 31..........................................................    --       --
                                                                                 ===      ===

                                AIRPLANES GROUP

11.  ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1995                        1996
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)           ($MILLIONS)
Accrued expenses and other liabilities include:
Unearned revenue....................................      25             2            15             2
Provisions for loss making leases and downtime......      81            10            63            13
Interest accrued....................................      24             3             3            --
Other accruals......................................      36             1            26            --
Trade payables......................................       1            --             1            --
Deposits received...................................      78             2            55             2
                                                                        --                          --
                                                         ---                         ---
                                                         245            18           163            17
                                                         ===            ==           ===            ==
Of which:
Payable within one year.............................      69             5            66            10
Payable after one year..............................     176            13            97             7
                                                                        --                          --
                                                         ---                         ---
                                                         245            18           163            17
                                                         ===            ==           ===            ==

12.  AMOUNTS DUE TO GPA

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1995                        1996
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)           ($MILLIONS)
Amounts due.........................................      --            --            12            --
                                                         ===            ==           ===            ==

     The amounts due to GPA include cash balances retained by Airplanes Group on the Closing Date in excess of those ultimately required in accordance with the terms of the Transaction pending completion of the transfer to Airplanes Group of certain letters of credit securing lessee obligations.

                                AIRPLANES GROUP

13.  INDEBTEDNESS

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1995                        1996
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)                 ($MILLIONS)
Indebtedness in respect of notes issued:
Subclass A-1........................................       --           --            773           77
Subclass A-2........................................       --           --            683           67
Subclass A-3........................................       --           --            455           45
Subclass A-4........................................       --           --            182           18
Subclass A-5........................................       --           --            548           50
Class B.............................................       --           --            341           34
Class C.............................................       --           --            341           34
Class D.............................................       --           --            364           36
Class E.............................................       --           --            538           53
                                                        -----          ---          -----          ---
                                                           --           --          4,225          414
Discounts arising on issue of notes.................       --           --             (4)          (1)
                                                        -----          ---          -----          ---
                                                           --           --          4,221          413
Indebtedness to GPA.................................    4,192          410             --           --
                                                        -----          ---          -----          ---
                                                        4,192          410          4,221          413
                                                        =====          ===          =====          ===

     As explained in Note 2, Basis of Preparation, in the period up to the Closing Date, it was assumed that Airplanes Group was financed with indebtedness to GPA at a level equivalent to the aggregate amount of all classes of notes originally expected to be issued by Airplanes Group pursuant to the Transaction. It has also been assumed that the indebtedness to GPA at the Closing Date was refinanced from the proceeds of the notes actually issued by Airplanes Group on the Closing Date.

  (a) Debt maturity

     The dates on which the principal repayments on the notes will actually occur will depend on the cash generated by Airplanes Group.

     The repayment terms of the Class A, Class B, Class C and Class D Notes (Notes) are such that certain principal amounts are expected to be repaid based on certain assumptions, or refinanced through the issue of new Notes, by certain specified dates (the "EXPECTED FINAL PAYMENT DATE") but are in any event ultimately due for repayment on specified final maturity dates (the "FINAL MATURITY DATE").

                                AIRPLANES GROUP

13.  INDEBTEDNESS -- (CONTINUED)

     CLASS/SUBCLASS OF NOTES         PRINCIPAL AMOUNT     EXPECTED FINAL PAYMENT DATE     FINAL MATURITY DATE
- ---------------------------------    ----------------     ---------------------------     -------------------
                                       ($ MILLIONS)
Subclass A-1                                 850              March 15, 1998               March 15, 2006
Subclass A-2                                 750              March 15, 1999               March 15, 2009
Subclass A-3                                 500              March 15, 2001               March 15, 2015
Subclass A-4                                 200              March 15, 2003               March 15, 2019
Subclass A-5                                 598              April 15, 1999               March 15, 2019
Class B                                      375              March 15, 2009               March 15, 2019
Class C                                      375              March 15, 2011               March 15, 2019
Class D                                      400              March 15, 2012               March 15, 2019
Class E                                      591              See (b) below                See (b) below
                                          ------
                                           4,639
                                          ======

     In the event that the sub-class A-1, A-2, A-3 and A-4 are not repaid or refinanced by the Expected Final Payment Date, additional interest costs will arise.

     (b) Debt details

     The components of Airplanes Group debt are analysed below;

                                                                                  MARCH 31,
                                                                                    1996
                                                                           -----------------------
                                                                           AIRPLANES     AIRPLANES
                                                                            LIMITED        TRUST
                                                                           ---------     ---------
                                                                                 ($MILLIONS)
Subclass A-1 (LIBOR + .25%)............................................        773            77
Subclass A-2 (LIBOR + .32%)............................................        683            67
Subclass A-3 (LIBOR + .47%)............................................        455            45
Subclass A-4 (LIBOR + .62%)............................................        182            18
Subclass A-5 (LIBOR + .35%)............................................        548            50
Class B (LIBOR + 1.10%)................................................        341            34
Class C (8.15%)........................................................        341            34
Class D (10.875%)......................................................        364            36
Class E (see below)....................................................        538            53
                                                                           -------       -------
                                                                             4,225           414
                                                                           =======       =======

     LIBOR on the Class A and Class B Notes equates to the London interbank offered rate for one month US dollar deposits.

     Interest on the Class C and Class D fixed rate Notes will be calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The Class E Notes will accrue interest for each Interest Accrual Period at a rate of 20% per annum. The stated interest rate on the Class E Notes shall be adjusted by reference to the U.S. Consumer Price Index. Except for the Class E Note Minimum Interest Amount plus the Class E Note Supplemental Interest Amount, each of which, to the extent payable, will be paid interest at a rate of 1% and 10% multiplied by the outstanding principal balance of the Class E Note, respectively, no interest or principal will be payable on the

                                AIRPLANES GROUP

13.  INDEBTEDNESS -- (CONTINUED)
Class E Notes until all of the interest, principal and premium, if any, on the Class A-D Notes have been repaid in full.

In general, the priority of the principal payments on the Notes is as set out below;

1. Specified minimum principal amounts on the Class A and the Class B Notes in that order.

2. Additional amounts on the Class A Notes in the event that the value of the fleet falls below specified target amounts.

3. Scheduled principal repayments on the Class C and Class D Notes in that order.

4. Specified additional amounts on the Class B Notes and the Class A Notes in that order.

5. Thereafter, cash available to repay the principal on the Notes is applied on each payment date to redeem the outstanding principal on the Class D Notes, the Class C Notes, the Class B Notes and the Class A Notes in that order.

The Class E Notes rank for repayment of principal only after the principal and interest on all of the Notes and the interest on the E Notes have been paid.

14.  PROVISION FOR MAINTENANCE

                                                                              MARCH 31,
                                                            ---------------------------------------------
                                                                    1995                    1996
                                                            ---------------------   ---------------------
                                                            AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                             LIMITED      TRUST      LIMITED      TRUST
                                                            ---------   ---------   ---------   ---------
                                                                 ($MILLIONS)             ($MILLIONS)
Balance at April, 1.......................................     193          24         242          26
Receivable during year....................................      74          14          78          14
Expenditure/Transfers.....................................     (25)        (12)        (44)         (5)
                                                                            --
                                                               ---                     ---        ----
Balance at March, 31......................................     242          26         276          35
                                                               ===          ==         ===        ====

15.  SHARE CAPITAL

                                                                                   AIRPLANES
                                                                                    LIMITED
                                                                             ---------------------
                                                                                   MARCH 31,
                                                                             ---------------------
                                                                               1995        1996
                                                                             ---------($)---------
Ordinary shares, U.S.$1 par value per share
Authorised 10,000..........................................................        --      10,000
                                                                               ======      ======
Issued 30..................................................................        --          30
                                                                               ======      ======

                                AIRPLANES GROUP

16.  REVENUES

                                                                   YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1994                    1995                    1996
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
The distribution of revenues by
  geographic area is as follows:
Europe...................................     106           1         136           1         195           2
North America............................      34          38          58          59          58          56
South America............................     195           6         216           1         185           1
Asia/rest of world.......................     146          --         137          --         118           1
                                                           --                      --                      --
                                              ---                     ---                     ---
                                              481          45         547          61         556          60
                                              ===          ==         ===          ==         ===          ==
Of which, maintenance revenue
  represents.............................      63           8          74          14          78          14
                                              ===          ==         ===          ==         ===          ==

     At March 31, 1996, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                            1996
                                                                  ------------------------
                                                                  AIRPLANES     AIRPLANES
                                                                   LIMITED        TRUST
                                                                  ----------   -----------
                                                                        ($MILLIONS)
          Year ending March 31,
                    1997........................................       409          46
                    1998........................................       312          41
                    1999........................................       230          24
                    2000........................................       149           8
                    2001........................................        98           1
                    Thereafter..................................       103          --
                                                                     -----         ---
                                                                     1,301         120
                                                                     =====         ===

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in fiscal 1994, 1995 or 1996. For Airplanes Trust: (a) four lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1994, and individually these lessees accounted for 28%, 24%, 13% and 12% of leasing revenue, respectively, (b) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1995, and individually these lessees accounted for 38% and 27% of leasing revenue, respectively, and (c) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1996, and individually these lessees accounted for 32% and 31% of leasing revenue respectively.

                                AIRPLANES GROUP

17.  NET INTEREST EXPENSE

                                                               YEARS ENDED MARCH 31,
                                   ------------------------------------------------------------------------------
                                             1994                       1995                       1996
                                   ------------------------   ------------------------   ------------------------
                                   AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES
                                    LIMITED        TRUST       LIMITED        TRUST       LIMITED        TRUST
                                   ----------   -----------   ----------   -----------   ----------   -----------
                                         ($MILLIONS)                ($MILLIONS)                ($MILLIONS)
Interest on GPA indebtedness.....      232           26           325           32           339           34
Interest on notes issued.........       --           --            --           --             3           --
Interest income..................       (5)          (1)           (8)          (1)           (7)          (1)
                                                     --                         --                         --
                                       ---                        ---                        ---
                                       227           25           317           31           335           33
                                       ===           ==           ===           ==           ===           ==
Cash paid in respect of
  interest.......................      199           23           276           27           294           29
                                       ===           ==           ===           ==           ===           ==

     As set out in Note 2, Basis of Preparation, interest charges included in the Statement of Operations relating to indebtedness to GPA are based on GPA's average cost of debt of 6.27%, 7.83% and 8.25% for the years ended March 31, 1994, 1995 and the period to March 28, 1996, respectively. In the period since the Closing Date the interest charged on the Notes issued was $3 million (Airplanes Limited $3 million and Airplanes Trust $Nil). The Statement of Cash Flows gives effect to cash payments for interest only of 1% per annum on that portion of the indebtedness to GPA assumed to be refinanced by the E Notes (assumed in these financial statements to be approximately 15% of total indebtedness prior to the Closing Date) and the balance is deferred and reflected as a movement in net liabilities.

18.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                               YEARS ENDED MARCH 31,
                                   ------------------------------------------------------------------------------
                                             1994                       1995                       1996
                                   ------------------------   ------------------------   ------------------------
                                   AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES
                                    LIMITED        TRUST       LIMITED        TRUST       LIMITED        TRUST
                                   ----------   -----------   ----------   -----------   ----------   -----------
                                         ($MILLIONS)                ($MILLIONS)                ($MILLIONS)
GECAS Management fees............       8            1            21            2            20            2
Other selling general and
  administrative expenses........      16            1            10            1            12            1
                                       --            -            --            -
                                       24            2            31            3            32            3
                                       ==            =            ==            =

19.  PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily U.S. entities).

  Airplanes Limited

     Income tax benefit of Airplanes Limited consists of the following:

                                                                  YEARS ENDED MARCH 31,
                                                                  ----------------------
                                                                  1994     1995     1996
                                                                  ----     ----     ----
                                                                       ($MILLIONS)
        Current income tax......................................   --       --       --
        Deferred income tax.....................................    5       11        5
                                                                   --       --       --
                                                                    5       11        5
                                                                   ==       ==       ==

                                AIRPLANES GROUP

19.  PROVISION FOR INCOME TAXES -- (CONTINUED)
     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005.

     There are no significant reconciling differences between the actual income tax benefit of Airplanes Limited for 1994, 1995 and 1996 and the expected tax benefit based on a tax rate of 10%.

     Airplanes Limited has net operating loss carryforwards of approximately $403 million as of March 31, 1996, which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                                                   MARCH 31,
                                                                                 -------------
                                                                                 1995     1996
                                                                                 ----     ----
                                                                                  ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards.............................................   22       40
Deferred tax liability relating to:
  Aircraft.....................................................................   82      107
                                                                                  --       --
Net deferred tax liability.....................................................   60       67
                                                                                  ==       ==

  Airplanes Trust

     Income tax benefit of Airplanes Trust consists of the following:

                                                                      YEARS ENDED MARCH 31,
                                                                      ----------------------
                                                                      1994     1995     1996
                                                                      ----     ----     ----
                                                                           ($MILLIONS)
    Current income tax:
      Federal.......................................................   --       --       --
      State.........................................................   --       --       --
                                                                      ---      ---      ---
    Total current...................................................   --       --       --
                                                                      ---      ---      ---
    Deferred income tax:
      Federal.......................................................    6        4        6
      State.........................................................    2        1        2
                                                                      ---      ---      ---
    Total deferred..................................................    8        5        8
                                                                      ---      ---      ---
                                                                        8        5        8
                                                                      ===      ===      ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 1994, 1995, and 1996 and the expected tax benefit based on the U.S. Federal statutory tax rate of 35% in 1994, 1995, and 1996 is shown below:

                                                                      YEARS ENDED MARCH 31,
                                                                      ----------------------
                                                                      1994     1995     1996
                                                                      ----     ----     ----
                                                                           ($MILLIONS)
    Tax benefit at statutory rate...................................    7        4        7
    State taxes, net of federal tax.................................    1        1        1
                                                                      ---      ---      ---
                                                                        8        5        8
                                                                      ===      ===      ===

                                AIRPLANES GROUP

19.  PROVISION FOR INCOME TAXES -- (CONTINUED)
     Airplanes Trust has Federal and State tax net operating loss carryforwards of approximately $55 million as of March 31, 1996, which expire beginning in 2007.

     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                                             YEARS ENDED
                                                                              MARCH 31,
                                                                            -------------
                                                                            1995     1996
                                                                            ----     ----
                                                                             ($MILLIONS)
    Deferred tax assets relating to:
      Net operating loss carryforwards..................................      10       22
      Other.............................................................       2       10
      Valuation allowance...............................................      --      (17)
                                                                            ----     ----
                                                                              12       15
                                                                            ----     ----
    Deferred tax liabilities relating to:
      Aircraft..........................................................      47       63
                                                                            ----     ----
    Net deferred tax liability..........................................      35       48
                                                                            ====     ====

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under U.S. "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 1994, 1995 and 1996 the maximum potential exposure under these provisions is $13 million, $11 million and $9 million respectively. The Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and GPA, Airplanes Trust is liable to GPA for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from GPA are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by GPA for any tax benefits provided subsequent to the completion of the Transaction, to GPA from Airplanes Trust's tax losses. GPA has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction.

20.  COMMITMENTS

  Capital Commitments

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 1996.

21.  CONTINGENT LIABILITIES

  Guarantee

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Limited and Airplanes Trust, respectively, pursuant to the securitization transaction, details of which are set out in Note 1.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST:

     Under date of June 27, 1996, we reported on the balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1996 and 1995, and the related statements of operations, changes in shareholders' deficit/net liabilities and cash flows for each of the years in the three year period ended March 31, 1996, which are included in this Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in this Report on Form 10-K. This financial statement schedule is the responsibility of the companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG
                                                           Chartered Accountants

Dublin, Ireland
June 27, 1996

                                AIRPLANES GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                              ACCOUNTS RECEIVABLE

                                  SCHEDULE II

                                             BALANCE AT    CHARGED/(RELEASED)     DEDUCTION
                                             BEGINNING        TO COSTS AND       (WRITE-OFFS/    BALANCE AT
            AIRPLANES LIMITED                 OF YEAR           EXPENSES          TRANSFERS)     END OF YEAR
- ------------------------------------------   ----------    ------------------    ------------    -----------
                                                                      ($MILLIONS)
Year ended March 31,
  1994....................................       25                 17                 (3)            39
  1995....................................       39                 34                 (7)            66
                                                 --                ---                ---             --
  1996....................................       66                (27)               (27)            12

                                             BALANCE AT    CHARGED/(RELEASED)     DEDUCTION
                                             BEGINNING        TO COSTS AND       (WRITE-OFFS/    BALANCE AT
             AIRPLANES TRUST                  OF YEAR           EXPENSES          TRANSFERS)     END OF YEAR
- ------------------------------------------   ----------    ------------------    ------------    -----------
                                                                      ($MILLIONS)
Year ended March 31,
  1994....................................        3                  3                 (1)             5
  1995....................................        5                 (1)                 1              5
                                                 --                ---                ---             --
  1996....................................        5                 (1)                (3)             1

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
- -------
 3.1      Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and
          Certificate of Incorporation on change of name to Airplanes Limited dated November
          29, 1995*
 3.2      Memorandum and Articles of Association of Airplanes Limited**
 3.3      Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as
          Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling
          Trustees referred to therein**
 4.1      Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company, as Trustee**
 4.2      Trust Supplement No. 1 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.3      Trust Supplement No. 2 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.4      Trust Supplement No. 3 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.5      Trust Supplement No. 4 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.6      Trust Supplement No. 5 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.7      Trust Supplement No. 6 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.8      Trust Supplement No. 7 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.9      Trust Supplement No. 8 dated as of March 28, 1996 to the Pass Through Trust
          Agreement**
 4.10     Form of Subclass A-1 Pass Through Certificate**
 4.11     Form of Subclass A-2 Pass Through Certificate**
 4.12     Form of Subclass A-3 Pass Through Certificate**
 4.13     Form of Subclass A-4 Pass Through Certificate**
 4.14     Form of Subclass A-5 Pass Through Certificate**
 4.15     Form of Class B Pass Through Certificate**
 4.16     Form of Class C Pass Through Certificate**
 4.17     Form of Class D Pass Through Certificate**
 4.18     Airplanes Limited Indenture dated as of March 28, 1996 among Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company, as Trustee**
 4.19     Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S. Trust,
          Airplanes Limited and Bankers Trust Company, as Trustee**
 4.20     Form of Floating Rate Subclass A-1 Note**
 4.21     Form of Floating Rate Subclass A-2 Note**
 4.22     Form of Floating Rate Subclass A-3 Note**
 4.23     Form of Floating Rate Subclass A-4 Note**

- ---------------

 * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99970), previously filed with the Securities and Exchange Commission.

** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1995, previous filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER
- -------
 4.24     Form of Floating Rate Subclass A-5 Note**
 4.25     Form of Floating Rate Class B Note**
 4.26     Form of 8.15% Class C Note**
 4.27     Form of 10.875% Class D Note**
 4.28     Form of 20.00% (inflation adjusted) Class E Note**
10.1      Stock Purchase Agreement dated as of March 28, 1996 among GPA, Inc., GPA Group plc and Airplanes U.S. Trust**
10.2      Stock Purchase Agreement dated as of March 28, 1996 among GPA Group plc, Skyscape
          Limited and Airplanes Limited**
10.3      Administrative Agency Agreement dated as of March 28, 1996 among GPA Financial
          Services (Ireland) Limited, GPA Group plc, Airplanes Limited, GPA II Limited,
          Airplanes U.S. Trust and AeroUSA, Inc.**
10.4      Servicing Agreement dated as of March 28, 1996 among GE Capital Aviation Services,
          Limited, Airplanes Limited, AeroUSA, Inc., GPA II Limited, Airplanes U.S. Trust and
          GPA Cash Manager Limited**
10.5      Reference Agency Agreement dated as of March 28, 1996 among Airplanes Limited,
          Airplanes U.S. Trust, Bankers Trust Company, as Airplanes Limited Indenture Trustee
          and Airplanes U.S. Trust Indenture Trustee, Bankers Trust Company, as Reference Agent
          and GPA Cash Manager Limited, as Cash Manager**
10.6      Secretarial Services Agreement dated as of March 28, 1996 between Airplanes Limited and Mourant & Co. Secretaries Limited, as Company Secretary**
10.7      Cash Management Agreement dated as of March 28, 1996 between GPA Cash Manager
          Limited, as Cash Manager, GPA Group plc, Airplanes Limited, Airplanes U.S. Trust and
          Bankers Trust Company, as Trustee under each of the Airplanes Limited Indenture, the
          Airplanes U.S. Trust Indenture and the Security Trust Agreement**
10.8      Form of Swap Agreement**
10.9      Security Trust Agreement dated as of March 28, 1996 among Airplanes Limited,
          Airplanes U.S. Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries
          listed therein, GPA Financial Services (Ireland) Limited, GPA Cash Manager Limited,
          GPA Group plc, GE Capital Aviation Services, Limited, Bankers Trust Company, as
          Airplanes U.S. Trust Indenture Trustee and Airplanes Limited Indenture Trustee,
          Bankers Trust Company, as Reference Agent, and Bankers Trust Company, as Security
          Trustee**
21        Subsidiaries of the Registrants
23.1      Consent of KPMG
23.2      Consent of Aircraft Information Services, Inc.
23.3      Consent of BK Associates, Inc.
23.4      Consent of Airclaims Limited
27        Financial Data Schedule
99.1      Appraisal of Aircraft Information Services, Inc. relating to the Aircraft*
99.2      Appraisal of BK Associates, Inc. relating to the Aircraft*
99.3      Appraisal of Airclaims Limited relating to the Aircraft*