Form 10-Q
period 1996-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1996-08-13
CIK 1004539, 1004540

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             -----------------


                                 FORM 10-Q

   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996

                                      OR

   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to __________

                      Commission file number 33-99970-01


                             -----------------


     Airplanes Limited                              Airplanes U.S. Trust
           Exact Name of Registrants as specified in memorandum of association or trust agreement

   Jersey, Channel Islands                                Delaware
        (State or other jurisdiction of incorporation or organization)

          7359                                           13-3521640
       SIC Code                                      (I.R.S. Employer
                                                      Identification No.)

     Airplanes Limited                               Airplanes U.S. Trust
     22 Grenville Street                         1100 North Market Street,
         St. Helier                                  Rodney Square North
      Jersey, JE4 8PX                                Wilmington, Delaware
      Channel Islands                                     19890-0001
   (011 44 1534 609 000)                                (302-651-1000)
          (Addresses and telephone numbers, including area codes, of Registrants' principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    [X]                     No    [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
   Issuer                          Class                    June 30, 1996
   ------                          -----                   ---------------

Airplanes Limited        Common Stock, $1.00 par value             30





                  Airplanes Limited and Airplanes U.S. Trust

           Form  10-Q for the Three Month Period Ended June 30, 1996

                                     Index


Part I. FINANCIAL INFORMATION                                         Page No.
                                                                      -------
Item 1. Financial Statements (Unaudited)

bullet Unaudited Condensed Balance Sheets - June 30, 1996
        and March 31, 1996
bullet Unaudited Condensed Statements of Operations -
        Three Months Ended June 30, 1996 and June 30, 1995 bullet Unaudited Condensed Statements of Changes in
        Shareholders' Deficit / Net Liabilities
        - Three Months Ended June 30, 1996 and June 30, 1995 bullet Unaudited Condensed Statements of Cash Flows - Three Months
        Ended June 30, 1996 and June 30, 1995
bullet Notes to the Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8 - K

Signatures

Index to Exhibits


Part I.        FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                                                           AIRPLANES GROUP
                                                 UNAUDITED CONDENSED BALANCE SHEETS

                                             March 31, 1996                            June 30, 1996
                               ----------------------------------     ----------------------------------
                                Airplanes   Airplanes                 Airplanes    Airplanes
                                 Limited      Trust      Combined      Limited       Trust      Combined
                               ----------   ----------   --------     ---------    ---------    --------
                                           ($millions)                            ($millions)

ASSETS

Cash                                214          6           220           233           6          239
Accounts receivable
  Trade receivables                  40          2            42            38           2           40
  Allowance for doubtful
    debts                           (12)        (1)          (13)          (12)         (1)         (13)
Amounts due from GPA                 12          1            13            16           -           16
Net investment in capital
  and sales type leases             113          -           113           108           -          108
Aircraft, net                     3,471        381         3,852         3,375         427        3,802
Other assets                          8          1             9             9           1           10
                               ---------    ---------    --------     ---------    ---------    --------
Total assets                      3,846        390         4,236         3,767         435        4,202
                               =========    =========    ========     =========    =========    ========

LIABILITIES

Accrued expenses and
  other liabilities                 163         17           180           196          24          220
Amounts due (from)/to
 Airplanes Limited/Airplanes
 Trust                                -         -             -            (44)          44          -
Amounts due to GPA                   12         -             12            12           -           12
Indebtedness                      4,221        413         4,634         4,170          409       4,579
Provision for
 maintenance                        276         35           311           284           39         323
Deferred income taxes                67         48           115            68           47         115
                               ---------    ---------    --------     ---------    ---------    --------
Total liabilities                 4,739        513         5,252         4,686          563       5,249
                               ---------    ---------    --------     ---------    ---------    --------
Net liabilities                    (893)      (123)       (1,016)         (919)        (128)     (1,047)
                               ---------    ---------    --------     ---------    ---------    --------
                                   3,846       390         4,236         3,767          435       4,202
                               =========    =========    ========     =========    =========    ========

                The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                             AIRPLANES GROUP
                                                              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended June 30,
                                                 -------------------------------------------------------------------------
                                                                1995                                 1996
                                                 ----------------------------------    -----------------------------------
                                                  Airplanes   Airplanes                 Airplanes    Airplanes
                                                   Limited      Trust      Combined      Limited       Trust      Combined
                                                 ----------   ----------   --------     ---------    ---------    --------
                                                             ($millions)                            ($millions)

Revenues
Aircraft leasing                                      140         16           156           131          20          151

Expenses
Depreciation and amortization                         (46)        (6)          (52)          (45)         (6)         (51)
Net interest expense                                  (83)        (8)          (91)          (85)         (9)         (94)
Provision for maintenance                             (16)        (4)          (20)          (15)         (7)         (22)
Bad and doubtful debts                                  7          -             7             -           -            -
Provision for loss making leases and
  downtime, net                                        (9)        (3)          (12)            -           -            -
Other lease costs                                      (6)         -            (6)           (3)         (3)          (6)
Selling, general and administrative expenses           (8)        (1)           (9)           (8)         (1)          (9)
                                                 ----------   ----------   --------     ---------    ---------    --------
Operating loss before income taxes                    (21)        (6)          (27)          (25)         (6)         (31)
Income tax benefit/(charge)                             2         (1)            1            (1)          1            -
                                                 ----------   ----------   --------     ---------    ---------    --------
Net loss                                              (19)        (7)          (26)          (26)         (5)         (31)
                                                 ==========   ==========   ========     =========    =========    ========



                The accompanying notes are an integral part of the unaudited condensed financial statements



                                AIRPLANES GROUP

   UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                          Three Months Ended June 30,
                                                                                                                Combined
                                                                                                Airplanes     -------------
                                                         Airplanes Limited                        Trust       Shareholders'
                                              ------------------------------------------       ----------     -------------
                                                 Share          Net        Shareholders'           Net         Deficit/Net
                                                Capital     Liabilities       Deficit          Liabilities     Liabilities
                                              -----------   -----------    -------------       ----------     -------------
                                              ($millions)   ($millions)     ($millions)        ($millions)     ($millions)
Balance at March 31, 1995                               -       772              772               70              842

Net loss for the period                                 -        19               19                7               26
Distributions to GPA, net                               -        53               53                9               62
Deferred interest on indebtedness to GPA                -       (11)             (11)              (1)             (12)
                                              -----------   -----------    -------------       ----------      -----------
Balance at June 30, 1995                                -       833              833               85              918
                                              ===========   ===========    =============       ===========     ===========

Balance at March 31, 1996                               -       893              893              123            1,016

Net loss for the period                                 -        26               26                5               31
                                              -----------   -----------    -------------       ----------      -----------
Balance at June 30, 1996                                -       919              919               128           1,047
                                              ===========   ===========    =============       ===========     ===========


                The accompanying notes are an integral part of the unaudited condensed financial statements



                                                                             AIRPLANES GROUP
                                                              UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                       Three Months Ended June 30,
                                                 -------------------------------------------------------------------------
                                                                1995                                 1996
                                                 ----------------------------------    -----------------------------------
                                                  Airplanes   Airplanes                 Airplanes    Airplanes
                                                   Limited      Trust      Combined      Limited       Trust      Combined
                                                 ----------   ----------   --------     ---------    ---------    --------
                                                             ($millions)                            ($millions)

Cash flows from operating activities
Net loss                                              (19)        (7)          (26)          (26)         (5)         (31)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                          46          6            52            45           6           51
Aircraft maintenance, net                               1          3             4            10           6           16
Deferred income taxes                                  (2)         1            (1)            1          (1)           -
Provision for loss making leases and downtime           9          3            12             -           -            -
Accrued and deferred interest expense                  11          1            12            31           5           36
Changes in operating assets and liabilities:
Accounts receivable, net                                3          -             3            (1)         (2)          (3)
Intercompany account movements                          -          -             -             8          (8)           -
Amounts due to GPA                                      -          -             -            (4)          1           (3)
Other accruals and liabilities                         (2)         -            (2)            1           2            3
                                                 ----------   ----------   --------     ---------    ---------    --------
Net cash provided by operating activities              47          7            54            65           4           69
                                                 ==========   ==========   ========     =========    ==========   ========


Cash flows from investing activities
Purchase of aircraft                                    -          -             -            52         (52)           -
Intercompany account movements                          -          -             -           (52)         52            -
Capital and sales type leases                           4          -             4             5           -            5
                                                 ----------   ----------   --------     ---------    ---------    --------

Net cash (used in)/provided by investing
activities                                              4          -             4             5           -            5
                                                 ==========   ==========   ========     =========    ==========   ========
Cash flows from financing activities
Repayment of indebtedness                               -          -             -           (51)         (4)         (55)
Distributions to GPA Group plc                        (51)        (7)          (58)            -           -            -
                                                 ----------   ----------   --------     ---------    ---------    --------
Net cash used in financing activities                 (51)        (7)          (58)          (51)         (4)         (55)
                                                 ==========   ==========   ========     =========    ==========   ========
Net increase in cash                                    -          -             -            19           -           19

Cash at beginning of period                           123         12           135           214           6          220
                                                 ----------   ----------   --------     ---------    ---------    --------
Cash at end of period                                 123         12           135           233           6          239
                                                 ==========   ==========   ========     =========    ==========   ========
Cash paid in respect of:
Interest                                               74          7            81            56           4           60
                                                 ==========   ==========   ========     =========    ==========   ========



                The accompanying notes are an integral part of the unaudited condensed financial statements



                              Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1. Securitization Transaction

On March 28, 1996 (the "Closing Date") GPA Group plc and its subsidiary undertakings ("GPA") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt, most of which was due to mature in September 1997. The re-financing was effected through a major aircraft securitization transaction (the "Transaction").

Under the terms of the Transaction, a combination ("Airplanes Group") comprising Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited") and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust") together acquired directly or indirectly from GPA a portfolio of 229 commercial aircraft (collectively the "Aircraft") and related leases (the "Leases"). The Transaction was effected by transferring existing subsidiaries of GPA that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of Notes in each class being issued by Airplanes Limited and 10% approximately by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled under the terms of the Transaction. Indebtedness at March 31, 1996 represents the aggregate of the Class A - E Notes in issue (net of approximately $5 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to below). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.


2. Basis of Preparation

The accompanying unaudited condensed financial statements of Airplanes Limited, Airplanes Trust and the combined unaudited condensed balance sheets, statements of operations and statements of changes in shareholders' deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis and on the bases and using the assumptions set out below and in conformity with United States generally accepted accounting principles.

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 1996 and for the three month periods ending June 30, 1996 and June 30, 1995. Such adjustments are of a normal, recurring nature. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Bases and Assumptions

  (i) The financial statements are presented on historical cost basis as if Airplanes Limited and Airplanes Trust had been organized as single economic entities for all periods presented.

  Accordingly, the financial statements reflect, on the bases and assumptions set out herein, the results of operations, assets and liabilities relating to the 229 Aircraft transferred to Airplanes Limited and Airplanes Trust, from the date of original acquisition of controlling interest by GPA of each Aircraft.

  (ii) For the purposes of these financial statements for periods prior to March 28, 1996, an allocation of certain costs such as selling, general and administrative expenses of GPA to Airplanes Limited and Airplanes Trust has been made. The most significant element of these costs relate to aircraft servicing fees, substantially all of which are asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. The balance of such costs has been allocated in proportion to rental revenues. Management believes that the bases for these allocations are reasonable for these periods.

  (iii)The financial statements for the year ended March 31, 1995 and in respect of the period up to the Closing Date have been prepared assuming Airplanes Group had been financed with indebtedness to GPA in an amount equivalent to the aggregate amount of all classes of notes (A, B, C, D and E) originally expected to be issued by Airplanes Group pursuant to the Transaction of $4,602 million. It has also been assumed that such indebtedness built up as and when Airplanes Group acquired Aircraft, at an amount equal to the appraised value (based on the value of each Aircraft given a stable market with a reasonable balance of supply and demand and a reasonable period of time available for marketing) of the Aircraft at October 31, 1995. In addition, it has been assumed that no repayment of debt was made during the period up to the Closing Date.

  At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled under the terms of the Transaction (giving effect to certain purchase price adjustment provisions of the agreements pursuant to which subsidiaries of GPA were sold to Airplanes Group). These financial statements include indebtedness in respect of the Class E Notes of $591 million at March 31, 1996 (approximately 13% of the total indebtedness of Airplanes Group on a combined basis). It has been assumed that the indebtedness to GPA (explained above) of $4,602 million was repaid from the proceeds of the Notes with the Class E Notes.

  (iv) The interest charged on Airplanes Group's indebtedness to GPA in the periods prior to the Closing Date is based on GPA's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995 and 1996, respectively. In the period from the Closing Date to June 30, 1996 interest expense is based on the actual terms of the Notes and the Class E Notes issued.

  For the period prior to March 28, 1996, in respect of the portion of the indebtedness to GPA which is represented by the Class E Notes (assumed in these financial statements to be approximately 15% of total indebtedness up until the Closing Date), the statements of cash flows in the periods prior to the Closing Date give effect to cash payments for interest of only 1% per annum and the balance is deferred and reflected as a movement in net liabilities.


   (v) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the Transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from GPA. The cash balances as at March 31, 1996 and June 30, 1996 represent the actual cash balances held by Airplanes Group at those dates.

  (vi) Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from GPA.

The accompanying financial statements of Airplanes Limited and Airplanes Trust are presented in accordance with the requirements of the Report on Form 10-Q and consequently do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 1996, previously filed with the Securities and Exchange Commission.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate sub-classes. Each class and subclass of the Certificates represents fractional undivided beneficial interests in two corresponding classes or subclasses of notes (collectively, the "Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust" and, together with Airplanes Limited and their respective subsidiaries, "Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "Guarantees") the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the "Underwritten Offering") in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates "GPA"). Of the $604 million of Class E Notes issued, approximately $13 million were subsequently canceled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to approximately 82 aircraft operators in approximately 40 different countries as at March 31, 1996.

Airplanes Limited is a special purpose limited liability company formed on November 3, 1995 under the laws of Jersey Channel Islands. Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited, in which it holds 95% of the ordinary share capital. At June 30, 1996, Airplanes Holdings Limited directly and indirectly owned 204 of the Aircraft.

Airplanes Trust is a business trust formed pursuant to the Airplanes Trust Agreement dated November 29, 1995 under the laws of Delaware. Airplanes Trust has one direct subsidiary, AeroUSA, Inc. AeroUSA, Inc. is a Connecticut corporation and is wholly-owned by Airplanes Trust. AeroUSA, Inc. itself has one direct, wholly-owned subsidiary, AeroUSA 3, Inc., also a Connecticut corporation. At June 30, 1996, AeroUSA, Inc. directly and indirectly owned 25 of the Aircraft.


The following discussion and analysis of Airplanes Group's financial condition and results of operations is presented as though the Aircraft have been operated and financed separately from GPA within the Airplanes Group in all periods under review or from their date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group only acquired the Aircraft on March 28, 1996 and, therefore, did not conduct any business operations prior to March 28, 1996. Accordingly, adjustments and allocations have been made with respect to, inter alia, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts for periods prior to March 28, 1996. While Airplanes Group believes that the following discussion and analysis is an appropriate presentation of the results of Airplanes Group for periods prior to March 28, 1996, it is not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during these periods.

The discussion and analysis which follows is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the Notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust believe that a combined discussion is the most appropriate basis of presentation because, inter alia, Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet. Furthermore, each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective Notes. The Guarantees have been structured to ensure that no payments are made on a junior class of Notes of Airplanes Limited or Airplanes Trust, as the case may be, before any amounts due and payable on a more senior class of Notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the Guarantees.

General

Substantially all of Airplanes Group's business is expected to consist of aircraft operating lease activities. Airplanes Group may also engage in aircraft sales subject to certain limitations and guidelines. Airplanes Group's revenues and operating cash flows are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of aircraft owned by Airplanes Group and (iii) Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

Results of Operations - Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995.

Certain of Airplanes Group's lessees continued to experience difficult trading conditions and these had an adverse effect on Airplanes Group's operations for the three months to June 30, 1996. There were, however, some signs of continued improvement in the industry and certain other lessees recorded generally improved payment performances resulting in the reversal of some provisions previously made in respect of bad and doubtful debts. Overall there was no net charge in respect of bad and doubtful debts due to the requirement for additional provisions in respect of other Airplanes Group lessees.

Revenues

Revenues for the three months ended June 30, 1996 remained relatively unchanged at $151 million (Airplanes Limited: $131 million; Airplanes Trust:
$20 million) compared with $156 million (Airplanes Limited: $140 million; Airplanes Trust $16 million) for the three months ended June 30, 1995, reflecting the relatively similar portfolio in the periods and relatively similar interest rate environments. At June 30, 1996, Airplanes Group had 221 Aircraft on lease (Airplanes Limited: 198 Aircraft; Airplanes Trust: 23 Aircraft) compared with 216 Aircraft on lease at June 30, 1995 (Airplanes
Limited: 196 Aircraft; Airplanes Trust: 20 Aircraft). Maintenance reserve receipts, which Airplanes Group receives from certain of its lessees to provide against the cost of maintaining leased Aircraft, are included in revenues.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 1996 amounted to $51 million (Airplanes Limited: $45 million; Airplanes
Trust: $6 million) compared with $52 million (Airplanes Limited: $46 million; Airplanes Trust: $6 million) for the comparative period in 1995. This reflects the relatively similar fleets in both periods.

Net Interest Expense

Net interest expense amounted to $94 million (Airplanes Limited: $85 million; Airplanes Trust: $9 million) in the three month period ended June 30, 1996. On the basis assumed (as explained below), net interest expense recorded in the three month period ended June 30, 1995 amounted to $91 million (Airplanes
Limited: $83 million; Airplanes Trust: $8 million).

Net interest expense in the period to June 30, 1995 has been determined on the basis set out in Note 2 to the unaudited condensed financial statements. This essentially assumes that for this period, Airplanes Group's debt was owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. The interest charge for the three month period ended June 30, 1995 has been calculated based on the assumption that all of the debt bears interest at the assumed historic rate (based on GPA's assumed average cost of debt) of 8.25% in the year ended March 31, 1996. The interest charge for the three month period ended June 30, 1996 is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Notes during the period was 6.58% and the average debt in respect of the Notes outstanding during the period was $4,029 million. The Class E Notes accrue interest at a rate of 20% per annum.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the three month period to June 30, 1995 is substantially accounted for by the assumption that Airplanes Group paid cash interest at the per annum rate of 1% on the portion of indebtedness to GPA which was assumed, for purposes of the unaudited condensed financial statements, to be refinanced by the Class E Notes (the "Class E Note Portion"). The Class E Note Portion was assumed to represent approximately 15% of total indebtedness to GPA in each period under review prior to March 28, 1996.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the three month period ended June 30, 1996 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period.

Bad Debt, Downtime, Loss-Making Lease Provisions and Other Lease Costs

A substantial part of the balance of Airplanes Group's costs in any period may consist of allowances for bad and doubtful debts and net provisions for downtime and "loss making" leases. It is Airplanes Group's practice to provide specifically for any amounts due but unpaid by lessees based primarily on an assessment of the amount due in excess of security held. Airplanes Group provides for downtime costs based on an estimated re-lease date of the particular aircraft off-lease. Downtime costs include depreciation, allocated interest (determined as set forth below in the context of provisions for "loss-making" leases) and any other directly attributable costs for the specific aircraft for the estimated off-lease period. A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest, 9% per annum, which is payable only in the event that the principal amount of all the Notes is repaid) or, in the case of periods prior to March 28, 1996, with assumed indebtedness from GPA equivalent to the appraised value of such Aircraft at October 31, 1995. This results in a significant number of leases being "loss making" -- in terms of profitability -- while still being cash positive.

While certain of Airplanes Group's lessees continued to experience financial difficulties in the three month period ended June 30, 1996 resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period reflecting a somewhat improved trading environment in certain regions. Overall, there was no additional charge in respect of bad and doubtful debts (Airplanes Limited: nil; Airplanes Trust:
nil) in the period ended June 30, 1996. This is compared with an overall net credit in respect of bad and doubtful debts for the three months ended June 30, 1995 of $7 million (Airplanes Limited: $7 million; Airplanes Trust: nil). The net credit in 1995 was primarily as a result of the reversal of significant provisions previously made in respect of one Brazilian lessee due to the improved payment performance of this lessee.

There was no overall net charge in respect of downtime and "loss making" leases in the three months to June 30, 1996 (Airplanes Limited: nil; Airplanes Trust: nil). This was compared with a net overall charge of $12 million (Airplanes Limited: $9 million; Airplanes Trust: $3 million) in the three month period to June 30, 1995. With respect to the three months to June 30, 1996, a gross "loss making" lease provision of $7 million was made in respect of one widebody aircraft (reflecting the weak market for older widebody aircraft generally) during the period which was offset by the utilization of $7 million in respect of "loss making" lease provisions previously made for other Airplanes Group Aircraft.

Other lease costs in the three months ended June 30, 1996 amounted to $6 million (Airplanes Limited: $3 million; Airplanes Trust: $3 million). This is a similar overall charge to that incurred in the three months to June 30, 1995.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to June 30, 1996 amounted to $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million). This is compared with $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) reported for the three months ended June 30, 1995.

The most significant element of selling, general and administrative expenses is the aircraft management fees paid to GE Capital Aviation Services Limited ("GECAS"). Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in 1995 (Airplanes Limited: $8 million; Airplanes Trust: $1 million) include $6 million (Airplanes Limited: $5 million; Airplanes Trust $1 million) relating to GECAS servicing fees. This is a similar charge to the actual expense incurred in respect of GECAS servicing fees in the period to June 30, 1996 of $6 million (Airplanes
Limited: $5 million; Airplanes Trust: $1 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to June 30, 1996 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA. Arrangements with GPA in respect of administrative agency services and cash management services only became effective on March 28, 1996.

Operating Loss

The operating loss for the three months ended June 30, 1996 was $31 million (Airplanes Limited: $25 million; Airplanes Trust: $6 million) compared with an operating loss of $27 million for the three months ended June 30, 1995 (Airplanes Limited: $21 million; Airplanes Trust: $6 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. There was no overall tax benefit or charge in the three months to June 30, 1996 (Airplanes Limited: a charge of $1 million; Airplanes Trust: a benefit of $1 million) compared with a tax benefit of $1 million in the same period in 1995 (Airplanes Limited: a benefit of $2 million; Airplanes Trust: a charge of $1 million).

Net Loss

The net loss for the three months ended June 30, 1996 after taxation was $31 million (Airplanes Limited: $26 million; Airplanes Trust: $5 million) compared with a net loss after taxation for the three months ended June 30, 1995 of $26 million (Airplanes Limited: $19 million; Airplanes Trust: $7 million).

Airplanes Group's activities will continue to be adversely affected by the weak financial position of certain lessees and by continuing difficult trading conditions in certain jurisdictions, most particularly in Mexico. Airplanes Group's results will also continue to be affected by utilization of provisions previously made in respect of the substantial number of leases that continue to be "loss making" and by any requirement to make future provisions in respect of "loss making" leases.

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

Liquidity


Airplanes Group's statement of cash flows for the period to June 30, 1995 has been prepared on the assumption that Airplanes Group maintained constant cash balances of approximately $135 million up to March 28, 1996. The actual cash balances of Airplanes Group at March 31, 1996 amounted to $220 million (Airplanes Limited: $214 million; Airplanes Trust: $6 million). The increase in actual cash balances at March 31, 1996 reflects primarily $50 million in additional Class A-5 Notes issued on March 28, 1996, together with certain adjustments to the mix of collateral in respect of receivables transferred on such date. Actual cash balances at June 30, 1996 amounted to $239 million (Airplanes Limited: $233 million; Airplanes Trust: $6 million).


Operating Activities

Net cash provided by operating activities in the three months ended June 30, 1996 amounted to $69 million (Airplanes Limited: $65 million; Airplanes Trust:
$4 million), compared with $54 million in the three months ended June 30, 1995 (Airplanes Limited: $47 million; Airplanes Trust: $7 million). This reflects cash paid in respect of interest of $60 million in the period to June 30, 1996 (Airplanes Limited: $56 million; Airplanes Trust: $4 million), compared with $81 million in the period to June 1995 (Airplanes Limited: $74 million; Airplanes Trust: $7 million). See above for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated for periods prior to March 28, 1996. In addition, depreciation and amortization amounted to $51 million in the three months to June 30, 1996 (Airplanes Limited: $45 million; Airplanes Trust: $6 million), compared with $52 million in the comparable period in 1995 (Airplanes Limited:
$46 million; Airplanes Trust: $6 million).

Investing and Financing Activities

Cash flows from investing and financing activities in three months to June 30, 1996, primarily reflect the repayment of $55 million of principal on subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $51 million; Airplanes Trust: $4 million).

As described, no use of cash to repay indebtedness has been assumed in periods prior to March 28, 1996. Instead, distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $135 million in 1995 have been assumed as Airplanes Group was not a separately financed entity in this period. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $58 million in the three months to June 1995 (Airplanes Limited: $51 million; Airplanes Trust: $7 million).

Indebtedness

Following the closing of the Underwritten Offering, Airplanes Group's indebtedness consists of the Class A-E Notes. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of the Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million in Subclass A-4 Notes are expected to be refinanced through the sale of further pass-though certificates by early 1998, 1999, 2001 and 2003, respectively. There can be no assurance that further pass-through certificates can be sold in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group initially entered into interest rate swaps with an aggregate notional principal amount of approximately $2.62 billion (the "Initial Swaps"). Under these Initial Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Initial Swaps amortize having regard to the minimum amortization schedule of the Class A and B Notes, the expiry dates of the leases under which lessees make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, GPA, as Airplanes Group's "Administrative Agent", will seek to enter into additional swaps or sell at market value or unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 1996, Airplanes Group had unamortized swaps with an aggregate notional principal balance of approximately $2.9 billion. This consisted of $1,990 million in respect of the unamortized balance of the notional amount of the Initial Swaps and $915 million in respect of the unamortized balance of the notional amount of additional swaps ("additional swaps") entered into by Airplanes Group since March 28, 1996 in order to rebalance Airplanes Group's mix of fixed and floating interest rate obligations and the fixed and floating mix of rental payments. None of the additional swaps have maturity dates extending beyond December 1996. As of June 30, 1996, of the $1,990 million aggregate notional amount of the unamortized balance of the Initial Swaps, an amortizing swap with a notional amount of $1,170 million with a final maturity date of April 1997, an amortizing swap with a notional amount of $310 million with a final maturity date of October 1998 and an amortizing swap with a notional amount of $510 million with a final maturity date of April 2001.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of options on interest rate swaps ("Swaptions"). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the initial and any future Swaptions, for example, to reflect any decreases in the Target Hedge. In the period to June 30, 1996, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal amount of $18 million.

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

Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties will consist primarily of the affiliates of major U.S. and European financial institutions (including special purpose derivatives vehicles) whose senior, unsecured, long-term debt obligations carry ratings which are consistent with maintaining the ratings of the Class A Notes.

Part II.  OTHER INFORMATION

       Item 1.   Legal Proceedings

             AeroUSA, Inc. and AeroUSA 3, Inc. have in the past filed, and will continue to file, United States federal consolidated tax returns with GPA, Inc., and its subsidiaries (the "GPA U.S. Tax Group"). GPA, Inc. is a Delaware corporation and a wholly-owned subsidiary of GPA Group.
AeroUSA, Inc. and AeroUSA 3, Inc. also file certain other state and local tax returns on an unconsolidated basis. Currently, there are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by the GPA U.S Tax Group or members thereof. Airplanes Trust believes that none of these audits will have a material adverse impact on the financial position or liquidity of AeroUSA, Inc.


       Item 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits

             3.1 Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995(*)

             3.2   Memorandum and Articles of Association
                   of Airplanes Limited(**)

             3.3 Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling Trustees referred to therein(**)

             4.1 Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee(**)

             4.2 Trust Supplement No. 1 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.3 Trust Supplement No. 2 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.4 Trust Supplement No. 3 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.5 Trust Supplement No. 4 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.6 Trust Supplement No. 5 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.7 Trust Supplement No. 6 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.8 Trust Supplement No. 7 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.9 Trust Supplement No. 8 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

             4.10  Form of Subclass A-1 Pass Through Certificate(**)





- ----------
(*) Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-99970), previously filed with the Securities and Exchange Commission.

(**)   Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1995, previously filed with the Securities and Exchange Commission.

             4.11  Form of Subclass A-2 Pass Through Certificate(**)

             4.12  Form of Subclass A-3 Pass Through Certificate(**)

             4.13  Form of Subclass A-4 Pass Through Certificate(**)

             4.14  Form of Subclass A-5 Pass Through Certificate(**)

             4.15  Form of Class B Pass Through Certificate(**)

             4.16  Form of Class C Pass Through Certificate(**)

             4.17  Form of Class D Pass Through Certificate(**)

             4.18 Airplanes Limited Indenture dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee(**)

             4.19 Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S. Trust, Airplanes Limited and Bankers Trust Company, as Trustee(**)

             4.20  Form of Floating Rate Subclass A-1 Note(**)

             4.21  Form of Floating Rate Subclass A-2 Note(**)

             4.22  Form of Floating Rate Subclass A-3 Note(**)

             4.23  Form of Floating Rate Subclass A-4 Note(**)

             4.24  Form of Floating Rate Subclass A-5 Note(**)

             4.25  Form of Floating Rate Class B Note(**)

             4.26  Form of 8.15% Class C Note(**)

             4.27  Form of 10.875% Class D Note(**)

             4.28  Form of 20.00% (inflation adjusted) Class E Note(**)

             10.1 Stock Purchase Agreement dated as of March 28, 1996 among GPA, Inc., GPA Group plc and Airplanes U.S. Trust(**)

             10.2 Stock Purchase Agreement dated as of March 28, 1996 among GPA Group plc, Skyscape Limited and Airplanes Limited(**)

             10.3 Administrative Agency Agreement dated as of March 28, 1996 among GPA Financial Services (Ireland) Limited, GPA Group plc, Airplanes Limited, GPA II Limited, Airplanes U.S. Trust and AeroUSA, Inc.(**)

             10.4 Servicing Agreement dated as of March 28, 1996 among GE Capital Aviation Services, Limited, Airplanes Limited, AeroUSA, Inc., GPA II Limited, Airplanes U.S. Trust and GPA Cash Manager Limited(**)

             10.5 Reference Agency Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust, Bankers Trust Company, as Airplanes Limited Indenture Trustee and Airplanes U.S. Trust Indenture Trustee, Bankers Trust Company, as Reference Agent, and GPA Cash Manager Limited, as Cash Manager (**)

             10.6 Secretarial Services Agreement dated as of March 28, 1996 between Airplanes Limited and Mourant & Co. Secretaries Limited, as Company Secretary(**)

             10.7 Cash Management Agreement dated as of March 28, 1996 between GPA Cash Manager Limited, as Cash Manager, GPA Group plc, Airplanes Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee under each of the Airplanes Limited Indenture, the Airplanes U.S. Trust Indenture and the Security Trust Agreement(**)

             10.8  Form of Swap Agreement(**)

             10.9 Security Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries listed therein, GPA Financial Services (Ireland) Limited, GPA Cash Manager Limited, GPA Group plc, GE Capital Aviation Services, Limited, Bankers Trust Company, as Airplanes U.S. Trust Indenture Trustee and Airplanes Limited Indenture Trustee, Bankers Trust Company, as Reference Agent, and Bankers Trust Company, as Security Trustee(**)

             27.1  Financial Data Schedule of Airplanes Limited

             27.2  Financial Data Schedule of Airplanes U.S. Trust


             (b) Reports on Form 8-K: filed for event dates May 15, 1996; June 14, 1996; and July 16, 1996 (relating to the monthly report to holders of the Certificates).



                                  SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1996                            AIRPLANES LIMITED


                                                 /s/  Roy M. Dantzic
                                                 -------------------------
                                                 Roy M. Dantzic
                                                 Director and Principal
                                                  Financial Officer


Date: August 12, 1996                            AIRPLANES U.S. TRUST


                                                 /s/  Roy M. Dantzic
                                                 -------------------------
                                                 Roy M. Dantzic
                                                 Controlling Trustee
                                                   and Principal
                                                   Financial Officer



                  AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                               INDEX TO EXHIBITS


EXHIBIT NUMBER

       3.1 Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995(*)

       3.2         Memorandum and Articles of Association
                   of Airplanes Limited(**)

       3.3 Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling Trustees referred to therein(**)

       4.1 Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee(**)

       4.2 Trust Supplement No. 1 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.3 Trust Supplement No. 2 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.4 Trust Supplement No. 3 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.5 Trust Supplement No. 4 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.6 Trust Supplement No. 5 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.7 Trust Supplement No. 6 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.8 Trust Supplement No. 7 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.9 Trust Supplement No. 8 dated as of March 28, 1996 to the Pass Through Trust Agreement(**)

       4.10        Form of Subclass A-1 Pass Through Certificate(**)

       4.11        Form of Subclass A-2 Pass Through Certificate(**)

       4.12        Form of Subclass A-3 Pass Through Certificate(**)

       4.13        Form of Subclass A-4 Pass Through Certificate(**)

       4.14        Form of Subclass A-5 Pass Through Certificate(**)
- ----------
(*) Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-99970), previously filed with the Securities and Exchange Commission.

(**)   Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1995, previously filed with the Securities and Exchange Commission.

       4.15        Form of Class B Pass Through Certificate(**)

       4.16        Form of Class C Pass Through Certificate(**)

       4.17        Form of Class D Pass Through Certificate(**)

       4.18 Airplanes Limited Indenture dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee(**)

       4.19 Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S. Trust, Airplanes Limited and Bankers Trust Company, as Trustee(**)

       4.20        Form of Floating Rate Subclass A-1 Note(**)

       4.21        Form of Floating Rate Subclass A-2 Note(**)

       4.22        Form of Floating Rate Subclass A-3 Note(**)

       4.23        Form of Floating Rate Subclass A-4 Note(**)

       4.24        Form of Floating Rate Subclass A-5 Note(**)

       4.25        Form of Floating Rate Class B Note(**)

       4.26        Form of 8.15% Class C Note(**)

       4.27        Form of 10.875% Class D Note(**)

       4.28        Form of 20.00% (inflation adjusted) Class E Note(**)

       10.1 Stock Purchase Agreement dated as of March 28, 1996 among GPA, Inc., GPA Group plc and Airplanes U.S. Trust(**)

       10.2 Stock Purchase Agreement dated as of March 28, 1996 among GPA Group plc, Skyscape Limited and Airplanes Limited(**)

       10.3 Administrative Agency Agreement dated as of March 28, 1996 among GPA Financial Services (Ireland) Limited, GPA Group plc, Airplanes Limited, GPA II Limited, Airplanes U.S. Trust and AeroUSA, Inc.(**)

       10.4 Servicing Agreement dated as of March 28, 1996 among GE Capital Aviation Services, Limited, Airplanes Limited, AeroUSA, Inc., GPA II Limited, Airplanes U.S. Trust and GPA Cash Manager Limited(**)

       10.5 Reference Agency Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust, Bankers Trust Company, as Airplanes Limited Indenture Trustee and Airplanes U.S. Trust Indenture Trustee, Bankers Trust Company, as Reference Agent and GPA Cash Manager Limited, as Cash Manager(**)

       10.6 Secretarial Services Agreement dated as of March 28, 1996 between Airplanes Limited and Mourant & Co. Secretaries Limited, as Company Secretary(**)

       10.7 Cash Management Agreement dated as of March 28, 1996 between GPA Cash Manager Limited, as Cash Manager, between GPA Group plc, Airplanes Limited, Airplanes U.S. Trust and Bankers Trust Company, as Trustee under each of the Airplanes Limited Indenture, the Airplanes U.S. Trust Indenture and the Security Trust Agreement(**)

       10.8        Form of Swap Agreement(**)

       10.9 Security Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries listed therein, GPA Financial Services (Ireland) Limited, GPA Cash Manager Limited, GPA Group plc, GE Capital Aviation Services, Limited, Bankers Trust Company, as Airplanes U.S. Trust Indenture Trustee and Airplanes Limited Indenture Trustee, Bankers Trust Company, as Reference Agent, and Bankers Trust Company, as Security Trustee(**)

       27.1        Financial Data Schedule of Airplanes Limited

       27.2        Financial Data Schedule of Airplanes U.S. Trust