Form 10-Q
period 1996-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1996-11-13
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                --------------

                                   FORM 10-Q

      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                      OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                      Commission file number 33-99970-01

                                --------------



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

                                                            Outstanding at
Issuer                               Class                 September 30, 1996

Airplanes Limited        Common Stock, $1.00 par value             30



                  Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended September 30, 1996

                                     Index

Part I.Financial Information                                          Page No.

Item 1. Financial Statements (Unaudited)                                 3

o Unaudited Condensed Balance Sheets - September 30, 1996
  and March 31, 1996
o Unaudited Condensed Statements of Operations - Three Months Ended September 30, 1996 and September 30, 1995
o Unaudited Condensed Statements of Operations - Six Months Ended September 30, 1996 and September 30, 1995
o Unaudited Condensed Statements of Changes in Shareholders' Deficit / Net Liabilities - Six Months Ended September 30, 1996 and September 30, 1995
o Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30, 1996 and September 30, 1995
o Notes to the Unaudited Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial               11
      Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings                                               24

Item 6. Exhibits and Reports on Form 8 - K                              24

Signatures

Index to Exhibits


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

                                                         AIRPLANES GROUP

                                                UNAUDITED CONDENSED BALANCE SHEETS

                                            March 31,                            September 30,
                               ----------------------------------    -----------------------------------
                                              1996                                   1996
                               ----------------------------------    -----------------------------------
                               Airplanes    Airplanes                Airplanes     Airplanes
                                Limited       Trust      Combined     Limited        Trust      Combined
                               ---------    ---------    --------    ---------     ---------    --------
                                           ($millions)                            ($millions)

ASSETS

Cash                                214           6          220          243            6          249
Accounts receivable
  Trade receivables                  40           2           42           36            1           37
  Allowance for doubtful
   debts                            (12)         (1)         (13)         (12)           -          (12)
Amounts due from GPA                 12           1           13            -            -            -
Net intestment in capital
  and sales type leases             113           -          113          104            -          104
Aircraft, net                     3,471         381        3,852        3,339          413        3,752
Other assets                          8           1            9            8            1            9
                                -------      ------       ------       ------        -----       ------
Total assets                      3,846         390        4,236        3,718          421        4,139
                                =======      ======       ======       ======        =====       ======

LIABILITIES

Accrued expenses and other
  liabilities                       163          17          180          238           24          262
Amounts due between
  Airplanes Limited/
  Airplanes Trust                     -           -            -          (33)          33            -
Amounts due to GPA                   12           -           12            4            -            4
Indebtedness                      4,221         413        4,634        4,101          406        4,507
Provision for maintenance           276          35          311          290           40          330
Deferred income taxes                67          48          115           68           47          115
                                -------      ------       ------       ------        -----       ------
Total liabilities                 4,739         513        5,252        4,668          550        5,218
                                -------      ------       ------       ------        -----       ------
Net Liabilities                    (893)       (123)      (1,016)        (950)        (129)      (1,079)
                                -------      ------       ------       ------        -----       ------
                                  3,846         390        4,236        3,718          421        4,139
                                =======      ======       ======       ======        =====       ======

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                                         AIRPLANES GROUP

                                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                      Three Months Ended September 30,
                               -------------------------------------------------------------------------
                                              1995                                   1996
                               ----------------------------------    -----------------------------------
                               Airplanes    Airplanes                Airplanes     Airplanes
                                Limited       Trust      Combined     Limited        Trust      Combined
                               ---------    ---------    --------    ---------     ---------    --------
                                           ($millions)                            ($millions)

Revenues
Aircraft leasing                    141          14          155          140           18          158

Expenses
Depreciation and amortization       (44)         (6)         (50)         (47)          (6)         (53)
Net interest expense                (85)         (8)         (93)         (84)          (8)         (92)
Provision for maintenance           (21)         (3)         (24)         (23)          (5)         (28)
Bad and doubtful debts               (1)          -           (1)           -            1            1
Provision for loss making leases
  and downtime, net                  10          (1)           9            7            2            9
Other lease costs                    (7)          -           (7)         (16)          (2)         (18)
Selling, general and
  administrative expenses            (7)         (1)          (8)          (8)          (1)          (9)
                                 -------      ------       ------       ------        -----       ------
Operating loss before
Income taxes                        (14)         (5)         (19)         (31)          (1)         (32)
Income tax benefit/(charge)           1           5            6            -            -            -
                                 -------      ------       ------       ------        -----       ------
Net Loss                            (13)          -          (13)         (31)          (1)         (32)
                                 =======      ======       ======       ======        =====       ======

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                                         AIRPLANES GROUP

                                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                        Six Months Ended September 30,
                               -------------------------------------------------------------------------
                                              1995                                   1996
                               ----------------------------------    -----------------------------------
                               Airplanes    Airplanes                Airplanes     Airplanes
                                Limited       Trust      Combined     Limited        Trust      Combined
                               ---------    ---------    --------    ---------     ---------    --------
                                           ($millions)                            ($millions)

Revenues

Aircraft leasing                    281          30          311          271           38          309

Expenses
Depreciation and amortization       (90)        (12)        (102)         (92)         (12)        (104)
Net interest expense               (168)        (16)        (184)        (169)         (17)        (186)
Provision for maintenance           (37)         (7)         (44)         (38)         (12)         (50)
Bad and doubtful debts                6           -            6            -            1            1
Provision for loss making leases
  and downtime, net                   1          (4)          (3)           7            3           10
Other lease costs                   (13)          -          (13)         (19)          (6)         (25)
Selling, general and
  administrative expenses           (15)         (2)         (17)         (16)          (2)         (18)
                                 -------      ------       ------       ------        -----       ------
Operating loss before
Income taxes                        (35)        (11)         (46)         (56)          (7)         (63)
Income tax benefit/(charge)           3           4            7           (1)           1            -
                                 -------      ------       ------       ------        -----       ------
Net Loss                            (32)         (7)         (39)         (57)          (6)         (63)
                                 =======      ======       ======       ======        =====       ======

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                                             AIRPLANES GROUP

                               UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                      Six Months Ended September 30,


                                                                                  Airplanes
                                               Airplanes Limited                    Trust         Combined
                                  -------------------------------------------   -----------------------------
                                       Share         Net        Shareholders'        Net        Shareholders
                                     Capital     Liabilities     Deficit         Liabilities    Deficit/Net
                                                                                                Liabilities
                                  -------------------------------------------   -----------------------------
                                   ($millions)   ($millions)    ($millions)      ($millions)    ($millions)

Balance at March 31, 1996                  -          772             772               70            842

Net loss for the period                    -           32              32                7             39
Distributions to GPA, net                  -          113             113               21            134
Deferred interest on indebtedness
  to GPA                                   -          (22)            (22)              (1)           (23)
                                      -------       ------           ------           ------       -------
                                           -          895             895               97            992
                                      -------       ------           ------           ------       -------
                                      -------       ------           ------           ------       -------

Balance at March 31, 1996                  -          893             893              123          1,016

Net loss for the period                    -           57              57                6             63
                                      -------       ------           ------           ------       -------


Balance at September 30, 1996              -          950             950              129           1,079
                                      =======       ======           ======           ======       =======

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                                     AIRPLANES GROUP

                                       UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                     Six Months Ended September 30,
                                                -------------------------------------------------------------------
                                                                1995                                1996
                                                -------------------------------------------------------------------
                                                  Airplanes     Airplanes               Airplanes  Airplanes
                                                   Limited       Trust      Combined    Limited     Trust    Combined

Cash flows from operating activities
Net loss                                             (32)          (7)        (39)        (57)       (6)        (63)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
Depreciation and amortization                         90           12         102          92        12         104
Aircraft maintenance, net                             16            3          19          20         9          29
Deferred income taxes                                 (3)          (4)         (7)          1        (1)          -
Provision for loss making leases and downtime         (1)           4           3          (7)       (3)        (10)
Accrued and deferred interest expense                 24            2          26          57         6          63
Changes in operating assets and liabilities:
Accounts receivable, net                               8            -           8          (4)       (4)         (8)
Intercompany account movements                         -            -           -          11       (11)          -
Amounts due (to)/from GPA                              -            -           -           4         1           5
Other accruals and liabilities                         -           (1)         (1)         26         4          30
Other assets                                           -            -           -          (2)        -          (2)
                                                     ---           ---        ---         ---        ---        ---
Net cash provided by operating activities            102            9         111         141         7         148
                                                     ---           ---        ---         ---        ---        ---


Cash flows from investing activities
Purchase of aircraft                                   -            -           -          43       (44)         (1)
Intercompany movements - Airplanes Group               -            -           -         (44)       44           -
Capital and sales type leases                          8            -           8           9         -           9
                                                     ---           ---        ---          ---       ---        ---
Net cash (used in)/provided by
investing activities                                   8            -           8           8         -           8
                                                     ---           ---        ---          ---       ---        ---

Cash flows from financing activities
Decrease in indebtedness                               -            -           -        (120)       (7)       (127)
Distributions to GPA Group plc                      (110)          (9)       (119)          -         -           -
Net cash used in                                    ----          ---         ---         ---        ---        ---
  financing activities
                                                    (110)          (9)       (119)       (120)       (7)       (127)

                                                    ----          ---         ---         ---        ---       ----

Net increase in cash                                   -            -           -          29         -          29

Cash at beginning of period                          123           12         135         214         6         220
                                                    ----          ---         ---         ---        ---        ---
Cash at end of period                                123           12         135         243         6         249
                                                    ====          ===         ===         ===        ===        ===

Cash paid in respect of Interest                     147           15         162         120         11        131
                                                    ====          ===         ===         ===        ===        ===

                       The accompanying notes are an integral part of the unaudited condensed financial statements

                                Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.Securitization Transaction

               On March 28, 1996 ("the Closing Date"), GPA Group plc and its subsidiary undertakings ("GPA") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt, most of which was due to mature in September 1997. The re-financing was effected through a major aircraft securitization transaction (the "Transaction").

               Under the terms of the Transaction, a combination ("Airplanes Group") comprising Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust"), together acquired directly or indirectly from GPA a portfolio of 229 commercial aircraft (collectively, the "Aircraft") and related leases (the "Leases"). The Transaction was effected by transferring existing subsidiaries of GPA that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.


               Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. Indebtedness at March 31, 1996 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $5 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to below). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.


2.Basis of Preparation


               The accompanying unaudited condensed financial statements of Airplanes Limited, Airplanes Trust and the combined unaudited condensed balance sheets, statements of operations, statement of changes in shareholders' deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis and on the bases and using the assumptions set out below and in conformity with United States generally accepted accounting principles.


                The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 1996 and for the three and six month periods ending September 30, 1996 and September 30, 1995. Such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


               Bases and Assumptions


               (i)The financial statements are presented on historical cost basis as if Airplanes Limited and Airplanes Trust had been organized as single economic entities for all periods presented.


               Accordingly, the financial statements reflect, on the bases and assumptions set out herein, the results of operations, assets and liabilities relating to the 229 Aircraft transferred to Airplanes Limited and Airplanes Trust, from the date of original acquisition of controlling interest by GPA of each Aircraft.


               (ii)For the purposes of these financial statements, for periods prior to March 28, 1996, an allocation of certain costs such as selling, general and administrative expenses of GPA to Airplanes Limited and Airplanes Trust has been made. The most significant element of these costs relate to aircraft management fees, substantially all of which are asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. The balance of such costs has been allocated in proportion to leasing revenues (excluding maintenance revenues). Management believes that the bases for these allocations are reasonable for these periods.


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


               At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled under the terms of the Transaction (giving effect to certain purchase price adjustment provisions of the agreements pursuant to which subsidiaries of GPA were sold to Airplanes Group). These financial statements include indebtedness in respect of the Class E Notes of $591 million at March 31, 1996 (approximately 13% of the total indebtedness of Airplanes Group at that date). It has been assumed that the indebtedness to GPA (explained above) of $4,602 million was repaid from the proceeds of the Notes and the Class E Notes.


               (iv)The interest charged on Airplanes Group's indebtedness to GPA in the periods prior to the Closing Date is based on GPA's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995 and 1996, respectively. In the period from the Closing Date to September 30, 1996, interest expense is based on the actual terms of the Notes and the Class E Notes issued.


               For periods prior to March 28, 1996, in respect of the portion of the indebtedness to GPA which is represented by the Class E Notes (assumed in these financial statements to be approximately 15% of total indebtedness up until the Closing Date), the statements of cash flows in the periods prior to the Closing Date give effect to cash payments for interest of only 1% per annum and the balance is deferred and reflected as a movement in net liabilities.


                (v)Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the Transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from GPA. The cash balances as at March 31, 1996 and September 30, 1996 represent the actual cash balances held by Airplanes Group at those dates.


               (vi)Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from GPA.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate sub classes. Each class and subclass of the Certificates represents fractional undivided beneficial interests in two corresponding classes or subclasses of notes (collectively, the "Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust" and, together with Airplanes Limited and their respective subsidiaries, "Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "Guarantees") the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the "Underwritten Offering") in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, approximately $13 million were subsequently canceled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to approximately 82 aircraft operators in approximately 40 different countries as at March 31, 1996. At September 30, 1996, Airplanes Group owned 229 Aircraft of which 224 were on lease to 79 operators in 39 countries.

Airplanes Limited is a special purpose limited liability company formed on November 3, 1995 under the laws of Jersey, Channel Islands. Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited, in which it holds 95% of the ordinary share capital. At September 30, 1996, Airplanes Holdings Limited directly or indirectly through its subsidiaries, owned 204 of the Aircraft.

Airplanes Trust is a business trust formed pursuant to the Airplanes Trust Agreement dated November 29, 1995 under the laws of Delaware. Airplanes Trust has one direct, wholly-owned subsidiary, AeroUSA, Inc., a Connecticut corporation. AeroUSA, Inc. itself has one direct wholly-owned subsidiary, AeroUSA 3, Inc., also a Connecticut corporation. At September 30, 1996, AeroUSA, Inc. directly and indirectly owned 25 of the Aircraft.

The following discussion and analysis of Airplanes Group's financial condition and results of operations is presented as though the Aircraft have been operated and financed separately from GPA within Airplanes Group in all periods under review or from their date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group only acquired the Aircraft on March 28, 1996 and, therefore, did not conduct any business operations prior to March 28, 1996. Accordingly, adjustments and allocations have been made with respect to, inter alia, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts for periods prior to March 28, 1996. While Airplanes Group believes that the following discussion and analysis is an appropriate presentation of the results of Airplanes Group for periods prior to March 28, 1996, it is not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during these periods.

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

General

Substantially all of Airplanes Group's business is expected to consist of aircraft operating lease activities. Airplanes Group may also engage in aircraft sales subject to certain limitations and guidelines. Airplanes Group's operating results and cash flows are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of aircraft owned by Airplanes Group and (iii) Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

Results of Operations - Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995.

Airplanes Group's results of operations for the three months ended September 30, 1996 reflected a continuation of the improvement in general industry conditions for the period. Overall, Airplanes Group generated $79 million in cash from operations in the three months to September 30, 1996 compared to $57
million in the same period of the previous year.   The increase in cash from
operations generated in the three month period to September 30, 1996 is primarily attributable to a lower overall cost of capital in that period than that assumed in the same period to September 30, 1995. A provision of $15 million in respect of certain older wide body aircraft contributed to an overall net loss for the three months to September 30, 1996 of $32 million (Airplanes Limited: $31 million; Airplanes Trust: $1 million).



Revenues

Revenues for the three months ended September 30, 1996 remained relatively unchanged at $158 million (Airplanes Limited: $140 million; Airplanes Trust:
$18 million) compared with $155 million (Airplanes Limited: $141 million; Airplanes Trust: $14 million) for the three months ended September 30, 1995. The marginal increase in 1996 primarily reflects higher maintenance reserve receipts and a somewhat higher number of Aircraft on lease partially offset by a marginally lower interest rate environment. At September 30, 1996, Airplanes Group had 224 Aircraft on lease (Airplanes Limited: 200 Aircraft; Airplanes Trust: 24 Aircraft) compared with 221 Aircraft on lease at September 30, 1995 (Airplanes Limited: 201 Aircraft; Airplanes Trust: 20 Aircraft). Maintenance reserve receipts, which Airplanes Group receives from certain of its lessees to provide against the cost of maintaining leased aircraft, are included in revenues.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 1996 amounted to $53 mil Airplanes Trust: $6 million) compared with $50 million (Airplanes Limited: $44 million; Airplanes Trust: $6 million) for the comparative period in 1995. This reflects the relatively similar fleets in both periods.

Net Interest Expense

Net interest expense amounted to $92 million (Airplanes Limited: $84 million; Airplanes Trust: $8 million) in the three month period ended September 30, 1996. On the basis assumed, net interest expense recorded in the three month period ended September 30, 1995 amounted to $93 million (Airplanes Limited:
$85 million; Airplanes Trust : $8 million).

Net interest expense in the period to September 30, 1995 has been determined on the basis set out in Note 2 to the unaudited condensed financial statements. This essentially assumes that for this period, Airplanes Group's debt was owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. The interest charge for the three month period ended September 30, 1995 has been calculated based on the assumption that all of the debt bears interest at the assumed historic rate (based on GPA's assumed average cost of debt) of 8.25% in the year ended March 31, 1996.

The interest charge for the three month period ended September 30, 1996 is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Notes during the three months to September 30, 1996 was 6.62% and the average debt in respect of the Notes outstanding during the period was $3,954 million. The Class E Notes accrue interest at a rate of 20% per annum.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the three month period to September 30, 1995 is substantially accounted for by the assumption that Airplanes Group paid cash interest at the per annum rate of 1% on the portion of indebtedness to G of the unaudited condensed financial statements, to be refinanced by the Class E Notes (the "Class E Note Portion"). The Class E Note Portion was assumed to represent approximately 15% of total indebtedness to GPA in each period under review prior to March 28, 1996.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the three month period ended September 30, 1996 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 1996, Airplanes Group earned interest income (including lessee default interest) of $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) compared with $3 million in the three months ended September 30, 1995 (Airplanes Limited: $2 million; Airplanes Trust: $1 million). The increase is primarily attributable to cash balances in the three months ended September 30, 1996 being higher than those assumed in the period to September 30, 1995.

Bad Debt, Downtime, Loss-Making Lease Provisions and Other Lease Costs

A substantial part of the balance of Airplanes Group's costs in any period may consist of allowances for bad and doubtful debts and net provisions for downtime and "loss making" leases. It is Airplanes Group's practice to provide specifically for any amounts due but unpaid by lessees based primarily on an assessment of the amount due in excess of security held. Airplanes Group provides for downtime costs based on an estimated re-lease date of the particular aircraft off-lease. Downtime costs include depreciation, allocated interest (determined as set forth below in the context of provisions for "loss-making" leases) and any other directly attributable costs for the specific aircraft for the estimated off-lease period. A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the remaining principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest, 9% per annum, which is payable only in the event that the principal amount of all the Notes is repaid) or, in the case of periods prior to March 28, 1996, with assumed indebtedness from GPA equivalent to the appraised value of such aircraft at October 31, 1995. This results in a significant number of leases being "loss making"- in terms of profitability- while still being cash positive.

While a small number of Airplanes Group's lessees continued to experience financial difficulties in the three month period ended September 30, 1996, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period, reflecting a continuing improvement in the general trading environment in certain regions. Overall, there was a net credit of $1 million of provisions previously made in respect of bad and doubtful debts (Airplanes Limited: nil; Airplanes Trust: $1 million) in the three months ended September 30, 1996. This is compared with an overall net charge in respect of bad and doubtful debts for the three months ended September 30, 1995 of $1 million (Airplanes Limited: $1 million; Airplanes Trust: nil). The net charge in 1995 was primarily as a result of the requirement for provisions against receivable balances due from certain South American lessees.

There was an overall net utilization of $9 million (Airplanes Limited: $7 million; Airplanes Trust: $2 million) in respect of downtime and "loss making" lease provisions in the three months to September 30, 1996. This is similar to the net overall utilization of $9 million (Airplanes Limited: $10 million; Airplanes Trust: a charge of $1 million) in the three month period to September 30, 1995.

Other lease costs in the three months ended September 30, 1996 amounted to $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million) compared to other lease costs of $7 million (Airplanes Limited: $7 million; Airplanes
Trust: nil) in the three months to September 30, 1995. In the three months to September 30, 1996, other lease costs include provisions for maintenance and other costs of $15 million in respect of two of Airplanes Group's DC10-30 Aircraft which are not, and have not been, in revenue service for some time. The weak market generally for older wide body aircraft is adversely impacting Airplanes Group's efforts to realize value from these two Aircraft. These efforts may result in the sale of the two DC10-30 Aircraft, a conversion of the Aircraft to freighter configuration, or a combination of these or other solutions. A provision of $15 million has been made in respect of the current estimate of certain irrecoverable maintenance and conversion costs and related "loss making lease" provisions, or in the event of the sale of the Aircraft, the expected losses on such sales. These amounts are current estimates and the final cost may be higher depending on the ultimate outcome. Any conversion or sale would be conducted in compliance with the relevant provisions of the indentures governing the Notes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to September 30, 1996 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million). This is compared with $8 million (Airplanes
Limited: $7 million; Airplanes Trust: $1 million) incurred in the three months ended September 30, 1995.

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GE Capital Aviation Services Limited ("GECAS"). Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in the three months to September 30, 1996 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees. This is a similar charge to the expense incurred in respect of GECAS servicing fees in the comparative period to September 30, 1995 of $6 million (Airplanes limited: $5 million; Airplanes
Trust: $1 million).

A further significant element of Airplanes Group's actual selling , general and administrative expenses reported in the period to September 30, 1996 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency rrangements with GPA in respect of administrative agency services and cash management services only became effective on March 28, 1996.

Operating Loss

The operating loss for the three months ended September 30, 1996 was $32 million (Airplanes Limited: $31 million; Airplanes Trust: $1 million) compared with an operating loss of $19 million for the three months ended September 30, 1995 (Airplanes Limited: $14 million; Airplanes Trust: $5 million). The increased loss for the three months ended September 30, 1996 was significantly affected by the provisions of $15 million made in respect of the two DC10-30 Aircraft discussed above under "--Bad Debt, Downtime, Loss-Making Leases and Other Lease Costs". Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. At March 31, 1996 and September 30, 1996, the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at those dates. There was no overall tax benefit or charge in the three months to September 30, 1996 (Airplanes Limited: nil; Airplanes
Trust: nil) compared with a tax benefit of $6 million in the same period in 1995 (Airplanes Limited: $1 million; Airplanes Trust: $5 million).

Net Loss

The net loss for the three months ended September 30, 1996 after taxation was $32 million (Airplanes Limited: $31 million; Airplanes Trust: $1 million) compared with a net loss after taxation for the three months ended September 30, 1995 of $13 million (Airplanes Limited: $13 million; Airplanes Trust: nil).

Airplanes Group's activities will continue to be adversely affected by the weak financial position of certain lessees and by continuing difficult trading conditions in certain jurisdictions. Airplanes Group's results will also continue to be affected by utilization of provisions previously made in respect of the substantial number of leases that continue to be "loss making" and by the requirement, if any, to make future provisions in respect of "loss making" leases.



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

Liquidity

Airplane Group's statement of cash flows for the period to September 30, 1995 has been prepared on the assumption that Airplanes Group maintained constant cash balances of approximately $135 million up to March 28, 1996. The actual cash balances of Airplanes Group at March 31, 1996 amounted to $220 million (Airplanes Limited: $214 million; Airplanes Trust: $6 million). The increase in actual cash balances at March 31, 1996 reflects primarily $50 million in additional Class A-5 Notes issued on March 28, 1996, together with certain adjustments to the mix of collateral in respect of receivables transferred on such date. Actual cash balances at September 30, 1996 amounted to $249 million (Airplanes Limited: $243 million; Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 1996 amounted to $79 million (Airplanes Limited: $76 million; Airplanes
Trust: $3 million) compared with $57 million in the three months ended September 30, 1995 (Airplanes Limited: $55 million; Airplanes Trust: $2 million). This reflects cash paid in respect of interest of $71 million in the three months to September 30, 1996 (Airplanes Limited: $64 million; Airplanes Trust: $7 million) compared with $81 million in the three months to September 30, 1995 (Airplanes Limited: $73 million; Airplanes Trust: $8 million). See "-- Results of Operations - Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995 -- Net Interest Expense" above for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated for periods prior to March 28, 1996. In addition, depreciation and amortization amounted to $53 million in the three months to September 30, 1996 (Airplanes
Limited: $47 million; Airplanes Trust: $6 million) compared with $50 million in the comparable period in 1995 (Airplanes Limited: $44 million; Airplanes
Trust: $6 million).

Investing and Financing Activities

Cash flows from investing and financing activities in the three months to September 30, 1996 primarily reflect the repayment of $72 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes
Limited: $69 million; Airplanes Trust: $3 million).

As described, no use of cash to repay indebtedness has been assumed in periods prior to March 28, 1996. Instead, distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $135 million in 1995 have been assumed as Airplanes Group was not a separately financed entity in this period. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $61 million in the three months to September 30, 1995 (Airplanes Limited: $59 million; Airplanes Trust: $2 million).

Indebtedness

Following the closing of the Underwritten Offering, Airplanes Group's indebtedness consists of the Class A-D Notes and Class E Notes. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million of Subclass A-4 Notes are expected to be refinanced through the sale of further pass-though certificates by early 1998, 1999, 2001 and 2003, respectively. There can be no assurance that further pass-through certificates can be sold in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.


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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group initially entered into interest rate swaps with an aggregate notional principal amount of $2.62 billion (the "Initial Swaps"). Under these Initial Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Initial Swaps amortize having regard to the minimum amortization schedule of the Class A and B Notes, the expiry dates of the leases under which lessees make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, GPA Financial Services Limited, a subsidiary of GPA Group, as Airplanes Group's "Administrative Agent" seeks to enter into additional swaps or sell at market value or unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 1996, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $2,880 million. This consisted of $1,250 million in respect of the unamortized balance of the notional amount of the Initial Swaps and $1,630 million in respect of the unamortized balance of the notional amount of additional swaps ("additional swaps") entered into by Airplanes Group since March 28, 1996 in order to rebalance Airplanes Group's mix of fixed and floating interest rate obligations and the fixed and floating mix of rental payments. None of the additional swaps have maturity dates extending beyond March 1997.
As of September 30, 1996, of the $1,250 million aggregate notional amount of the unamortized balance of the Initial Swaps, an amortizing swap with a notional amount of $430 million had a final maturity date of April 1997, an amortizing swap with a notional amount of $310 million had a final maturity date of October 1998 and an amortizing swap with a notional amount of $510 million had a final maturity date of April 2001.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of options on interest rate swaps ("SWAPTIONS"). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the initial and any future Swaptions, for example, to reflect any decreases in the Target Hedge. In the period to September 30, 1996, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $43 million.

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

Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties may consist primarily of the affiliates of major U.S. and European financial institutions (including special purpose derivative vehicles) whose credit ratings are consistent with maintaining the ratings of the Class A Notes.

Results of Operations - Six Months Ended September 30, 1996 Compared with Six Months Ended September 30, 1995

Airplanes Group's results of operations for the six months ended September 30, 1996 reflected a continuation of a general improvement in overall industry conditions for the period, offset by the requirement for Airplanes Group to make specific provisions for certain older wide body aircraft. Overall, Airplanes Group generated $148 million in cash from operations in the six months to September 30, 1996 compared to $111 million in the same period of the previous year. The increase in cash from operations generated in the six month period to September 30, 1996 is primarily attributable to a lower overall cost of capital in that period than that assumed in the same period to September 30, 1995.

Revenues

Overall, revenues for the six months ended September 30, 1996 remained relatively unchanged at $309 million (Airplanes Limited: $271 million; Airplanes Trust: $38 million) compared with $311 million (Airplanes Limited:
$281 million; Airplanes Trust: $30 million) for the six months ended September 30, 1995, reflecting the relatively similar portfolio in the periods. A somewhat lower interest rate environment in the six months to September 30, 1996 had the effect of reducing revenues. This was partially offset by an increased number of Aircraft on lease during the period. Maintenance reserve receipts, which Airplanes Group receives from certain of its lessees to provide against the cost of maintaining leased Aircraft, are included in revenues.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 1996 amounted to $104 million (Airplanes Limited: $92 million; Airplanes
Trust: $12 million) which is similar to the charge for the comparative period in 1995. This reflects the relatively similar fleets in both periods.

Net Interest Expense

Net interest expense amounted to $186 million (Airplanes Limited: $169 million; Airplanes Trust: $17 million) in the six month period ended September 30, 1996. On the basis assumed, net interest expense recorded in the six month period ended September 30, 1995 amounted to $184 million (Airplanes Limited: $168 million; Airplanes Trust: $16 million).

Net interest expense in the six month period to September 30, 1995 has been determined on the basis set out in Note 2 to the unaudited condensed financial statements. This essentially assumes that for this period, Airplanes Group's debt was owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. The interest charge for the six month period ended September 30, 1996 is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Notes during the six month period to September 30, 1996 was 6.60% and the average debt in respect of the Notes outstanding during the period was $3,995 million. The Class E Notes accrue interest at a rate of 20% per annum.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the six month period to September 30, 1995 is substantially accounted for by the assumption that Airplanes Group paid cash interest at the per annum rate of 1% on the Class E Note Portion. The Class E Note Portion was assumed to represent approximately 15% of total indebtedness to GPA in each period under review prior to March 28, 1996.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the six month period ended September 30, 1996 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period.

Net interest is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 1996, Airplanencome (including lessee default interest) of $5 million (Airplanes Limited:
$4million; Airplanes Trust:$1 million) compared with $3 million in the three months ended September 30, 1995 (Airplanes Limited: $2 million; Airplanes Trust $1 million). The increase is primarily attributable to cash balances in the six months ended September 30, 1996 being higher than those assumed in the period to September 30, 1995.

Bad Debt, Downtime, Loss-Making Lease Provisions and Other Lease Costs

A substantial part of the balance of Airplanes Group's costs in any period may consist of allowances for bad and doubtful debts and net provisions for downtime and "loss making" leases. See "--Results of Operations - Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995" for a discussion on Airplanes Group's accounting practices in respect of delinquent receivables and provisions for downtime and "loss making" leases.

The number of Airplanes Group's lessees which continued to experience financial difficulties in the six month period ended September 30, 1996 was small relative to prior periods and the payment performance with regard to certain other carriers improved in the period reflecting a continuing improvement in the general trading environment in certain regions. Overall, there was a net credit of $1 million of provisions previously made in respect of bad and doubtful debts (Airplanes Limited: nil; Airplanes Trust: $1 million) in the six month period ended September 30, 1996. This is compared with an overall net credit in respect of bad and doubtful debts for the six months ended September 30, 1995 of $6 million (Airplanes Limited: $6 million; Airplanes Trust: nil).

There was an overall net utilization of $10 million (Airplanes Limited: $7 million; Airplanes Trust: $3 million) in respect of downtime and "loss making" lease provisions in the six months to September 30, 1996. This is compared with a net overall charge of $3 million (Airplanes Limited: a net utilization of $1 million; Airplanes Trust: a charge of $4 million) in the six month period to September 30, 1995. The overall net utilization in respect of downtime and "loss making" leases in the six month period to September 30, 1996 includes a "loss making" lease provision of $7 million relating to one wide body aircraft.

Other lease costs in the six months ended September 30, 1996 amounted to $25 million (Airplanes Limited: $19 million; Airplanes Trust: $6 million) compared to other lease costs of $13 million (Airplanes Limited: $13 million; Airplanes
Trust: nil) in the six months to September 30, 1995. In the six months to September 30, 1996, other lease costs include provisions of $15 million in respect of the two DC10-30 Aircraft discussed above under "--Results of Operations - Three Months Ended September 30, 1996 Compared with Three
Months Ended September 30, 1995".

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period to September 30, 1996 amounted to $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million). This is a similar charge to that reported in the six months ended September 30, 1995, which was $17 million (Airplanes Limited:
$15 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $18 million in the six months to September 30, 1996 include $12 million (Airplanes Limited: $11 million; Airplanes Trust: $1 million) relating to GECAS servicing fees. This is a similar charge to the expense incurred in respect of GECAS servicing fees in the period to September 30, 1995, which was $11 million (Airplanes Limited:
$10 million; Airplanes Trust: $1 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1996 was $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to GPA. Arrangements with GPA in respect of administrative agency services and cash management services only became effective on March 28, 1996.

Operating Loss

The operating loss for the six months ended September 30, 1996 was $63 million (Airplanes Limited: $56 million; Airplanes Trust: $7 million) compared with an operating loss of $46 million for the six months ended September 30, 1995 (Airplanes Limited: $35 million; Airplanes Trust: $11 million). The increase in the loss is primarily accounted for by the $15 million in provisions in respect of the two DC10-30 Aircraft discussed above in "--Results of Operations - Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995 - Bad Debt, Downtime, Loss Making Lease Provisions and Other Lease Costs". Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no overall tax benefit or charge in the six months to September 30, 1996 (Airplanes Limited: a charge of $1 million; Airplanes Trust: a credit of $1 million) compared with a tax benefit of $7 million in the same period in 1995 (Airplanes Limited: $3 million; Airplanes Trust: $4 million).

Net Loss

The net loss for the six months ended September 30, 1996 after taxation was $63 million (Airplanes Limited: $57 million; Airplanes Trust: $6 million) compared with a net loss after taxation for the six months ended September 30, 1995 of $39 million (Airplanes Limited: $32 million; Airplanes Trust: $7 million).

Financial Resources and Liquidity

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 1996 amounted to $148 million (Airplanes Limited: $97 million; Airplanes
Trust: $51 million) compared with $111 million in the six months ended September 30,1995 (Airplanes Limited: $102 million; Airplanes Trust: $9 million). This reflects cash paid in respect of interest of $131 million in the period to September 30, 1996 (Airplanes Limited: $120 million; Airplanes
Trust: $11 million) compared with $162 million in the period to September 30, 1995 (Airplanes Limited: $147 million; Airplanes Trust: $15 million). See "-- Results of Operations - Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995" for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated for periods prior to March 28, 1996.

Investing and Financing Activities

Cash flows from investing and financing activities in six months to September 30, 1996 primarily reflect the repayment of $127 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $120 million; Airplanes Trust: $7 million).

As described, no use of cash to repay indebtedness has been assumed in periods prior to March 28, 1996. Instead, distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $135 million in 1995 have been assumed as Airplanes Group was not a separately financed entity in this period. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $119 million in the six months to September 30, 1995 (Airplanes Limited: $110 million; Airplanes Trust: $9 million).


Part II.Other Information

Item 1. Legal Proceedings

AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have in the past filed and will continue to file United States federal and state consolidated tax returns with GPA, Inc., and its subsidiaries (the "GPA U.S. Tax Group"). GPA, Inc. is a Delaware corporation and a wholly-owned subsidiary of GPA Group. AeroUSA, Inc. and AeroUSA 3, Inc. also file certain other state and local tax returns on an unconsolidated basis. Currently, there are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by the GPA U.S. Tax Group or members thereof. Airplanes Trust believes that none of these audits will have a material adverse impact on the financial position or liquidity of AeroUSA, Inc.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1     Financial Data Schedule of Airplanes Limited

            27.2     Financial Data Schedule of Airplanes U.S. Trust


        (b) Reports on Form 8-K: Filed for event dates August 15, 1996; September 16, 1996; and October 15, 1996 (relating to the monthly report to holders of the Certificates)


                                  SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1996                   AIRPLANES LIMITED


                                          By: /s/ William M. McCann
                                             ---------------------------------
                                             William M. McCann
                                             Director and Principal Accounting
                                             Officer



Date: November 13, 1996                   AIRPLANES U.S. TRUST


                                          By: /s/ William M. McCann
                                             ---------------------------------
                                             William M. McCann
                                             Director and Principal Accounting
                                             Officer



                  AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                               INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1  Financial Data Schedule of Airplanes Limited

27.2  Financial Data Schedule of Airplanes U.S. Trust