Form 10-Q
period 1996-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1997-02-12
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                             -------------


                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1996

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to __________

                   Commission file number 33-99970-01

                             -------------

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

              Yes  [X]                      No    [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            Outstanding at
   Issuer                          Class                    December 31, 1996
   ------                          -----                    -----------------

Airplanes Limited        Common Stock, $1.00 par value             30




                  Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended December 31, 1996

                                     Index


Part I. FINANCIAL INFORMATION                                         Page No.
                                                                      -------
Item 1. Financial Statements (Unaudited)                                 3

bullet  Unaudited Condensed Balance Sheets - December 31, 1996
        and March 31, 1996
bullet Unaudited Condensed Statements of Operations - Three Months Ended December 31, 1996 and December 31, 1995
bullet Unaudited Condensed Statements of Operations - Nine Months Ended December 31, 1996 and December 31, 1995
bullet Unaudited Condensed Statements of Changes in Shareholders Deficit/Net Liabilities - Nine Months Ended December 31, 1996 and December 31, 1995
bullet Unaudited Condensed Statements of Cash Flows - Nine Months Ended December 31, 1996 and December 31, 1995
bullet  Notes to the Unaudited Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial               12
        Condition and Results of Operations


Part II. Other Information


Item 1.  Legal Proceedings                                              26


Item 6.  Exhibits and Reports on Form 8 - K                             26


Signatures


Index to Exhibits


Part I. Financial Information


Item 1. Financial Statements (Unaudited)


                                                                 AIRPLANES GROUP

                                                         UNAUDITED CONDENSED BALANCE SHEETS


                                                   March 31,                                 December 31,
                                                     1996                                        1996
                                  ---------------------------------------    -----------------------------------------------
                                   Airplanes      Airplanes                   Airplanes       Airplanes
                                    Limited          Trust       Combined     Limited           Trust               Combined
                                  ----------      ----------     --------     ----------      ----------            ---------
                                                  ($millions)                                 ($millions)
ASSETS

Cash                                  214              6           220            234               6                 240
Accounts receivable
    Trade receivables                  40              2            42             37               1                  38
    Allowance for doubtful debt      (12)            (1)          (13)           (12)               0                (12)
Amounts due from GPA                   12              1            13              -               -                   0
Net investment in capital and
     sales type leases                113              -           113             99               -                  99
Aircraft, net                       3,471            381         3,852          3,294             407               3,701
Other Assets                            8              1             9              6               1                   7
                                   ------          -----       -------          -----           -----             -------
Total assets                        3,846            390         4,236          3,658             415               4,073
                                   ======          =====       =======          =====           =====             =======

LIABILITIES
                                        6
Accrued Expenses and other
     liabilities                      163             17           180            267              28                 295
Amounts due to GPA                     12              -            12              1               -                   1
Intercompany Account                    -              -             0           (36)              36                   -
Indebtedness                        4,221            413         4,634          4,058             401               4,459
Provision for maintenance             276             35           311            280              36                 316
Deferred income taxes                  67             48           115             68              47                 115
                                   ------          -----       -------          -----           -----             -------
Total liabilities                   4,739            513         5,252          4,638             548               5,186
                                   ------          -----       -------          -----           -----             -------
Net Liabilities                     (893)          (123)       (1,016)          (980)           (133)             (1,113)
                                   ------          -----       -------          -----           -----             -------
                                    3,846            390         4,236          3,658             415               4,073
                                   ======          =====       =======          =====           =====             =======


The accompanying notes are an integral part of the unaudited condensed financial statements





                                                        AIRPLANES GROUP

                                               UNAUDITED CONDENSED STATEMENTS OF
                                                           OPERATIONS


                                                            Three Months Ended December 31,
                                --------------------------------------------------------------------------------------------
                                                    1995                                            1996
                                ----------------------------------------      ----------------------------------------------
                                 Airplanes       Airplanes                    Airplanes          Airplanes
                                  Limited          Trust         Combined      Limited             Trust            Combined
                                ----------       ---------       --------     ---------          ---------          --------
                                                ($millions)                                     ($millions)
                                                   >
Revenues
Aircraft leasing                    138              16           154            134                 16              150

Expenses
Depreciation and amortisation      (46)             (6)          (52)           (44)                (7)             (51)
Net Interest expense               (85)             (9)          (94)           (91)                (9)            (100)
Provision for maintenance          (20)             (4)          (24)           (19)                (3)             (22)
Bad and doubtful debts                1               -             1              -                (1)              (1)
Provision for loss leases and         6             (1)             5              2                  2                4
     downtime, net
Other lease costs                   (3)             (1)           (4)            (4)                (1)              (5)
Selling, general and
    administrative
     expenses                       (8)             (1)           (9)            (8)                (1)              (9)
                                 ------          ------        ------         ------             ------           ------
Operating (loss) before
provision for  income taxes        (17)             (6)          (23)           (30)                (4)             (34)
Income tax benefit                    2               3             5              -                  -                -
                                 ------          ------        ------         ------             ------           ------
Net (loss)                         (15)             (3)          (18)           (30)                (4)             (34)
                                 ======          ======        ======         ======             ======           ======

           The accompanying notes are an integral part of the unaudited condensed financial statements

                                                        AIRPLANES GROUP

                                               UNAUDITED CONDENSED STATEMENTS OF
                                                           OPERATIONS


                                                             Three Months Ended December 31,
                                --------------------------------------------------------------------------------------------
                                                    1995                                            1996
                                ----------------------------------------      ----------------------------------------------
                                 Airplanes       Airplanes                    Airplanes          Airplanes
                                  Limited          Trust         Combined      Limited             Trust            Combined
                                ----------       ---------       --------     ---------          ---------          --------
                                                ($millions)                                     ($millions)
Revenues
Aircraft leasing                     419               46            465           405               54                 459

Expenses
Depreciation and amortisation      (136)             (18)          (154)         (136)             (19)               (155)
Net Interest expense               (253)             (25)          (278)         (260)             (26)               (286)
Provision for maintenance           (57)             (11)           (68)          (57)             (15)                (72)
Bad and doubtful debts                 7                -              7             -                -                   -
Provision for loss leases and          7              (5)              2             9                5                  14
     downtime, net
Other lease costs                   (16)              (1)           (17)          (23)              (7)                (30)
Selling, general and
     administrative
     expenses                       (23)              (3)           (26)          (24)              (3)                (27)
                                  ------           ------         ------        ------           ------              ------
Operating (loss) before
provision for  income taxes         (52)             (17)           (69)          (86)             (11)                (97)
Income tax benefit                     5                7             12           (1)                1                   -
                                  ------           ------         ------        ------           ------              ------
Net (loss)                          (47)             (10)           (57)          (87)             (10)                (97)
                                  ======           ======         ======        ======           ======              ======


                     The accompanying notes are an integral part of the unaudited condensed financial statements



                                                         AIRPLANES GROUP

                             UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                       Nine months Ended December 31 1995 and December 31 1996

                                                         Airplanes Limited                       Airplanes Trust        Combined
                                           ------------------------------------------------      ---------------      ------------
                                              Share            Net          Shareholders'              Net            Shareholders
                                             Capital       Liabilities        Deficit              Liabilities        Deficit/ Net
                                                                                                                      Liabilities
                                           ------------------------------------------------      ---------------      ------------
                                           ($millions)     ($millions)      ($millions)            ($millions)        ($millions)

Balance at March 31 1995                        0             772                772                    70                842

Net loss for the period                                        47                 47                    10                 57
Distributions to GPA , net                      0             153                153                    29                182
Deferred interest on indebtedness to GPA        0            (35)               (35)                   (3)               (38)
                                           ------          ------             ------                ------             ------
Balance at December 31, 1995                    0             937                937                   106              1,043
                                           ======          ======             ======                ======             ======

Balance at March 31 1996                        0             893                893                   123              1,016

Net loss for the period                                        87                 87                    10                 97
                                           ------          ------            -------                ------             ------
Balance at December 31, 1996                    0             980                980                   133              1,113
                                           ======          ======             ======                ======             ======


                                The accompanying notes are an integral part of the unaudited condensed financial statements



                                                                                  AIRPLANES GROUP

                                                                    UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS



                                                                          Nine Months Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                                  1995                                      1996
                                                --------------------------------------      -------------------------------------
                                                Airplanes       Airplanes                   Airplanes     Airplanes
                                                 Limited          Trust       Combined       Limited        Trust        Combined
                                                ---------       ---------     --------      ---------     ---------      --------
                                                               ($millions)                               ($millions)
Cash flows from operating activities
Net loss                                            (47)          (10)           (57)          (87)          (10)          (97)
Adjustment to reconcile (net loss)
---------------------------------------------
to net cash provided by operating activities:
---------------------------------------------
Depreciation and Amortisation                       136            18            154           136            19           155
Aircraft maintenance, net                            18             3             21            14             7            21
Deferred income taxes                                (5)           (7)           (12)            1            (1)            -
Provision for loss making leases and downtime        (7)            5             (2)           (9)           (5)          (14)
Accrued and deferred interest expense                36             3             39            90             9            99

Changes in operating assets & liabilities:
Accounts receivable, net                             14             1             15            (9)           (6)          (15)
Intercompany account movements                        -             -              -             9            (7)            2
Other accruals and liabilities                       (8)            -             (8)           25             7            32
Other assets                                           -            -                           (1)            -            (1)
                                                 ------        ------         ------        ------        ------        ------
Net cash provided by operating activities           137            13            150           169            13           182
                                                 ======        ======         ======        ======        ======        ======

Cash flows from investing activities
Purchase of aircraft                                  -             -              -            44        (45)              (1)
Capital and sales type leases                        12             -             12            14                          14
Intercompany movements - Airplanes Group                                                       (44)        44
Other                                                (2)            -             (2)            -          -                -
Net cash provided by/(used in)                   ------        ------         ------        ------        ------        ------
investing activities                                 10             -             10            14            (1)           13
                                                 ======        ======         ======        ======        ======        ======

Cash flows from financing activities
Decrease in indebtedness                              -             -               -         (163)          (12)         (175)
Distributions to GPA                               (147)          (13)          (160)
Net cash used in                                 ------        ------         ------        ------        ------        ------
    financing activites                            (147)          (13)          (160)         (163)          (12)         (175)
                                                 ======        ======         ======        ======        ======        ======
Net increase in cash                                  -             -              -            20             -            20
Cash at beginning of period                         123            12            135           214             6           220
                                                 ------        ------         ------        ------        ------        ------
Cash at end or period                               123            12            135           234             6           240
                                                 ======        ======         ======        ======        ======        ======
Cash paid in respect of:
Interest                                            222            22            244           182            18           200
                                                 ======        ======         ======        ======        ======        ======


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

               Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class
A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently cancelled on July 30, 1996 under the terms of the Transaction. Indebtedness at March 31, 1996 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $5 million of discounts on issue and net of $13 million of Class E Notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.


2. Basis of Preparation

               The accompanying unaudited condensed financial statements of Airplanes Limited, Airplanes Trust and the combined unaudited condensed balance sheets, statements of operations, statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis and on the bases and using the assumptions set out below and in conformity with United States generally accepted accounting principles.

                The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 1996 and for the three and nine month periods ending December 31, 1996 and December 31, 1995. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

               (ii) For the purposes of these financial statements, for periods prior to March 28, 1996, an allocation of certain GPA costs such as selling, general and administrative expenses has been made to Airplanes Limited and Airplanes Trust. The most significant element of these costs relate to aircraft management fees, substantially all of which are asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. The balance of such costs has been allocated in proportion to leasing revenues (excluding maintenance revenues). Management believes that the bases for these allocations are reasonable for these periods.

               (iii) The financial statements for the year ended March 31, 1995 and in respect of the period up to the Closing Date have been prepared assuming Airplanes Group had been financed with indebtedness to GPA in an amount equivalent to the aggregate amount of all classes of notes (A, B, C, D and E) originally expected to be issued by Airplanes Group pursuant to the Transaction of $4,602 million. It has also been assumed that such indebtedness built up as and when Airplanes Group acquired Aircraft, at an amount equal to the appraised value (based on the value of each Aircraft given a stable market with a reasonable balance of supply and demand and a reasonable period of time available for marketing) of the Aircraft at October 31, 1995. In addition, it has been assumed that no repayment of debt was made during the period up to the Closing Date.

               At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million were subsequently cancelled under the terms of the Transaction (giving effect to certain purchase price adjustment provisions of the agreements pursuant to which subsidiaries of GPA were sold to Airplanes Group). These financial statements include indebtedness in respect of the Class E Notes of $591 million at March 31, 1996 (approximately 13% of the total indebtedness of Airplanes Group at that date). It has been assumed that the indebtedness to GPA (explained above) of $4,602 million was repaid from the proceeds of the Notes and the Class E Notes.

               (iv) The interest charged on Airplanes Group's indebtedness to GPA in the periods prior to the Closing Date is based on GPA's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995 and 1996, respectively. In the period from the Closing Date to December 31, 1996, interest expense is based on the actual terms of the Notes and the Class E Notes issued.

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

                (v) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the Transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from GPA. The cash balances as at March 31, 1996 and December 31, 1996 represent the actual cash balances held by Airplanes Group at those dates.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust ( the "Trust") issued $4,048 million of Pass Through Certificates (the "Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate sub classes. Each class and subclass of the Certificates represents fractional undivided beneficial interests in two corresponding classes or subclasses of notes (collectively, the "Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group, ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "Guarantees") the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the "Underwritten Offering") in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, approximately $13 million were subsequently cancelled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to approximately 82 aircraft operators in approximately 40 different countries as at March 31, 1996. At December 31, 1996, 223 of Airplanes Group's 229 owned Aircraft were on lease to 80 operators in 41 countries.

Airplanes Limited is a special purpose limited liability company formed on November 3, 1995 under the laws of Jersey, Channel Islands. Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited, in which it holds 95% of the ordinary share capital. At December 31, 1996, Airplanes Holdings Limited directly or indirectly through its subsidiaries, owned 204 of the Aircraft.

Airplanes Trust is a business trust formed pursuant to the Airplanes Trust Agreement dated November 29, 1995 under the laws of Delaware. Airplanes Trust has one direct, wholly-owned subsidiary, AeroUSA, Inc., a Connecticut corporation. AeroUSA, Inc. itself has one direct wholly-owned subsidiary, AeroUSA 3, Inc., also a Connecticut corporation. At December 31, 1996, AeroUSA, Inc. directly and indirectly owned 25 of the Aircraft.

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

General

Substantially all of Airplanes Group's business is expected to consist of aircraft operating lease activities. However, Airplanes Group may also engage in aircraft sales subject to certain limitations and guidelines. Airplanes Group's operating results and cash flows are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of aircraft owned by Airplanes Group and (iii) Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

Results of Operations - Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995.

Airplanes Group's results of operations for the three months ended December 31, 1996 reflected a continuation of the reasonably favorable industry conditions for the period notwithstanding the fact that Canadian Airlines, Airplanes Group's third largest lessee by initial appraised value as of October 31, 1995, proposed a rescheduling of its contractual obligations. See "Results of Operations - Three Months Ended December 31, 1996 compared with Three Months Ended December 31, 1995 - Bad Debt, Downtime, Loss-
Making Lease Provisions and Other Lease Costs".   Overall, Airplanes Group
generated $34 million in cash from operations in the three months to December 31, 1996 compared to $39 million in the same period of the previous year. The decrease in cash from operations generated in the three month period to December 31, 1996 is primarily attributable to the refund of $14m of maintenance receipts to a lessee which were replaced by letters of credit partially offset by a lower overall cash cost of capital in the period to December 31, 1996 than that assumed in the same period to December 31, 1995. Overall there was a net loss for the three months to December 31, 1996 of $34 million (Airplanes Limited: $30 million; Airplanes Trust: $4 million).

Revenues

Revenues for the three months ended December 31, 1996 remained relatively unchanged at $150 million (Airplanes Limited: $134 million; Airplanes Trust:
$16 million) compared with $154 million (Airplanes Limited: $138 million; Airplanes Trust: $16 million) for the three months ended December 31, 1995.
The small reduction in 1996 primarily reflects a generally lower interest rate environment (which impacts the pricing of certain lease rentals) partially offset by a higher number of aircraft on lease. At December 31, 1996, Airplanes Group had 223 Aircraft on lease (Airplanes Limited: 199 Aircraft; Airplanes
Trust: 24 Aircraft) compared with 220 Aircraft on lease at December 31, 1995 (Airplanes Limited: 200 Aircraft; Airplanes Trust: 20 Aircraft). Maintenance reserve receipts, which Airplanes Group receives from certain of its lessees in respect of the cost of maintaining leased aircraft, are included in revenues.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 1996 amounted to $51 million (Airplanes Limited: $44 million; Airplanes Trust: $7 million) compared with $52 million (Airplanes Limited: $46 million; Airplanes Trust: $6 million) for the comparative period in 1995. This reflects the relatively similar fleets in both periods.

Net Interest Expense

Net interest expense amounted to $100 million (Airplanes Limited: $91 million; Airplanes Trust: $9 million) in the three month period ended December 31, 1996. On the basis assumed, net interest expense recorded in the three month period ended December 31, 1995 amounted to $94 million (Airplanes Limited: $85 million; Airplanes Trust : $9 million).

Net interest expense in the period to December 31, 1995 has been determined on the basis set out in Note 2 to the unaudited condensed financial statements. This essentially assumes that for this period, Airplanes Group's debt was owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. The interest charge for the three month period ended December 31, 1995 has been calculated based on the assumption that all of the debt bears interest at the assumed historic rate (based on GPA's assumed average cost of debt) of 8.25% in the year ended March 31, 1996.

The interest charge for the three month period ended December 31, 1996 is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1996 was 6.58% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,894 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index).

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the three month period to December 31, 1995 is substantially accounted for by the assumption that Airplanes Group paid cash interest at the per annum rate of 1% on the portion of indebtedness to GPA which was assumed, for the purpose of the unaudited condensed financial statements, to be refinanced by the Class E Notes (the Class E Note Portion). The Class E Note Portion was assumed to represent approximately 15% of total indebtedness to GPA in each period under review prior to March 28, 1996.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the three month period ended December 31, 1996 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 1996, Airplanes Group earned interest income (including lessee default interest) of $5 million (Airplanes Limited: $5 million; Airplanes Trust: nil) compared with $3 million in the three months ended December 31, 1995 (Airplanes Limited: $3 million; Airplanes Trust: nil). The increase is primarily attributable to cash balances in the three months ended December 31, 1996 being higher than those assumed in the period to December 31, 1995 and a higher level of default interest being earned in the three months to December 31, 1996.

Bad Debt, Downtime, Loss-Making Lease Provisions and Other Lease Costs

A substantial part of the balance of Airplanes Group's costs in any period may consist of allowances for bad and doubtful debts and net provisions for downtime and loss making leases. It is Airplanes Group's practice to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held. Airplanes Group provides for downtime costs based on an estimated re-lease date of the particular aircraft off-lease. Downtime costs include depreciation, allocated interest (determined as set forth below in the context of provisions for loss-making leases) and any other directly attributable costs for the specific aircraft for the estimated off-lease period. A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the remaining principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest, 9% per annum, which is payable only in the event that the principal amount of all the Notes is repaid) or, in the case of periods prior to March 28, 1996, with assumed indebtedness from GPA equivalent to the appraised value of such aircraft at October 31, 1995. This results in a significant number of leases being 'loss making'- in terms of profitability- while still being cash positive.

While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 1996, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $1 million in respect of bad and doubtful debts (Airplanes Limited: nil; Airplanes Trust: $1 million) in the three months ended December 31, 1996. This is compared with an overall net credit in respect of bad and doubtful debts for the three months ended December 31, 1995 of $1 million (Airplanes
Limited: $1 million; Airplanes Trust: nil). The net charge in 1996 was primarily as a result of the requirement for provisions against receivable balances due from certain Asian and South American lessees.

In December 1996, as previously announced in the Report on Form 8-K filed on December 16, 1996, Canadian Airlines approached its creditors, including Airplanes Group, with proposals to reschedule its obligations as part of a general plan designed to address its financial difficulties. Airplanes Group has thirteen Aircraft on lease to Canadian Airlines, and the airline is the third largest lessee of Airplanes Group Aircraft based on initial appraised value as of October 31, 1995. Canadian Airlines has proposed to its aircraft lessors, including Airplanes Group, that it be granted a deferral of operating lease rentals for the three month period from December 1996 to February 1997 and a deferral of finance lease principal payments for the six month period from December 1996 to May 1997. Canadian Airlines has proposed that the deferred payments be repaid with interest over a two and a half year period commencing October 1998. Canadian Airlines stopped paying operating lease rentals and finance lease principal payments to Airplanes Group, and indicated its intention to stop paying other aircraft lessors, from December 1, 1996. Because of the existing security held by Airplanes Group, no net provision for doubtful debts was required in respect of Canadian Airlines at December 31, 1996.

Airplanes Group is analyzing the proposals made to it by Canadian Airlines. There can be no assurance regarding whether and on what terms any agreement with Canadian Airlines can be reached or the time period it may take to reach such agreement.

There was an overall net utilization of $4 million (Airplanes Limited: $2 million; Airplanes Trust: $2 million) in respect of downtime and 'loss making' lease provisions in the three months to December 31, 1996. This is similar to the net overall utilization of $5 million (Airplanes Limited: $6 million; Airplanes Trust: a charge of $1 million) in the three month period to December 31, 1995.

Other lease costs in the three months ended December 31, 1996 amounted to $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) compared to other lease costs of $4 million (Airplanes Limited: $3 million; Airplanes
Trust: $1 million) in the three months to December 31, 1995. Efforts are continuing with regard to the sale of two of Airplanes Group's DC10-30s; there is no expectation at present that the $15 million provision previously made with respect to these aircraft will not be sufficient. See "--Results of Operations -- Nine Months Ended December 31, 1996 Compared with Nine Months Ended December 31, 1995 -- Bad Debt, Downtime, Loss-Making Lease Provisions and Other Lease Costs."

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to December 31, 1996 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).This is a similar expense to that incurred in the three months to December 31, 1995 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GE Capital Aviation Services, Limited ("GECAS"). Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in the three months to December 31, 1996 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees. This is a similar charge to the expense incurred in respect of GECAS servicing fees in the comparative period to December 31, 1995 of $6 million (Airplanes limited: $5 million; Airplanes
Trust: $1 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1996 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA. Arrangements with GPA in respect of administrative agency services and cash management services only became effective on March 28, 1996. See "Basis of Preparation - Bases and Assumptions (ii)" for an explanation of the basis of allocating non aircraft management related costs in periods prior to March 28, 1996.

Operating Loss

The operating loss for the three months ended December 31, 1996 was $34 million (Airplanes Limited: $30 million; Airplanes Trust: $4 million) compared with an operating loss of $23 million for the three months ended December 31, 1995 (Airplanes Limited: $17 million; Airplanes Trust: $6 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. At March 31, 1996 and December 31, 1996, the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at those dates. There was no overall tax benefit or charge in the three months to December 31, 1996 (Airplanes Limited: nil; Airplanes
Trust: nil) compared with a tax benefit of $5 million in the same period in 1995 (Airplanes Limited: $2 million; Airplanes Trust: $3 million).

Net Loss

The net loss for the three months ended December 31, 1996 after taxation was $34 million (Airplanes Limited: $30 million; Airplanes Trust: $4 million) compared with a net loss after taxation for the three months ended December 31, 1995 of $18 million (Airplanes Limited: $15 million; Airplanes Trust: $3 million).

Despite the continuing reasonably favourable trading environment, Airplanes Group's activities will continue to be adversely affected by the weak financial condition of certain lessees and by continuing difficult trading conditions in certain jurisdictions. Airplanes Group's results will also continue to be affected by utilization of provisions previously made in respect of the substantial number of leases that continue to be 'loss making' and by the requirement, if any, to make future provisions in respect of 'loss making' leases.

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

Liquidity

Airplanes Group's statement of cash flows for the period to December 31, 1995 has been prepared on the assumption that Airplanes Group maintained constant cash balances of approximately $135 million up to March 28, 1996. The actual cash balances of Airplanes Group at March 31, 1996 amounted to $220 million (Airplanes Limited: $214 million; Airplanes Trust: $6 million). The increase in actual cash balances at March 31, 1996 reflects primarily $50 million in additional Class A-5 Notes issued on March 28, 1996, together with certain adjustments to the mix of collateral in respect of receivables transferred on such date. Actual cash balances at December 31, 1996 amounted to $240 million (Airplanes Limited: $234 million ; Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 1996 amounted to $34 million (Airplanes Limited: $28 million; Airplanes
Trust: $6 million) compared with $39 million in the three months ended December 31, 1995 (Airplanes Limited: $35 million; Airplanes Trust: $4 million). This includes cash paid in respect of interest of $69 million in the three months to December 31, 1996 (Airplanes Limited: $62 million; Airplanes Trust: $7 million) compared with $82 million in the three months to December 31, 1995 (Airplanes Limited: $75 million; Airplanes Trust: $7 million). See "Results of Operations - Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995 -- Net Interest Expense" above for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated for periods prior to March 28, 1996. In addition, depreciation and amortization amounted to $51 million in the three months to December 31, 1996 (Airplanes Limited:
$44 million; Airplanes Trust: $7 million) compared with $52 million in the comparable period in 1995 (Airplanes Limited: $46 million; Airplanes Trust: $6 million).

Investing and Financing Activities

Cash flows from investing and financing activities in the three months to December 31, 1996 primarily reflect the repayment of $48 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $43 million; Airplanes Trust: $5 million).

As described, no use of cash to repay indebtedness has been assumed in periods prior to March 28, 1996. Instead, distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $135 million in 1995 have been assumed as Airplanes Group was not a separately financed entity in this period. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $41 million in the three months to December 31, 1995 (Airplanes Limited: $37 million; Airplanes Trust: $4 million).

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group initially entered into interest rate swaps with an aggregate notional principal amount of $2.62 billion (the 'Initial Swaps'). Under these Initial Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Initial Swaps amortize having regard to the minimum amortization schedule of the Class A and B Notes, the expiry dates of the leases then existing under which lessees were contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, GPA Financial Services Limited, a subsidiary of GPA Group, as Airplanes Group's Administrative Agent seeks to enter into additional swaps or sell at market value or unwind part or all of the initial swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 1996, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $2,920 million. This consisted of $980 million in respect of the unamortized balance of the notional amount of the Initial Swaps and $1,940 million in respect of the unamortized balance of the notional amount of additional swaps ("additional swaps") entered into by Airplanes
Group since March 28, 1996 in order to rebalance Airplanes Group's mix of fixed and floating interest rate obligations and the fixed and floating mix of rental payments. None of the additional swaps have maturity dates extending beyond July 1999. As of December 31, 1996, of the $980 million aggregate notional amount of the unamortized balance of the Initial Swaps, an amortizing swap with a notional amount of $160 million had a final maturity date of April 1997, an amortizing swap with a notional amount of $310 million had a final maturity date of October 1998 and an amortizing swap with a notional amount of $510 million had a final maturity date of April 2001.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ("Swaptions"). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the initial and any future Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to December 31, 1996, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $89 million and sold Swaptions with an aggregate notional principal balance of $25 million. The net aggregate notional principal balance of Swaptions at December 31, 1996 therefore amounted to $64 million.

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

Results of Operations - Nine Months Ended December 31, 1996 Compared with Nine Months Ended December 31, 1995

Airplanes Group's results of operations for the nine months ended December 31, 1996 reflected a continuation of a generally improved industry conditions for the period, offset by the requirement for Airplanes Group to make specific provisions for certain older wide body aircraft in the September quarter. Overall, Airplanes Group generated $182 million in cash from operations in the nine months to December 31, 1996 compared to $150 million in the same period of the previous year. The increase in cash from operations generated in the nine month period to December 31, 1996 is primarily attributable to a lower overall cost of capital in that period than that assumed in the same period to December 31, 1995.

Revenues

Overall, revenues for the nine months ended December 31, 1996 remained relatively unchanged at $459 million (Airplanes Limited: $405 million; Airplanes Trust: $54 million) compared with $465 million (Airplanes Limited:
$419 million; Airplanes Trust: $46 million) for the nine months ended December 31, 1995, reflecting the relatively similar portfolio in the periods. A somewhat lower interest rate environment in the nine months to December 31, 1996 had the effect of reducing revenues. This was partially offset by an increased number of Aircraft on lease during the period. Maintenance reserve receipts, which Airplanes Group receives from certain of its lessees to provide against the cost of maintaining leased Aircraft, are included in revenues.

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 1996 amounted to $155 million (Airplanes Limited: $136 million; Airplanes
Trust: $19 million) which is similar to the charge for the comparative period in 1995 reflecting the relatively similar fleets in both periods.

Net Interest Expense

Net interest expense amounted to $286 million (Airplanes Limited: $260 million; Airplanes Trust: $26 million) in the nine month period ended December 31, 1996. On the basis assumed, net interest expense recorded in the nine month period ended December 31, 1995 amounted to $278 million (Airplanes
Limited: $253 million; Airplanes Trust : $25 million).

Net interest expense in the nine month period to December 31, 1995 has been determined on the basis set out in Note 2 to the unaudited condensed financial statements. This essentially assumes that for this period, Airplanes Group's debt was owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. The interest charge for the nine month period ended December 31, 1996 is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Class A - D Notes during the nine month period to December 31, 1996 was 6.60% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,963 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by the US Consumer Price Index).

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the nine month period to December 31, 1995 is substantially accounted for by the assumption that Airplanes Group paid cash interest at the per annum rate of 1% on the Class E Note Portion. The Class E Note Portion was assumed to represent approximately 15% of total indebtedness to GPA in each period under review prior to March 28, 1996.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the nine month period ended December 31, 1996 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period.

Net interest is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 1996, Airplanes Group earned interest income (including lessee default interest) of $12 million (Airplanes Limited: $12 million; Airplanes Trust: nil) compared with $9 million in the nine months ended December 31, 1995 (Airplanes Limited: $8 million; Airplanes Trust: $1 million). The increase is primarily attributable to cash balances in the nine months ended December 31, 1996 being higher than those assumed in the period to December 31, 1995.

Bad Debt, Downtime, Loss-Making Lease Provisions and Other Lease Costs

A substantial part of the balance of Airplanes Group's costs in any period may consist of allowances for bad and doubtful debts and net provisions for downtime and 'loss making' leases. See '--Results of Operations - Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995' for a discussion on Airplanes Group's accounting practices in respect of delinquent receivables and provisions for downtime and 'loss making' leases.

The number of Airplanes Group's lessees which continued to experience financial difficulties in the nine month period ended December 31, 1996 was small relative to prior periods and the payment performance with regard to certain other carriers improved in the period reflecting the continuing reasonably favourable general trading environment. Overall, there was no net charge in respect of bad and doubtful debts (Airplanes Limited: nil; Airplanes Trust:
nil) in the nine month period ended December 31, 1996. This is compared with an overall net credit in respect of bad and doubtful debts for the nine months ended December 31, 1995 of $7 million (Airplanes Limited: $7 million; Airplanes Trust: nil). Also in the nine months ended December 31, 1996, Airplanes Group's third largest lessee - Canadian Airlines - approached its creditors, including Airplanes Group, as part of a general plan designed to address the airline's financial difficulties. See "Results of Operations - Three Months Ended December 31, 1996 compared with Three Months Ended December 31, 1995 - Bad Debts, Downtime, Loss Making Lease Provisions and Other Lease Costs".

There was an overall net utilization of $14 million (Airplanes Limited: $9 million; Airplanes Trust: $5 million) in respect of downtime and loss making lease provisions in the nine months to December 31, 1996. This is compared with a net overall utilization of $2 million (Airplanes Limited: a net utilization of $7 million; Airplanes Trust: a charge of $5 million) in the nine month period to December 31, 1995.

Other lease costs in the nine months ended December 31, 1996 amounted to $30 million (Airplanes Limited: $23 million; Airplanes Trust: $7 million) compared to other lease costs of $17 million (Airplanes Limited: $16 million; Airplanes
Trust: $1 million) in the nine months to December 31, 1995. In the nine months to December 31, 1996, other lease costs include provisions for maintenance and other costs of $15 million in respect of two of Airplanes Group's DC10-30 Aircraft which are not, and have not been, in revenue service for some time. The weak market generally for older wide body aircraft is adversely impacting Airplanes Group's efforts to realize value from these two Aircraft. These efforts may result in the sale of the two DC10-30 Aircraft, a conversion of the Aircraft to freighter configuration, or a combination of these or other solutions. A provision of $15 million has been made in respect of the current estimate of certain irrecoverable maintenance and conversion costs and related 'loss making lease' provisions, or in the event of the sale of the Aircraft, the expected losses on such sales. These amounts are current estimates and the final cost may be higher depending on the ultimate outcome. Any conversion or sale would be conducted in compliance with the relevant provisions of the indentures governing the Notes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period to December 31, 1996 amounted to $27 million (Airplanes Limited: $24 million; Airplanes Trust: $3 million). This is a similar charge to that reported in the nine months ended December 31, 1995, which was $26 million (Airplanes Limited:
$23 million; Airplanes Trust: $3 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $27 million in the nine months to December 31, 1996 include $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million) relating to GECAS servicing fees. This is a similar charge to the expense incurred in respect of GECAS servicing fees in the period to December 31, 1995, which was $17 million (Airplanes Limited: $15 million; Airplanes Trust: $2 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1996 was $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to GPA. Arrangements with GPA in respect of administrative agency services and cash management services only became effective on March 28, 1996.

Operating Loss

The operating loss for the nine months ended December 31, 1996 was $97 million (Airplanes Limited: $86 million; Airplanes Trust: $11 million) compared with an operating loss of $69 million for the nine months ended December 31, 1995 (Airplanes Limited: $52 million; Airplanes Trust: $17 million). The increase in the loss is primarily accounted for by the $15 million in provisions in respect of the two DC10-30 Aircraft discussed above in "Results of Operations
- Nine Months Ended December 31, 1996 Compared With Nine Months Ended December 31, 1995 - Bad Debt, Downtime, Loss Making Lease Provisions and Other Lease Costs". Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. At March 31, 1996 and December 31, 1996, the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at those dates.
There was no overall tax benefit or charge in the nine months to December 31, 1996 (Airplanes Limited: a charge of $1 million; Airplanes Trust: a credit of $1 million) compared with a tax benefit of $12 million in the same period in 1995 (Airplanes Limited: $5 million; Airplanes Trust: $7 million).

Net Loss

The net loss for the nine months ended December 31, 1996 after taxation was $97 million (Airplanes Limited: $87 million; Airplanes Trust: $10 million) compared with a net loss after taxation for the nine months ended December 31, 1995 of $57 million (Airplanes Limited: $47 million; Airplanes Trust: $10 million).

Financial Resources and Liquidity

Operating Activities

Net cash generated by operating activities in the nine months ended December 31, 1996 amounted to $182 million (Airplanes Limited: $169 million; Airplanes
Trust: $13 million) compared with $150 million in the nine months ended December 31,1995 (Airplanes Limited: $137 million; Airplanes Trust: $13 million). This reflects $200 million of cash paid in respect of interest in the period to December 31, 1996 (Airplanes Limited: $182 million; Airplanes
Trust: $18 million) compared with $244 million in the period to September 30, 1995 (Airplanes Limited: $222 million; Airplanes Trust: $22 million). See "Results of Operations - Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995" for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated for periods prior to March 28, 1996.

Investing and Financing Activities

Cash flows from investing and financing activities in nine months to December 31, 1996 primarily reflect the repayment of $175 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $163 million; Airplanes Trust: $12 million).

As described, no use of cash to repay indebtedness has been assumed in periods prior to March 28, 1996. Instead, distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $135 million in 1995 have been assumed as Airplanes Group was not a separately financed entity in this period. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $160 million in the nine months to December 31, 1995 (Airplanes Limited: $147 million; Airplanes Trust: $13 million).


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


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Financial Data Schedule of Airplanes Limited

            27.2 Financial Data Schedule of Airplanes U.S. Trust


               (b) Reports on Form 8-K: Filed for event dates November 15, 1996 (relating to the monthly report to holders of the Certificates); December 16, 1996 (relating to the monthly report to holders of the Certificates and a press release relating to Canadian Airlines) and January 15, 1997 (relating to the monthly report to holders of the Certificates).


                                  SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 11, 1997                   AIRPLANES LIMITED


                                          By: /s/ WILLIAM M. MCCANN
                                              William M. McCann
                                              Director and Principal
                                              Accounting Officer


Date: February 11, 1997
                                          AIRPLANES U.S. TRUST


                                          By: /s/ WILLIAM M. MCCANN
                                              William M. McCann
                                              Controlling Trustee
                                              and Principal Accounting Officer



                  AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                               INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1     Financial Data Schedule of Airplanes Limited

27.2     Financial Data Schedule of Airplanes U.S. Trust