Form 10-K405
period 1997-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1997-06-26
CIK 1004539, 1004540

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                      ------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                             None
--------------------------------------------     --------------------------------------------

--------------------------------------------     --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

ISSUER                             CLASS                                             OUTSTANDING AT JUNE 26, 1997
Airplanes Limited                  Ordinary Shares, $1.00 par value                               30

================================================================================

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                         ------

PART I

Item 1.    Business......................................................................      2

Item 2.    Properties....................................................................     38

Item 3.    Legal Proceedings.............................................................     39

Item 4.    Submission of Matters to a Vote of Security-Holders...........................     39

PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters.........     40

Item 6.    Selected Combined Financial Data..............................................     41

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of         44
           Operations....................................................................

Item 8.    Financial Statements and Supplementary Data...................................     56

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial          56
           Disclosure....................................................................

PART III

Item 10.   Directors and Executive Officers of the Registrants...........................     56

Item 11.   Executive Compensation........................................................     68

Item 12.   Security Ownership of Certain Beneficial Owners and Management................     69

Item 13.   Certain Relationships and Related Transactions................................     69

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     70

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (collectively, the "Certificates") in four classes -- Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each Certificate represents a fractional undivided beneficial interest in two corresponding classes or subclasses of notes (collectively, the "Notes") issued by Airplanes Limited, a Jersey limited liability company ("Airplanes Limited"), and Airplanes U.S. Trust, a Delaware business trust ("Airplanes Trust") (together with, unless the context otherwise requires, each of their subsidiaries, "Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "Guarantees") the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the "Underwritten Offering") in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes"), to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, $13 million were cancelled in July 1996 pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. These GPA Group subsidiaries owned 229 aircraft (the "Aircraft") and related leases to approximately 83 aircraft operators in approximately 40 different countries. The acquisition of such subsidiaries and the resulting acquisition of the Aircraft and related leases is referred to herein as the "Acquisition".

     As of March 31, 1997, 223 of the Aircraft were on lease to 79 aircraft operators based in 40 countries. Of the remaining six Aircraft, two were the subject of non-binding letters of intent to lease, one was the subject of a non-binding letter of intent to sell and one was subject to a lease (with delivery to the relevant lessee scheduled for a date after March 31, 1997). The remaining two Aircraft were being actively re-marketed. The Aircraft subject to a non-binding letter of intent to sell was subsequently sold. Of the remaining 228 Aircraft, 18 are widebody types and 210 are narrowbody types. Of the two Aircraft which were being actively re-marketed at March 31, 1997, one subsequently became subject to a non-binding letter of intent to sell.

AIRPLANES LIMITED

     Airplanes Limited is a special purpose limited liability company formed under the laws of Jersey, Channel Islands for an unlimited duration for certain limited purposes, including directly or indirectly acquiring, financing, re-financing, owning, leasing, re-leasing, maintaining and modifying the Aircraft. In addition, within the limits set forth in the Airplanes Limited Trust Indenture (the "Airplanes Limited Trust Indenture") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Trustee (the "Airplanes Limited Indenture Trustee"), Airplanes Limited may sell the Aircraft. Airplanes Limited may also guarantee the obligations of Airplanes Trust and the subsidiaries of Airplanes Trust, enter into certain hedging contracts as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and establish and provide loans or guarantees to, or in respect of, its subsidiaries.

     Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited ("Holding Co."), in which it holds 95% of the ordinary share capital. GPA Group holds the remaining 5% of the ordinary share capital of Holding Co. The 5% shareholding by GPA Group is intended to ensure that Holding Co. and certain of the other Transferred Companies (as defined below) continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. Airplanes Limited operates its business through its direct and indirect subsidiaries. Airplanes Limited and its subsidiaries are also permitted to lease Aircraft to or from, or sell Aircraft to or buy Aircraft from, other members of Airplanes Group.

     On March 28, 1996, Airplanes Limited indirectly acquired 206 of the Aircraft and related leases through the acquisition of the Holding Co. capital stock. During the year to March 31, 1997, in order to facilitate the structuring of certain leasing transactions, two Aircraft were transferred from the indirect ownership of Airplanes Limited to AeroUSA, Inc. ("AeroUSA"), a Connecticut corporation and a wholly-owned subsidiary of Airplanes Trust. As of March 31, 1997, Holding Co. owned (i) 31 of the Aircraft and related leases, (ii) 13 wholly-owned subsidiaries which owned 173 of the Aircraft (the "Aircraft Owning Companies") and (iii) nine other wholly-owned subsidiaries ("Special Lessors") which owned no aircraft and whose business is to lease certain of the Aircraft from the Aircraft Owning Companies and sublease such Aircraft to various aircraft operators (the Aircraft Owning Companies, the Special Lessors, AeroUSA and AeroUSA 3 (as defined below) are collectively referred to as the "Transferred Companies".) The Special Lessors are largely incorporated in various European jurisdictions. Additional Special Lessors may be incorporated in other jurisdictions in the future.

     Airplanes Limited has a Board of Directors but has, and will have, no employees or executive officers. Accordingly, the Board relies, for all asset servicing, executive and administrative functions, upon (i) GE Capital Aviation Services, Limited ("GECAS"), as Servicer (the "Servicer"), pursuant to the Servicing Agreement (the "Servicing Agreement") dated as of March 28, 1996, as amended, among Airplanes Limited, AeroUSA, Holding Co., Airplanes Trust, GPA Cash Manager Limited ("GPA Cash Manager") and GECAS; (ii) GPA Financial Services (Ireland) Limited ("GPA Financial"), as Administrative Agent (the "Administrative Agent"), pursuant to the Administrative Agency Agreement (the "Administrative Agency Agreement") dated as of March 28, 1996 among GPA Financial, GPA Group, Airplanes Limited, Holding Co., Airplanes Trust and AeroUSA; (iii) GPA Cash Manager, as Cash Manager (the "Cash Manager"), pursuant to the Cash Management Agreement (the "Cash Management Agreement") dated as of March 28, 1996 among GPA Cash Manager, GPA Group, Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Indenture Trustee, (as defined below) under each of the Trust Indentures (as defined below) and as Security Trustee (the "Security Trustee") pursuant to the Security Trust Agreement (the "Security Trust Agreement") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries listed therein, GPA Financial, GPA Cash Manager, GPA Group, GECAS, the Indenture Trustees (as defined below), the Reference Agent named therein and the Security Trustee; and (iv) various other service providers.

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

     Airplanes Limited has an authorized share capital of 10,000 ordinary shares, $1 par value per share, 30 of which have been issued. All of the issued capital stock of Airplanes Limited is held by Juris Limited and Lively Limited, each a Jersey company, for the benefit of certain charitable trusts (the "Charitable Trusts") established under the laws of Jersey. The holders of the issued capital stock of Airplanes Limited are entitled under the Articles of Association of Airplanes Limited to an annual fixed cumulative preferential dividend of $4,500 (the "Annual Dividend Amount"). The Annual Dividend Amount will be paid only when Airplanes Limited has distributable profits which may lawfully be so paid as dividends and no event of default ("Event of Default") with respect to any class of Certificates has occurred and is continuing. An "Event of Default" under the Certificates is defined as the occurrence and continuance of a "Note Event of Default" under either the Airplanes Limited Trust Indenture or the Airplanes Trust Trust Indenture (the "Airplanes Trust Trust Indenture" and, together with the Airplanes Limited Trust Indenture, the "Trust Indentures") dated as of March 28, 1996 among Airplanes Trust, Airplanes Limited and Bankers Trust Company, as Trustee (the "Airplanes Trust Indenture Trustee" and, together with the Airplanes Limited Indenture Trustee, the "Indenture Trustees").

AIRPLANES TRUST

     Airplanes Trust is a business trust formed pursuant to the Airplanes Trust Agreement under the laws of Delaware for certain limited purposes, including acquiring, financing, re-financing and owning the shares of capital stock of AeroUSA. In addition, Airplanes Trust may guarantee the obligations of Airplanes Limited, enter into certain hedging contracts and establish and provide loans or guarantees in respect of its subsidiaries. GPA, Inc., a wholly-owned subsidiary of GPA Group ("GPA, Inc."), holds the residual ownership interest in all of the property of Airplanes Trust, including the AeroUSA shares. Upon repayment in full of all indebtedness of Airplanes Trust, the AeroUSA shares will be transferred back to GPA, Inc. pursuant to its residual ownership interest. On March 28, 1996, Airplanes Trust indirectly acquired 23 of the Aircraft and related leases through the acquisition of all of the capital stock of AeroUSA, which was an indirect wholly-owned aircraft-owning subsidiary of GPA Group. During the year to March 31, 1997, in order to facilitate the structuring of certain leasing transactions, two Aircraft were transferred from the indirect ownership of Airplanes Limited to AeroUSA. As of March 31, 1997, Airplanes Trust indirectly owned 25 Aircraft and related leases.

     Airplanes Trust has one direct subsidiary, AeroUSA. AeroUSA itself has one direct subsidiary, AeroUSA 3, Inc., a Connecticut corporation ("AeroUSA 3"). The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts with First Security Bank, National Association, acting as trustee in order to satisfy regulations of the U.S. Federal Aviation Administration regarding the U.S. citizenship of the owners of U.S.-registered aircraft. Airplanes Trust holds voting trust certificates representing shares of AeroUSA.

Airplanes Trust operates its business through AeroUSA. AeroUSA and its subsidiary are also permitted to lease Aircraft to or from or sell Aircraft to, or buy Aircraft from, other members of Airplanes Group.

     The trustees of Airplanes Trust consist of Wilmington Trust Company, as Delaware Trustee, and as "Controlling Trustees", the same individuals who act as Directors of Airplanes Limited. Airplanes Trust has no, and will have no, employees or executive officers. Accordingly, the Controlling Trustees rely upon the Servicer, the Administrative Agent, the Cash Manager and the other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. One member of the Board of Controlling Trustees was appointed by the holder of a majority in aggregate principal amount of the Class E Notes and four are Independent Trustees. Any succeeding Independent Trustees will be appointed by a majority of the then acting Independent Trustees. "Independent Trustees" will not be officers, directors or employees of GPA Group, GECAS, GE Capital, any holder of the Class E Notes or any affiliate of these persons. Approval of certain significant transactions or proceedings with respect to Airplanes Trust or AeroUSA may only be obtained by a unanimous vote of all the Controlling Trustees of Airplanes Trust. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Trust's or AeroUSA's constituent documents, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Trust's or AeroUSA's assets. The composition of Airplanes Trust's Board of Controlling Trustees, and its composition if GE Capital acquires 90% or more of the ordinary share capital of GPA Group and elects to dismiss the then-acting Controlling Trustees, will be determined in the same manner as the composition of the Board of Directors of Airplanes Limited is determined. There can be no assurance that GE Capital will elect to exercise its rights to acquire any ordinary share capital of GPA Group.

     The indirect ownership of the Aircraft by two entities (Airplanes Limited and Airplanes Trust) reflects GPA Group's corporate structure prior to the Acquisition. It would not be tax-efficient in Ireland or the United States to have a single direct or indirect owner of the Aircraft.

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

RISK FACTORS

     The following summarizes certain risks which may materially affect the ability of Airplanes Limited and Airplanes Trust to pay the interest, principal and premium, if any, on the Notes (and hence, the ability of the Trust to pay interest, principal and premium, if any, on the Certificates) in full at or before their respective final maturity dates. There can be no assurance that Rental Payments (as defined below) under the leases will be adequate to pay the interest, principal and premium, if any, on the Notes in accordance with their terms.

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

     AeroUSA and AeroUSA 3 will continue to file U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. and its subsidiaries (the "GPA U.S. Tax Group"). There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously made by the GPA U.S. Tax Group. GPA Group believes that none of these audits will have a material adverse impact upon the financial condition or liquidity of AeroUSA or AeroUSA 3. AeroUSA, Airplanes Trust, GPA, Inc. and GPA Group have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") dated as of March 28, 1996 pursuant to which GPA indemnified AeroUSA against any U.S. federal, state or local tax liabilities ("Tax Liabilities"), if any, suffered by AeroUSA or AeroUSA 3 that are (i) related to any tax period or portion thereof prior to March 28, 1996 or (ii) related to any tax period or portion thereof on or following March 28, 1996 and are Tax Liabilities that AeroUSA or AeroUSA 3 would not have incurred if they were not and never had been members of the GPA U.S. Tax Group. Furthermore, under the Tax Sharing Agreement, with respect to GPA U.S. Tax Group returns, (i) AeroUSA shall be liable to GPA, Inc. for its share of Tax Liabilities based on the amount of Tax Liabilities that AeroUSA would have incurred if it and AeroUSA 3 were not and never had been members of the GPA U.S. Tax Group (the "Stand-alone Tax Liability") and (ii) to the extent that any amount payable by any member of the GPA U.S. Tax Group (other than AeroUSA or AeroUSA 3) in respect of Tax Liabilities for any tax period following March 28, 1996 is reduced to reflect a tax asset generated by AeroUSA or AeroUSA 3, then GPA Group will pay to AeroUSA, at the time such tax savings are realized, an amount equal to the difference between the actual taxes paid for such tax period and the amount of taxes that would have been payable in the absence of such tax asset. With respect to a liability of AeroUSA described in clause (i) of the preceding sentence, AeroUSA will pay such amounts to GPA, Inc. in cash only to the extent that payments due to taxing authorities are attributable to the Stand-alone Tax Liability of AeroUSA and AeroUSA 3; the remainder of any amounts payable to GPA, Inc. described in clause (i) will be paid in the form of subordinated, non-interest paying AeroUSA notes. Tax warranties of GPA and the indemnity of GPA for Tax Liabilities related to any tax period or portion thereof prior to March 28, 1996 only survive until March 28, 2003.

     The receipt by Airplanes Group from GPA of any amounts pursuant to indemnities against tax and other liabilities of the Transferred Companies will depend upon the financial condition and liquidity of GPA at the time any claim is made. Furthermore, to the extent any tax or other claims are successfully made against the Transferred Companies and not indemnified by GPA or paid from Airplanes Group's available cash flow, because the Notes are not secured directly or indirectly by the Aircraft or the leases, substantially all of the assets of the Transferred Companies, including the Aircraft, would be available for attachment and satisfaction of any such claim.

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

     Because Airplanes Group neither has nor will have executive management resources of its own, Airplanes Group relies upon the Servicer, the Administrative Agent, the Cash Manager and other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. While Airplanes Group has retained GECAS as the Servicer and wholly-owned subsidiaries of GPA Group as the Cash Manager and Administrative Agent, there can be no assurance that Airplanes Group will continue its arrangements with these organizations until the Notes are paid in full or that such organizations will continue their relationship with Airplanes Group until such time. Failure of these foregoing organizations to perform their respective contractual obligations to Airplanes Group could have a material adverse effect upon Airplanes Group's operations, which could adversely affect Airplanes Group's ability to repay the Notes and consequently affect the amount of payments made in respect of the Certificates. In the event that the Servicer, the Administrative Agent or the Cash Manager were to resign or have their respective contracts terminated pursuant to their respective contractual arrangements with, or on behalf of, Airplanes Group, there can be no assurance that suitable replacement service providers could be found, or found in a timely manner, and engaged on terms acceptable to Airplanes Group or that would not cause a downgrading in the then current rating relating to the Certificates. The loss of the Servicer, the Administrative Agent or the Cash Manager under such circumstances could have a material adverse effect on Airplanes Group's ability to make payments on the Notes.

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

     CONFLICTS OF INTEREST OF GECAS

     In addition to acting as Servicer, GECAS also participates in the management of certain aircraft assets owned by Aircraft Lease Portfolio Securitization 94-1 Limited ("ALPS 94-1"), GE Capital and its affiliates and other third parties, including GPA and its affiliates. (ALPS 94-1 is a special purpose vehicle with investment objectives similar to those of Airplanes Group.) GECAS will from time to time have conflicts of interest in performing its obligations to Airplanes Group and the other entities to which it provides management services and with respect to the aircraft for which it provides such services. Such conflicts may be particularly acute in situations involving GE Capital or its affiliates or investment vehicles sponsored by GE Capital or its affiliates (collectively, "GE Group"). Under certain of GECAS's aircraft servicing arrangements (including the ALPS 94-1 Servicing Agreement), such conflicts will not entitle the entities to whom GECAS provides services to replace GECAS as servicer except in certain limited circumstances.

     As of December 31, 1996, the portfolio of aircraft managed by GECAS and its affiliates (the "GECAS Managed Portfolio") comprised 891 aircraft. At such date, the owned portfolio of GE Group was comprised of 450 aircraft or 51% of the GECAS Managed Portfolio. GECAS announced in early 1996 that it had entered into a multi-year order for five Boeing 777 and 102 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft, of which four Boeing 737 jet aircraft were purchased in the period up to March 31, 1997. Under the agreement with Boeing, GECAS also may purchase up to 76 additional Boeing 737 jet aircraft. In addition, in the same period GECAS purchased three Boeing 737 jet aircraft, which were not included in the order announced in 1996. On July 15, 1996, GECAS entered into an order for 40 A320 aircraft and five A340 aircraft, and options for a further 40 A320 aircraft and five A340 aircraft. The first aircraft under this order is due for delivery in August 1997. From time to time, GE Group is likely to acquire additional new and used aircraft that are expected to be included in the GECAS Managed Portfolio and to be managed by GECAS and its affiliates and, in addition, GECAS may from time to time provide aircraft services to various third parties. GECAS also manages, and may in the future form and sponsor, additional aircraft or equipment leasing programs, some of which may have investment objectives that are the same as, or similar to, those of Airplanes Group. It is likely that, at various times, the aircraft in any such programs will compete with the Aircraft when the Aircraft are being marketed for re-lease or sale, and such programs may create additional conflicts of interest with respect to the marketing of the Aircraft for re-lease or sale. Conflicts of interest may also arise that involve the provision by GE Group of aircraft or engine financing to third parties, including Airplane Group's lessees. Moreover, certain of GECAS's marketing and servicing arrangements with its affiliates and other third parties include provisions that may have the effect, in certain circumstances, of requiring GECAS to give preference to such affiliates, other third parties or their respective aircraft over the Aircraft.

     GECAS continues to act as servicer of 94 Stage 3 and six Stage 2 aircraft (as of March 31, 1997) that continue to be owned or leased-in by GPA or its affiliates pursuant to an amended and restated servicing agreement between GECAS and GPA dated March 28, 1996 (the "GPA Management Agreement"). In addition, in connection with ALPS 94-1, GECAS services 27 Stage 3 aircraft and provides certain other services, which primarily relate to the sale and lease of aircraft after the expiration of their initial lease terms. Finally, GECAS has agreed to act as servicer with respect to new aircraft potentially to be acquired from The Boeing Company ("Boeing") by a special purpose company, Novel Leasing Limited, which is owned beneficially by GPA and Boeing (the "Special Purpose Company" or "SPC") pursuant to a servicing agreement expected to be entered into shortly.

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

     CONFLICTS OF INTEREST OF GPA

     GPA currently holds substantially all of the Class E Notes issued by Airplanes Limited, GPA Financial acts as Administrative Agent and GPA Cash Manager acts as Cash Manager for Airplanes Group. In addition, GPA holds all of the Class E Notes issued by ALPS 94-1 and, as a result, has certain access to potential benefits relating to the aircraft it sold to ALPS 94-1. Finally, as at April 30, 1997, GPA owned and leased-in a significant fleet of 92 Stage 3 aircraft and six Stage 2 aircraft and, through its investment in SPC, would have an interest in any aircraft purchased by SPC. Of the 92 Stage 3 aircraft, 35 aircraft are leased-in. See "-- The Aircraft, Related Leases and Collateral" for a definition of the terms "Stage 2" and "Stage 3".

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

RISKS RELATING TO THE AIRCRAFT

     COMPETING AIRCRAFT AVAILABLE FOR LEASE; OPERATIONAL RESTRICTIONS

     In connection with re-leasing of the Aircraft, Airplanes Group may encounter competition from, inter alia, other aircraft leasing companies (including GPA), airlines, aircraft manufacturers, aircraft owners, financial institutions (including GE Capital and its affiliates), aircraft brokers, special purpose vehicles (including ALPS 94-1) formed for the purpose of acquiring, leasing and selling aircraft and public and private limited partnerships and funds with investment objectives similar to those of Airplanes Group (including investment vehicles sponsored by GE Capital and its affiliates). Airplanes Group is subject to restrictions in the Trust Indentures and the constituent documents of Airplanes Limited and Airplanes Trust that will impair Airplanes Group's operational flexibility. For instance, GPA has in the past granted concessionary rental rates to airlines in return for equity investments in order to place aircraft on lease and minimize the number of aircraft on the ground. GPA has also entered into similar arrangements with troubled lessees in order to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing the overall cost to GPA. Further, GPA has leased or offered lessees the ability to lease spare parts and engines, which ability is not available to Airplanes Group. It can be expected that Airplanes Group will encounter similar commercial situations in the future but its ability to offer a flexible, market-driven, response will be limited by certain contractual constraints. In addition, certain competing aircraft lessors (including GE Capital and its affiliates) have, or have access to, financial resources substantially greater than those of Airplanes Group, may have a lower overall cost of capital and may provide financial services or other benefits to potential lessees that Airplanes Group cannot provide. Airplanes Group is also subject to certain limitations as to eligible lessees and geographic diversification of the lessees that must be satisfied in order to maintain the ratings of the Certificates. Airplanes Group's competitors may not be subject to such limitations.

     SUPPLY OF AND DEMAND FOR AIRCRAFT

     The aircraft leasing market is affected by such factors as manufacturer production levels; passenger demand; retirement and obsolescence of aircraft models; manufacturers exiting the industry or ceasing to produce aircraft types in the portfolio of Aircraft owned by Airplanes Group (the "Portfolio"); re-introduction into service of aircraft previously in storage; fuel costs; governmental regulation and air traffic control infrastructure constraints. The effects of deregulation of commercial aviation in the United States and the increasing trend toward deregulation in other significant jurisdictions where lessees currently, or may in the future, operate aircraft, may contribute to further uncertainty in the commercial aviation industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of oversupply and undersupply, primarily as a result of the cyclicality of the world economy. The condition of the aviation industry will vary at different points in the business cycle for lessors and sellers of aircraft at the times when the Aircraft are being marketed for re-lease or sale, and there can be no assurance such conditions will allow re-lease or, where applicable, sale, on satisfactory terms. Despite an increase in demand for aircraft in general, an oversupply of certain types of used Stage 3 aircraft continues to exist, in particular, older widebody aircraft. Also, as airlines increasingly have the option to use jet aircraft with similar seat capacities to turboprop aircraft, the market for turboprop aircraft, in particular ATR42-300s, remains problematic in respect of both the lease rates achievable and used aircraft values.

     At March 31, 1997, of Airplanes Group's six aircraft off lease, two were DC10s and one was an A300. The majority of older widebody aircraft on lease at March 31, 1997 were loss-making, with the result that approximately 41% of the loss making lease provision required was in respect of A300s and a B747. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended March 31, 1997 Compared with Year Ended March 31, 1996 -- Bad Debt, Downtime and Loss-Making Lease Provisions". Included in the Portfolio at March 31, 1997 was a Boeing 747 (one Aircraft or 0.82% by Appraised Value (as defined below) of the Portfolio), Airbus A300s (six Aircraft or 1.44% by Appraised Value (as defined below) of the Portfolio) and DC-10s (four Aircraft or 1.61% by Appraised Value (as defined below) of the Portfolio). Subsequent to March 31, 1997, one DC-10 was sold, another became subject to a non binding letter of intent to sell and the lessee of the two remaining DC-10s exercised an option to purchase them in May 1998. At March 31, 1997, the Portfolio included twenty-eight turboprops (four ATR42-300s, 21 DHC8s and three Metro-IIIs) representing approximately 5% of the Portfolio by Appraised Value (as defined below). At March 31, 1997, while there were no turboprops off lease, twelve turboprops had leases terminating in the period through June 30, 1998 and represented a significant placement challenge.

     RISKS RELATING TO THE EXERCISE OF PURCHASE OPTIONS

     Seven lessees with respect to 22 Aircraft, representing approximately 9% of the Portfolio by Appraised Value (as defined below), have options to purchase Aircraft at prices below "estimated fair market value" at the option exercise date (the "Purchase Options"). (For the purposes of this analysis, estimated fair market value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from February 25, 1997 to the option exercise date from the average of three appraisals of the Aircraft's Base Value (as defined below) as determined by independent appraisers as of February 25, 1997.)

     In the event that a significant number of options to purchase Aircraft are exercised at prices below "estimated fair market value" at the option exercise date, the amount and timing of principal payments to certain Certificateholders and the average lives of the Certificates may be adversely affected.

     RISKS RELATING TO THE PURCHASE PRICE AND DECLINE IN AIRCRAFT VALUES

     The purchase price for the Aircraft was calculated largely on the basis of the Initial Appraised Value (the average of three appraisals performed by independent appraisers as of October 31, 1995) of the Aircraft, which assumes an "open, unrestricted stable market environment with a reasonable balance of supply and demand, and with full consideration of the Aircraft's highest and best use, presuming an arm's length, cash transaction between willing, able and knowledgable parties, acting prudently, with an absence of duress and with a reasonable period of time available for marketing adjusted to account for the maintenance status of each aircraft" (each such value so ascertained is referred to herein as the "Base Value"). The Initial Appraised Value was more than, and may have been substantially more than, the value of aircraft in the market at the time of purchase, given overcapacity in the aviation industry at that time. Aircraft values depend on a number of factors that are not within the control of Airplanes Group, such as market and economic conditions (including prevailing interest rates and the general availability of credit), the availability and cost of competing new and used aircraft (including re-introduction into service of aircraft previously in storage), including any effects of the ability of manufacturers to build new aircraft at a lower cost or with less lead time, the condition of the aircraft, the particular maintenance and operating history, the number of operators using each type of aircraft and the supply of each type of aircraft, whether the aircraft is subject to a lease and, if so, the identity and creditworthiness of the lessee, the jurisdiction of registration and the terms of and payment experience with respect to such lease and any regulatory and legal requirements that must be satisfied before the aircraft can be sold. Values of the Aircraft may be adversely affected by changes in the competitive and financial position of the relevant commercial aircraft manufacturer, by the withdrawal of such manufacturer from that market or by unexpected manufacturing defects that may surface.

     Airplanes Group obtained updated appraisals of the Aircraft from three independent aircraft appraisers as of February 25, 1997. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft was approximately $4,207 million (the "Appraised Value") compared with $4,527 million as of October 31, 1995. See "The Aircraft, Related Leases and Collateral -- Appraisals". This decrease was approximately $155 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Greater than expected decreases in value occurred across the Portfolio, with significant percentage decreases being experienced by the older, widebody Aircraft (A300s and DC10s), the Fokker 100s, and to a lesser extent the MD83s and B737-500s. There can be no assurance that aircraft appraisers will not further reduce their appraised values for Aircraft in the future or that Aircraft values will not fall. In particular, if manufacturers prematurely cease to produce aircraft types contained in the Portfolio, this could significantly reduce the value of the aircraft type in question.

     All of the major manufacturers are implementing programs to shorten the lead times and reduce the cost of manufacturing commercial aircraft, including reorganization of design and production systems and business arrangements with suppliers which have resulted in, inter alia, reductions in the price of aircraft, after allowing for the effect of inflation, and shifts in aircraft ordering patterns such that purchasers are able to acquire aircraft at shorter lead times than previously required. Some manufacturers are also considering the use of lower cost production locations than those they currently use. Depending on the extent to which cost savings are achieved and passed on to the manufacturers' customers, these factors could have an adverse impact on the ability of Airplanes Group to re-lease or sell the Aircraft and on the Rental Payments from future leases of the Aircraft.

     Any future reduction in Aircraft values may affect Airplanes Group's ability to maintain the current rental rates and may adversely affect its ability to make payments on the Notes.

     SALES OF AIRCRAFT

     Airplanes Group believes that, due to current overcapacity in the aviation industry with respect to certain aircraft types such as certain turboprop, Stage 2 and older widebody aircraft, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than the Initial Appraised Value or the Appraised Value. Furthermore, neither the Initial Appraised Value nor the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale of Aircraft would be substantially less than the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, following a Note Event of Default, there can be no assurance that Aircraft, if sold, would not be sold at prices significantly less than the Initial Appraised Value or the Appraised Value of such Aircraft. In addition, prior to a Note Event of Default, each Trust Indenture permits Airplanes Group to sell Aircraft at prices below a specified target price in certain limited circumstances and in limited aggregate amounts, which may adversely affect the amount and timing of principal payments to certain Certificateholders and may, in turn, affect the average lives of the Certificates.

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

     AIRCRAFT TYPE CONCENTRATIONS

     At March 31, 1997, the Portfolio contained three aircraft types which each represented over 10% of the Portfolio by Appraised Value: Boeing 737-400s constituted 14.3%, McDonnell Douglas MD83s constituted 12.30% and McDonnell Douglas DC8-71Fs constituted 10.88%. Also, at March 31, 1997, narrowbody Aircraft (excluding turboprops) constituted 77.2% of the Portfolio by Appraised Value.

     GOVERNMENT REGULATION

     In addition to the general requirements regarding maintenance of the Aircraft, aviation authorities from time to time issue Airworthiness Directives ("ADs") requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of certain designated types. Certain manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs required to maintain its Certificate of Airworthiness or other manufacturer requirements in respect of an Aircraft (or if the Aircraft is not currently subject to a lease), Airplanes Group may have to bear (or, to the extent required under the relevant lease, share) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the Aircraft are registered, possibly as part of the airworthiness requirements, but also in other jurisdictions where the Aircraft operate. A number of jurisdictions have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Such regulations restrict the future operation of aircraft that do not meet Stage 3 (as defined in "-- The Aircraft, Related Leases and Collateral") noise requirements and ultimately will prohibit the operation of such aircraft in the relevant jurisdictions early in the next century (December 31, 1999 in the case of the United States). As 6.4% of the Aircraft by Appraised Value did not meet, at March 31, 1997, the Stage 3 requirements, these regulations may adversely affect Airplanes Group. Furthermore, there can be no assurance that no new ADs or noise or emissions reduction requirements will not be adopted in the future that could result in significant costs to Airplanes Group or adversely affect the value of, or its ability to re-lease, Stage 2 or Stage 3 Aircraft. Certain organizations and jurisdictions are currently considering tightening noise and emissions certification requirements for newly manufactured aircraft.

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

     The expected number of Aircraft that Airplanes Group must place with lessees through December 31, 2001 is made up of the sum of (i) Aircraft in Airplanes Group's existing Portfolio that are currently available for marketing, and (ii) Aircraft coming to the end of their lease terms before December 31, 2001, less the aggregate of (a) Aircraft which are currently the subject of a lease extending through December 31, 2001, (b) Aircraft which are the subject of a non-binding letter of intent to sell or lease (see Note 2 of table below) and
(c) any Aircraft sold prior to December 31, 2001. Additional Aircraft may need to be re-leased if such Aircraft become available through premature terminations of leases or if letters of intent do not result in leases or if Aircraft subject to lease agreements are not delivered. Airplanes Group's expected re-leasing requirements from March 31, 1997 through the year 2001 are shown in the following table:

                  AIRPLANES GROUP LEASE PLACEMENT REQUIREMENT
                              AS OF MARCH 31, 1997

                                                                      TO DECEMBER 31,
                                                            ------------------------------------
                                                            1997    1998    1999    2000    2001
                                                            ----    ----    ----    ----    ----
Aircraft available for marketing(1)......................      6      --      --      --      --
Contracted lease expirations (including expirations of
  leases that are assumed to result from letters of
  intent)(2).............................................     40      53      40      47      21
Less Aircraft subject to contract or letter of
  intent(3)..............................................    (19)    (16)     --      (2)     --
                                                            ----    ----    ----    ----    ----
Placement requirement(4)(5)..............................     27      37      40      45      21
                                                            ====    ====    ====    ====    ====

---------------

(1) Aircraft available for marketing consist of those Aircraft which were not in revenue service with lessees as of March 31, 1997.

(2) Included in aircraft with contracted lease expirations during 1997 and 1998 are nine F100s, three A300s, (one of which is subject to a letter of intent for lease) and two DC10s (in respect of which the lessee has exercised an option to purchase in May 1998), all of which suffered significant percentage decreases in Appraised Value (as defined below) in connection with the updated February 1997 appraisals. See "Risks Relating to the Purchase Price and Decline in Aircraft Values -- Risks Relating to the Aircraft".

(3) Airplanes Group's lease placement requirement assumes that letters of intent will in due course be reflected in binding contracts. Although letters of intent are not legally binding, most of GPA Group's and Airplanes Group's letters of intent have, historically, resulted in lease agreements between the parties thereto.

(4) Assumes that Aircraft coming to the end of currently contracted lease terms which are not, as of March 31, 1997, the subject of an additional agreement or letter of intent need to be re-leased only once more before the year 2001.

(5) Assumes that no current Airplanes Group lease entered into by Airplanes Group terminates prematurely and that there are no sales of Aircraft.

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

     FACTORS AFFECTING RENTAL RATES

     Average rental rates for a given aircraft model in the aviation industry worldwide depend upon a number of factors that are not within the control of Airplanes Group, including market and economic conditions (including prevailing interest rates and the general availability of credit), the availability and price of competing new and used aircraft, including the degree of competition among manufacturers, the condition and maintenance history of the Aircraft, the number of operators using each type of aircraft and the supply of each type of aircraft, the jurisdiction of registration and any regulatory and legislative requirements that must be satisfied before the aircraft can be leased. Future rental rates and/or ability to re-lease aircraft may also be adversely affected by changes in the competitive and financial position of the relevant commercial aircraft manufacturer, by the withdrawal of such manufacturer from the commercial aviation market, or from the maintenance and spare parts markets, or by unexpected manufacturing defects that may arise. Each of the bankruptcy of Fokker N.V., the manufacturer of 7.1% of the Aircraft by Appraised Value, and the proposed merger between Boeing and McDonnell Douglas Corporation, may adversely affect the rental rates that Airplanes Group is able to obtain on those Aircraft manufactured by Fokker N.V. and McDonnell Douglas Corporation, respectively and may adversely affect its ability to make payments of interest and premium, if any, on, and principal of, the Notes. The rental rates obtained by Airplanes Group from Varig in respect of three MD-11 Aircraft (two of which are on lease and the other of which is subject to a letter of intent to lease) are approximately one third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cash flows.

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

     At March 31, 1997, Airplanes Group had provisions for maintenance of $313 million (the "Maintenance Reserves"). Currently, Airplanes Group holds approximately $80 million in cash (the "Maintenance Reserve Amount") in respect of maintenance reserve liabilities which, together with projected future maintenance reserve payments under the leases, is believed by Airplanes Group, following consultation with the Administrative Agent, to be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, GPA's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

     There can be no assurance, however, that Airplanes Group's future maintenance requirements will correspond to Airplanes Group's or GPA's historical experience, or the industry's experience overall, particularly as the Aircraft age. Furthermore, there can be no assurance that actual maintenance reserve payments by lessees and other cash received by Airplanes Group will not be significantly less than projected. Actual maintenance reserve payments by lessees will depend upon numerous factors including defaults and the ability of Airplanes Group to obtain satisfactory maintenance terms in leases. An increasing number of leases do not provide for any maintenance reserve payments to be made by lessees as security for their maintenance obligations. Any significant variations in such factors may materially adversely affect the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the Notes.

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

     With respect to certain leases, the lessor may arrange separate political risk repossession insurance for its own benefit, covering (a) confiscation, nationalization and requisition of title of the relevant Aircraft by the government of the country of registry and denegation and deprivation of legal title and rights, and (b) the failure of the authorities in that country to allow de-registration and export of the Aircraft, subject to the conditions of the policies. With the exception of one lease, the relevant leases require the lessee to reimburse the lessor for any political risk repossession insurance premiums.

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

     As of March 31, 1997, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves, and other miscellaneous amounts due under the leases (excluding default interest and certain cash in transit) amounted to approximately $26 million in respect of 30 lessees who had a combined total of 100 Aircraft on lease at that date. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their Rental Payments and/or are known to be currently experiencing financial difficulties. The Servicer, on behalf of Airplanes Group, entered into restructuring agreements with three of these lessees which account for $7 million of the $26 million outstanding for a period greater than 30 days. In addition, at March 31, 1997 the Servicer was negotiating restructuring agreements with two other lessees accounting for an additional $7 million of the $26 million outstanding for a period greater than 30 days. Twenty-five lessees account for the remaining $12 million overdue and recovery of these amounts is being actively pursued. In addition to these amounts, two further lessees were being allowed formal deferrals of rent, maintenance and miscellaneous payments totalling $18 million at March 31, 1997. There can be no assurance that any such amounts can be recovered.

     There can be no assurance that more lessees will not become in arrears or in default for any reason.

     LATIN AMERICAN CONCENTRATION

     At March 31, 1997, the lessees with respect to 29% of the Aircraft by Appraised Value operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be dependent in part on the general level of political stability and economic activity and policies in those countries. Although certain countries in Latin America have experienced substantial improvement in their economies in the past several years, which has resulted in increased political stability and overall increased economic growth, there can be no assurance that such progress can be maintained or that further progress will be made. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material adverse effect on lessee operations in those countries.

     In the past, certain of Airplanes Group's Brazilian lessees have experienced significant difficulties due to overcapacity and adverse market conditions. As of March 31, 1997, 14 of Airplanes Group's Aircraft representing approximately 10% of the portfolio by Appraised Value were being operated by four Brazilian lessees. At March 31, 1997, Airplanes Group had four aircraft on lease to Varig, a Brazilian Lessee, including one MD-11, two DC-10s (Varig has exercised its option to purchase both DC-10 aircraft in May 1998) and one B737 representing in total 3.2% of the Portfolio by Appraised Value. In addition, on April 18, 1997, a further MD-11 was delivered to Varig under a five year lease agreement. Varig has also signed a letter of intent for the lease of a third MD-11 Aircraft for a five year term. Assuming the third Aircraft is delivered to Varig, it will operate six Aircraft, representing 7.3% of the Portfolio by Appraised Value. The rental rates obtained by Airplanes Group from Varig for the three MD-11 Aircraft are approximately one third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cashflows. In January 1996, GPA signed a formal deferral arrangement dated July 1994 with Varig under which all deferred obligations are due to be repaid by April 1999. Airplanes Group assumed part of GPA's rights and obligations under this agreement as part of the Acquisition. At March 31, 1997, the amounts outstanding for a period greater than 30 days in respect of Varig's deferred obligations to Airplanes Group were approximately $8 million. Also at March 31, 1997, there were amounts outstanding of $1 million for a period greater than 30 days in respect of two of the other three Brazilian lessees.

     Mexico is a significant market for Airplanes Group's Aircraft and at March 31, 1997, 28 Aircraft, representing 9% of the Portfolio by Appraised Value, were being operated by three Mexican aircraft operators. In December 1996, a restructuring was completed with one Mexican lessee, Aerocalifornia, which operates eight Aircraft representing approximately 0.2% of the Portfolio by Appraised Value. These Aircraft are subject to finance leases. Under the restructuring agreement, all repayments were to be made over the six month period ending June 30, 1997 after which title to the aircraft would transfer to the lessee under the terms of the finance leases. To date, the lessee has failed to comply with its obligations under this agreement. At March 31, 1997, the amounts outstanding for a period greater than 30 days in respect of this lessee were $3 million. In January 1996, a formal deferral arrangement was signed with Compania Mexicana de Aviacion S.A. de C.V. ("Mexicana"), another Mexican lessee which operates eight Aircraft representing approximately 3% of the Portfolio by Appraised Value. Mexicana has agreed to repay its obligations over the four year period ending December 31, 1999. At March 31, 1997, the amounts outstanding for a period greater than 30 days in respect of Mexicana's deferred balance were $10 million.

     NORTH AMERICAN CONCENTRATION

     Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity, leading to a significant increase in load factors. In 1996 and early 1997 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing robust industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labour cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective leases.

     In December 1996, Canadian Airlines, Airplanes Group's second largest lessee at March 31, 1997 by Appraised Value, approached its creditors including Airplanes Group, with proposals to reschedule its obligations. Canadian Airlines indicated that this approach was part of a general plan designed to address its financial difficulties. Airplanes Group has thirteen aircraft on lease to Canadian Airlines, consisting of six A320s on operating leases and seven B737-200A Aircraft on finance leases. After a series of negotiations between GECAS, as Servicer to Airplanes Group, and Canadian Airlines, agreement in principle has been reached on a rescheduling plan which granted Canadian Airlines a deferral of operating lease rentals for a three month period from December 1996 to February 1997 and a deferral of finance lease principal payments in respect of six of the seven Aircraft on finance leases for the six month period from December 1996 to May 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. The agreement in principle resulted in a loss of cashflow to Airplanes Group of approximately $6.4 million over the six months to May 1997.

     Airplanes Group has its only B747 (approximately 1% of the Portfolio by Appraised Value) on lease to Tower Air. Subsequent to the year ended March 31, 1997, Tower Air has fallen into arrears with its rentals payments with the result that at June 12, 1997, it had a balance of approximately $1 million outstanding for a period greater than 30 days. A rental deferral has been agreed with Tower Air which provides for the outstanding balance to be repaid over six months commencing July 15, 1997.

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

     CASH FLOW FROM AIRCRAFT AND LEASES UNPREDICTABLE; FAILURE OF ACTUAL EXPERIENCE TO MATCH ASSUMPTIONS

     The expected repayment schedules of the Notes were arrived at on the basis of certain assumptions. It is highly unlikely that the assumptions will be consistent with Airplanes Group's experience for numerous reasons. Airplanes Group obtained updated appraisals of the Aircraft from three independent aircraft appraisers as of February 25, 1997. On the basis of these three updated appraisals, the Appraised Value of the Aircraft was approximately $155 million lower than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes.

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

RISKS RELATING TO THE REFINANCING OF CERTAIN CERTIFICATES

     The Subclass A-1, A-2, A-3 and A-4 Certificates and the corresponding subclasses of Notes are expected to reach their expected final payment dates before Airplanes Group has received sufficient funds to pay all of the principal on such Notes and the corresponding Certificates. Airplanes Group will attempt to refinance each of the Subclass A-1, A-2, A-3 and A-4 Certificates with the net cash proceeds realized from public offerings and sales by a trust of refinancing certificates (the "Refinancing Certificates"). The Refinancing Certificates will rank pari passu with the remaining outstanding subclasses of Class A Certificates but their interest rate, average life, principal payment provisions, redemption provisions and other economic terms will be determined by the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust at the time of issuance and may be substantially different from those applicable to the Certificates to be refinanced. No assurance can be given, however, as to Airplanes Group's ability to refinance Certificates in this manner. Any attempt to issue Refinancing Certificates may be adversely affected by conditions in the capital markets generally or the market's then current perception of the commercial aviation industry, the operating lease business or Airplanes Group in particular. Any failure to sell Refinancing Certificates on acceptable terms at the required times will result in failure to refinance the Subclass A-1, A-2, A-3 and A-4 Certificates. Any such failure will increase the overall cost of borrowing, may affect the liquidity and market prices of the Certificates generally and may affect the timing of repayment of principal on the Subclass A-5 Certificates as a result of the need to make principal payments on the Subclass A-1, A-2, A-3 and/or A-4 Certificates.

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

     Whether any of Airplanes Limited, Holding Co. or the Transferred Companies will be subject to United States federal income tax may depend on the manner in which the activities of the Servicer and Administrative Agent are performed for Airplanes Limited, Holding Co. and the Transferred Companies and the income tax treaty currently in force between the United States and Ireland (the "Treaty"). There can be no assurance that the activities of the Servicer or Administrative Agent will not expose Airplanes Limited, Holding Co. and the Transferred Companies to United States federal income tax on their income. A revised Treaty has been negotiated and initialed, but has not yet entered into force. Airplanes Limited, Holding Co. and the Transferred Companies, with the support of the Irish authorities, have sought a ruling from the United States' authorities that if the revised Treaty enters into force, Airplanes Limited, Holding Co. and the Transferred Companies would be deemed to meet certain requirements necessary for eligibility for Treaty benefits. However, there can be no assurance that the revised Treaty will enter into force in its current form and/or that Airplanes Limited, Holding Co. and the Transferred Companies would not be subject to United States federal income tax on some or all of their income under any new treaty and/or that their application to the United States authorities will be successful.

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

     RISKS RELATING TO LOSS OF CERTAIN TAX BENEFITS

     Airplanes Limited owns 95% of the capital stock of Holding Co. and the remaining 5% is owned by GPA Group. The 5% shareholding by GPA Group is intended to ensure that Holding Co. and certain other Transferred Companies will continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. If GPA Group were to be liquidated or GPA Group or GECAS were to reduce or relocate their respective operations for any reason (and GECAS has not agreed or otherwise guaranteed that such a reduction or relocation of operations will not occur) such that either party failed to maintain, among other things, certain employment levels in Ireland or GPA Financial or GECAS were to resign or be terminated in accordance with the terms of the Administrative Agency Agreement and the Servicing Agreement, respectively, then Holding Co. (and the other Irish tax resident Transferred Companies) may become subject to Irish corporate taxation at general Irish statutory rates (currently 36%) and may lose the ability to deduct interest payments to Airplanes Limited from their income in computing their liability to Irish tax. Such a loss of tax benefits would likely lead to a downgrade in the then current rating on the Notes and would have a materially adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Notes issued by Airplanes Limited. In the event that the Servicer fails to maintain such employment levels and a material tax event occurs, Airplanes Group's sole remedy will be to terminate the Servicing Agreement and replace GECAS as the Servicer. In such circumstances, there is no assurance that the Airplanes Group would be able to find a servicer to replace GECAS.

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

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

PORTFOLIO INFORMATION -- THE AIRCRAFT

     At March 31, 1997, Aircraft representing 93.6% of the Appraised Value of the Aircraft at February 25, 1997, hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention (the "Chicago Convention") or have been shown to comply with the Stage 3 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("Stage 3 aircraft") (assuming for this purpose that turboprop Aircraft are Stage 3 aircraft). The remaining 6.4% of the Aircraft by Appraised Value are of an aircraft type that holds or is capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or has been shown to comply with the Stage 2 noise levels ("Stage 2 aircraft") and does not comply with the requirements for a Stage 3 aircraft.

     The following table sets forth the exposure of the Portfolio to certain individual lessees, calculated as of March 31, 1997 by reference to the Appraised Value of the Aircraft as of February 25, 1997.

                                                                     NUMBER OF    % OF PORTFOLIO BY
LESSEE(1)                                                            AIRCRAFT      APPRAISED VALUE
---------                                                            ---------    -----------------
Aerovias de Mexico S.A. de C.V. ("Aeromexico")....................       12               5.46%
Canadian Airlines International Limited...........................       13               5.38
Turk Hava Yollari A.O.............................................        7               4.44
P.T. Garuda Indonesia.............................................        2               4.06
Burlington Air Express, Inc.......................................       10               4.03
Emery Worldwide Airlines, Inc.....................................        9               3.62
Aerovias Nacionales de Colombia S.A., ("Avianca").................        5               3.40
Varig(2)..........................................................        4               3.20
Airtours International Airways Limited............................        4               3.12
Mexicana..........................................................        8               3.01
Transbrasil.......................................................        2               2.92
Air Espana S.A. ("Air Europa")....................................        4               2.33
Transportes Aereos Regionais S.A. ("TAM").........................        5               2.20
Other (66 lessees)................................................      138              51.04
Off-lease(3)......................................................        6               1.79
                                                                        ---             -------
  Total...........................................................      229             100.00%

---------------

(1)  Total number of lessees = 79

(2) On April 18, 1997, a further Aircraft, representing approximately 2.03% of the Portfolio by Appraised Value, was delivered to Varig under a lease agreement. Varig has also signed a letter of intent for the lease of another Aircraft. Assuming the latter Aircraft is delivered, Varig will operate six Aircraft, representing approximately 7.26% of the Portfolio by Appraised Value.

(3) Of the six Aircraft off-lease, two were the subject of non-binding letters of intent to lease, one was the subject of a non-binding letter of intent to sell and one was subject to a lease contract and was scheduled for delivery to the relevant lessee after March 31, 1997. The aircraft which was subject to the letter of intent to sell was sold subsequent to March 31, 1997.

     The following table sets forth the exposure of Airplanes Group's portfolio of Aircraft by type of aircraft, calculated by reference to the number of Aircraft at March 31, 1997 and the Appraised Value of the Aircraft as of February 25, 1997. For the purpose of the following table, turboprop Aircraft are assumed to be Stage 3 aircraft.

                                                    NUMBER OF                ENGINE   % OF PORTFOLIO BY
MANUFACTURER                     TYPE OF AIRCRAFT   AIRCRAFT     BODY TYPE   STAGE     APPRAISED VALUE
------------                    ------------------  ---------   -----------  ------   -----------------
Boeing (42.95%)................ 727-200A                 2      Narrowbody      2             0.23
                                737-200A                30      Narrowbody      2             4.22
                                737-200C                 2      Narrowbody      2             0.41
                                737-300                 11      Narrowbody      3             6.09
                                737-400                 22      Narrowbody      3            14.30
                                737-500                 11      Narrowbody      3             5.85
                                747-200BC                1      Widebody        3             0.82
                                757-200                  3      Narrowbody      3             3.16
                                767-200ER                1      Widebody        3             1.37
                                767-300ER                4      Widebody        3             6.49
McDonnell Douglas (34.15%)..... DC8-71F                 27      Narrowbody      3            10.88
                                DC8-73CF                 1      Narrowbody      3             0.51
                                DC9-14                   2      Narrowbody      2             0.05
                                DC9-15                   6      Narrowbody      2             0.14
                                DC9-32                   7      Narrowbody      2             0.81
                                DC9-51                   4      Narrowbody      2             0.51
                                DC10-30                  2      Widebody        3             0.86
                                DC10-30F                 2      Widebody        3             0.75
                                MD11                     3      Widebody        3             6.02
                                MD82                     2      Narrowbody      3             0.94
                                MD83                    23      Narrowbody      3            12.30
                                MD87                     1      Narrowbody      3             0.39
Airbus (10.68%)................ A300-B4-100              3      Widebody        3             0.47
                                A300-B4-203              2      Widebody        3             0.60
                                A300-C4-203              1      Widebody        3             0.37
                                A320-200                12      Narrowbody      3             9.24
Fokker (7.14%)................. F100                    16      Narrowbody      3             7.14
Bombardier De Havilland
  (4.31%)...................... DHC8-100                 5      Turboprop       3             0.79
                                DHC8-102                 1      Turboprop       3             0.13
                                DHC8-300                 6      Turboprop       3             1.36
                                DHC8-300A                9      Turboprop       3             2.03
Other (0.77%).................. METRO-III                3      Turboprop       3             0.12
                                ATR42-300                3      Turboprop       3             0.47
                                ATR42-320                1      Turboprop       3             0.18
                                                       ---                                 -------
                                                       229                                  100.00
                                                       ===                                 =======

     The following table sets forth the exposure of the Portfolio as of March 31, 1997 to countries in which lessees are domiciled, calculated by reference to the Appraised Value of the Aircraft at February 25, 1997.

                                                                     NUMBER OF    % OF PORTFOLIO BY
COUNTRY(1)                                                           AIRCRAFT      APPRAISED VALUE
----------                                                           ---------    -----------------
United States.....................................................       33              12.94%
Brazil(2).........................................................       14               9.91
Turkey............................................................       15               9.37
Mexico............................................................       28               8.66
Canada............................................................       16               6.02
Indonesia.........................................................        7               5.94
Spain.............................................................       10               5.56
Colombia..........................................................        8               4.39
United Kingdom....................................................        8               4.18
China.............................................................        6               3.38
Sweden............................................................        3               3.32
Chile.............................................................       10               2.82
Italy.............................................................        4               2.26
Other Countries (27 countries)....................................       61              19.46
Off-lease(3)......................................................        6               1.79
                                                                        ---             -------
  Total...........................................................      229             100.00%

---------------

(1)  Total number of countries = 40

(2) On April 18, 1997, a further Aircraft, representing 2.03% of the Portfolio by Appraised Value, was delivered to Varig, a Brazilian lessee. Varig has also signed a letter of intent for the lease of another Aircraft. Assuming the latter Aircraft is delivered, Varig will operate six Aircraft, such that approximately 13.97% of the Portfolio by Appraised Value will be on lease to lessees domiciled in Brazil.

(3) Of the six Aircraft off-lease, two were the subject of non-binding letters of intent to lease, one was the subject of a non-binding letter of intent to sell and one was subject to a lease contract, and was scheduled for delivery to the relevant lessee after March 31, 1997. The aircraft which was subject to a letter of intent to sell was sold subsequent to March 31, 1997.

     The following table sets forth the exposure of the Portfolio by regions in which lessees are domiciled, calculated by reference to number of Aircraft as of March 31, 1997 and the Appraised Value of the Aircraft as of February 25, 1997.

                                                                       NUMBER       % OF PORTFOLIO BY
REGION                                                               OF AIRCRAFT     APPRAISED VALUE
------                                                               -----------    -----------------
Europe (excluding CIS Countries)..................................        65               33.62%
Latin America(1)..................................................        75               29.06
North America.....................................................        49               18.96
Asia & Far East...................................................        22               14.15
Africa............................................................         5                1.66
Australia & New Zealand...........................................         4                0.29
Others (including CIS Countries)..................................         3                0.47
Off-lease(2)......................................................         6                1.79
                                                                         ---             -------
  Total...........................................................       229              100.00%
                                                                        ====             =======

---------------

(1) On April 18, 1997, a further Aircraft, representing approximately 2.03% of the Portfolio by Appraised Value, was delivered to Varig, a Brazilian lessee. Varig has also signed a letter of intent for the lease of another Aircraft. Assuming the latter Aircraft is delivered, Varig will operate six Aircraft, such that approximately 33.12% of the Portfolio by Appraised Value will be on lease to lessees domiciled in Latin America.

(2) Of the six Aircraft off-lease, two were the subject of non-binding letters of intent to lease, one was the subject of a non-binding letter of intent to sell and one was subject to a lease contract and was scheduled for delivery to the relevant lessee after March 31, 1997. The aircraft which was subject to a letter of intent to sell was sold subsequent to March 31, 1997.

     The following table sets forth the exposure of the Portfolio by year of aircraft manufacture or conversion to freighter, calculated as of March 31, 1997 by reference to the Appraised Value of the Aircraft as of February 25, 1997.

                                                                                       % OF PORTFOLIO
                                                                          NUMBER        BY APPRAISED
YEAR OF MANUFACTURER/FREIGHTER CONVERSION                               OF AIRCRAFT        VALUE
-----------------------------------------                               -----------    --------------
1988.................................................................        15              4.83%
1989.................................................................         9              4.16
1990.................................................................        21              9.92
1991.................................................................        45             23.25
1992.................................................................        55             38.07
1993.................................................................         7              3.29
1994.................................................................         6              2.86
Other................................................................        71             13.62
                                                                            ---           -------
  Total..............................................................       229            100.00%
                                                                            ===           =======

Further particulars of the Portfolio as of March 31, 1997 (except for Appraised
  Values which are as of February 25, 1997) are contained in the table below.

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                          AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                     LESSEE                               TYPE        CONFIGURATION    NUMBER
------                     -------                     ------                            -----------   ---------------   ------
Africa                     Kenya                       Kenya Airways                     B737-200A     JT8D-17           21193
                           Kenya                       Kenya Airways                     B737-200A     JT8D-17           21196
                           Tunisia                     Nouvelair Tunisie                 MD83          JT8D-219          49442
                           Tunisia                     Nouvelair Tunisie                 MD83          JT8D-219          49624
                           Tunisia                     Nouvelair Tunisie                 MD83          JT8D-219          49672
Asia & Far East            China                       China Southern                    B737-500      CFM56-3C1         24897
                           China                       China Southern                    B737-500      CFM56-3C1         25182
                           China                       China Southern                    B737-500      CFM56-3C1         25183
                           China                       China Southern                    B737-500      CFM56-3C1         25188
                           China                       China Southwest                   B757-200      RB211-535E4-37    26156
                           China                       Xiamen                            B737-200QC    JT8D-17A          23066
                           India                       Jet Airways                       B737-400      CFM56-3C1         24345
                           India                       Jet Airways                       B737-400      CFM56-3C1         24687
                           India                       Jet Airways                       B737-500      CFM56-3C1         25191
                           Indonesia                   Garuda                            MD11          CF6-80C2-D1F      48500
                           Indonesia                   Garuda                            MD11          CF6-80C2-D1F      48501
                           Indonesia                   PT Mandala Airlines               B737-200A     JT8D-17A          23023
                           Indonesia                   Sempati                           F100          TAY650-15         11336
                           Indonesia                   Sempati                           F100          TAY650-15         11339
                           Indonesia                   Sempati                           F100          TAY650-15         11347
                           Indonesia                   Sempati(1)                        F100          TAY650-15         11266
                           Malaysia                    Air Asia                          B737-300      CFM56-3C1         24907
                           Pakistan                    Pakistan Int. Airline             A300-B4-203   CF6-50C2            269
                           Philippines                 Philippine Airlines               A300-C4-203   CF6-50C2             83
                           Philippines                 Philippine Airlines               B737-300      CFM56-3B1         24770
                           South Korea                 Asiana Airlines                   B737-400      CFM56-3C1         24493
                           South Korea                 Asiana Airlines                   B737-400      CFM56-3C1         24520
Australia & New Zealand    Australia                   National Jet Systems              DHC8-100      PW121               229
                           New Zealand                 Air Nelson                        METRO-III     TPE331-11           705
                           New Zealand                 Air Nelson                        METRO-III     TPE331-11           711
                           New Zealand                 Air Nelson                        METRO-III     TPE331-11           712
Europe                     Austria                     Rheintalflug                      DHC8-300      PW123               307
                           France                      Air France                        A320-200      CFM56-5A3           203
                           France                      Air France                        A320-200      CFM56               220
                           Germany                     Estago Anlagen-Vermietungs        MD83          JT8D-219          49620
                           Hungary                     Malev                             B737-200A     JT8D-15           21735
                           Hungary                     Malev                             B737-200A     JT8D-15           22090
                           Hungary                     Malev                             B737-200A     JT8D-17A          22803
                           Hungary                     Malev                             B737-200A     JT8D-17A          22804
                           Hungary                     Malev                             B737-200A     JT8D-15           22979
                           Hungary                     Malev                             B737-400      CFM56-3C1         26069
                           Hungary                     Malev                             B737-400      CFM56-3C1         26071
                           Ireland                     Aer Lingus                        B737-400      CFM56-3C1         24690
                           Ireland                     Translift Airways                 A300-B4-100   CF6-50C2             12
                           Ireland                     Translift Airways                 A300-B4-100   CF6-50C2             20
                           Italy                       Air One SpA                       B737-300      CFM56-3C1         25179
                           Italy                       Air One SpA                       B737-300      CFM56-3C1         25187
                           Italy                       Eurofly                           MD83          JT8D-219          49390
                           Italy                       Eurofly                           MD83          JT8D-219          49631
                           Netherlands                 Schreiner Airways                 DHC8-300A     PW123               276
                           Netherlands                 Schreiner Airways                 DHC8-300A     PW123               283
                           Netherlands                 Schreiner Airways                 DHC8-300A     PW123               296
                           Netherlands                 Schreiner Airways                 DHC8-300A     PW123               298
                           Netherlands                 Schreiner Airways                 DHC8-300A     PW123               300
                           Netherlands                 Schreiner Airways                 DHC8-300      PW123               232
                           Netherlands                 Transavia                         B737-300      CFM56-3C1         24905

                                               APPRAISED
                              DATE OF          VALUE AT
                            MANUFACTURE/   FEBRUARY 25, 1997
REGION                       CONVERSION       (US$000'S)
------                      ------------   -----------------
                           <
Africa                        01-Jul-76            4,958
                              01-Jul-76            4,915
                              29-Apr-87           19,446
                              01-Aug-88           20,308
                              01-Jul-88           20,329
Asia & Far East               26-Feb-91           21,415
                              03-Feb-92           22,603
                              14-Feb-92           22,650
                              12-Mar-92           22,497
                              25-Nov-92           44,287
                              09-Dec-83            8,889
                              01-Jun-89           24,950
                              25-May-90           26,912
                              10-Apr-92           22,496
                              01-Mar-92           84,503
                              01-Sep-92           86,097
                              30-Mar-83            7,380
                              05-Jun-91           18,978
                              01-Jul-91           19,064
                              01-Oct-91           19,090
                              17-Aug-90           14,725
                              01-Mar-91           25,578
                              11-Aug-83           13,640
                              01-May-79           15,445
                              01-Oct-90           23,967
                              14-Jul-89           24,720
                              21-Dec-89           25,264
Australia & New Zealand       01-Sep-90            7,247
                              01-Aug-88            1,677
                              01-Mar-88            1,677
                              01-Jun-88            1,677
Europe                        01-Dec-91            9,435
                              01-Sep-91           31,385
                              01-Sep-91           31,449
                              01-Jul-88           20,478
                              01-Jun-79            6,041
                              01-May-80            6,202
                              14-Feb-83            7,154
                              01-Feb-83            7,138
                              01-Mar-83            7,557
                              02-Nov-92           29,024
                              13-Nov-92           29,005
                              01-Jul-90           26,136
                              20-May-75            7,089
                              01-Oct-75            7,010
                              12-Feb-92           27,208
                              14-Mar-92           27,123
                              01-Apr-86           19,000
                              14-Jun-89           21,947
                              13-May-91            9,282
                              01-Sep-91            9,558
                              01-Oct-91            9,542
                              01-Apr-92            9,707
                              01-Apr-92            9,892
                              20-Oct-90            8,662
                              01-Feb-91           25,689

                                                                                          AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                     LESSEE                               TYPE        CONFIGURATION    NUMBER
------                     -------                     ------                            -----------   ---------------   ------
                           Norway                      Wideroe's Flyveselskap a/s        DHC8-300      PW123               293
                           Norway                      Wideroe's Flyveselskap a/s        DHC8-300      PW123               342
                           Spain                       Air Europa                        B737-300      CFM56-3B2         23749
                           Spain                       Air Europa                        B737-300      CFM56-3B2         23923
                           Spain                       Air Europa                        B737-400      CFM56-3C1         24906
                           Spain                       Air Europa                        B737-400      CFM56-3C1         24912
                           Spain                       Futura                            B737-400      CFM56-3C1         24689
                           Spain                       Futura                            B737-400      CFM56-3C1         25180
                           Spain                       IBERIA                            DC8-71F       CFM56-2C1         45945
                           Spain                       Spanair                           MD83          JT8D-219          49626
                           Spain                       Spanair                           MD83          JT8D-219          49709
                           Spain                       Spanair                           MD83          JT8D-219          49938
                           Sweden                      Blue Scandinavia AB               B757-200      RB2110-535E4-37   26151
                           Sweden                      Nordic European Airlines          B737-400      CFM56-3C1         24911
                           Sweden                      SAS                               B767-300ER    PW4060            25411
                           Switzerland                 Edelweiss Air AG                  MD83          JT8D-219          49935
                           Switzerland                 Edelweiss Air AG                  MD83          JT8D-219          49951
                           Turkey                      Istanbul                          B737-400      CFM56-3C1         24683
                           Turkey                      Istanbul                          B737-400      CFM56-3C1         24691
                           Turkey                      Pegasus                           B737-400      CFM56-3C1         24684
                           Turkey                      Pegasus                           B737-400      CFM56-3C1         26081
                           Turkey                      Sun Express                       B737-400      CFM56-3C1         25190
                           Turkey                      Sunways                           MD83          JT8D-219          49792
                           Turkey                      Sunways                           MD83          JT8D-219          49936
                           Turkey                      Sunways                           MD83          JT8D-219          49943
                           Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         24917
                           Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         25181
                           Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         25184
                           Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         25261
                           Turkey                      Turk Hava Yollari                 B737-500      CFM56-3C1         25288
                           Turkey                      Turk Hava Yollari                 B737-500      CFM56-3C1         25289
                           Turkey                      Turk Hava Yollari                 B737-400      CFM56-3C1         26065
                           United Kingdom              Airtours International            A320-200      CFM56               294
                           United Kingdom              Airtours International            A320-200      CFM56               301
                           United Kingdom              Airtours International            A320-200      CFM56               348
                           United Kingdom              Airtours International            A320-200      CFM56-5A3           349
                           United Kingdom              British Midland                   B737-500      CFM56-3C1         25185
                           United Kingdom              Brymon Airways                    DHC8-300      PW123               334
                           United Kingdom              Titan Airways                     ATR42-300     PW120               109
                           United Kingdom              Titan Airways                     ATR42-300     PW120               113
Latin America              Antigua                     Liat                              DHC8-102      PW120-A             113
                           Antigua                     Liat                              DHC8-100      PW120-A             140
                           Antigua                     Liat                              DHC8-100      PW120-A             144
                           Antigua                     Liat                              DHC8-100      PW120-A             270
                           Argentina                   Aerolineas Argentinas             B737-200A     JT8D-17           21192
                           Argentina                   LAPA                              B737-200A     JT8D-15           22278
                           Argentina                   LAPA                              B737-200A     JT8D-15           22368
                           Argentina                   LAPA                              B737-200A     JT8D-15           22369
                           Argentina                   LAPA                              B737-200QC    JT8D-17A          23065
                           Aruba                       Air Aruba                         MD83          JT8D-219          49950
                           Brazil                      Rio Sul                           B737-500      CFM56-3C1         25186
                           Brazil                      Rio Sul                           B737-500      CFM56-3C1         25192
                           Brazil                      Rio Sul                           B737-500      CFM56-3C1         26075
                           Brazil                      TAM                               F100          TAY650-15         11284
                           Brazil                      TAM                               F100          TAY650-15         11285
                           Brazil                      TAM                               F100          TAY650-15         11304
                           Brazil                      TAM                               F100          TAY650-15         11305
                           Brazil                      TAM                               F100          TAY650-15         11348
                           Brazil                      Transbrasil                       B767-300ER    PW4060            24948
                           Brazil                      Transbrasil                       B767-200ER    PW4056            25421
                           Brazil                      VARIG                             MD11          CF6-80C2-D1F      48499
                           Brazil                      VARIG(1)                          B737-300      CFM56-3B2         26852

                                                APPRAISED
                              DATE OF           VALUE AT
                            MANUFACTURE/    FEBRUARY 25, 1997
REGION                       CONVERSION        (US$000'S)
------                      ------------    -----------------
                              01-Oct-91            9,697
                              01-Dec-92           10,712
                              01-May-87           20,792
                              01-Apr-88           22,377
                              24-Feb-91           27,231
                              14-Jun-91           27,497
                              03-Jul-90           26,438
                              21-Jan-92           28,142
                              19-May-92           16,797
                              22-Oct-88           20,551
                              01-Dec-88           20,504
                              01-Dec-90           23,403
                              23-Jul-92           44,601
                              01-Apr-91           27,309
                              15-Jan-92           67,926
                              26-Sep-90           23,400
                              25-Aug-91           24,587
                              07-Aug-90           26,135
                              09-Aug-90           26,229
                              01-Apr-90           26,150
                              10-Mar-93           30,083
                              07-Apr-92           28,536
                              01-Nov-89           22,385
                              06-Oct-90           23,218
                              01-Jul-91           24,794
                              24-Jun-91           27,432
                              03-Feb-92           28,303
                              02-Mar-92           28,540
                              09-Apr-92           28,655
                              16-Jun-92           22,472
                              12-Jun-92           22,476
                              01-May-92           28,725
                              02-Apr-92           32,406
                              22-Apr-92           32,546
                              17-Jun-92           33,019
                              30-Oct-92           33,099
                              18-Feb-92           22,333
                              08-Oct-92           10,055
                              14-Oct-88            6,060
                              18-Nov-88            6,127
Latin America                 01-Sep-88            5,477
                              01-Mar-89            5,887
                              01-Mar-89            6,080
                              01-May-91            6,953
                              01-Mar-76            4,865
                              19-Mar-80            6,132
                              01-Sep-80            6,041
                              01-Sep-80            6,062
                              15-Oct-96            8,534
                              01-Nov-91           24,645
                              11-Mar-92           22,330
                              14-Apr-92           22,250
                              23-Oct-92           22,562
                              31-Jul-90           18,217
                              01-Aug-90           18,210
                              27-Feb-91           18,443
                              19-Apr-91           18,554
                              06-Aug-91           19,080
                              19-Jul-91           65,459
                              14-Jan-92           57,530
                              31-Dec-91           82,785
                              20-Apr-92           20,281

                                                                                          AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                     LESSEE                               TYPE        CONFIGURATION    NUMBER
------                     -------                     ------                            ----------    ---------------   ------
                           Brazil                      VARIG(1)                          DC10-30F      CF6-50C2          47841
                           Brazil                      VARIG(1)                          DC10-30F      CF6-50C2          47842
                           Chile                       Fast Air                          DC8-71F       CFM56-2C1         45810
                           Chile                       Fast Air                          DC8-71F       CFM56-2C1         45970
                           Chile                       Fast Air                          DC8-71F       CFM56-2C1         45976
                           Chile                       Fast Air                          DC8-71F       CFM56-2C1         45996
                           Chile                       Fast Air                          DC8-71F       CFM56-2C1         45997
                           Chile                       Lan Chile Airlines                B737-200A     JT8D-15           21960
                           Chile                       Lan Chile Airlines                B737-200A     JT8D-15           22397
                           Chile                       Lan Chile Airlines                B737-200A     JT8D-17A          22407
                           Chile                       Lan Chile Airlines                B737-200A     JT8D-15           22632
                           Chile                       Lan Chile Airlines                B737-200A     JT8D-17A          23024
                           Colombia                    ACES                              ATR42-320     PW121-5A1           284
                           Colombia                    Avianca                           B757-200      RB211-535E4-37    26154
                           Colombia                    Avianca                           MD83          JT8D-219          49939
                           Colombia                    Avianca                           MD83          JT8D-219          49946
                           Colombia                    Avianca                           MD83          JT8D-219          53120
                           Colombia                    Avianca                           MD83          JT8D-219          53125
                           Colombia                    Tampa                             DC8-71F       CFM56-2C1         45849
                           Colombia                    Tampa                             DC8-71F       CFM56-2C1         46066
                           Jamaica                     Air Jamaica                       A300-B4-203   CF6-50C2            131
                           Mexico                      Aerocalifornia                    DC9-14        JT8D-7B           45736
                           Mexico                      Aerocalifornia                    DC9-14        JT8D-7B           45743
                           Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           45785
                           Mexico                      Aerocalifornia                    DC9-15        JT8D-7B           45786
                           Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47059
                           Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47085
                           Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47122
                           Mexico                      Aerocalifornia                    DC9-15        JT8D-7A           47126
                           Mexico                      Aeromexico                        B767-300ER    PW4060            26200
                           Mexico                      Aeromexico                        B767-300ER    PW4060            26204
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           47594
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           48125
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           48126
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           48127
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           48128
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           48129
                           Mexico                      Aeromexico                        DC9-32        JT8D-17           48130
                           Mexico                      Aeromexico                        MD82          JT8D-217          49660
                           Mexico                      Aeromexico                        MD82          JT8D-217A         49667
                           Mexico                      Aeromexico                        MD87          JT8D-219          49673
                           Mexico                      Mexicana                          F100          TAY650-15         11309
                           Mexico                      Mexicana                          F100          TAY650-15         11319
                           Mexico                      Mexicana                          F100          TAY650-15         11374
                           Mexico                      Mexicana                          F100          TAY650-15         11375
                           Mexico                      Mexicana                          F100          TAY650-15         11382
                           Mexico                      Mexicana                          F100          TAY650-15         11384
                           Mexico                      Mexicana                          B727-200A     JT8D-17R          21346
                           Mexico                      Mexicana                          B727-200A     JT8D-17R          21600
                           Netherlands Antilles        ALM                               DHC8-300C     PW123               242
                           Netherlands Antilles        ALM                               DHC8-300C     PW123               230
                           Peru                        Aerosanta                         B737-200A     JT8D-17           21206
                           Trinidad & Tobago           BWIA International                MD83          JT8D-219          49789
North America              Canada                      BOMBARDIER INC                    DHC8-300      PW123               244
                           Canada                      BOMBARDIER INC                    DHC8-300A     PW123               266
                           Canada                      BOMBARDIER INC                    DHC8-300A     PW123               267
                           Canada                      Canadian Airlines                 A320-200      CFM56-5A1           174
                           Canada                      Canadian Airlines                 A320-200      CFM56-5A1           175
                           Canada                      Canadian Airlines                 A320-200      CFM56-5A1           232
                           Canada                      Canadian Airlines                 A320-200      CFM56-5A1           284
                           Canada                      Canadian Airlines                 A320-200      CFM56-5A1           309
                           Canada                      Canadian Airlines                 A320-200      CFM56-5A1           404

                                               APPRAISED
                              DATE OF          VALUE AT
                            MANUFACTURE/   FEBRUARY 25, 1997
REGION                       CONVERSION       (US$000'S)
------                      ------------   -----------------
                              03-Jul-80           15,682
                              08-Apr-80           15,682
                              09-Apr-92           17,103
                              15-Oct-92           17,120
                              10-Aug-91           16,767
                              29-Oct-92           17,123
                              07-Dec-93           17,210
                              01-Mar-80            6,160
                              01-Feb-81            6,723
                              01-Sep-80            6,827
                              01-Feb-82            6,483
                              01-May-83            7,108
                              01-Jan-92            7,683
                              22-Sep-92           43,919
                              26-Oct-90           23,290
                              18-Jul-91           24,328
                              29-Jul-92           25,279
                              02-Apr-92           26,036
                              09-Mar-91           17,167
                              24-Apr-91           16,827
                              07-Feb-81           11,587
                              01-Aug-66            1,050
                              01-May-66              999
                              01-Nov-66            1,000
                              01-Mar-67            1,067
                              01-May-67              958
                              01-Jul-67              959
                              01-Dec-67              903
                              01-Oct-68              980
                              01-Sep-92           69,748
                              01-Oct-92           70,082
                              01-Feb-74            3,299
                              01-Apr-80            4,906
                              01-Apr-80            5,156
                              01-Jul-80            5,069
                              01-Aug-80            5,097
                              01-Nov-80            5,139
                              01-Dec-80            5,493
                              01-Mar-88           19,579
                              21-Jan-88           19,848
                              01-Dec-88           16,349
                              16-May-91           18,759
                              05-Apr-91           18,713
                              20-Jan-92           19,777
                              01-Dec-92           19,815
                              01-Jan-93           19,832
                              01-Jan-93           19,929
                              01-Oct-80            4,909
                              01-Nov-80            4,805
                              01-Nov-90            9,437
                              01-Feb-91            9,533
                              26-Feb-76            4,673
                              23-Sep-89           22,252
North America                 01-Dec-90            8,723
                              20-Mar-91            9,213
                              04-Apr-91            9,227
                              01-Apr-91           31,302
                              01-Apr-91           31,282
                              01-Oct-91           31,533
                              09-Mar-92           32,722
                              13-May-92           32,639
                              01-Jan-94           35,231

                                                                                          AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                     LESSEE                               TYPE        CONFIGURATION    NUMBER
------                     -------                     ------                            -----------   ---------------   ------
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           20922
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           20958
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           20959
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           21115
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           21639
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           21712
                           Canada                      Canadian Airlines(1)              B737-200A     JT8D-9A           22873
                           United States of America    Aloha Airlines                    B737-300      CFM56-3B1         23499
                           United States of America    Aloha Airlines                    B737-300      CFM56-3B1         23500
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45811
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45813
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45946
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45971
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45973
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45978
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45993
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45994
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         45998
                           United States of America    Burlington Air Express            DC8-71F       CFM56-2C1         46065
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45812
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45941
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45947
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45974
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45975
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45977
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45983
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         45995
                           United States of America    Emery Worldwide                   DC8-71F       CFM56-2C1         46039
                           United States of America    Frontier                          B737-300      CFM56-3B1         23177
                           United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           47742
                           United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           47784
                           United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           47796
                           United States of America    Hawaiian Airlines                 DC9-51        JT8D-17           48122
                           United States of America    Idefix                            ATR42-300     PW120               249
                           United States of America    Reno Air                          MD-83         JT8D-219          49941
                           United States of America    Reno Air                          MD-83         JT8D-219          49949
                           United States of America    SAT                               DC8-73CF      CFM56-2C1         46091
                           United States of America    Tower Air                         B747-200BC    JT9D-7Q           21730
                           United States of America    TWA                               MD83          JT8D-219          49575
                           United States of America    US Air Express                    DHC8-100      PW121               258
Others                     Cyprus                      Fornax Aircraft Leasing           B737-200A     JT8D-17           21685
                           Lithuania                   Lithuanian Airlines               B737-200A     JT8D-15           22453
                           Ukraine                     Ukraine International             B737-200A     JT8D-17A          22802
Off Lease                                              Off Lease                         A300-B4-100   CF6-50C2              9
                                                       Off Lease                         DC10-30       CF6-50C2          46978
                                                       Off Lease -- Lease TAM(2)         F100          TAY650-15         11371
                                                       Off Lease -- Lease LOI            B737-200A     JT8D-15           22633
                                                                    Aerosweet(3)
                                                       Off Lease -- Lease LOI PT         B737-200A     JT8D-15           22396
                                                                    Mandala(3)
                                                       Off Lease -- Sale LOI DAS         DC10-30       CF6-50C2          46976
                                                       Air(4)


                                               APPRAISED
                              DATE OF          VALUE AT
                            MANUFACTURE/   FEBRUARY 25, 1997
REGION                       CONVERSION       (US$000'S)
------                      ------------   -----------------
                              01-Aug-74            2,516
                              01-Jan-75            3,463
                              01-Nov-74            3,463
                              01-Dec-75            3,463
                              01-Nov-78            4,801
                              01-Feb-79            5,240
                              01-Jul-82            8,595
                              01-Jun-86           21,727
                              01-Jun-86           21,700
                              30-May-91           16,493
                              28-Apr-92           17,330
                              23-Apr-92           16,790
                              13-Feb-92           16,977
                              27-Feb-92           16,953
                              23-Apr-93           17,240
                              23-Jun-93           17,090
                              01-Sep-94           17,009
                              21-May-93           17,042
                              12-Jan-92           16,438
                              14-Jul-94           17,253
                              27-Aug-91           16,723
                              11-Mar-94           17,163
                              25-Jun-91           16,933
                              21-Jul-92           16,833
                              23-Nov-90           16,837
                              24-Jan-94           16,448
                              30-Dec-94           17,203
                              29-Oct-90           16,823
                              01-Apr-86           19,944
                              01-Jun-77            4,775
                              01-May-79            5,422
                              01-Apr-79            5,403
                              26-Jan-81            5,658
                              01-Jun-91            7,650
                              01-Dec-90           23,243
                              05-Aug-91           24,498
                              01-Dec-89           21,403
                              07-Jun-79           34,617
                              01-Oct-87           19,668
                              01-Jan-91            7,020
Others                        01-Jan-79            5,546
                              01-Mar-81            6,444
                              01-Feb-83            7,540
Off Lease                     26-Dec-74            5,753
                              29-Nov-78           17,930
                              19-Dec-91           19,173
                              01-Mar-81            7,311

                              01-Feb-81            6,872

                              14-Dec-78           18,183

                                                 -------
                                               4,206,906
                                                 -------

---------------
NOTE:

(1) Aircraft Lease Receivable Book Values are used for the Aircraft subject to finance leases (11 in total) rather than the Appraised Values of these Aircraft.

(2) These Aircraft are subject to lease contracts and are scheduled for delivery to the relevant lessees after March 31, 1997.

(3) "Lease LOI" denotes Aircraft subject to non-binding Letter of Intent for operating lease.

(4) "Sale LOI" denotes Aircraft subject to non-binding Letter of Intent for sale. (This Aircraft was sold subsequent to March 31, 1997.)

APPRAISALS

     Aircraft Information Services, Inc., BK Associates, Inc. and Airclaims Limited have provided appraisals (the "Appraisals") (without physical inspection) of the value of each of the Aircraft at normal utilization rates in an open, unrestricted and stable market as of February 25, 1997, adjusted to account for the reported maintenance standard of the Aircraft. The Appraisals do not reflect the value of the leases, Maintenance Reserves, Security Deposits or other Related Collateral, if any. The Appraisals explain the methodology used to determine the values for the Aircraft. Based on the Appraisals, the aggregate Base Values calculated by each of the three Appraisers for the Aircraft are $4,279 million in the case of BK Associates, Inc., $4,446 million in the case of Aircraft Information Services, Inc. and $3,978 million in the case of Airclaims Limited. The aggregate Appraised Value of the Aircraft is $4,207 million, which is approximately $27 million lower than the average of the aggregate Base Values calculated by the three Appraisers because Aircraft subject to finance leases have been included in the computation of the Appraised Value of the Portfolio at Airplanes Group's net book value (which represents the value of amounts payable by the finance lessees) rather than the Aircraft's Base Value. Airplanes Group believes that, due to current excess supply of certain aircraft in the market, including in particular certain turboprop, Stage 2 and older wide body aircraft, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than, the Appraised Value. Furthermore, neither the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale would be substantially less than even the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, there can be no assurance that Airplanes Group would not have to sell one or more Aircraft in a distress sale situation at prices significantly less than their Appraised Value.

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

     Each Airplanes Group current lease requires the lessee to make periodic Rental Payments during the lease term. The majority of current leases had an original term in excess of five years and certain existing leases include options for the lessee or the lessor to extend the term of the lease with Rental Payments either similar to the rent payable during the original term or at future market rates. Substantially all existing Airplanes Group lessees are required to make payments to the relevant lessor without set-off or counterclaim, and most existing leases include an obligation of the relevant lessee to gross-up payments under such lease where payments are subject to withholding and other taxes.

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

     With respect to certain leases, the lessor may arrange separate political risk repossession insurance for its own benefit, covering (a) confiscation, nationalization and requisition of title of the relevant Aircraft by the government of the country of registry and denegation and deprivation of legal title and rights, and (b) the failure of the authorities in that country to allow de-registration and export of the Aircraft, subject to the conditions of the policies. With the exception of one lease, the relevant leases require the lessee to reimburse the lessor for any political risk repossession insurance premiums.

THE LESSEES

     As of March 31, 1997, there were 79 lessees in 40 countries throughout the world.

     Many of the lessees are in a relatively weak financial position because of difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In the financial year ending March 31, 1995, Airplanes Group made provisions in respect of bad and doubtful debts of 6.3% of leasing revenue (excluding maintenance revenues) which amounted to $31 million. The most significant provisions made in 1995 were in respect of two significant Mexican carriers and one Brazilian carrier who continued to experience financial difficulties. In 1996, as a result of the improved payment performance of certain lessees, and also reflecting the conclusion of restructuring arrangements with certain other lessees, the provision required in respect of bad and doubtful debts was reduced such that there was an overall net credit of $28 million in respect of bad and doubtful debts for the year which was primarily a result of a reduction in the provisions required in respect of two Brazilian lessees and one Mexican lessee. In the year to March 31, 1997, there was no additional provision required in respect of bad and doubtful debts primarily as a result of a release of provisions in respect of one Mexican lessee and the use of the provision made in respect of one Indonesian lessee under a restructuring agreement reached with that lessee during 1997. This release and use of provisions was offset by an increase in the provisions required in respect of one Indian lessee, one Canadian lessee and one Peruvian lessee. There can be no assurance that the rate of lessee defaults will not increase again in the future requiring additional provisions in respect of bad and doubtful debts.

     As of March 31, 1997, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the leases (excluding amounts in respect of default interest and certain cash in transit) amounted to $26 million in respect of 30 lessees who had a combined total of 100 Aircraft on lease as of such date. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their respective Rental Payments and/or are known to be currently experiencing financial difficulties. At March 31, 1997, Airplanes Group, through the actions of GECAS, in its capacity as Servicer, had entered into restructuring agreements with three of the lessees which account for $7 million of the above amount (in addition to entering into a restructuring agreement with two lessees which had no outstanding balances at March 31, 1997). Of these three lessees, two lessees account for approximately $6 million of the outstanding obligation for periods greater than 30 days and the third lessee, which had returned the aircraft at March 31, 1997, accounts for $1 million which it has agreed to repay over an eleven month period. In addition, at March 31, 1997, the Servicer was in negotiation with two other lessees which account for $7 million of the $26 million outstanding for a period greater than 30 days. In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months. In certain circumstances, rescheduling arrangements for periods between 12 months and 60 months have been agreed. In addition, certain restructurings have involved voluntary terminations of leases prior to lease expiration, the replacement of aircraft with less expensive aircraft and the arrangement of sub-leases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess Aircraft from lessees who defaulted and to re-lease the Aircraft to other lessees. The premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with swap providers ("Swap Agreements"). See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended March 31, 1997 Compared with Year Ended March 31, 1996 -- Bad Debt, Downtime and Loss-Making Lease Provisions". As of March 31, 1997, in addition to the $26 million in amounts outstanding greater than 30 days, two further lessees were being allowed deferrals of rent, maintenance and miscellaneous payments totalling $18 million.

     The most significant deferrals, rescheduled amounts and difficult accounts, as of March 31, 1997, are referred to below.

     LATIN AMERICA

     Lessees with respect to approximately 29% of the Aircraft by Appraised Value operate in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be in part dependent on the general level of political stability and economic activity and policies in those countries. Although certain countries in Latin America have continued to experience improvement in their economies in the past several years, which has resulted in increased political stability and overall increased economic growth, there can be no assurance that such progress can be maintained or that further progress will be made. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material effect on lessee operations in those countries.

     BRAZIL

     At March 31, 1997, 14 Aircraft (or approximately 10% of Airplanes Group's Portfolio by Appraised Value) were leased by four Brazilian lessees. In 1994, GPA entered into a rescheduling agreement with Varig, a Brazilian lessee, to reschedule the repayment of $14 million in arrears over a 48 month period. Airplanes Group assumed part of GPA's rights and obligations under this agreement as part of the Acquisition. GPA signed this formal deferral agreement in January 1996, under which all deferred obligations are due to be repaid by April 1999. At March 31, 1997, Airplanes Group had four aircraft on lease to Varig (which included one MD11, two DC10s (subsequent to March 31, 1997 Varig exercised its option to purchase both DC10 aircraft in May 1998) and one B737) representing 3.2% of the Portfolio by Appraised Value. In addition, on April 18, 1997, a further MD11 was delivered under a lease agreement. Varig has also signed a letter of intent for the lease of a third MD11. Lease terms of five years have been obtained by Airplanes Group from Varig in respect of each of the three MD11 Aircraft. However, the rental rates are approximately one third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cashflows. Assuming the third Aircraft is delivered to Varig it will operate six Aircraft, representing 7.3% of the Portfolio by Appraised Value. At March 31, 1997, the amounts outstanding for a period greater than 30 days in respect of Varig's deferred obligations to Airplanes Group were approximately $8 million. Also at March 31, 1997, there were amounts outstanding of $1 million for a period greater than 30 days in respect of two of the other three Brazilian lessees.

     MEXICO

     Mexico continues to be a significant market for aircraft, and at March 31, 1997, 28 Aircraft representing approximately 9% of the Portfolio by Appraised Value, were being operated by three Mexican aircraft operators. In December 1996, a restructuring was completed with one Mexican lessee, Aerocalifornia, which operates eight Aircraft representing approximately 0.2% of the Portfolio by Appraised Value. These Aircraft are subject to finance leases. Under the restructuring agreement, all repayments were to be made over the six month period ending June 30, 1997, after which title to the aircraft would transfer to the lessee under the terms of the finance leases. To date, the lessee has failed to comply with its obligations under this agreement. At March 31, 1997, amounts outstanding for a period greater than 30 days in respect of this lessee were $3 million. In January 1996, a formal deferral arrangement was signed with Mexicana, another Mexican lessee which operates eight Aircraft representing approximately 3% of the Portfolio by Appraised Value. Mexicana has agreed to repay its obligations over the four year period ending December 31, 1999. At March 31, 1997, the amounts outstanding for a period greater than 30 days in respect of Mexicana's deferred balance were

$10 million. The third Mexican lessee has performed satisfactorily in the year ended March 31, 1997 and had no amounts outstanding for a period greater than 30 days.

     There can be no assurance that such lessees will comply with the terms of any such restructuring agreements. As of March 31, 1997, provision for the excess of Rental Payments arrears over security held at such date had been made. However, there can be no assurance that further substantial costs and delays in recovering Aircraft will not be experienced, particularly if Airplanes Group is ultimately required to repossess Aircraft from any Mexican lessees.

     NORTH AMERICA

     North America is an important market for Airplanes Group's Aircraft with approximately 19% of the Portfolio by Appraised Value being operated in this region. At March 31, 1997, Airplanes Group had 33 Aircraft (or approximately 13% of the Portfolio by Appraised Value) on lease to 11 U.S.-based aircraft operators and 16 Aircraft (or approximately 6% of the Portfolio by Appraised Value) on lease to two Canadian aircraft operators. Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity, leading to a significant increase in load factors. In 1996 and early 1997 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing robust industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labour cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective leases.

     In December, 1996, Canadian Airlines, Airplanes Group's second largest lessee at March 31, 1997 by Appraised Value, approached its creditors including Airplanes Group with proposals to reschedule its obligations. Canadian Airlines indicated that this approach was part of a general plan designed to address its financial difficulties. Airplanes Group has thirteen aircraft on lease to Canadian Airlines, consisting of six A320s on operating leases and seven 737-200A Aircraft on finance leases. After a series of negotiations between GECAS, as Servicer to Airplanes Group, and Canadian Airlines, agreement in principle has been reached on a rescheduling plan which granted Canadian Airlines a deferral of operating lease rentals for a three month period from December 1996 to February 1997 and a deferral of finance lease principal payments in respect of six of the seven Aircraft on finance leases, for the six month period from December 1996 to May 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. The agreement in principle resulted in a loss of cashflow to Airplanes Group of approximately $6.4 million over the six months to May 1997.

     Airplanes Group has its only B747 (approximately 1% of the Portfolio by Appraised Value) on lease to Tower Air. Subsequent to the year ended March 31, 1997, Tower Air has fallen into arrears with its rentals payments with the result that at June 12, 1997, it had a balance of approximately $1 million outstanding for a period greater than 30 days. A rental deferral has been agreed with Tower Air which provides for the outstanding balance to be repaid over six months commencing July 15, 1997.

     ASIA AND FAR EAST

     As of March 31, 1997, 22 Aircraft representing approximately 14% of the Portfolio by Appraised Value were on lease to eleven aircraft operators in this region.

     At that date, seven Aircraft (or approximately 6% of the Portfolio by Appraised Value) were on lease to three aircraft operators in Indonesia. During the year to March 31, 1997 the Servicer reached an agreement with one Indonesian lessee who leases four Aircraft (or approximately 2% of the Portfolio by Appraised

Value) which resulted in rescheduled rentals. At March 31, 1997, the lessee was performing satisfactorily with no amounts owing to Airplanes Group under the rescheduled rentals. However, there can be no assurance that the lessee will continue to perform satisfactorily. The Aircraft leased by this airline are F100s and Airplanes Group's ability to release any aircraft, if re-delivered, at attractive rental rates may be adversely and materially affected by the bankruptcy of Fokker N.V.

     At March 31, 1997, two MD11 aircraft were on lease to another Indonesian lessee. One of these two MD11 Aircraft, representing approximately 2.0% of the Portfolio by Appraised Value, has been on lease to Varig since April 18, 1997. The other MD-11 Aircraft is the subject of a lease letter of intent with Varig. At March 31, 1997, the amounts outstanding from this Indonesian lessee for a period greater than 30 days were approximately $4 million, although Airplanes Group held maintenance reserves in cash of $6 million.

     EUROPE (EXCLUDING CIS)

     As of March 31, 1997, 65 Aircraft representing approximately 33.62% of the Portfolio by Appraised Value were on lease to twenty-eight aircraft operators in this region. At that date, 3 MD-83 Aircraft (or approximately 1.67% of the Portfolio by Appraised Value) were on lease to an aircraft operator in Turkey with amounts of $0.8 million outstanding for a period of greater than 30 days. GECAS, as Servicer, is in negotiation with this lessee with a view to resolving this situation.

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

DOWNTIME

     At March 31, 1997, the relatively low number of six Aircraft were off-lease. Of these Aircraft, two Aircraft, reserved under letter of intent for lease were the subject of contractual negotiations, one was the subject of a non-binding letter of intent to sell (and was subsequently sold after March 31, 1997) and one Aircraft was subject to a lease contract and was scheduled for delivery to the relevant lessee after March 31, 1997. The remaining two Aircraft were being actively marketed. Subsequent to March 31, 1997, one of these two Aircraft became subject to a non-binding letter of intent for sale.

PURCHASE OPTIONS

     At March 31, 1997, lessees with respect to 66 Aircraft had the benefit of options to purchase Aircraft at various dates between 1997 and 2003 at prices generally at or above their estimated appraised value at the exercise date. Seven lessees with respect to 22 Aircraft, representing approximately 9% of the Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated appraised value at the option exercise date. (For the purposes of this analysis, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from February 25, 1997 to the option exercise date from the Appraised Value of each Aircraft).

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

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral".

ITEM 3.  LEGAL PROCEEDINGS

     On November 5, 1992, GPA obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreement with GPA. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting GPA repossession and export of the Repossessed Assets. GPA was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between GPA and VASP, within thirty days of notification by VASP that it requires return of the assets, which VASP has not done to date. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against GPA in lieu of the return of the Repossessed Assets. GPA has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and the Federal Supreme Court. In addition, GPA is preparing a writ of mandamus to the High Court seeking to overturn the decision of the High Court and is seeking a stay on the decision pending its appeals.

     Seven of the thirteen aircraft which were repossessed by GPA from VASP following the 1992 injunction and the 1993 decision are in the Portfolio, although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time.

     The judgment of the High Court only applies to those assets which are the subject matter of the proceedings. In the event that VASP serves thirty days notice that it requires return of any of the Repossessed Assets, the only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgment having sought repossession rather than damages.

     GPA has informed Airplanes Group that it has been advised that the decision of the High Court in this matter is incorrect as a matter of Brazilian law. GPA has further informed Airplanes Group that it is actively pursuing all courses of action that may be available to it, including appeals to superior courts and intends to defend its position vigorously and to pursue each of its claims and counter claims against VASP. GPA has advised Airplanes Group that it believes the outcome of these matters will not have a material adverse effect on Airplanes Group's liquidity, results of operations or financial condition.

     AeroUSA and AeroUSA 3 have in the past filed, and will continue to file, U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by GPA, Inc. and its subsidiaries. GPA Group believes that none of these audits will have a material adverse impact upon the liquidity results of operations or the financial condition of AeroUSA.

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

TITLE OF CLASS           NAME AND ADDRESS                         NUMBER OF SHARES    PERCENT OF CLASS
--------------           ----------------                         ----------------    ----------------
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

     For additional information regarding the capital stock of Airplanes Limited and for a discussion relating to the payment of dividends, see "Item 1. Business -- Airplanes Limited".

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five-year period ended March 31, 1997 have been extracted from the audited financial statements of Airplanes Limited and Airplanes Trust, which have been audited by KPMG -- Dublin, Ireland, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The audited financial statements of Airplanes Limited and Airplanes Trust as at March 31, 1996 and 1997, and for each of the years in the three year period ended March 31, 1997 are included elsewhere in this Report on Form 10-K (the "Financial Statements").

     The selected combined financial data set forth below are presented on the basis that the Aircraft have been operated separately from GPA within the Airplanes Group for all periods presented or from the date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group has conducted independent business operations only since March 28, 1996. Accordingly, for prior periods adjustments and allocations have been made of, among other items, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts, as further described in
Note 2 to the Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". While Airplanes Group believes that the selected combined financial data set forth below are an appropriate presentation, such data for the period prior to March 28, 1996 are not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the periods up to March 28, 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     As GPA will continue to hold substantially all of the Class E Notes through which it will have access to certain of the benefits inherent in the Aircraft, aircraft assets are stated on the predecessor cost basis (i.e., reflecting GPA's historical cost less accumulated depreciation). The difference between such predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of Total Shareholders' Deficit in the Combined Balance Sheet Data.

COMBINED STATEMENT OF OPERATIONS DATA

                                                                YEAR ENDED MARCH 31,(1)
                                                        ----------------------------------------
                                                        1993     1994     1995     1996     1997
                                                        ----     ----     ----     ----     ----
                                                                       $MILLIONS
Revenues(2)
  Aircraft leasing..................................     413      526      608      616      604
Expenses
  Depreciation and amortization.....................    (230)    (185)    (208)    (207)    (223)
  Net interest expense(3)...........................    (203)    (252)    (348)    (368)    (383)
  Provision for maintenance.........................     (83)     (71)     (88)     (97)     (91)
  Bad and doubtful debts............................     (31)     (20)     (33)      28       --
  Provision for loss making leases and downtime,
     net(4).........................................     (33)     (27)      (5)      15       12
  Other lease costs.................................     (28)     (19)     (17)     (21)     (21)
  Selling, general and administrative expenses......     (22)     (26)     (34)     (35)     (38)
Income tax benefit..................................      32       13       16       13       10
                                                        ----     ----     ----     ----     ----
Net loss............................................    (185)     (61)    (109)     (56)    (130)
                                                        ====     ====     ====     ====     ====

COMBINED BALANCE SHEET DATA

                                                                       MARCH 31,(1)
                                                          ---------------------------------------
                                                           1994       1995       1996       1997
                                                          ------     ------     ------     ------
                                                                         $MILLIONS
Aircraft, net, and net investment in capital and sales
  type leases.........................................     4,332      4,181      3,965      3,731
                                                          ------     ------     ------     ------
Total assets..........................................     4,561      4,386      4,236      4,048
                                                          ======     ======     ======     ======
  Indebtedness(3).....................................    (4,583)    (4,602)    (4,634)    (4,397)
  Provision for maintenance...........................      (217)      (268)      (311)      (313)
Total liabilities.....................................    (5,169)    (5,228)    (5,252)    (5,194)
                                                          ======     ======     ======     ======
Net liabilities.......................................      (608)      (842)    (1,016)    (1,146)

COMBINED STATEMENT OF CASH FLOWS AND OTHER DATA

                                                             YEAR ENDED MARCH 31,(1)
                                                  ----------------------------------------------
                                                   1993      1994     1995       1996       1997
                                                  ------     ----     ----       ----       ----
                                                                   $MILLIONS
Cash paid in respect of interest(3)...........       178      222      303        323        265
EBITDA(5).....................................       222      369      440        514        483
Net cash provided by operating activities
  (after payment of interest).................       164      189      177        216        224
Net cash (used in)/provided by investing
  activities..................................    (1,282)    (514)     (23)        13         19
Net cash (used in)/provided by financing
  activities..................................     1,118      325     (154)      (144)      (238)
                                                  ------     ----     ----       ----       ----
Net movements in cash.........................       NIL      NIL      NIL         85          5
                                                  ======     ====     ====       ====       ====

SELECTED RATIOS

                                                                YEAR ENDED MARCH 31,(1)
                                                     ---------------------------------------------
                                                     1993      1994      1995      1996      1997
                                                     -----     -----     -----     -----     -----
Deficiency of Combined Earnings to Combined Fixed
  Charges(6)($millions)..........................     (217)      (74)     (125)      (69)     (140)
EBITDA(5) to cash paid in respect of
  interest(3)....................................     1.25      1.66      1.45      1.59      1.82
Total indebtedness, less the Class E Note
  Portion, to
  EBITDA(3)(5)(7)................................    15.10     10.51      8.85      7.87      7.88

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Revenues include Maintenance Reserve receipts. See Note 16 to the Financial Statements.

(3) In the period from March 28, 1996, interest expense has been based on the terms of the Notes and the Class E notes. It has been assumed that until March 28, 1996, Airplanes Group was financed with indebtedness to GPA, increasing as and when the Aircraft were acquired by GPA, to an amount of $4,602 million. No repayments of principal are assumed. Net interest expense is calculated based on the assumption that all of the debt from GPA carried interest at assumed historic rates of 6.22%, 6.27%, 7.83% and 8.25% in the years ended March 31, 1993, 1994, 1995 and the period ended March 28, 1996, respectively (the "Assumed Rates"). Interest on the Class E Notes accrues at a significantly higher rate than the Assumed Rates although the cash outflow associated with the Class E Notes is substantially lower than the Assumed Rates. Interest accruing on the Class E Notes together with outstanding and unpaid E Note interest, has been included in Accrued Expenses and other liabilities. It has been further assumed for purposes of the Statements of Cash Flows that in the periods to March 28, 1996 Airplanes Group paid cash interest of only 1% on the portion of indebtedness to GPA which was originally assumed to be refinanced by the Class E Notes (assumed for purposes of the selected combined financial data to represent approximately 15% of the indebtedness to GPA until March 28, 1996). Net interest expense is stated after crediting interest income of $6 million in 1993 and 1994, $9 million in 1995, $8 million in 1996 and $17 million in 1997. It has been assumed that the indebtedness assumed owed to GPA at March 28, 1996 was repaid from the proceeds of the Notes issued. Indebtedness at March 31, 1996 represents the aggregate of the Class A-E Notes in issue on that date, net of $5 million of original issue discount and net of approximately $13 million of Class E notes, which were cancelled in July 1996 under the terms of the transaction relating to certain purchase price adjustments. Indebtedness at March 31, 1997, represents the aggregate of the Class A-E Notes in issue, net of $4 million of original issue discount.

(4) A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. Following the adoption of SFAS 121 "Accounting for the Impairment of Long Lived Assets to Be Disposed Of" ("FAS 121") with effect from April 1, 1996, Airplanes Group no longer makes separate provisions for downtime costs because under FAS 121 Airplanes Group's assessment of the need for separate downtime provisions is incorporated in its impairment assessment. (See Note 4(b) to the Financial Statements). The net downtime provisions released/charged in Airplanes Group were $2 million released in the year ended March 31, 1994, a net charge of $9 million in the year ended March 31, 1995 and $7 million released in the years ended March 31, 1996 and 1997. Information for the year ended March 31, 1993 is not available.

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

(7) For the period from March 28, 1996, the Class E Note Portion equals that amount of Airplanes Group's total indebtedness which is actually represented by the Class E Notes (equal to $591 million at March 31, 1997). The Class E Note Portion in the period until March 28, 1996 equals that amount of Airplanes Group's total indebtedness to GPA which was expected to be refinanced by the Class E Notes (assumed for purposes of the Financial Statements to represent approximately 15% of the indebtedness to GPA).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On March 28, 1996, the Trust issued $4,048 million of Certificates in four classes -- Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate subclasses. Each class and subclass of the Certificates represents a fractional undivided beneficial interest in two corresponding classes or subclasses of Notes issued by Airplanes Limited and Airplanes Trust. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from the Underwritten Offering in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of the Class E Notes, to acquire certain subsidiaries of GPA Group. Of the $604 million of Class E Notes issued, $13 million were cancelled in July 1996 pursuant to the terms of the Acquisition relating to certain purchase price adjustments. The acquired subsidiaries owned 229 Aircraft and related leases to approximately 83 aircraft operators in approximately 40 different countries. As of March 31, 1997, 223 Aircraft were on lease to 79 Aircraft operators based in 40 countries. Of the remaining six Aircraft, two were subject of non-binding letters of intent to lease, one was the subject of a non-binding letter of intent to sell and one was subject to a lease (with delivery to the relevant lessee scheduled for a date after March 31, 1997.) The remaining two Aircraft were being actively remarketed. The Aircraft which was the subject of a non-binding letter of intent to sell at March 31, 1997 was subsequently sold.

     The following discussion and analysis of Airplanes Group's financial condition and results of operations is presented as though the Aircraft have been operated and financed separately from GPA within the Airplanes Group in all periods under review or from their date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group only acquired the aircraft on March 28, 1996 and, therefore, has not conducted any business operations in the periods under review prior to March 28, 1996. Accordingly, adjustments and allocations have been made with respect to, inter alia, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts as further described below and in Note 2 to the Financial Statements for periods prior to March 28, 1996. While Airplanes Group believes that the following discussion and analysis is an appropriate presentation, it is not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the period to March 28, 1996.

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

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996

     During the year ended March 31, 1997 there was a continuation of the recovery in the air transport industry which had affected Airplanes Group's results of operations positively in 1996. There was no net increase in the provision for bad debts in the year ended March 31, 1997 and the number of aircraft off-lease at March 31, 1997 was six compared with eleven at March 31, 1996. In general, however, in each of 1996 and 1997, there was no material increase in lease rates. The older widebody aircraft (which include A300s, DC10s and a B747) as well as turboprops (which include ATR42s, Metro-IIIs and DHC8s) remain problematic in respect of the ability to place the aircraft with lessees, the lease rates achievable and used aircraft values. At March 31, 1997, of the six aircraft off lease, two were DC10s and one was an A300. The majority of older widebody aircraft on lease at March 31, 1997 were loss-making, with the result that approximately 41% of the loss making lease provision required for Airplanes Group as a whole was in respect of four A300s and a B747. Furthermore, the rental rates obtained by Airplanes Group from Varig for three MD-11 Aircraft are approximately one third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cashflows. Despite recent improvements in the level of downtime, there can be no certainty that an increase in non-revenue earning Aircraft will not occur in the future. This will depend to a large extent on the number of Aircraft which may be redelivered to Airplanes Group from aircraft operators and Airplanes Group's ability to re-lease these Aircraft. Airplanes Group, through the marketing efforts of the Servicer under the Servicing Agreement, will continue to focus on minimizing the number of Aircraft off-lease.

     When comparing the results for each of the two entities of Airplanes Trust and Airplanes Limited, it should be noted that two MD83 aircraft were transferred from Airplanes Limited to Airplanes Trust in the quarter ending June 30, 1997.

     REVENUES

     There was a small reduction in revenues for the year ended March 31, 1997 which were $604 million (Airplanes Limited: $532 million; Airplanes Trust: $72 million) compared with $616 million (Airplanes Limited: $556 million; Airplanes
Trust: $60 million) for the year ended March 31, 1996. The small reduction is a result of marginally lower interest rates in 1997 (which impacts the pricing of certain lease rentals) partially offset by a greater number of aircraft on lease. At March 31, 1997, Airplanes Group had 223 Aircraft on lease (Airplanes
Limited: 199 Aircraft; Airplanes Trust: 24 Aircraft) compared with 218 Aircraft on lease at March 31, 1996 (Airplanes Limited: 197 Aircraft; Airplanes Trust: 21 Aircraft). Maintenance Reserve receipts, which Airplanes Group receives from certain of its lessees to provide against the future cost of maintaining leased Aircraft, are included in revenues.

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1997 amounted to $223 million (Airplanes Limited: $191 million; Airplanes Trust:
$32 million) compared with $207 million (Airplanes Limited: $183 million; Airplanes Trust: $24 million) for the year ended March 31, 1996. The increased charge is primarily as a result of additional depreciation required, as a result of the application of FAS 121, in respect of two DC10 Aircraft. The adoption of FAS 121 did not have a material impact on the results for the year ended March 31, 1997. Of these two DC10 Aircraft, one was sold subsequent to March 31, 1997 and the other is subject to a non-binding letter of intent to sell.

     NET INTEREST EXPENSE

     Net interest expense amounted to $383 million in the year ended March 31, 1997 (Airplanes Limited: $343 million; Airplanes Trust: $40 million) compared with $368 million for the year ended March 31, 1996 (Airplanes Limited: $335 million; Airplanes Trust: $33 million). In the period to March 28, 1996, net interest expense has been determined on the basis set out in Note 2 to the Financial Statements. This essentially assumes that until March 28, 1996, Airplanes Group's debt was assumed to be owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. No repayment of principal was assumed but any excess cash generated in Airplanes Group's business while part of GPA was deemed to be distributed back to GPA. At March 28, 1996, the actual aggregate amount of all classes of Notes issued was $4,652 million. Of the $604 million Class E Notes issued, $13 million were cancelled in July 1996 under the terms of the transaction relating to certain purchase price adjustments. It has been assumed that the indebtedness assumed owed to GPA at March 28, 1996 was repaid from the proceeds of the Notes issued. The interest charge has been calculated until March 28, 1996 based on the assumption that all of the debt accrued interest at an assumed historic rate (based on GPA's assumed average cost of debt) of 8.2% in the year ended March 31, 1996.

     The interest charge for the year ended March 31, 1997 is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Class A - D Notes during the year to March 31, 1997 was 6.61% and the average principal amount of debt in respect of the Class A - D Notes outstanding during the year was $3,936 million. The Class E Notes together with accrued and unpaid E Note interest accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index).

     The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the year to March 31, 1996 is substantially accounted for by the assumption that Airplanes Group paid cash interest only at the per annum rate of 1% on the portion of indebtedness to GPA which was assumed, for the purpose of the financial statements, to be refinanced by the Class E Notes (the Class E Note Portion). The Class E Note Portion was assumed to represent approximately 15% of total indebtedness to GPA in each period under review prior to March 28, 1996.

     The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the year ended March 31, 1997 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period. Furthermore, as a result of the greater than expected decrease in Appraised Values (as at February 25, 1997) compared to the Initial Appraised Values, no cash interest has been paid on the Class E Notes since February 17, 1997.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 1997, Airplanes Group earned interest income (including lessee default interest) of $17 million (Airplanes Limited: $17 million; Airplanes Trust: nil) compared with $8 million in the year ended March 31, 1996 (Airplanes Limited: $7 million; Airplanes
Trust: $1 million). The increase is primarily attributable to cash balances in the year ended March 31, 1997 being higher than those assumed in the period to March 31, 1996 and a higher level of default interest being earned in the year to March 31, 1997.

     The overall increase in net interest expense for the year ended March 31, 1997, despite marginally lower interest rates, a lower average principal amount of Class A-D Notes outstanding and higher interest income, is primarily due to the accrual of interest on outstanding and unpaid accrued E Note interest.

     BAD DEBT, DOWNTIME AND LOSS-MAKING LEASE PROVISIONS

     Airplanes Group's practice with respect to bad debts is to provide specifically for any amounts due but unpaid by lessees based primarily on an assessment of the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While certain of Airplanes Group's lessees continued to experience financial difficulties in the year ended March 31, 1997, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other major carriers improved in the period reflecting a somewhat improved trading environment in certain regions. Overall there was no charge required in respect of the provision for bad and doubtful debts in the year ended March 31, 1997. This arose principally as a result of the release of provisions in respect of one Mexican lessee and the use of a provision made in respect of one Indonesian lessee following the conclusion of a restructuring agreement with the lessee during 1997. These factors were offset by an increase in the provisions required in respect of one Indian lessee, one Canadian lessee and one Peruvian lessee. This is compared with a net credit in respect of bad and doubtful debts for the year ended March 31, 1996 of $28 million (Airplanes
Limited: $27 million; Airplanes Trust $1 million), primarily as a result of a reduction in significant provisions required in respect of two Brazilian lessees and one Mexican lessee.

     Following the adoption of FAS 121, with effect from April 1, 1996, Airplanes Group no longer makes separate provisions in respect of downtime costs because under FAS 121, Airplanes Group's assessment of the need for downtime provisions is incorporated in its impairment assessment. (See Note 4(b) to the Financial Statements). Downtime provisions at March 31, 1996 of $7 million (Airplanes Limited: $4 million; Airplanes Trust: $3) were released during the year to March 31, 1997. In the year to March 31, 1996 the net provision released was also $7 million (Airplanes Limited: a release $8 million; Airplanes Trust: a charge of $1 million).

     A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the remaining principal balance of the Class A-E Notes (with Class E Note interest assumed to be 11%) or in periods prior to March 28, 1996, with indebtedness from GPA equivalent to the appraised value of such Aircraft at October 31, 1995. Due to the continuation of the recovery of the industry during the year ended March 31, 1997, the provision for loss-making leases at March 31, 1997 had decreased by $5 million as compared to the provision at March 31, 1996. Overall, however, the net provision released of $5 million (Airplanes Limited: $1 million; Airplanes Trust: $4 million) in the year to March 31, 1997, was a reduction compared to the net provision released in the year to March 31, 1996, of $8 million (Airplanes Limited: $10 million; Airplanes Trust a net charge of $2 million) which can be primarily attributed to the level of provisions required in respect of two loss-making leases (one A300 and the B747-200) signed in the year to March 31, 1997.

     OTHER LEASE COSTS

     Other lease costs in the year ended March 31, 1997 amounted to $21 million (Airplanes Limited: $20 million; Airplanes Trust: $1 million) compared with $21 million in 1996 (Airplanes Limited: $20 million; Airplanes Trust: $1 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year to March 31, 1997 amounted to $38 million (Airplanes Limited: $35 million; Airplanes Trust: $3 million). This is slightly higher than selling, general and administrative expenses incurred in the year to March 31, 1996 of $35 million (Airplanes
Limited: $32 million; Airplanes Trust: $3 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GE Capital Aviation Services, Limited ("GECAS"). Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $38 million in the year to March 31, 1997 include $26 million (Airplanes
Limited: $24 million; Airplanes Trust: $2 million) relating to GECAS servicing fee compared to $22 million (Airplanes Limited: $20 million; Airplanes Trust: $2 million) for the year ended March 31, 1996. The increase is largely attributable to a cashflow incentive fee.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to March 31, 1997 was $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1) in respect of administrative agency and cash management fees payable to GPA. Arrangements with GPA in respect of administrative agency services and cash management services only became effective on March 28, 1996.

     OPERATING LOSS

     The operating loss for the year ended March 31, 1997 was $140 million (Airplanes Limited: $122 million; Airplanes Trust: $18 million) compared with an operating loss of $69 million for the year ended March 31, 1996 (Airplanes
Limited: $48 million; Airplanes Trust: $21 million). Airplanes Limited and Airplanes Trust expect to continue to report substantial losses in the future.

     TAXES

     Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. There was a tax benefit of $10 million in 1997, primarily as a result of overprovision of deferred tax in prior years, (Airplanes Limited: $10 million; Airplanes Trust: nil) compared with a tax benefit of $13 million in 1996 (Airplanes Limited: $5 million; Airplanes Trust: $8 million), as a result of continuing operating losses.

     NET LOSS

     The net loss for 1997 after taxation was $130 million (Airplanes Limited:
$112 million; Airplanes Trust: $18 million) compared with a net loss for the year ended 1996 of $56 million (Airplanes Limited: $43 million; Airplanes Trust:
$13 million).

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1996 COMPARED WITH YEAR ENDED MARCH 31, 1995

     Certain of Airplanes Group's lessees continued to experience difficult trading conditions in 1995 and to a lesser extent in 1996 and these had an adverse effect on Airplanes Group's operations for the years ending March 31, 1995 and 1996. There were, however, some signs of improvement in the industry and certain other significant lessees recorded generally improved trading performances resulting in the reversal in 1996 of some provisions previously made in respect of bad and doubtful debts.

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

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1996 amounted to $207 million (Airplanes Limited: $183 million; Airplanes Trust:
$24 million) compared with $208 million (Airplanes Limited: $183 million; Airplanes Trust: $25 million) for the year ended March 31, 1995. The marginally reduced depreciation in 1996 reflects certain additional valuation provisions made in 1995, partly offset by depreciation costs for the full twelve month period to March 31, 1996 in respect of Aircraft which were acquired by GPA in 1995 (and not therefore reflected in results for the entire year ended March 31, 1995).

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

     BAD DEBT, DOWNTIME AND LOSS-MAKING LEASE PROVISIONS

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

     Prior to the year ended March 31, 1997, Airplanes Group provided for downtime costs based on an estimated re-lease date of the particular Aircraft off-lease. Downtime costs included depreciation, allocated interest (determined as set forth below in the context of provisions for "loss-making" leases) and any other directly attributable costs for the specific Aircraft for the estimated off-lease period. Downtime provisions released for the year to March 31, 1996, were $7 million (Airplanes Limited: $8 million; Airplanes Trust: a net charge of $1 million) as compared to the provision required of $9 million (Airplanes Limited: $9 million; Airplanes Trust: nil) for the year to March 31, 1995. This is a reflection of the recovery of the industry during the year to March 31, 1996.

     The recovery of the air transport industry during the year ended March 31, 1996 was also reflected in the provision required for loss-making leases which decreased by $8 million compared to the provision at March 31, 1995. The net provision released of $8 million (Airplanes Limited: $10 million released; Airplanes Trust: a net charge of $2 million) in the year ended March 31, 1996, was an increase compared to the $4 million released (Airplanes Limited: $5 million released; Airplanes Trust: a net charge of $1 million) in the year ended March 31, 1995.

     OTHER LEASE COSTS

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The most significant element of selling, general and administrative expenses is the aircraft management fees paid to GECAS. For purposes of the Financial Statements, substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management. The balance of Airplanes Group's selling, general and administrative expenses has been based on GPA's historic overhead (but excluded any of GPA's restructuring or litigation costs) and apportioned between GPA and Airplanes Group in the same proportion that lease rental revenues generated by the Aircraft in the period under review bears to lease rental revenues generated by GPA's aircraft that were not sold to Airplanes Group. On this basis, selling, general and administrative expenses of $35 million in 1996 (Airplanes Limited:
$32 million; Airplanes Trust: $3 million) include $22 million (Airplanes Group:
$20 million; Airplanes Trust: $2 million) relating to GECAS management fees. This is a similar charge to that incurred in the year ended March 31, 1995.

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

     LIQUIDITY

     Airplanes Group's Statements of Cash Flows prior to the period ended March 28, 1996 have been prepared on the assumption that Airplanes Group maintained constant cash balances of approximately $135 million. The actual cash balance at March 31, 1997 amounted to $225 million (Airplanes Limited: $219 million; Airplanes Trust: $6 million). The actual cash balances of Airplanes Group at March 31, 1996 amounted to $220 million (Airplanes Limited: $214 million; Airplanes Trust: $6 million).

     OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and Airplanes Group's ability to re-lease Aircraft, the average cost of the Notes, the efficacy of Airplanes Group's interest rate hedging policies, the ability of Airplanes Group's swap providers to perform under the terms of their swap and similar obligations and whether Airplanes Group will be able to refinance certain subclasses of Notes that have not been repaid with lease cash flows. Net cash provided by operating activities amounted to $224 million in 1997 (Airplanes Limited: $214 million; Airplanes Trust: $10 million), compared with $216 million in 1996 (Airplanes Limited: $196 million; Airplanes Trust: $20 million). This reflects cash paid in respect of interest of $265 million in 1997 (Airplanes Limited: $237 million; Airplanes Trust: $28 million), compared with $323 million in 1996 (Airplanes Limited: $294 million; Airplanes Trust: $29 million). See above for a discussion of the basis upon which Airplanes Group's interest charge and cash paid in respect of interest has been calculated. In addition, depreciation and amortization amounted to $223 million in 1997 (Airplanes Limited: $191 million; Airplanes Trust: $32 million), compared with $207 million in 1996 (Airplanes Limited: $183 million; Airplanes Trust: $24 million). The decrease in net Aircraft maintenance cash flows (included in net cash provided by operating activities), which were $43 million in the year ended March 31, 1996 compared to $2 million in the year ended March 31, 1997, is primarily attributable to a refund of $18 million of maintenance receipts to a lessee which were replaced by letters of credit and the balance consists of maintenance claims. The cash provided by operating activities in the year ended March 31, 1996 reflects a decrease in accruals and other liabilities of $19 million primarily relating to the change from assumed accruals and other liabilities in the year ended March 31, 1995 to an actual level of accruals and other liabilities following the closing date. The cash provided by operating activities in the year ended March 31, 1997 reflects an increase in accruals and other liabilities of $21 million which relates primarily to an increase in deposits, unearned revenue and other accruals due to the timing of payments during the year ended March 31, 1997 compared to the year ended March 31, 1996.

     INVESTING AND FINANCING ACTIVITIES

     In the year ended March 31, 1997, Airplanes Group repaid $238 million (Airplanes Limited: $216 million; Airplanes Trust: $22 million) of Subclass A-5 Notes and Class B Notes.

     In the year ended March 31, 1996, no use of cash to repay indebtedness was assumed other than distributions and transfers back to GPA of cash in amounts required to restore Airplanes Group's cash balance to $220 million at March 31, 1996. These distributions and transfers back have been treated as increases in Airplanes Group's net liabilities and amounted to $176 million in 1996 (Airplanes Limited: $147 million; Airplanes Trust: $29 million).

     INDEBTEDNESS

     Airplanes Group's indebtedness consists of the Class A-E Notes in the amount of $4,397 million (Airplanes Limited: $4,005 million; Airplanes Trust:
$392 million) at March 31, 1997 and $4,634 million (Airplanes Limited: $4,221 million; Airplanes Trust: $413 million) at March 31, 1996. Airplanes Group has $591 million Class E Notes outstanding. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million in Subclass A-4 Notes will have to be refinanced through the sale of further pass-through certificates in 1998, 1999, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

     Under the terms of the Notes, Airplanes Group is required annually to commission an appraisal of the Aircraft. The purpose of the appraisal is to redirect, when appropriate, excess cash flow to the Class A Notes and to maintain and reduce the loan to value ratios for each Class of Notes. Reductions in appraised values cannot affect interest payments to be made on the Class A-D Notes, but can cause the suspension of interest payments on the Class E Notes. Airplanes Group obtained updated appraisals of the Aircraft from three independent aircraft appraisers as of February 25, 1997. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft was approximately $4,207 million (the "Appraised Value") compared with $4,527 million as of October 31, 1995. See "Item 1: Business -- The Aircraft, Related Leases and Collateral -- Appraisals". This decrease was approximately $155 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Greater than expected decreases in value occurred across the Aircraft, with significant percentage decreases being experienced by the older, widebody Aircraft (A300s and DC10s), the Fokker 100s, and to a lesser extent the MD83s and B737-500s.

     However, Airplanes Group's strong operating cashflow performance since the date of the Acquisition allowed greater than expected amortisation of the Class A Notes. Accordingly, at March 17, 1997, Principal Adjustment Amounts of approximately $39 million in aggregate were required to be paid under the terms of the Notes from available cashflow and applied to reduce the outstanding principal balance of the Subclass A-5 Notes so as to restore the loan to value ratios. Prior to the payment to Certificateholders on June 16, 1997, Principal Adjustment Amounts of approximately $21 million were required. Until the required Principal Adjustment Amount payments have been made, there will be no further interest payments on the Class E Notes and no additional payments in respect of conversions or modifications of aircraft nor any other payments ranking more junior than the Principal Adjustment Amounts in the priority of payments which apply to the Notes. There can be no assurance that aircraft appraisers will not further reduce their appraised values for Aircraft in the future or that Aircraft values will not fall.

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

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group initially entered into interest rate swaps with an aggregate notional principal amount of $2.62 billion (the "Initial Swaps"). Under these Initial Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Initial Swaps amortize having regard to the original minimum amortization schedule of the Class A and B Notes, the expiry dates of the leases then existing under which lessees were contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, GPA Financial, as Airplanes Group's Administrative Agent seeks to enter into additional swaps or sell at market value or unwind part or all of the initial swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At March 31, 1997, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $2,790 million. This consisted of $890 million in respect of the unamortized balance of the notional amount of the Initial Swaps and $1,900 million in respect of the unamortized balance of the notional amount of additional swaps ("additional swaps") entered into by Airplanes Group since March 28, 1996 in order to rebalance Airplanes Group's mix of fixed and floating interest rate obligations and the fixed and floating mix of rental payments. None of the additional swaps have maturity dates extending beyond November 2000. As of March 31, 1997, of the $890 million aggregate notional amount of the unamortized balance of the Initial Swaps, an amortizing swap with a notional amount of $70 million had a final maturity date of April 1997, an amortizing swap with a notional amount of

$310 million had a final maturity date of October 1998 and an amortizing swap with a notional amount of $510 million had a final maturity date of April 2001. The fair values of the swaps at March 31, 1997 was $8.77 million.

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ("Swaptions"). Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and receive fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the initial and any future Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to March 31, 1997, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $101 million and sold Swaptions with an aggregate notional principal balance of $25 million. The net aggregate notional principal balance of Swaptions at March 31, 1997 therefore amounted to $76 million. The fair value of the Swaptions at March 31, 1997 was $0.3 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, this amount has been included in income for the year ended March 31, 1997.

     Through the use of interest rate swaps, Swaptions and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

     The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions whose credit ratings are consistent with maintaining the ratings of the Class A Notes.

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

     RENTAL ACCOUNTS

     The lessees make all payments under the leases directly into the applicable Rental Accounts. Pursuant to the Cash Management Agreement, the Cash Manager transfers, or causes to be transferred, all funds deposited into the Rental Accounts into the Collection Account as collections within one business day of receipt thereof (other than certain limited amounts, if any, required to be left on deposit for local legal or regulatory reasons).

     THE COLLECTION ACCOUNT

     Collections include all amounts received by Airplanes Group, including (i) Rental Payments, (ii) payments under any letter of credit, letter of comfort, letter of guarantee or other assurance in respect of a lessee's obligations under a lease, (iii) the Liquidity Reserve Amount in the Collection Account,
(iv) amounts received in respect of claims for damages or in respect of any breach of contract for nonpayment of any of the foregoing (including any amounts received from any Airplanes Group subsidiary, whether by way of distribution, dividend, repayment of a loan or otherwise and any proceeds received in connection with a lessee's restructuring), (v) net proceeds of any Aircraft sale or amounts received under certain agreements or purchase options under which a person acquires or is entitled to acquire legal title, or the economic benefits of ownership of an Aircraft, (vi) proceeds of any insurance payments in respect of any Aircraft or any indemnification proceeds, (vii) certain amounts transferred from the Lessee Funded Account to the Collection Account, (viii) net payments to Airplanes Group under any Swap Agreement, (ix) investment income, if any, on all amounts on deposit in the accounts (in each case to the extent consistent with the terms of applicable related leases) and (x) any other amounts received by any member of Airplanes Group other than certain funds required to be segregated from Airplanes Group's other funds, certain funds to be applied in connection with a redemption, certain funds received in connection with a refinancing issue of Notes and certain amounts required to be paid over to any third-party (collectively, the "Collections").

     Collections on deposit in the Collection Account are calculated by the Cash Manager on the fourth business day immediately preceding each interest payment date. The portion of the Airplanes Group Expenses that are due and payable or anticipated to become due and payable over the next interest accrual period on the Notes (the "Required Expense Amount") and that have not been paid directly by the Cash Manager to Expense payees is transferred into the Expense Account on each interest payment date and the Cash Manager may, from time to time, transfer other amounts into the Expense Account in respect of unanticipated Expenses falling due and payable within such interest accrual period. To the extent funds are available therefor on any interest payment date, the Cash Manager also transfers amounts in respect of expenses and costs that are not regular, monthly recurring expenses but are anticipated to become due and payable in any future interest accrual period ("Permitted Accruals"). Amounts received in respect of certain segregated Security Deposits and Maintenance Reserves are transferred directly into the Lessee Funded Account.

     LIQUIDITY RESERVE AMOUNT

     All Collections received by Airplanes Group are either transferred to another Account as described above and below, paid to the appropriate third party on behalf of Airplanes Group or held in the Collection Account as a part of the "Liquidity Reserve Amount", a balance required to be held by Airplanes Group in the Collection Account pursuant to the Cash Management Agreement and each Trust Indenture. The Liquidity Reserve Amount is (i) the Maintenance Reserve Amount, currently equal to $80.0 million, (ii) a "Security Deposit Reserve Amount", currently equal to approximately $61.2 million, and
(iii) a "Miscellaneous Reserve Amount", currently equal to $40.0 million.

     The Liquidity Reserve Amount at June 16, 1997 equaled approximately $181.2 million and may be increased or decreased from time to time by an action of the Board of Directors or Board of Controlling Trustees in light of significant changes in, inter alia, the condition of the Aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions; provided that the Airplanes Group will obtain confirmation in advance in writing from the applicable rating agencies that any such proposed reduction in the Liquidity Reserve Amount (other than a reduction attributable solely to a decrease in the Security Deposit Reserve Amount as a result of Airplanes Group entering into future leases requiring lower security deposits than expired leases) will not result in a lowering or withdrawal by any such rating agencies of their respective ratings of any class of Certificates. If the balance of funds on deposit in the Collection Account should fall below the Liquidity Reserve Amount at any time (including as a result of Airplanes Group's determination that the Liquidity Reserve Amount should be increased, as required by the applicable rating agencies or otherwise), Airplanes Group may continue to make all payments, including required payments on the Notes, which rank prior to, or pari passu with, payments of accrued and unpaid interest on the Class D Notes and any Permitted Accruals, provided that the balance of funds in the Collection Account does not fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount at their then current levels. However, the balance of funds in the Collection Account may fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount, at their then current levels, and Airplanes Group may continue to make payments of (i) all accrued and unpaid interest on, and, on the final maturity date of any class or subclass thereof, principal of such class or subclass of, the most senior class of Notes then outstanding to avoid a Note Event of Default; and (ii) payments under Airplanes Group's swap agreements.

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

     THE EXPENSE ACCOUNT

     On each interest payment date on the Notes, the Cash Manager withdraws from the funds deposited in the Collection Account an amount equal to the Required Expense Amount, which amount is then used to pay the Expenses. To the extent that the Required Expense Amount has not been paid directly by the Cash Manager to Expense payees, the Required Expense Amount is deposited into the Expense Account. In addition, in the period between interest payment dates on the Notes, the Cash Manager may make further withdrawals of cash from the Collection Account in order to satisfy Expenses due and payable prior to the next interest payment date on the Notes that were not previously anticipated to become so due and payable on the previous interest payment date. If funds on deposit in the Collection Account are less than the Required Expense Amount on any interest payment date on the Notes, Airplanes Group will be unable to pay the Required Expense Amount in full on such date, which may lead to a default under one or more of Airplanes Group's various service agreements or other contracts under which the Expenses arise.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:


NAME                       AGE     OFFICES HELD WITH THE REGISTRANTS
----                       ---     -----------------------------------------------------------
Roy M. Dantzic...........  52      Independent Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust
William A. Franke........  60      Independent Director and Chairman, Airplanes Limited
                                   Controlling Trustee and Chairman, Airplanes Trust
Hugh R. Jenkins..........  63      Independent Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust
William M. McCann........  53      Independent Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust
Edward J. Hansom.........  39      E Note Director, Airplanes Limited
                                   Controlling Trustee, Airplanes Trust

     Certain individuals other than the Directors and Controlling Trustees listed above serve as directors of various subsidiaries of Airplanes Group.

     Roy Dantzic started his career with Coopers & Lybrand qualifying as a chartered accountant in 1968. He moved into the City in 1970 and spent the next 10 years in corporate advisory work, principally as a director of Samuel Montagu. In 1980, the British Government appointed Mr. Dantzic as Finance Director of British National Oil Corporation and he served in such capacity until 1984. Between 1985 and 1989 he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of Stanhope Properties and served as its Finance Director from 1992 until the company was acquired in 1995. In August 1995, Mr. Dantzic became a director of the corporate broking division of Merrill Lynch International Ltd. He has served as a non executive director on the boards of Central Electricity Generating Board, British Nuclear Fuels Limited, Saxon Oil Limited and Total Oil Holdings Ltd. Mr. Dantzic is currently managing director of the property division of BG plc (formerly British Gas Plc).

     William Franke is Chairman and Chief Executive Officer of America West Holdings Corporation since February 1997 and since 1992, Chairman of the Board of its principal subsidiary, America West Airlines, Inc., an airline and was the subsidiary's Chief Executive Officer from December 1993 until February 1997.

Mr. Franke was formerly chairman, president and chief executive officer of Southwest Forest Industries, Inc., a Fortune 500 integrated forest products company based in Phoenix. He was Chairman of the executive committee at Valley National Bank (now Bank One, Arizona, N.A.) during its management restructuring and served as Chairman of the Executive Committee, acting Chief Executive Officer and Chairman of the special committee of directors of The Circle K Corporation during its financial restructuring. Mr. Franke is owner and president of Franke & Company, Inc., a financial advisory firm. He is currently a director of Central Newspapers, Inc., publisher of the Phoenix and Indianapolis morning newspapers, Phelps Dodge Corporation, a major mining and manufacturing company and Beringer Wine Estates. He is also a director of the Air Transport Association of America.

     Hugh Jenkins has spent over 20 years in senior investment management positions. Most recently with the Prudential Corporation Plc, a large life insurance company where from 1989 to December 1995 he was an Executive Director and Chairman/Chief Executive of its investment management subsidiary with overall responsibility for the Group's investments worldwide. His previous appointments included: 1986-1989 Group Investment Director of Allied Dunbar Insurance Plc, 1985-1986 Director of Heron International, N.V. and from 1973-1985 as Director-General of Investments for the pension plans of the National Coal Board. He is currently Deputy Chairman, Thorn Plc and a non-executive Director of The Rank Organisation Plc, EMI Plc, Johnson Matthey Plc and Gartmore European Investment Trust Plc.

     William McCann, a chartered accountant, became a partner in Craig Gardner/Price Waterhouse in 1972. From 1987 to 1995, he was the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland. From 1991 to 1995 he was a member of the Price Waterhouse World Board. Mr. McCann currently is Chairman of the Electricity Supply Board, Ireland, Deputy Chairperson of the Irish Takeover Panel and a Director of the Central Bank of Ireland. He is also a Director of Canada Life Assurance (Ireland) Limited, Murray Global Accumulation Funds plc and is Chairman or a Director of a number of other companies. He is a Board Member of the University College Dublin Graduate School of Business.

     On March 28, 1996, Edward Hansom was appointed a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust by GPA Group as majority holder of the Class E Notes. Mr. Hansom is Chief Financial Officer of GPA Group. He joined GPA Group in December 1988 from the treasury division of Schroders. Prior to taking up his current position in May, 1997, Mr. Hansom was General Manager, Treasury of GPA Group. Mr. Hansom is also a director of ALPS 94-1.

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

GENERAL

     GECAS and its affiliates are the world's largest managers of commercial aircraft. As of December 31, 1996, the GECAS Managed Portfolio consisted of 891 aircraft, which are on lease to more than 156 lessees in 57 countries throughout the world. GECAS announced in early 1996 that it had entered into a multi-year order for five Boeing 777s and 102 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft of which four aircraft have been delivered in period to March 31, 1997. In addition GECAS purchased three Boeing 737 jet aircraft, which were not included in the order book announced in 1996. Under the agreement with Boeing, GECAS also may purchase up to 76 additional Boeing 737 jet aircraft. On July 15, 1996, GECAS entered into a multi-year order for 40 A320 aircraft and five A340 aircraft, and options for a further

40 A320 aircraft and five A340 aircraft. The first aircraft under this order is due for delivery in August 1997. As a global commercial aviation financial services company, GECAS and its affiliates (i) offer a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provide asset management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, GPA and their respective affiliates, ALPS 94-1 and certain third parties. GECAS, together with GECAS, Inc., has access to approximately 210 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; San Francisco, California; and a number of other locations, including Beijing, Dallas, Hong Kong, Miami and Singapore.

     GECAS is headquartered in Shannon, Ireland and at December 31, 1996 had 114 employees.

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

     GECAS offers a broad range of management services to aircraft owners, lenders and investors, including collection of rental payments, arranging and monitoring of aircraft maintenance performed by others, limited technical inspection of aircraft, arranging and monitoring insurance, arranging for aircraft valuations, registration and deregistration of aircraft, monitoring compliance with lease agreements and enforcement of lease provisions against lessees, confirming compliance with applicable ADs and facilitating delivery and redelivery of aircraft. GECAS devotes substantial resources to marketing for sale and re-lease of the aircraft that it manages. Generally, to the extent an aircraft is on lease at the time it is being marketed for sale, it is a more attractive candidate to be sold to potential financial investors when compared to an aircraft that is not currently under lease. GECAS arranges for its customers, including GE Capital, GPA and their respective affiliates and certain third parties, the sale of both unencumbered aircraft and aircraft that are subject to operating leases to investors who seek a return on their investment from a combination of future rental payments, the aircraft's residual value and, in certain instances, tax benefits. GECAS identifies potential purchasers, determines which aircraft satisfy the specific needs of a particular airline or investor, negotiates commercial terms and executes the sale of such aircraft. GECAS's lease marketing activities serve both its airline customer base and its investor customer base. GECAS designs tax-advantaged transactions as well as operating lease structures, both to meet the varying needs of its customers and to facilitate the subsequent sale of the leased aircraft to financial investors. The aircraft and lease marketing services provided by GECAS include planning, negotiation and execution of leases and remarketing aircraft for re-lease prior to expiration of a lease term.

     The table below sets forth the different aircraft comprising the GECAS Managed Portfolio as of December 31, 1996 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or simply managed for third parties.

                                                     GE CAPITAL     OTHER MANAGED      AIRPLANES
AIRCRAFT TYPE AND CLASS                               FLEET(1)     THIRD PARTIES(2)      GROUP      TOTAL
-----------------------                              ----------    ----------------    ---------    -----
Airbus
  A300............................................        19                1               6         26
  A310............................................         8                                           8
  A320............................................        16               13              12         41
Boeing
  B727............................................        20               18               2         40
  B737-200........................................        61               33              32        126
  B737-300/400/500(3).............................       143               29              44        216
  B747............................................        25                2               1         28
  B757-200........................................        26                3               3         32
  B767-200ER......................................         8                                1          9
  B767-300ER......................................        27                3               4         34
McDonnell Douglas
  DC8.............................................         9                2              28         39
  DC9.............................................        15               40              19         74
  DC10............................................        11                4               4         19
  MD11............................................                          2               3          5
  MD82............................................        19                6               2         27
  MD83............................................        19                8              23         50
  MD87............................................                                          1          1
  MD88............................................        14                                          14
Fokker
  F100............................................                         14              16         30
Other Jets........................................         6                2                          8
Turboprops........................................         4               32              28         64
                                                         ---              ---             ---       -----
     Total........................................       450              212             229        891
                                                         ---              ---             ---       -----
Body Type:
  Widebody........................................       100               12              19        131
  Narrowbody......................................       350              200             210        760
Stage Compliance:(4)
  Stage 2.........................................       108               93              53        254
  Stage 3.........................................       342              119             176        637

---------------

(1) Certain aircraft included in the GE Capital fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2)  The third parties comprise primarily GPA and ALPS 94-1.

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

     MANAGEMENT FEES

     Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Asset Based Servicing Fee") to the Servicer, pursuant to the Servicing Agreement, in a per annum amount equal to approximately 0.495 of an agreed book value of each Aircraft, payable monthly in arrears on a pro rata basis for the period such Aircraft is under management. The Servicer is also reimbursed for certain expenses incurred in connection with the Servicer's performance of the Services. These expenses include, among other expenses, Aircraft maintenance costs and insurance, outside professional advisory fees (including legal fees) and other out of pocket expenses, all of which in the aggregate may constitute a significant additional component of Airplanes Group's total overhead costs. The Servicer is also entitled to certain additional fees based on (i) the aggregate annual cash flow generated by the leases in excess of certain cash flow targets and (ii) sales of Aircraft at the direction of Airplanes Group. Such fees are subject to a mandatory aggregate annual minimum fee in the amount of U.S. $1.5 million.

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

     In the event that the Servicer breaches a tax-related undertaking as a result of its gross negligence or wilful misconduct and Airplanes Group experiences a material tax event (broadly defined as incurrence of aggregate liability for taxes of $29 million in any one or more years during the term of the Servicing Agreement, provided that, if the aggregate liability for any one year does not exceed $4 million, it will not be taken into account), Airplanes Group's sole remedy, upon six months' prior written notice, will be to terminate the Servicing Agreement. Subject to compliance with certain procedural guidelines set forth in the Servicing Agreement, the Servicer has the right for any good faith commercial reason, as determined in its sole discretion, to modify the tax-related undertakings. Any such modification could lead to a loss of any favorable tax treatment afforded to Holding Co. and other Irish tax resident Transferred Companies in Ireland.

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

GPA AS ADMINISTRATIVE AGENT AND CASH MANAGER

     INTRODUCTION TO GPA

     GPA is a significant lessor of modern (post-1985) commercial aircraft and is a major participant in the global commercial aviation industry. GPA leases aircraft to a wide range of airlines throughout the world. GPA Group sold, or is the parent of the seller of, each of the Transferred Companies and, through wholly-owned subsidiaries, provides administrative, accounting, liability management, financial consulting and cash management services to Airplanes Group in its capacity as Administrative Agent and Cash Manager. As the majority holder of the Class E Notes, GPA Group is entitled to nominate one Director of Airplanes Limited and one Controlling Trustee of Airplanes Trust.

     At March 31, 1997, GPA had a total of 100 aircraft in its portfolio. Ninety-seven of these aircraft were on lease to 40 customers in 23 countries. Of these aircraft, 91 were on operating leases and six aircraft were classified as being on finance leases. Of the 100 aircraft, 37 were leased in-leased out where GPA effectively assumes the credit risk of the airline by leasing the aircraft from investors to whom it has previously sold the aircraft. Approximately 3% of the aircraft by GPA's most recent appraised values are Stage 2 aircraft and approximately 97% are Stage 3 aircraft. At March 31, 1997, approximately 23% of the aircraft were Airbus A320s, approximately 16% were Boeing 737-400s, approximately 10% were Boeing 737-300s and approximately 10% were Fokker 100s, in each case calculated on the basis of appraisals of the aircraft's base values at February 25, 1997 (determined on the same basis as the calculation for the values of the Aircraft). At March 31, 1997, approximately 42% of GPA's aircraft were on lease to four airlines of which approximately 18% were on lease to one U.S. airline, approximately 10% were on lease to one Chinese airline, approximately 9% were on lease to one Brazilian airline and approximately 5% were on lease to one French airline, in each case by appraised value at February 25, 1997. In addition to its remaining, owned aircraft, GPA owns all of the Class E Notes and will continue to have an interest in the aircraft owned by ALPS 94-1 by virtue of its deeply subordinated similar investments in that company. GPA also continues to have an interest in certain aircraft sold by it to GE Capital as part of a restructuring of GPA in October 1993, as a result of its contingent interest in any proceeds received by GE Capital from certain resales of such aircraft. Also, because GPA has certain access to certain potential benefits arising from the Aircraft through its ownership of the Class E Notes (although GPA no longer owns legal title to the Aircraft and has no rights of access to the Aircraft themselves), the Aircraft and the Notes are consolidated with GPA's assets and liabilities on GPA's consolidated balance sheet.

     At March 31, 1997, GPA employed 38 people who perform those functions for which GPA has not delegated responsibility to GECAS pursuant to the GPA Management Agreement. These include, inter alia, (a) monitoring GECAS's performance under the GPA Management Agreement, (b) decisions with respect to GPA's orders and options for future aircraft deliveries, (c) management of all GPA's liabilities and certain assets, (d) performance of all finance, treasury and legal and regulatory functions not specifically provided by GECAS, (e) performance of all corporate secretarial activities, (f) management of all shareholder matters, (g) arrangement and procurement of all insurance other than insurance relating to the assets managed pursuant to the GPA Management Agreement, (h) GPA employee matters and (i) preparation and adoption of annual budgets. Accordingly, GPA performs all accounting and financial reporting functions for its own fleet and a wholly-owned subsidiary of GPA also performs such functions for Airplanes Group pursuant to the Administrative Agency Agreement.

     GPA has reported significant losses in each of the three fiscal years ended March 31, 1995. In accordance with generally accepted accounting principles in Ireland and the United Kingdom, GPA's net losses have been $995 million, $48 million and $26 million for the fiscal years ended March 31, 1993, 1994 and 1995 and its shareholders' equity had fallen to $111 million at March 31, 1995. In the year ended March 31, 1996 GPA reported a profit of $54 million, in accordance with generally accepted accounting principles in Ireland and the United Kingdom.

     REMAINING GPA INDEBTEDNESS

     The Acquisition was part of a broader restructuring of GPA that involved the refinancing of GPA indebtedness with the net proceeds of the Underwritten Offering, the elimination or re-scheduling of GPA's aircraft and engine orders and the settlement of certain litigation. GPA's intent was to refinance substantially all of its bank loans and other senior, secured debt and to enhance its ability to meet remaining secured and unsecured debt obligations as they mature. At March 31, 1996, GPA had approximately $531 million in secured debt and approximately $1,044 million in unsecured debt. Since March 31, 1996, GPA has continued to restructure its indebtedness and capital structure, including through the purchase of certain notes which it had previously issued. At March 31, 1997, GPA had approximately $444 million in secured debt and approximately $313 million in unsecured debt. GPA's unencumbered cash balances (excluding balances of affiliated companies) were approximately $347 million at March 31, 1997. The following table indicates the maturities of GPA's remaining indebtedness as of March 31, 1997.

                                                                   YEAR ENDING MARCH 31,
                                                       ----------------------------------------------
                                                       1998     1999     2000     2001     THEREAFTER
                                                       ----     ----     ----     ----     ----------
                                                                       (IN MILLIONS)
Principal Maturities...............................    $44      $333(1)  $46      $85         $249

---------------

(1) Of this amount, $218 million consists of GPA Delaware Inc.'s 8 3/4% Guaranteed Notes due December 15, 1998. In the period from April 1, 1996 to March 31, 1997 GPA Group purchased $282 million of such notes

     GPA's ability to meet its remaining obligations as they fall due depends upon various factors, including many of the same factors that will affect the financial condition and business of Airplanes Group. In particular, GPA's cash flow from operations may be adversely affected by any financial difficulties experienced by certain of its more significant lessees. In addition, for so long as GE Capital's right to acquire not less than 90% of GPA Group's ordinary share capital remains outstanding, GPA Group is unlikely to be able to raise additional share capital. If GPA were to become unable to meet its obligations as they fall due or if GPA Group or any of its affiliates were to become subject to a bankruptcy proceeding, a liquidator, examiner or creditor may be able to challenge the validity of the sale of the Transferred Companies. Furthermore, any inability of GPA, GPA Financial or GPA Cash Manager to continue operations may adversely affect the performance of the roles of the Administrative Agent and Cash Manager and may result in the loss by Holding Co. and other Irish tax resident Transferred Companies of certain corporate tax benefits for Shannon certified companies and the loss by Holding Co. and the other Irish tax resident Transferred Companies of their ability to deduct payments of interest on their indebtedness to Airplanes Limited for purposes of computing their Irish tax liability.

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

     Airplanes Group also maintains two relationships with America West. First, Mr. Franke, a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust, is a director and executive officer of America West. Second, Airplanes Group has three Aircraft under sub-sublease to America West.

     Finally, GPA also has several relationships with America West. First, GPA has 7 aircraft subleased to America West. Second, John F. Tierney, a director of GPA Group, is also a director of America West.

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

       21       Subsidiaries of the Registrants*

       23.1     Consent of Aircraft Information Services, Inc.

       23.2     Consent of BK Associates, Inc.

       23.3     Consent of Airclaims Limited

       27       Financial Data Schedule

       99.1     Appraisal of Aircraft Information Services, Inc. relating to the Aircraft

       99.2     Appraisal of BK Associates, Inc. relating to the Aircraft

       99.3     Appraisal of Airclaims Limited relating to the Aircraft

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes U.S. Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIRPLANES U.S. TRUST

                                               By: /s/ ROY M. DANTZIC
                                               -----------------------------
                                                   Roy M. Dantzic
                                                   Controlling Trustee

Dated: June 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 26, 1997.

              SIGNATURE                           TITLE
              ---------                           -----

         /s/ HUGH R. JENKINS                 Controlling Trustee
-------------------------------------        (principal executive
           Hugh R. Jenkins                   officer)

         /s/ ROY M. DANTZIC                  Controlling Trustee
-------------------------------------        (principal financial
           Roy M. Dantzic                    officer)

        /s/ WILLIAM M. MCCANN                Controlling Trustee
-------------------------------------        (principal accounting
          William M. McCann                  officer)

        /s/ WILLIAM A. FRANKE                Controlling Trustee
-------------------------------------
          William A. Franke

        /s/ EDWARD J. HANSOM                 Controlling Trustee
-------------------------------------
          Edward J. Hansom

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIRPLANES LIMITED

                                               By: /s/ ROY M. DANTZIC
                                               -------------------------------
                                                   Roy M. Dantzic
                                                   Director

Dated: June 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 26, 1997.

              SIGNATURE                          TITLE
              ---------                          -----

         /s/ HUGH R. JENKINS                 Director
-------------------------------------        (principal executive
           Hugh R. Jenkins                   officer)

         /s/ ROY M. DANTZIC                  Director
-------------------------------------        (principal financial
           Roy M. Dantzic                    officer)

        /s/ WILLIAM M. MCCANN                Director
-------------------------------------        (principal accounting
          William M. McCann                  officer)

        /s/ WILLIAM A. FRANKE                Director
-------------------------------------
          William A. Franke

        /s/ EDWARD J. HANSOM                 Director
-------------------------------------
          Edward J. Hansom

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

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1997 and 1996, and the related statements of operations, changes in shareholders' deficit/net liabilities and cashflows for each of the years in the three year period ended March 31, 1997. These financial statements represent certain specified leasing operations of GPA Group plc (as defined in Notes 1 and 2) up to March 28, 1996 and the leasing operations of Airplanes Limited and Airplanes U.S. Trust in the period from March 28, 1996 to March 31, 1997 (as defined in Notes 1 and 2). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Limited and Airplanes U.S. Trust as at March 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three year period ended March 31, 1997, in conformity with generally accepted accounting principles in the United States.

                                                           KPMG
                                                           Chartered Accountants

Dublin, Ireland
June 26, 1997

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                                                                MARCH 31,
                                                -------------------------------------------------------------------------
                                                               1996                                  1997
                                                -----------------------------------   -----------------------------------
                                                AIRPLANES     AIRPLANES               AIRPLANES     AIRPLANES
                                        NOTES    LIMITED        TRUST      COMBINED    LIMITED        TRUST      COMBINED
                                        -----   ----------   -----------   --------   ----------   -----------   --------
                                                            ($MILLIONS)                           ($MILLIONS)
ASSETS

Cash..................................     5         214            6          220          219           6          225
Accounts receivable...................     6
  Trade receivables...................                40            2           42           39           2           41
  Allowance for doubtful debts........               (12)          (1)         (13)         (12)         (1)         (13)
Amounts due from Airplanes Trust......     7          --           --           --           56          --           56
Amounts due from GPA..................     8          12            1           13           --           2            2
Net investment in capital and
  sales type leases...................     9         113           --          113           94          --           94
Aircraft, net.........................    10       3,471          381        3,852        3,242         395        3,637
Other assets..........................                 8            1            9            5           1            6
                                                   -----          ---        -----        -----       -----        -----
Total assets..........................             3,846          390        4,236        3,643         405        4,048
                                                   =====          ===        =====        =====       =====        =====

LIABILITIES

Accrued expenses and other
  liabilities.........................    11         163           17          180          295          24          319
Amounts due to Airplanes Limited......                --           --           --           --          56           56
Amounts due to GPA....................    12          12           --           12            4          --            4
Indebtedness..........................    13       4,221          413        4,634        4,005         392        4,397
Provision for maintenance.............    14         276           35          311          287          26          313
Deferred income taxes.................    19          67           48          115           57          48          105
                                                   -----          ---        -----        -----       -----        -----
Total liabilities.....................             4,739          513        5,252        4,648         546        5,194
                                                   -----          ---        -----        -----       -----        -----
Net liabilities.......................              (893)        (123)      (1,016)      (1,005)       (141)      (1,146)
                                                   -----          ---        -----        -----       -----        -----
                                                   3,846          390        4,236        3,643         405        4,048
                                                   =====          ===        =====        =====       =====        =====
Commitments and Contingent Liabilities
  (Notes 20 and 21)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED MARCH 31,
                                   ----------------------------------------------------------------------------------------------
                                                1995                            1996                            1997
                                   ------------------------------  ------------------------------  ------------------------------
                                   AIRPLANES  AIRPLANES            AIRPLANES  AIRPLANES            AIRPLANES  AIRPLANES
                            NOTES   LIMITED     TRUST    COMBINED   LIMITED     TRUST    COMBINED   LIMITED     TRUST    COMBINED
                            -----  ---------  ---------  --------  ---------  ---------  --------  ---------  ---------  --------
                                            ($MILLIONS)                     ($MILLIONS)                     ($MILLIONS)
REVENUES
Aircraft leasing...........   16       547        61        608        556        60        616        532        72        604
EXPENSES
Depreciation and
  amortisation.............           (183)      (25)      (208)      (183)      (24)      (207)      (191)      (32)      (223)
Net interest expense.......   17      (317)      (31)      (348)      (335)      (33)      (368)      (343)      (40)      (383)
Provision for
  maintenance..............            (74)      (14)       (88)       (79)      (18)       (97)       (70)      (21)       (91)
Bad and doubtful debts.....            (34)        1        (33)        27         1         28         --        --         --
Provision for loss making
  leases, net..............             (4)       (1)        (5)        18        (3)        15          5         7         12
Other lease costs..........            (16)       (1)       (17)       (20)       (1)       (21)       (20)       (1)       (21)
Selling, general and
  administrative
  expenses.................   18       (31)       (3)       (34)       (32)       (3)       (35)       (35)       (3)       (38)
                                      ----       ---       ----        ---       ---       ----       ----      ----      -----
Operating loss before
  income taxes.............           (112)      (13)      (125)       (48)      (21)       (69)      (122)      (18)      (140)
Income tax benefit.........   19        11         5         16          5         8         13         10        --         10
                                      ----       ---       ----        ---       ---       ----       ----      ----      -----
Net loss...................           (101)       (8)      (109)       (43)      (13)       (56)      (112)      (18)      (130)
                                      ====       ===       ====        ===       ===       ====       ====      ====      =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                    AIRPLANES LIMITED                  AIRPLANES       COMBINED
                                                        ------------------------------------------       TRUST       ------------
                                                           SHARE                                      -----------    SHAREHOLDERS
                                                          CAPITAL          NET        SHAREHOLDERS        NET        DEFICIT/NET
                                                         (NOTE 15)     LIABILITIES      DEFICIT       LIABILITIES    LIABILITIES
                                                        -----------    -----------    ------------    -----------    ------------
                                                        ($MILLIONS)    ($MILLIONS)    ($MILLIONS)     ($MILLIONS)    ($MILLIONS)
BALANCES AT MARCH 31, 1994............................         --           557             557             51             608
Net loss for the fiscal year..........................         --           101             101              8             109
Distributions to/(Contributions from) GPA, net........         --           158             158             15             173
Deferred interest on indebtedness to GPA (Note 2
  (iii))..............................................         --           (44)            (44)            (4)            (48)
                                                           ------         -----           -----           ----           -----
BALANCE AT MARCH 31, 1995.............................         --           772             772             70             842
Net loss for the fiscal year..........................         --            43              43             13              56
Distributions to/(Contributions from) GPA, net........         --           124             124             45             169
Deferred interest on indebtedness to GPA (Note 2
  (iii))..............................................         --           (46)            (46)            (5)            (51)
Ordinary shares issued, $1 par value per share (Note
  15).................................................         --            --              --             --              --
                                                           ------         -----           -----           ----           -----
BALANCE AT MARCH 31, 1996.............................         --           893             893            123           1,016
                                                           ======         =====           =====           ====           =====
Net loss for the fiscal year..........................         --           112             112             18             130
                                                           ------         -----           -----           ----           -----
BALANCE AT MARCH 31, 1997.............................         --         1,005           1,005            141           1,146
                                                           ======         =====           =====           ====           =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED MARCH 31,
                  ---------------------------------------------------------------------------------------------------------------
                                 1995                                  1996                                  1997
                  -----------------------------------   -----------------------------------   -----------------------------------
                  AIRPLANES     AIRPLANES               AIRPLANES     AIRPLANES               AIRPLANES     AIRPLANES
                   LIMITED        TRUST      COMBINED    LIMITED        TRUST      COMBINED    LIMITED        TRUST      COMBINED
                  ----------   -----------   --------   ----------   -----------   --------   ----------   -----------   --------
                              ($MILLIONS)                           ($MILLIONS)                           ($MILLIONS)
CASH FLOWS FROM
  OPERATING
  ACTIVITIES
Net loss........     (101)          (8)        (109)         (43)         (13)         (56)      (112)         (18)        (130)
Adjustments to
  reconcile net
  loss to net
  cash provided
  by operating
  activities:
Depreciation and
 amortisation...      183           25          208          183           24          207        191           32          223
Aircraft
  maintenance,
  net...........       49            2           51           34            9           43         11           (9)           2
Deferred income
  taxes.........      (11)          (5)         (16)          (5)          (8)         (13)       (10)          --          (10)
Provision for
  loss making
  leases........        4            1            5          (18)           3          (15)        (5)          (7)         (12)
Accrued and
  deferred
  interest
  expense.......       49            5           54           48            5           53        123           11          134
Changes in
  operating
  assets and
  liabilities:
Accounts
  receivable....       (8)           1           (7)          18           --           18          1           --            1
Other accruals
  and
  liabilities...       (2)          (4)          (6)         (19)          --          (19)        18            3           21
Other assets....       (2)          (1)          (3)          (2)          --           (2)        (3)          (2)          (5)
                    -----         ----        -----        -----          ---        -----       ----         ----         ----
NET CASH
  PROVIDED BY
  OPERATING
  ACTIVITIES....      161           16          177          196           20          216        214           10          224
                    =====         ====        =====        =====          ===        =====       ====         ====         ====
CASH FLOWS FROM
  INVESTING
  ACTIVITIES
Sale/(Purchase)
  of aircraft...      (26)          (1)         (27)          (3)          --           (3)        44          (44)          --
Aircraft
  deposits and
  pre-delivery
  payments......      (10)          --          (10)          --           --           --         --           --           --
Capital and
  sales type
  leases........       14           --           14           16           --           16         19           --           19
                    -----         ----        -----        -----          ---        -----       ----         ----         ----
NET CASH
  PROVIDED
  BY/(USED IN)
  INVESTING
  ACTIVITIES....      (22)          (1)         (23)          13           --           13         63          (44)          19
                    =====         ====        =====        =====          ===        =====       ====         ====         ====
CASH FLOWS FROM
  FINANCING
  ACTIVITIES
Repayment of
  notes.........       --           --           --           --           --           --       (216)         (22)        (238)
Issue of A-E
  notes.........       --           --           --        4,221          413        4,634         --           --           --
Amounts due from
  Airplanes
  Trust to
  Airplanes
  Limited.......                                                                                  (56)          56           --
Increase
  in/(repayment
  of)
  indebtedness
  -- GPA........       19           --           19       (4,192)        (410)      (4,602)        --           --           --
(Distributions
to)/Contributions
  from GPA Group
  plc...........     (158)         (15)        (173)        (147)         (29)        (176)        --           --
                    -----         ----        -----        -----          ---        -----       ----         ----         ----
NET CASH
  PROVIDED
  BY/(USED IN)
  FINANCING
  ACTIVITIES....     (139)         (15)        (154)        (118)         (26)        (144)      (272)          34         (238)
                    -----         ----        -----        -----          ---        -----       ----         ----         ----
NET
INCREASE/(DECREASE)
  IN CASH.......       --           --           --           91           (6)          85          5           --            5
Cash at
  beginning of
  year..........      123           12          135          123           12          135        214            6          220
                    -----         ----        -----        -----          ---        -----       ----         ----         ----
Cash at end of
  year..........      123           12          135          214            6          220        219            6          225
                    =====         ====        =====        =====          ===        =====       ====         ====         ====
CASH PAID IN
  RESPECT OF:
Interest........      276           27          303          294           29          323        237           28          265
                    =====         ====        =====        =====          ===        =====       ====         ====         ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SECURITIZATION TRANSACTION

     On March 28, 1996 ("THE CLOSING DATE") GPA Group plc and its subsidiary undertakings ("GPA") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction ("THE TRANSACTION").

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

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("NOTES") with approximately 91% of the principal amount of notes in each class being issued by Airplanes Limited and 9% approximately by Airplanes Trust. Airplanes Group also issued Class E Notes ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

     Accordingly, the financial statements reflect the results of operations, assets and liabilities relating to the 229 aircraft transferred to Airplanes Limited and Airplanes Trust, from the date of original acquisition of controlling interest by GPA of each aircraft. For all periods prior to the Closing Date, the financial statements have been prepared on the bases and assumptions set out below. For the period subsequent to the Closing Date the financial statements reflect the actual results of Airplanes Limited and Airplanes Trust.

     Bases and Assumptions

     (i) Prior to the Closing Date, an allocation of certain costs such as selling, general and administrative expenses of GPA to Airplanes Limited and Airplanes Trust was made. The most significant element of these costs related to aircraft management fees, substantially all of which were asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. The balance of such costs have been allocated in proportion to rental revenues. Management believes that the basis for these allocations are reasonable.

     Airplanes Group has entered into a Servicing Agreement with GE Capital Aviation Services Limited ("GECAS") under which GECAS provides, inter alia, lease management and aircraft asset management services in return for a fee. Airplanes Group has also entered into an Administration Agency Agreement and a Cash Management Agreement with GPA. (Note 18)

                                AIRPLANES GROUP

2.  BASIS OF PREPARATION -- (CONTINUED)

     (ii) In the period prior to the Closing Date it was assumed that Airplanes Group was financed with indebtedness to GPA in an amount equivalent to the aggregate amount of all classes of notes (A, B, C, D and E) originally expected to be issued by Airplanes Group pursuant to the Transaction of $4,602 million. It was also assumed that such indebtedness built up as and when Airplanes Group acquired aircraft, at an amount equal to the appraised value (based on the value of each Aircraft given a stable market with a reasonable balance of supply and demand and a reasonable period of time available for marketing) of the aircraft at October 31, 1995. In addition, it was assumed that no repayment of debt was made prior to the Closing Date.

     At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million were surrendered and cancelled under the terms of the Transaction (after giving effect to certain purchase price adjustments). It was assumed that the indebtedness to GPA (explained above) was repaid from the proceeds of the Notes and the Class E Notes. Details of the terms of the various classes of Notes issued by Airplanes Group are set out in Note 13.

     Indebtedness at March 31, 1997 represents the aggregate of the Class A-E Notes in issue.

     (iii) The interest charged on Airplanes Group's indebtedness to GPA in the periods prior to the Closing Date is based on GPA's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995 and 1996, respectively. In the period subsequent to the Closing Date interest expense is based on the terms of the notes issued. Details of the interest rates applicable to the various classes of Notes are set out in Note 13.

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

     (iv) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the securitization transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from GPA. The cash balances as at March 31, 1997, and March 31, 1996, represent the actual cash balances held by Airplanes Group at those dates.

     (v) In the period prior to the Closing Date, Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from GPA.

     At March 31, 1997 and March 31, 1996 the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at that date.

3.  RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS

     Airplanes Group's portfolio has been acquired entirely from GPA pursuant to the Transaction.

     With effect from the Closing Date, GECAS provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

                                AIRPLANES GROUP

3.  RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED)

     As a holder of the majority of the Class E Notes, GPA has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited initially has a board of directors of five directors, including the director appointed by the holders of the Class E Notes. The controlling trustees of Airplanes Trust are the same individuals. GE Capital Corporation ("GE Capital"), GECAS' indirect parent, has an option to acquire at least 90% of the ordinary shares of GPA Group at any time up to October 29, 2001. If GE Capital acquires 90% or more of the ordinary share capital of GPA Group and certain other conditions are met, the holder of a majority in aggregate principal amount of the Class E Notes will have the right to appoint all of the directors of Airplanes Limited and the trustees of Airplanes Trust, provided that an independent committee of at least three directors/trustees is established and maintained to review the terms of certain transactions between Airplanes Limited and Airplanes Trust on the one hand, and GECAS or any of its affiliates on the other.

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

     (a) Revenue Recognition

     Revenue from aircraft on operating leases is recognised as income as it accrues over the period of the leases. Unearned revenue from capital and sales type leases is amortised and included in income.

     (b) Aircraft

     Aircraft, including engines, are stated at cost less accumulated depreciation.

     Airplanes Group adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") with effect from April 1, 1996. The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market value reflects the underlying economic value of aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows.

     FAS 121 also requires that long-lived assets to be disposed of, be reported at the lower of the carrying amount or fair value less estimated disposal costs.

                                AIRPLANES GROUP

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Prior to the adoption of FAS 121, additional depreciation was charged to reduce the book value of specific assets to fair market value where a permanent diminution was considered to have occurred. Where fair market value was greater than book value, no adjustment was made. Additionally, prior to the implementation of FAS 121, Airplanes Group made a separate provision for downtime costs where aircraft were off lease and were expected to be on the ground for a period prior to re-leasing. Following the adoption of FAS 121, Airplanes Group's assessment of the need for downtime provisions is incorporated in its impairment assessment.

     The adoption of FAS 121 did not have a material impact on these financial statements.

     Cost comprises the invoiced cost net of manufacturers' discounts. Depreciation is calculated on a straight line basis. The estimates of useful lives and residual values are reviewed periodically. The current estimates for residual values are generally 15% of cost, and for useful lives are as follows:

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

     Maintenance provisions also include an estimate of maintenance costs which are Airplanes Group's primary responsibility and certain amounts in respect of the risk of lessees defaulting on obligations, which could result in Airplanes Group incurring maintenance costs which are the lessee's primary responsibility.

     (e) Allowance for doubtful debts

     Allowances are made for doubtful debts where it is considered that there is a significant risk of non recovery.

     The assessment of risk of non recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security held, together with an assessment of the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment.

     (f) Provision for Loss Making Leases

     A lease agreement is deemed to be "Loss Making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest cost attributable to the relevant

                                AIRPLANES GROUP

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. At March 31, 1997 and March 31, 1996, the attributable allocated interest cost excludes the element of the interest on the Class E Notes, 9% per annum, which is payable only in the event that the principal amount on all the Notes is repaid. Provision is made for the expected losses on such leases.

     (g) Taxation

     Deferred income tax assets and liabilities recognise the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognised in the period that includes the enactment date.

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

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 1997 Airplanes Group had leased aircraft to 79 lessees in 40 countries. The geographic concentrations of leasing revenues is set out in Note 16.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalised airlines are more likely to seek operating leases.

     The exposure of Airplanes Group's aircraft to particular countries and customers is managed partly through concentration limits provided for under the terms of the notes and through obtaining security from lessees by way of deposits, letters of credit and guarantees. Airplanes Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. In the normal course of its business Airplanes Group (and in the past GPA) has reached agreements with certain of its lessees to restructure their leases and defer certain receivable balances. Details of accounts receivable, deferred balances and provision for bad and doubtful debts are set out in Note 6.

     Mexico is a significant market for Airplanes Group's aircraft and at March 31, 1997, 28 of Airplanes Group's aircraft were being operated by three Mexican lessees. Difficult market conditions and substantial over-capacity continue to have an adverse effect on the Mexican air transport sector and restructuring negotiations with certain of Airplanes Group's Mexican lessees have been concluded, while negotiations with other lessees are continuing. Receivable balances with Mexican lessees in total were $15.4 million at March 31, 1997, of which $8 million has been deferred, and in respect of which allowances of $4.7 million for doubtful debts have been made.

                                AIRPLANES GROUP

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 1997, 14 of Airplanes Group's aircraft were being operated by four Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $10 million at March 31, 1997, of which $8 million has been deferred, and in respect of which no allowances for doubtful debts have been made.

     Canadian Airlines, Airplanes Group's second largest lessee at March 31, 1997 by appraised value, approached its creditors including Airplanes Group, with proposals to reschedule its obligations. A rescheduling plan which granted Canadian Airlines a deferral of operating lease rentals for a three month period and a deferral of finance lease principal payments for the six month period commencing from December 1996 has been reached in principle. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. Receivable balances at March 31, 1997 were $6.9 million against which $2.4 million of doubtful debt provisions have been made.

     (i) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of financial instruments have been determined with reference to available market information and the valuation methodologies discussed below. However, considerable management judgement is required in interpreting market data to arrive at estimates of fair values. Accordingly, the estimates presented herein may not be indicative of the amounts that Airplanes Group could realise in a current market exchange.

          (i) The fair value of cash, trade receivables and trade payables approximates the carrying amount because of the nature and short maturity of these instruments.

          (ii) The fair value of the A, B, C and D Notes issued by Airplanes Group outstanding at March 31, 1997 and 1996 were $3,865 million and $4,055 million respectively, as compared to the carrying values (before discounts) of $3,810 million and $4,048 million at March 31, 1997 and 1996 respectively. While the amount subscribed for the E Notes was based on the appraised value of the aircraft at the Closing Date, the fair value of these Notes at March 31, 1997 and 1996 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

          (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps and options to enter into interest rate swaps ("Swaptions"). At March 31, 1997 and 1996 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $2.79 billion and $2.62 billion, respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The objective of Airplanes Group's interest rate risk management policy is to correlate the contracted fixed and floating rental payments in its portfolio to the fixed and floating interest payments on the bonds, taking into account the expected amortisation of Class A and Class B Notes. The fair value of these swaps at March 31, 1997 and 1996 were $8.77 million and nil, respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default is managed in part through the purchase of Swaptions. At March 31, 1997 Airplanes Group had entered into swaptions with a notional value of $76 million. The fair value of the Swaptions at March 31, 1997 was $0.3 million and this amount has been included in income for the year ended March 31, 1997. At March 31, 1996, Airplanes Group had no Swaptions.

                                AIRPLANES GROUP

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements or in the event of defaults by lessees. However, Airplanes Group does not anticipate non-performance by the counterparties and other parties and accounts for hedging losses resulting from lessee defaults as they are incurred.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 1997 comprise three major U.S./European financial institutions.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements or in the event of defaults by lessees. However, Airplanes Group does not anticipate non-performance by the counterparties and other parties and accounts for hedging losses resulting from lessee defaults as they are incurred.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 1997 comprise three major U.S./European financial institutions.

     (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in US dollars.

5.  CASH

                                                                              MARCH 31,
                                                            ---------------------------------------------
                                                                    1996                    1997
                                                            ---------------------   ---------------------
                                                            AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                             LIMITED      TRUST      LIMITED      TRUST
                                                            ---------   ---------   ---------   ---------
                                                                 ($MILLIONS)             ($MILLIONS)
Cash......................................................     214           6         219           6
                                                               ===          ==         ===          ==

     Substantially all of the cash balances at March 31, 1997 and March 31, 1996 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 1997 and 1996 is restricted cash of $6 million.

6.  ACCOUNTS RECEIVABLE

                                                                              MARCH 31,
                                                            ---------------------------------------------
                                                                    1996                    1997
                                                            ---------------------   ---------------------
                                                            AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                             LIMITED      TRUST      LIMITED      TRUST
                                                            ---------   ---------   ---------   ---------
                                                                 ($MILLIONS)             ($MILLIONS)
Trade receivables.........................................      40           2          39           2
Allowance for doubtful debts..............................     (12)         (1)        (12)         (1)
                                                               ---         ---         ---         ---
                                                                28           1          27           1
                                                               ===         ===         ===         ===
Included in trade receivables are deferred amounts as
  follows:--
Gross deferred lease receivables..........................      25          --          16          --
Allowance for doubtful debts..............................      (4)         --          (2)         --
                                                               ---         ---         ---         ---
                                                                21          --          14          --
                                                               ===         ===         ===         ===

                                AIRPLANES GROUP

6.  ACCOUNTS RECEIVABLE -- (CONTINUED)

     Deferred lease receivables at March 31, 1997 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Mexico and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)). In December 1996, Canadian Airlines deferred operating lease rentals for a three month period and finance lease principal payments for a six month period.

     Receivables include amounts classified as due after one year of $8 million (Airplanes Limited $8 million and Airplanes Trust $Nil) at March 31, 1997 and $17 million (Airplanes Limited $17 and Airplanes Trust $Nil) at March 31, 1996.

7.   AMOUNTS DUE FROM AIRPLANES TRUST TO AIRPLANES LIMITED

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                                1996                       1997
                                                      ------------------------   ------------------------
                                                      AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST       LIMITED        TRUST
                                                      ----------   -----------   ----------   -----------
                                                            ($MILLIONS)                ($MILLIONS)
Amount receivable from Airplanes Trust..............       --           --            56          (56)
                                                           ==           ==            ==           ==

     Included in the balance of $56 million at March 31, 1997 was $43 million in respect of aircraft sales and purchases. This amount bears interest based on the interest terms of the Class A-D Notes. The remaining balance represents the net amount due to Airplanes Limited in respect of Airplanes Trust's trading activities, including servicing of its' debt obligations.

8.   AMOUNTS DUE FROM GPA

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                                1996                       1997
                                                      ------------------------   ------------------------
                                                      AIRPLANES     AIRPLANES    AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST       LIMITED        TRUST
                                                      ----------   -----------   ----------   -----------
                                                            ($MILLIONS)                ($MILLIONS)
Amounts due from GPA................................       12            1            --            2
                                                           ==           ==            ==           ==

     The amounts due from GPA at March 31, 1996 related to a cash adjustment amount in respect of the difference between the collateralized value of the receivables which were originally assumed to be transferred and the actual balances which were transferred at the Closing Date. The balance at March 31, 1997 represents cash received by GPA, in respect of aircraft owned by Airplanes Trust.

                                AIRPLANES GROUP

9.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases of Airplanes Limited:

                                                                           MARCH 31,
                                                                         -------------
                                                                         1996     1997
                                                                         ----     ----
                                                                          ($MILLIONS)
        Total minimum lease payments receivable........................  112       77
        Estimated residual values of leased assets.....................   37       39
        Less unearned revenue..........................................  (36)     (22)
                                                                         ---      ---
        Net investment in capital and sales type leases................  113       94
                                                                         ===      ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 1995, 1996 and 1997 amounted to $26 million, $28 million and $28 million respectively.

     Unearned revenue of $13 million, $8 million and $9 million for the years ended March 31, 1995, 1996 and 1997, respectively, was amortised and included in revenue.

     Minimum future payments to be received on such capital leases for aircraft at March 31, 1997 are as follows:

                                                                                  MINIMUM LEASE
                                                                               PAYABLES RECEIVABLE
                                                                               -------------------
                                                                                   ($MILLIONS)
Years ending March 31,
  1998.......................................................................           27
  1999.......................................................................           15
  2000.......................................................................           14
  2001.......................................................................           13
  2002.......................................................................            7
  Thereafter.................................................................            1
                                                                                        --
                                                                                        77
                                                                                        ==

                                AIRPLANES GROUP

10. AIRCRAFT

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1996                        1997
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)                 ($MILLIONS)
AIRCRAFT
Cost................................................    4,332           510          4,281          554
Less Accumulated depreciation.......................     (861)         (129)        (1,039)        (159)
                                                        -----          ----          -----         ----
                                                        3,471           381          3,242          395
                                                        =====          ====          =====         ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years..............................      683            --            425           74
  From one to five years............................    1,950           322          2,277          283
  Less than one year................................      722            25            493           25
Non revenue earning aircraft:
  Available for lease...............................       31            25              6           --
  Available for lease, subject to letters of
     intent.........................................       85             9             41           13
                                                        -----          ----          -----         ----
                                                        3,471           381          3,242          395
                                                        =====          ====          =====         ====

     Certain aircraft are subject to purchase options granted to existing lessees.

                                                                   YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1995                    1996                    1997
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Depreciation expense.....................     180          24         180          23          185         30
                                              ===          ==         ===          ==          ===         ==

                                AIRPLANES GROUP

11. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1996                        1997
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)                 ($MILLIONS)
Accrued expenses and other liabilities include:
Unearned revenue....................................      15             2            17             2
Provisions for loss making leases...................      63            13            58             6
Interest accrued....................................       3            --           126            11
Other accruals......................................      26            --            34             2
Trade payables......................................       1            --             1            --
Deposits received...................................      55             2            59             3
                                                         ---            --           ---            --
                                                         163            17           295            24
                                                         ===            ==           ===            ==
Of which:
Payable within one year.............................      66            10            87             5
Payable after one year..............................      97             7           208            19
                                                         ---            --           ---            --
                                                         163            17           295            24
                                                         ===            ==           ===            ==

12. AMOUNTS DUE TO GPA

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1996                        1997
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)                 ($MILLIONS)
Amounts due.........................................      12            --             4            --
                                                         ===            ==           ===            ==

     The amounts due to GPA relate to cash balances retained by Airplanes Group on the Closing Date in excess of those required in accordance with the terms of the Transaction, in respect of security deposits and letters of credit which were not novated from GPA at the Closing Date. The balance at March 31, 1997 represents cash received by Airplanes Limited, in respect of aircraft owned by GPA.

                                AIRPLANES GROUP

13. INDEBTEDNESS

     The components of the debt are as follows:

                                                                           MARCH 31,
                                                      ---------------------------------------------------
                                                               1996                        1997
                                                      -----------------------     -----------------------
                                                      AIRPLANES     AIRPLANES     AIRPLANES     AIRPLANES
                                                       LIMITED        TRUST        LIMITED        TRUST
                                                      ---------     ---------     ---------     ---------
                                                            ($MILLIONS)                 ($MILLIONS)
Indebtedness in respect of Notes issued:
Subclass A-1........................................      773           77            773           77
Subclass A-2........................................      683           67            683           67
Subclass A-3........................................      455           45            455           45
Subclass A-4........................................      182           18            182           18
Subclass A-5........................................      548           50            345           29
Class B.............................................      341           34            328           33
Class C.............................................      341           34            341           34
Class D.............................................      364           36            364           36
Class E.............................................      538           53            538           53
                                                        -----          ---          -----          ---
Discounts arising on issue of Notes.................    4,225(4)       414(1)       4,009(4)       392
                                                        -----          ---          -----          ---
                                                        4,221          413          4,005          392
                                                        =====          ===           ====          ===

     Debt maturity

     The repayment terms of the A, B, C and D Notes are such that certain principal amounts are expected to be repaid based on certain assumptions (the "EXPECTED FINAL PAYMENT DATE") or refinanced through the issue of new Notes by specified Expected Final Payment Dates but in any event are ultimately due for repayment on specified final maturity dates (the "FINAL MATURITY DATE"). The Expected Final Payment Dates, Final Maturity Dates and interest rates applicable to each class of note are set out below:

CLASS/SUBCLASS OF           INTEREST                             EXPECTED FINAL         FINAL
NOTES                        RATES          PRINCIPAL AMOUNT      PAYMENT DATE      MATURITY DATE
---------------------    --------------     ----------------     --------------     --------------
                                              ($MILLIONS)
Subclass A-1             (LIBOR+ .25%)              850          March 15, 1998     March 15, 2006
Subclass A-2             (LIBOR+ .32%)              750          March 15, 1999     March 15, 2009
Subclass A-3             (LIBOR+ .47%)              500          March 15, 2001     March 15, 2015
Subclass A-4             (LIBOR+ .62%)              200          March 15, 2003     March 15, 2019
Subclass A-5             (LIBOR+ .35%)              374          April 15, 1999     March 15, 2019
Class B                  (LIBOR+ 1.10%)             361          March 15, 2009     March 15, 2019
Class C                  (8.15%)                    375          March 15, 2011     March 15, 2019
Class D                  (10.875%)                  400          March 15, 2012     March 15, 2019
Class E                  (see below)                591          See below          See below
                                                 ------
                                                  4,401
                                                 ======

     The dates on which principal repayments on the Notes will actually occur will depend on the cash generated by Airplanes Group and in the event that the sub-class A-1, A-2, A-3 and A-4 are not repaid or refinanced by the Expected Final Maturity Date, additional interest will arise.

                                AIRPLANES GROUP

13.  INDEBTEDNESS -- (CONTINUED)

     LIBOR on the Class A and Class B Notes equates to the London interbank offered rate for one month US dollar deposits.

     Interest on the Class C and Class D fixed rate Notes is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The Class E Notes accrue interest at a rate of 20% per annum adjusted by reference to the U.S. Consumer Price Index. Except for a minimum interest amount and a supplemental interest amount of 1% and 10%, respectively, no interest will be payable on the Class E Notes until all of the interest, principal and premium, if any, on the Notes have been repaid in full. The principal on the Class E notes will be repaid, subject to adequate funds being available, after payment of all interest due on the E Note.

     In general the priority of the principal payments on the Notes is as set out below;

     1. Specified minimum principal amounts on the A and the B Notes in that order.

     2. Additional amounts on the A Notes in the event that the value of the fleet falls below specified amounts.

     3.   Scheduled principal repayments on the C and D Notes in that order.

     4. Specified additional amounts on the B Notes and the A Notes in that order.

     5. Thereafter cash available to repay the principal on the Notes is applied on each payment date to repay the outstanding principal on the D Notes, the C Notes, the B Notes and the A Notes in that order.

     On each payment date the priority of the principal amounts outstanding in respect of the various sub-classes of A Notes is A-5, A-1, A-2, A-3 and A-4 in that order.

14.  PROVISION FOR MAINTENANCE

                                                                              MARCH 31,
                                                            ---------------------------------------------
                                                                    1996                    1997
                                                            ---------------------   ---------------------
                                                            AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                             LIMITED      TRUST      LIMITED      TRUST
                                                            ---------   ---------   ---------   ---------
                                                                 ($MILLIONS)             ($MILLIONS)
Balance at April, 1.......................................     242          26          276         35
Receivable during year....................................      78          14           70         21
Expenditure/Transfers.....................................     (44)         (5)         (59)       (30)
                                                               ---          --          ---        ---
Balance at March, 31......................................     276          35          287         26
                                                               ===          ==          ===        ===

     The reserve for maintenance includes maintenance reserve funds received from lessees, provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance and provisions to cover the risk of lessees defaulting on obligations, which could result in Airplanes Group incurring maintenance costs which are the lessees' primary responsibility.

                                AIRPLANES GROUP

15.  SHARE CAPITAL

                                                                                   AIRPLANES
                                                                                    LIMITED
                                                                             ---------------------
                                                                                   MARCH 31,
                                                                             ---------------------
                                                                               1996        1997
                                                                             ---------   ---------
                                                                                      ($)
Ordinary shares, par value $1
Authorised 10,000..........................................................    10,000      10,000
                                                                               ======      ======
Issued 30..................................................................        30          30
                                                                               ======      ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 1997 the total unpaid cumulative preferential dividend amounted to $4,500.

16.  REVENUES

                                                                   YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1995                    1996                    1997
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
The distribution of revenues by
geographic area is as follows:
Europe...................................     136           1         195           2         193           1
North America............................      58          59          58          56          51          58
South America............................     216           1         185           1         180          12
Asia/rest of world.......................     137          --         118           1         108           1
                                              ---          --         ---          --         ---          --
                                              547          61         556          60         532          72
                                              ===          ==         ===          ==         ===          ==
Of which, maintenance revenue
  represents.............................      74          14          78          14          70          21
                                              ===          ==         ===          ==         ===          ==

     At March 31, 1997, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                             1997
                                                                     ---------------------
                                                                     AIRPLANES   AIRPLANES
                                                                      LIMITED      TRUST
                                                                     ---------   ---------
                                                                          ($MILLIONS)
          Year ending March 31,
                    1998...........................................      402         48
                    1999...........................................      319         41
                    2000...........................................      230         37
                    2001...........................................      154         30
                    2002...........................................      104         10
                    Thereafter.....................................       28         --
                                                                       -----        ---
                                                                       1,237        166
                                                                       =====        ===

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget Libor of 5.6%, and include aircraft subject to letters of intent to lease.

                                AIRPLANES GROUP

16.  REVENUES -- (CONTINUED)

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in fiscal 1995, 1996 or 1997. For Airplanes Trust: (a) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1995, and individually these lessees accounted for 38% and 27% of leasing revenue, respectively, (b) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1996, and individually these lessees accounted for 32% and 31% of leasing revenue respectively and (c) two lessees each accounted for more than 10% of leasing revenue in the year ended March 31, 1997 and individually these lessees accounted for 37% and 31% of leasing revenue respectively.

17.  NET INTEREST EXPENSE

                                                                   YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1995                    1996                    1997
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)            ($MILLIONS)
Interest on indebtedness to GPA..........     325          32         339          34          --          --
Interest on Notes issued.................      --          --           3          --         360          40
Interest income..........................      (8)         (1)         (7)         (1)        (17)         --
                                              ---          --         ---          --         ---          --
                                              317          31         335          33         343          40
                                              ===          ==         ===          ==         ===          ==
Cash paid in respect of interest.........     276          27         294          29         237          28
                                              ===          ==         ===          ==         ===          ==

     As set out in Note 2, Basis of Preparation, interest charges included in the Statement of Operations relating to indebtedness to GPA are based on GPA's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995, and the period to March 28, 1996 respectively. For periods up to March 28, 1996 the Statement of Cash Flows gives effect to cash payments for interest only of 1% per annum on that portion of the indebtedness assumed to be refinanced by the E Notes (assumed in these financial statements to be approximately 15% of total indebtedness) and the balance is deferred and reflected as a movement in net liabilities.

     For all periods subsequent to March 28, 1996 the Statement of Operations and the Statement of Cash Flows includes the actual amounts charged and paid respectively.

18.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                   YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1995                    1996                    1997
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
GECAS Management fees....................      21           2          20           2          24           2
Other selling, general and administrative
  expenses...............................      10           1          12           1          11           1
                                               --           -          --           -          --           -
                                               31           3          32           3          35           3
                                               ==           =          ==           =          ==           =

                                AIRPLANES GROUP

18.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- (CONTINUED)

     In the year ended March 31, 1997 other selling, general and administrative expenses included an amount of $9 million (Airplanes Limited $8 million, Airplanes Trust $1 million) payable to GPA in respect of Administration and Cash Management fees.

19.  PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily US entities).

(a) Airplanes Limited

     Income tax benefit of Airplanes Limited consists of the following:

                                                                  YEARS ENDED MARCH 31,
                                                                  ----------------------
                                                                  1995     1996     1997
                                                                  ----     ----     ----
                                                                       ($MILLIONS)
        Current income tax......................................   --       --       --
        Deferred income tax benefit.............................   11        5       10
                                                                   --        -       --
                                                                   11        5       10
                                                                   ==        =       ==

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 1995, 1996 and 1997 and the expected tax benefit based on a tax rate of 10% is shown below:

                                                                  YEARS ENDED MARCH 31,
                                                                  ----------------------
                                                                  1995     1996     1997
                                                                  ----     ----     ----
                                                                       ($MILLIONS)
        Tax benefit at 10%......................................   11        5       12
        Non deductible E Note interest..........................   --       --      (12)
        Reversal of prior year over provision...................   --       --       10
                                                                   --        -       --
        Actual tax benefit......................................   11        5       10
                                                                   ==        =       ==

     E Note interest is not deductible for tax purposes in Ireland.

     The deferred tax provision at March 31, 1996 was based on calculations of losses forward and capital allowances of Airplanes Limited at December 31, 1995 adjusted on an estimated basis to March 31, 1996. The reversal of the over provision in respect of the prior year primarily relates to the finalisation of these estimates.

     Airplanes Limited has net operating loss carryforwards of approximately $788 million as of March 31, 1997, which are available for offset against future taxable income with no restrictions to expiration.

                                AIRPLANES GROUP

19.  PROVISION FOR INCOME TAXES -- (CONTINUED)

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                                           MARCH 31,
                                                                         -------------
                                                                         1996     1997
                                                                         ----     ----
                                                                          ($MILLIONS)
        Deferred tax assets relating to:
          Net operating loss carryforwards.............................   40       79
        Deferred tax liability relating to:
          Aircraft.....................................................  107      136
                                                                         ---      ---
        Net deferred tax liability.....................................   67       57
                                                                         ===      ===

(b) Airplanes Trust

     Income tax benefit of Airplanes Trust consists of the following:

                                                                      YEARS ENDED MARCH 31,
                                                                      ----------------------
                                                                      1995     1996     1997
                                                                      ----     ----     ----
                                                                           ($MILLIONS)
    Current income tax:
      Federal.......................................................   --       --       --
      State.........................................................   --       --       --
                                                                      ---      ---      ---
    Total current...................................................   --       --       --
                                                                      ---      ---      ---
    Deferred income tax:
      Federal.......................................................    4        6       --
      State.........................................................    1        2       --
                                                                      ---      ---      ---
    Total deferred..................................................    5        8       --
                                                                      ---      ---      ---
                                                                        5        8       --
                                                                      ===      ===      ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 1995, 1996, and 1997 and the expected tax benefit based on the U.S. Federal statutory tax rate of 35% in 1995, 1996, and 1997 is shown below:

                                                                      YEARS ENDED MARCH 31,
                                                                      ----------------------
                                                                      1995     1996     1997
                                                                      ----     ----     ----
                                                                           ($MILLIONS)
    Tax benefit at statutory rate...................................    4        7        6
    State taxes, net of Federal tax.................................    1        1        1
    Non deductible E-Note interest..................................   --       --       (5)
    Increase on valuation allowance.................................   --       --       (2)
                                                                      ---      ---      ---
                                                                        5        8       --
                                                                      ===      ===      ===

     E Note interest is not deductible for tax purposes.

     Airplanes Trust has Federal tax net operating loss carryforwards of approximately $97 million as of March 31, 1997, which expire beginning in 2007.

                                AIRPLANES GROUP

19.  PROVISION FOR INCOME TAXES -- (CONTINUED)

     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                                                  YEARS ENDED
                                                                                   MARCH 31,
                                                                                 -------------
                                                                                 1996     1997
                                                                                 ----     ----
                                                                                  ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards.............................................   22       40
  Other........................................................................   10        6
  Valuation allowance..........................................................  (17)     (19)
                                                                                  --       --
                                                                                  15       27
                                                                                  --       --
Deferred tax liabilities relating to:
  Aircraft.....................................................................   63       75
                                                                                  --       --
Net deferred tax liability.....................................................   48       48
                                                                                  ==       ==

     The valuation allowance of $19 million arises as it is believed that a portion of the net operating loss carryforwards will be utilised in future years.

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under US "safe-harbor lease" tax rules (see Note 5). Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 1995, 1996 and 1997 the maximum potential exposure under these provisions is $11 million, $9 million and $7 million, respectively. However, it is believed that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and GPA, Airplanes Trust is liable to GPA for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from GPA are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by GPA for any tax benefits provided subsequent to the completion of the Transaction, to GPA from Airplanes Trust's tax losses. GPA has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction. In the year ended March 31, 1997 no tax sharing will occur as both groups will be in a loss position.

20.  COMMITMENTS

     Capital Commitments

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 1997.

                                AIRPLANES GROUP

21.  CONTINGENT LIABILITIES

     Guarantees

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Limited and Airplanes Trust, respectively, pursuant to the securitization transaction, details of which are set out in Note 1.

     Foreign Taxation

     The international character of the Group's operations gives rise to some uncertainties with regard to the impact of taxation in certain countries. The position is kept under continuous review and the Group provides for all known liabilities.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST:

     Under date of June 26, 1997, we reported on the balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1996 and 1997, and the related statements of operations, changes in shareholders' deficit/net liabilities and cash flows for each of the years in the three year period ended March 31, 1997, which are included in this Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in this Report on Form 10-K. This financial statement schedule is the responsibility of the companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG
                                                           Chartered Accountants

Dublin, Ireland
June 26, 1997

                                AIRPLANES GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                              ACCOUNTS RECEIVABLE

                                  SCHEDULE II

                                             BALANCE AT    CHARGED/(RELEASED)     DEDUCTION
                                             BEGINNING        TO COSTS AND       (WRITE-OFFS/    BALANCE AT
AIRPLANES LIMITED                             OF YEAR           EXPENSES          TRANSFERS)     END OF YEAR
-----------------                            ----------    ------------------    ------------    -----------
                                                                      ($MILLIONS)
Year ended March 31,
  1994....................................       25                 17                 (3)            39
  1995....................................       39                 34                 (7)            66
  1996....................................       66                (27)               (27)            12
  1997....................................       12                  2                 (2)            12

                                             BALANCE AT    CHARGED/(RELEASED)     DEDUCTION
                                             BEGINNING        TO COSTS AND       (WRITE-OFFS/    BALANCE AT
AIRPLANES TRUST                               OF YEAR           EXPENSES          TRANSFERS)     END OF YEAR
---------------                              ----------    ------------------    ------------    -----------
                                                                      ($MILLIONS)
Year ended March 31,
  1994....................................        3                  3                 (1)             5
  1995....................................        5                 (1)                 1              5
  1996....................................        5                 (1)                (3)             1
  1997....................................        1                 --                 --              1

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
------
 3.1     Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and
         Certificate of Incorporation on change of name to Airplanes Limited dated November
         29, 1995*

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

EXHIBIT
NUMBER
------
 4.24    Form of Floating Rate Subclass A-5 Note**

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

21       Subsidiaries of the Registrants*

23.1     Consent of Aircraft Information Services, Inc.

23.2     Consent of BK Associates, Inc.

23.3     Consent of Airclaims Limited

27       Financial Data Schedule

99.1     Appraisal of Aircraft Information Services, Inc. relating to the Aircraft

99.2     Appraisal of BK Associates, Inc. relating to the Aircraft

99.3     Appraisal of Airclaims Limited relating to the Aircraft