Form 10-Q
period 1997-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1997-08-07
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               ------------


                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                    Commission file number 33-99970-01

                               ------------

Airplanes Limited                                 Airplanes U.S. Trust
  Exact Name of Registrants as specified in memorandum of association or trust agreement

Jersey, Channel Islands                                 Delaware
      (State or other jurisdiction of incorporation or organization)
        7359                                          13- 3521640
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



                                                              Outstanding at
Issuer                             Class                      June 30, 1997

Airplanes Limited      Common Stock, $1.00 par value               30



                Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended June 30, 1997

                                   Index

Part I.  Financial Information                                       Page No.

Item 1.  Financial Statements (Unaudited)                               3


o    Unaudited Condensed Balance Sheets - June 30, 1997
     and March 31, 1997
o    Unaudited Condensed Statements of Operations - Three
     Months Ended June 30, 1997 and June 30, 1996
o Unaudited Condensed Statements of Changes in Shareholders Deficit / Net Liabilities - Three Months Ended June 30, 1997 and June 30, 1996
o Unaudited Condensed Statements of Cash Flows - Three Months Ended June 30, 1997 and June 30, 1996
o    Notes to the Unaudited Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of Financial              9
         Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                             19

Item 6.  Exhibits and Reports on Form 8 - K                            20

Signatures

Index to Exhibits

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                              AIRPLANES GROUP

                    UNAUDITED CONDENSED BALANCE SHEETS

                                                       March 31,                                  June 30,
                                         -------------------------------------      -------------------------------------
                                                         1997                                       1997
                                         -------------------------------------      -------------------------------------
                                         Airplanes     Airplanes                    Airplanes     Airplanes
                                          Limited        Trust        Combined       Limited        Trust        Combined
                                         ---------    -----------     --------      --------      ---------      --------
                                                      ($millions)                                ($millions)
ASSETS

Cash                                         219              6           225           221             6            227
Accounts receivable
  Trade receivables                           39              2            41            41             4             45
  Allowance for doubtful debts               (12)            (1)          (13)          (13)           (1)           (14)
Amounts due from Airplanes Trust              56              -            56            49             -             49
Amounts due from GPA                           -              2             2             -             2              2
Net investment in capital and sales
  type leases                                 94              -            94            89             -             89
Aircraft, net                              3,242            395         3,637         3,200           377          3,577
Other assets                                   5              1             6             4             1              5
                                          ------         ------        ------        ------        ------         ------
Total assets                               3,643            405         4,048         3,591           389          3,980
                                          ======         ======        ======        ======        ======         ======


LIABILITIES

Accrued expenses and other liabilities       295             24           319           322            26            348
Amounts due to Airplanes Limited               -             56            56             -            49             49
Amounts due to GPA                             4              -             4             4             -              4
Indebtedness                               4,005            392         4,397         3,952           387          4,339
Provision for maintenance                    287             26           313           288            23            311
Deferred income taxes                         57             48           105            57            48            105
                                          ------         ------        ------        ------        ------         ------
Total liabilities                          4,648            546         5,194         4,623           533          5,156
                                          ------         ------        ------        ------        ------         ------
Net liabilities                           (1,005)          (141)       (1,146)       (1,032)         (144)        (1,176)
                                          ------         ------        ------        ------        ------         ------
                                           3,643            405         4,048         3,591           389          3,980
                                          ======         ======        ======        ======        ======         ======

The accompanying notes are an integral part of the unaudited condensed financial statements

                              AIRPLANES GROUP

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended June 30,
                                         --------------------------------------------------------------------------------
                                                         1996                                       1997
                                         -------------------------------------      -------------------------------------
                                         Airplanes     Airplanes                    Airplanes     Airplanes
                                          Limited        Trust        Combined       Limited        Trust        Combined
                                         ---------    -----------     --------      --------      ---------      --------
                                                      ($millions)                                ($millions)
Revenues
Aircraft leasing                             131             20            151          135            18            153

Expenses
Depreciation and amortisation                (45)            (6)           (51)         (43)           (6)           (49)
Net interest expense                         (85)            (9)           (94)         (90)          (10)          (100)
Provision for maintenance                    (15)            (7)           (22)         (20)           (5)           (25)
Bad and doubtful debts                         -              -              -           (2)            -             (2)
Provision for loss making leases, net          -              -              -            8             1              9
Other lease costs                             (3)            (3)            (6)          (6)            -             (6)
Selling, general and administrative
  expenses                                    (8)            (1)            (9)          (9)           (1)           (10)
                                           -----          -----          -----        -----         -----          -----
Operating (loss) before
provision for  income taxes                  (25)            (6)           (31)         (27)           (3)           (30)
Income tax benefit/(charge)                   (1)              1              -            -             -              -
                                           -----          -----          -----        -----         -----          -----
Net (loss)                                   (26)            (5)           (31)         (27)           (3)           (30)
                                           =====          =====          =====        =====         =====          =====

The accompanying notes are an integral part of the unaudited condensed financial statements


                              AIRPLANES GROUP

                      UNAUDITED STATEMENTS OF CHANGES
                 IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                             Three Months Ended June 30 1996 and June 30 1997

                                         Airplanes Limited                    Airplanes Trust        Combined
                           ---------------------------------------------      ---------------      ------------
                              Share             Net        Shareholders'            Net            Shareholders
                             Capital        Liabilities       Deficit          Liabilities         Deficit/Net
                                                                                                   Liabilities
                           ---------------------------------------------      ---------------      ------------
                           ($millions)      ($millions)     ($millions)         ($millions)         ($millions)


Balance at March 31 1996          0              893              893                123                1,016

Net loss for the period                           26               26                  5                   31

                              -----            -----            -----              -----                -----
Balance at June 30, 1996          0              919              919                128                1,047
                              =====            =====            =====              =====                =====


Balance at March 31 1997          0            1,005            1,005                141                1,146

Net loss for the period                           27               27                  3                   30

                              -----            -----            -----              -----                -----
Balance at June 30, 1997          0            1,032            1,032                144                1,176
                              =====            =====            =====              =====                =====


The accompanying notes are an integral part of the unaudited condensed financial statements


                              AIRPLANES GROUP

                UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                   Three Months Ended June 30,
                                         --------------------------------------------------------------------------------
                                                         1996                                       1997
                                         -------------------------------------      -------------------------------------
                                         Airplanes     Airplanes                    Airplanes     Airplanes
                                          Limited        Trust        Combined       Limited        Trust        Combined
                                         ---------    -----------     --------      --------      ---------      --------
                                                      ($millions)                                ($millions)

Cash flows from operating activities

Net loss                                    (26)           (5)          (31)           (27)           (3)           (30)
Adjustment to reconcile (net loss)
to net cash provided by operating
  activities:
Depreciation and amortisation                45             6            51             43             6             49
Aircraft maintenance, net                    10             6            16              1             -              1
Deferred income taxes                         1            (1)            -              -             -              -
Provision for loss making leases              -             -             -             (8)           (1)            (9)
Accrued and deferred interest expense        31             5            36             35             3             38

Changes in operating assets
  & liabilities:
Accounts receivable, net                     (1)           (2)           (3)            (1)           (2)            (3)
Intercompany account movements                8            (8)             -             7            (7)             -
Amounts due to GPA                           (4)            1            (3)             -             -              -
Other accruals and liabilities                1             2             3              -             -              -
                                          -----         -----         -----          -----         -----          -----
Net cash provided by/(utilised in)
  operating activities                       65             4            69             50            (4)            46
                                          =====         =====         =====          =====         =====          =====

Cash flows from investing activities
Purchase/Sale of aircraft                    52           (52)            -              -             9              9
Intercompany movements -
  Airplanes Group                           (52)           52                            -             -
Capital and sales type leases                 5             -             5              5             -              5
                                          -----         -----         -----          -----         -----          -----
Net cash provided by
investing activities                          5             -             5              5             9             14
                                          =====         =====         =====          =====         =====          =====

Cash flows from financing activities
Decrease in indebtedness                    (51)           (4)          (55)           (53)           (5)           (58)
                                          -----         -----         -----          -----         -----          -----
Net cash used in
  financing activites                       (51)           (4)          (55)           (53)           (5)           (58)
                                          =====         =====         =====          =====         =====          =====

Net increase in cash                         19             -            19              2             -              2

Cash at beginning of period                 214             6           220            219             6            225
                                          -----         -----         -----          -----         -----          -----

Cash at end of period                       233             6           239            221             6            227
                                          =====         =====         =====          =====         =====          =====

Cash paid in respect of:

Interest                                     56             4            60             56            10             66
                                          =====         =====         =====          =====         =====          =====

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

               Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. Indebtedness at June 30, 1997 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.


2. Basis of Preparation

               The accompanying unaudited condensed financial statements of Airplanes Limited, Airplanes Trust and the combined unaudited condensed balance sheets, statements of operations, statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.


               The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 1997 and for the three months ending June 30, 1997 and June 30, 1996. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

               The accompanying financial statements of Airplanes Limited and Airplanes Trust have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 1997, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate sub classes. Each class and subclass of the Certificates represents fractional undivided beneficial interests in two corresponding classes or subclasses of notes (collectively, the "Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group, ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "Guarantees") the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the "Underwritten Offering") in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, approximately $13 million were subsequently canceled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to approximately 82 aircraft operators in approximately 40 different countries as at March 31, 1996. Since then one Aircraft has been sold and at June 30, 1997, 223 of the remaining 228 owned Aircraft were on lease to 79 operators in 40 countries.

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

General

Substantially all of Airplanes Group's business is expected to consist of aircraft operating lease activities. However, Airplanes Group may also engage in aircraft sales subject to certain limitations and guidelines. Airplanes Group's revenues and operating results are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of Aircraft owned by Airplanes Group and (iii) Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

Results of Operations - Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996.

Airplanes Group's results of operations for the three months ended June 30, 1997 reflected a continuation of reasonably favorable industry conditions. There was a utilisation of a loss making lease provision of $9 million and the number of aircraft off-lease at June 30, 1997 was five compared to eight at June 30, 1996. Overall, Airplanes Group generated $46 million in cash from operations in the three months to June 30, 1997 compared to $69 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to June 30, 1997 is primarily attributable to increased maintenance claims for the three months ended June 30, 1997 as compared to the same period to June 30, 1996. In addition, maintenance receipts previously received in cash from a particular lessee were replaced by letters of credit in the year to March 31, 1997.

Overall, there was a net loss for the three months to June 30, 1997 of $30 million (Airplanes Limited: $27 million; Airplanes Trust: $3 million) compared to a net loss after taxation for the three months to June 30, 1996 of $31 million (Airplanes Limited: $26 million; Airplanes Trust: $5 million)

Revenues

Revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended June 30, 1997 remained relatively unchanged at $153 million (Airplanes Limited: $135 million; Airplanes Trust: $18 million) compared with $151 million (Airplanes Limited:
$131 million; Airplanes Trust: $20 million) for the three months ended June
30, 1996. The marginal increase in 1997 primarily reflects a generally higher interest rate environment (which impacts the pricing of certain lease rentals) in addition to a decrease in the number of aircraft off lease. The small decrease in Airplanes Trust revenues is primarily attributable to a decrease in maintenance revenues. At June 30, 1997, Airplanes Group had 223 Aircraft on lease (Airplanes Limited: 199 Aircraft; Airplanes Trust: 24 Aircraft) compared with 221 Aircraft on lease at June 30, 1996 (Airplanes
Limited: 198 Aircraft; Airplanes Trust: 23 Aircraft).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 1997 amounted to $49 million (Airplanes Limited: $43 million; Airplanes Trust:
$6 million) compared with $51 million (Airplanes Limited: $45 million; Airplanes Trust: $6 million) for the comparative period in 1996.

Net Interest Expense

Net interest expense amounted to $100 million (Airplanes Limited: $90 million; Airplanes Trust: $10 million) in the three month period ended June 30, 1997 compared to $94 million (Airplanes Limited: $85 million; Airplanes Trust : $9 million) in the three month period ended June 30, 1996. The increase in the net interest expense is primarily due to additional interest being charged on the accrued but unpaid Class E note interest, in addition to, a higher interest rate environment for the three months to June 30, 1997. This has been partially offset by lower average debt in the three months to June 30, 1997.

The interest charge is based on the actual debt outstanding during the period and the actual terms of the Notes and the Class E Notes. The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1997 was 6.80% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,779 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1996 was 6.58% and the average debt in respect of the Class A - D Notes outstanding during the period was $4,029 million.

The difference in Airplanes Group's net interest expense and cash paid in respect of interest is accounted for by the fact that Airplanes Group paid no interest on the Class E Notes in the quarter ended June 30, 1997.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 1997, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: nil) compared with $3 million in the three months ended June 30, 1996 (Airplanes Limited: $3 million; Airplanes Trust: nil). The increase is primarily attributable to a higher level of default interest being earned and received in the three months to June 30, 1997.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 1997, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision required of $2 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes Trust: nil) in the three months ended June 30, 1997. There was no net movement in the provision required in respect of bad and doubtful debts for the three months ended June 30, 1996 (Airplanes Limited: nil; Airplanes Trust: nil). The net charge in 1997 was primarily as a result of the requirement for provisions against receivable balances due from one Indonesian lessee and one North American lessee, which were partially offset by a reduction of provisions required in respect two Mexican lessees.

A lease agreement is deemed to be 'loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being "loss making' while still being cash positive. While there were no significant 'loss making' leases signed in the three months to June 30, 1997, there was an overall provision utilised of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in respect of 'loss making' lease provisions. However, in the three month period to June 30, 1996, there was no net change in the provision for 'loss making' leases (Airplanes Limited: nil; Airplanes Trust: nil) as the gross provisions of $7 million utilised in the period to June 30, 1996, were offset by a provision required in respect of a loss making lease for one B747 Aircraft in the period.

Other Lease Costs

Other lease costs in the three months ended June 30, 1997 amounted to $6 million (Airplanes Limited: $6 million; Airplanes Trust: nil) compared to other lease costs of $6 million (Airplanes Limited: $3 million; Airplanes
Trust: $3 million) in the three months to June 30, 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to June 30, 1997 amounted to $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million).This is a comparable expense to that incurred in the three months to June 30, 1996 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GE Capital Aviation Services, Limited ("GECAS"). Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $10 million in the three months to June 30, 1997 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees. This is a similar charge to the expense incurred in respect of GECAS servicing fees in the comparative period to June 30, 1996 of $6 million (Airplanes Limited: $5 million; Airplanes
Trust: $1 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to June 30, 1997 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA, which is similar to the charge of $2 million for the period to June 30, 1996.

Operating Loss

The operating loss for the three months ended June 30, 1997 was $30 million (Airplanes Limited: $27 million; Airplanes Trust: $3 million) compared with an operating loss of $31 million for the three months ended June 30, 1996 (Airplanes Limited: $25 million; Airplanes Trust: $6 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no tax benefit or charge in the three months to June 30, 1997, as a result of continuing operating losses (Airplanes Limited: nil; Airplanes
Trust: nil), compared with no overall tax benefit in the same period in 1996 (Airplanes Limited: a charge of $1 million; Airplanes Trust: a benefit of $1 million).

Net Loss

The net loss for the three months ended June 30, 1997 after taxation was $30 million (Airplanes Limited: $27 million; Airplanes Trust: $3 million) compared with a net loss after taxation for the three months ended June 30, 1996 of $31 million (Airplanes Limited: $26 million; Airplanes Trust: $5 million).

Financial Resources and Liquidity

The net increase in cash for the three months to June 30, 1997 was $2 million compared to $19 million for the three months to June 30, 1996. The reduction in the net cash generated is primarily as a result of a decrease in the net cash provided by operating activities.

Liquidity

The cash balances at June 30, 1997 amounted to $227 million (Airplanes Limited:
$221 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 1996 of $239 million (Airplanes Limited: $233 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 1997 amounted to $46 million (Airplanes Limited: $50 million; Airplanes
Trust: a net cash outflow of $4 million) compared with $69 million in the three months ended June 30, 1996 (Airplanes Limited: $65 million; Airplanes
Trust: $4 million). This includes cash paid in respect of interest of $66 million in the three months to June 30, 1997 (Airplanes Limited: $56 million; Airplanes Trust: $10 million) compared with $60 million in the three months to June 30, 1996 (Airplanes Limited: $56 million; Airplanes Trust: $4 million). The decrease in cash from operations generated in the three month period to June 30, 1997 is primarily attributable to increased maintenance claims for the three months ended June 30, 1997 as compared to the three months to June 30, 1996. In addition, maintenance receipts previously received in cash from a lessee were replaced by letters of credit in the year ended March 31, 1997.

Investing and Financing Activities

Cash flows from investing and financing activities in the three months to June 30, 1997 primarily reflect the repayment of $58 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $53 million; Airplanes Trust: $5 million). This is similar to the repayment of $55 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $51 million; Airplanes Trust: $4 million) in the three months to June 30, 1996. Also, included in the cash flows from investing and financing activities is $9 million from the sale of a DC10 Aircraft on April 4, 1997.

Indebtedness

Airplanes Group's indebtedness consists of Class A-E Notes in the amount of $4,339 million (Airplanes Limited: $3,952 million; Airplanes Trust: $387 million) at June 30, 1997 and $4,579 million (Airplanes Limited: $4,170 million; Airplanes Trust: $409 million) at June 30, 1996. Airplanes Group has $591 million Class E Notes outstanding. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million in Subclass A-4 Notes will have to be refinanced through the sale of further pass-through certificates by 1998, 1999, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Under the terms of the Notes, Airplanes Group is required annually to commission an appraisal of the Aircraft. The purpose of the appraisal is to redirect, when appropriate, excess cash flow to the Class A Notes and to maintain and reduce the loan to value ratios for each Class of Notes. Reductions in appraised values cannot affect interest payments to be made on the Class A-D Notes, but can cause the suspension of interest payments on the Class E Notes. Airplanes Group obtained updated appraisals of the Aircraft from three independent aircraft appraisers as of February 25, 1997. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft was approximately $4,207 million compared with $4,527 million as of October 31, 1995. This decrease was approximately $155 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Greater than expected decreases in value occurred across the Aircraft, with significant percentage decreases being experienced by the older, widebody Aircraft (A300s and DC10s), the Fokker 100s, and to a lesser extent the MD83s and B737-500s.

However, Airplanes Group's strong operating cashflow performance since March 28, 1996, allowed greater than expected amortisation of the Class A Notes. Accordingly, at March 17, 1997, Principal Adjustments Amounts of approximately $39 million in aggregate were required to be paid under the terms of the Notes from available cashflow and applied to reduce the outstanding principal balance of the Subclass A-5 Notes so as to restore the loan to value ratios. In the period from March 17, 1997, to July 15, 1997, cashflows from Airplanes Group have been sufficient to restore loan to value ratios such that on July 15, 1997 payment of interest on the Class E Notes recommenced. However, there can be no assurance that aircraft appraisers will not further reduce their appraised values for Aircraft in the future or that Aircraft values will not fall.

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group initially entered into interest rate swaps with an aggregate notional principal amount of $2.62 billion (the "Initial Swaps"). Under these Initial Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Initial Swaps amortize having regard to the minimum amortization schedule of the Class A and B Notes, the expiry dates of the leases then existing under which lessees were contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, GPA Financial Services (Ireland) Limited, a subsidiary of GPA Group, as Airplanes Group's administrative agent (the "Administrative Agent") seeks to enter into additional swaps or sell at market value or unwind part or all of the Initial Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 1997, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $2,810 million. This consisted of $780 million in respect of the unamortized balance of the notional amount of the Initial Swaps and $2,030 million in respect of the unamortized balance of the notional amount of additional swaps ("additional swaps") entered into by Airplanes Group since March 28, 1996 in order to rebalance Airplanes Group's mix of fixed and floating interest rate obligations and the fixed and floating mix of rental payments. None of the additional swaps have maturity dates extending beyond November 2000. As of June 30, 1997, of the $780 million aggregate notional amount of the unamortized balance of the Initial Swaps, an amortizing swap with a notional amount of $270 million had a final maturity date of October 1998 and an amortizing swap with a notional amount of $510 million had a final maturity date of April 2001. The fair values of the swaps at June 30, 1997 was $2.4 billion.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ("Swaptions"). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the initial and any future Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to June 30, 1997, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $101 million and sold Swaptions with an aggregate notional principal balance of $25 million. The net aggregate notional principal balance of Swaptions at June 30, 1997 therefore amounted to $76 million. The fair values of the Swaptions at June 30, 1997 was $0.3 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, this amount has been included in income for the year ended June 30, 1997.

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

Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions where credit ratings or collateralisation arrangements are consistent with maintaining the ratings of the Class A Notes.


Part II. Other Information

Item 1. Legal Proceedings

On November 5, 1992, GPA obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with GPA. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting GPA repossession and export of the Repossessed
Assets. GPA was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between GPA and VASP, within thirty days of notification by VASP that it requires return of the assets.
The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against GPA in lieu of the return of the Repossessed Assets. GPA has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and the Federal Supreme Court. In addition, GPA is preparing a writ of mandamus to the High Court seeking to overturn the decision of the High Court and is seeking a stay on the decision pending its appeals.

Seven of the thirteen aircraft which were repossessed by GPA from VASP following the 1992 injunction and the 1993 decision are owned by Airplanes Group. Although none of them are habitually based in Brazil, a number of these aircraft operate into Brazil from time to time.

The judgment of the High Court only applies to those assets which are the subject matter of the proceedings. VASP has requested that notification be sent to GPA that it requires return of the Repossessed Assets. While the notification has not been served as yet, the only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgment having sought repossession rather than damages.

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

AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have in the past filed and will continue to file United States federal and state consolidated tax returns with GPA, Inc., and its subsidiaries (the "GPA U.S. Tax Group"). GPA, Inc. is a Delaware corporation and a wholly-owned subsidiary of GPA Group. AeroUSA, Inc. and AeroUSA 3, Inc. also file certain other state and local tax returns on an unconsolidated basis. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by the GPA U.S. Tax Group or members thereof. GPA believes that none of these audits will have a material adverse impact on the financial position or liquidity of AeroUSA, Inc.


Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

               27.1 Financial Data Schedule of Airplanes Limited

               27.2 Financial Data Schedule of Airplanes U.S. Trust


           (b) Reports on Form 8-K: Filed for event dates April 15, 1997; May 15, 1997; June 16, 1997 and July 15, 1997 (relating to the monthly report to holders of the Certificates).


                                SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 7, 1997                        AIRPLANES LIMITED


                                            By: /s/ WILLIAM M. MCCANN
                                                -----------------------
                                                William M. McCann
                                                Director and Principal
                                                Accounting Officer



Date: August 7, 1997                        AIRPLANES U.S. TRUST


                                            By: /s/ WILLIAM M. MCCANN
                                                -----------------------
                                                William M. McCann
                                                Controlling Trustee and
                                                Principal Accounting Officer



                AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                             INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1  Financial Data Schedule of Airplanes Limited

27.2  Financial Data Schedule of Airplanes U.S. Trust