Form 10-Q
period 1997-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1997-11-13
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------


                                   FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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



                                                         Outstanding at
Issuer                             Class               September 30, 1997

Airplanes Limited      Common Stock, $1.00 par value           30


                  Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended September 30, 1997

                                     Index

Part I.  Financial Information                                         Page No.

Item 1.  Financial Statements (Unaudited)                                 3

o    Unaudited Condensed Balance Sheets - September 30, 1997 and
     March 31, 1997
o Unaudited Condensed Statements of Operations - Three Months Ended September 30, 1997 and September 30, 1996
o Unaudited Condensed Statements of Operations - Six Months Ended September 30, 1997 and September 30, 1996
o Unaudited Condensed Statements of Changes in Shareholders Deficit/Net iabilities - Six Months Ended September 30, 1997 and September 30, 1996
o Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30, 1997 and September 30, 1996
o    Notes to the Unaudited Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of Financial              10
         Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings                                               25

Item 6. Exhibits and Reports on Form 8 - K                              26

Signatures

Index to Exhibits

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                                                   AIRPLANES GROUP

                                                          UNAUDITED CONDENSED BALANCE SHEET

                                                     March 31,                                 September 30,
                                                       1997                                        1997
                                      ----------------------------------------   ----------------------------------------
                                       Airplanes     Airplanes                   Airplanes      Airplanes
                                        Limited        Trust       Combined       Limited         Trust        Combined
                                      ------------  ------------  ------------   -----------   ------------  ------------
                                                    ($millions)                                ($millions)
ASSETS

Cash                                       219             6            225           229             6           235
Accounts receivable
  Trade receivables                         39             2             41            35             3            38
  Allowance for doubtful debts             (12)           (1)           (13)          (12)           (1)          (13)
Amounts due from Airplanes Trust            56             -             56            38             -            38
Amounts due from GPA                         -             2              2             -             2             2

Net investment in capital and
  sales type leases                         94             -             94            84             -            84
Aircraft, net                            3,242           395          3,637         3,157           371         3,528
Other assets                                 5             1              6             5             -             5
                                        ------        ------         ------        ------        ------        ------
Total assets                             3,643           405          4,048         3,536           381         3,917
                                        ======        ======         ======        ======        ======        ======

LIABILITIES

Accrued expenses and other liabilities     295            24            319           351            35           386
Amounts due to Airplanes Limited             -            56             56             -            38            38
Amounts due to GPA                           4             -              4             4             -             4
Indebtedness                             4,005           392          4,397         3,901           382         4,283
Provision for maintenance                  287            26            313           289            24           313
Deferred income taxes                       57            48            105            56            48           104
                                        ------        ------         ------        ------        ------        ------
Total liabilities                        4,648           546          5,194         4,601           527         5,128
                                        ------        ------         ------        ------        ------        ------
Net liabilities                         (1,005)         (141)        (1,146)       (1,065)         (146)       (1,211)
                                        ------        ------         ------        ------        ------        ------
                                         3,643           405          4,048         3,536           381         3,917
                                        ======        ======         ======        ======        ======        ======
                                   The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                   AIRPLANES GROUP

                                                      UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              Three Months Ended September 30,
                                      -----------------------------------------------------------------------------------
                                                       1996                                       1997
                                      ----------------------------------------   ----------------------------------------
                                       Airplanes     Airplanes                   Airplanes      Airplanes
                                        Limited        Trust       Combined       Limited         Trust        Combined
                                      ------------  ------------  ------------   -----------   ------------  ------------
                                                    ($millions)                                ($millions)



Revenues
Aircraft leasing                              140            18           158           134             19           153

Expenses
Depreciation and amortisation                 (47)           (6)          (53)          (44)            (5)          (49)
Net interest expense                          (84)           (8)          (92)          (92)           (11)         (103)
Provision for maintenance                     (23)           (5)          (28)          (19)            (5)          (24)
Bad and doubtful debts                          -             1             1             1              -             1
Provision for loss making leases, net           7             2             9             7              1             8
Other lease costs                             (16)           (2)          (18)          (11)            (1)          (12)
Selling, general and administrative
     expenses                                  (8)           (1)           (9)           (9)            (1)          (10)
                                      ------------  ------------  ------------   -----------   ------------  ------------
Operating (loss) before
provision for  income taxes                   (31)           (1)          (32)          (33)            (3)          (36)
Income tax benefit/(charge)                     -             -             -             1              -             1
                                      ============  ============  ============   ===========   ============  ============
Net (loss)                                    (31)           (1)          (32)          (32)            (3)          (35)
                                      ============  ============  ============   ===========   ============  ============


                                   The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                             Six Months Ended September 30,
                                     -----------------------------------------------------------------------------------
                                                       1996                                       1997
                                      ----------------------------------------   ----------------------------------------
                                       Airplanes     Airplanes                   Airplanes      Airplanes
                                        Limited        Trust       Combined       Limited         Trust       Combined
                                      ------------  ------------  ------------   -----------   ------------  ------------
                                                    ($millions)                                ($millions)



Revenues
Aircraft leasing                              271            38           309           269             37           306

Expenses
Depreciation and amortisation                 (92)          (12)         (104)          (87)           (11)          (98)
Net interest expense                         (169)          (17)         (186)         (182)           (21)         (203)
Provision for maintenance                     (38)          (12)          (50)          (39)           (10)          (49)
Bad and doubtful debts                          -             1             1            (1)             -            (1)
Provision for loss making leases, net           7             3            10            15              2            17
Other lease costs                             (19)           (6)          (25)          (17)            (1)          (18)
Selling, general and administrative
     expenses                                 (16)           (2)          (18)          (19)            (1)          (20)
                                      ------------  ------------  ------------   -----------   ------------  ------------
Operating (loss) before
provision for  income taxes                   (56)           (7)          (63)          (61)            (5)          (66)
Income tax benefit/(charge)                    (1)            1             -             1              -             1
                                      ============  ============  ============   ===========   ============  ============
Net (loss)                                    (57)           (6)          (63)          (60)            (5)          (65)
                                      ============  ============  ============   ===========   ============  ============


                     The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                       AIRPLANES GROUP

                                              UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                  Six Months Ended September 30, 1996 and September 30, 1997

                                                        Airplanes Limited               Airplanes Trust       Combined
                                         ---------------------------------------------  ------------------   ------------
                                            Share           Net       Shareholders'            Net           Shareholders
                                           Capital      Liabilities       Deficit          Liabilities       Deficit/ Net
                                                                                                             Liabilities
                                         ---------------------------------------------  ------------------   ------------
                                         ($millions)    ($millions)     ($millions)        ($millions)       ($millions)


Balance at March 31, 1996                          0            893               893                 123          1,016

Net loss for the period                                          57                57                   6             63

                                         ============   ============  ================  ==================   ============
Balance at September 30, 1996                      0            950               950                 129          1,079
                                         ============   ============  ================  ==================   ============


Balance at March 31,1997                           0          1,005             1,005                 141          1,146

Net loss for the period                                          60                60                   5             65

                                         ============   ============  ================  ==================   ============
Balance at September 30, 1997                      0          1,065             1,065                 146          1,211
                                         ============   ============  ================  ==================   ============


                                 The accompanying notes are an integral part of the unaudited condensed financial statements

                                                          AIRPLANES GROUP

                                             UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                         Six Months Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                                1996                                       1997
                                               ----------------------------------------   ----------------------------------------
                                                Airplanes     Airplanes                   Airplanes      Airplanes
                                                 Limited        Trust       Combined       Limited         Trust       Combined
                                               ------------  ------------  ------------   -----------   ------------  ------------
                                                             ($millions)                                ($millions)
Cash flows from operating activities
Net loss                                               (57)           (6)          (63)          (60)            (5)          (65)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                           92            12           104            87             11            98
Aircraft maintenance, net                               20             9            29             2              1             3
Deferred income taxes                                    1            (1)            -            (1)             -            (1)
Provision for loss making leases                        (7)           (3)          (10)          (15)            (2)          (17)
Accrued and deferred interest expense                   57             6            63            68              9            77

Changes in operating assets & liabilities:
Accounts receivable, net                                (4)           (4)           (8)            4             (1)            3
Intercompany account movements                          11           (11)            -            18            (18)            -
Amounts due to GPA                                       4             1             5             -              -             -
Other accruals and liabilities                          26             4            30             4              6            10
Other assets                                            (2)            -            (2)           (2)             -            (2)

                                               ============  ============  ============   ===========   ============  ============
Net cash provided by operating activities              141             7           148           105              1           106
                                               ============  ============  ============   ===========   ============  ============


Cash flows from investing activities
Purchase/Sale of aircraft                               43           (44)           (1)            -              9             9
Intercompany movements - Airplanes Group               (44)           44             -             -              -             -
Capital and sales type leases                            9             -             9            10              -            10
Net cash provided by
                                               ============  ============  ============   ===========   ============  ============
investing activities                                     8             -             8            10              9            19
                                               ============  ============  ============   ===========   ============  ============

Cash flows from financing activities
Decrease in indebtedness                              (120)           (7)         (127)         (105)           (10)         (115)
Net cash used in
                                               ============  ============  ============   ===========   ============  ============
    financing activites                               (120)           (7)         (127)         (105)           (10)         (115)
                                               ============  ============  ============   ===========   ============  ============

Net increase in cash                                    29             -            29            10              -            10

Cash at beginning of period                            214             6           220            219              6           225
                                               ------------  ------------  ------------   -----------   ------------  ------------

Cash at end of period                                  243             6           249           229              6           235
                                               ============  ============  ============   ===========   ============  ============

Cash paid in respect of:
Interest                                               120            11           131           115             11           126
                                               ============  ============  ============   ===========   ============  ============


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

Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. Indebtedness at September 30, 1997 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $3 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

The accompanying financial statements for Airplanes Limited and Airplanes
Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 1997 and for the three and six month periods ending September 30, 1997 and September 30, 1996. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Post Balance Sheet Events

The following events which have occurred since the end of the financial quarter will have an effect on Airplanes Group's future results.

As at September 30, 1997, Airplanes Group had six Fokker 100 Aircraft on lease to a Brazilian lessee, with an average remaining lease term of 29 months. During the month ended October 31, 1997 all six leases were restructured. In consideration for an extension of the leases for 119 months, the revised terms of the leases include rental rates reduced by approximately 24%, no maintenance reserve payments and the return of all previously paid maintenance reserves by Airplanes Group within 12 months. The reduced rentals payable under the revised terms of these leases will require an additional 'loss making' lease provision of approximately $13 million in the three months ending December 31, 1997.

In addition, a DC-9 aircraft on lease to a Mexican lessee suffered a constructive total loss during October 1997. The insurers are currently assessing the claim, and a payment of the insurance proceeds is expected to be made to Airplanes Group in the three months ending December 31, 1997, resulting in a marginal surplus over book value.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the 'Trust') issued $4,048 million of Pass Through Certificates (the 'Certificates') in four classes - Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate sub classes. Each class and subclass of the Certificates represents fractional undivided beneficial interests in two corresponding classes or subclasses of notes (collectively, the 'Notes') issued by Airplanes Limited ('Airplanes Limited') and Airplanes U.S. Trust ('Airplanes Trust'). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ('Airplanes Group'). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the 'Guarantees') the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the 'Underwritten Offering') in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the 'Class E Notes') to acquire certain subsidiaries of GPA Group plc ('GPA Group' and, together with its subsidiaries and affiliates, 'GPA'). Of the $604 million of Class E Notes issued, approximately $13 million were subsequently canceled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the 'Aircraft') and related leases to approximately 82 aircraft operators in approximately 40 different countries as at March 31, 1996. Since then one Aircraft has been sold and at September 30, 1997, 224 of the remaining 228 owned Aircraft were on lease to 77 operators in 40 countries. In October 1997, a DC-9 aircraft on lease to a Mexican lessee suffered a constructive total loss. The insurers are currently assessing the claim, and a payment of the insurance proceeds is expected to be made to Airplanes Group in the three months ending December 31, 1997. In addition, on November 10, 1997 a further Aircraft was sold.

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

At September 30, 1997, Airplanes Group leased 20 Aircraft representing approximately 10% of its portfolio by appraised value, as of February 25, 1997, to operators in Asia and the Far East. Trading conditions in the civil aviation industry in Asia and the Far East may be adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Korea and Malaysia have experienced particularly acute difficulties resulting in many business failures and, in certain cases, internationally organized financial stability measures. This downturn in the region's economies is likely to undermine business confidence and may have an adverse impact on the results of operations of Airplanes Group's lessees in the region and consequently on Airplanes Group's revenues and cash flows.

One Indonesian lessee was already experiencing financial difficulties prior to the current regional economic difficulties. This lessee is currently more than $1 million in arrears in its payment obligations which had been restructured as recently as December 1996. This lessee leases four Fokker 100 Aircraft from Airplanes Group, which have recently experienced significant reductions in realizable rental rates with other lessees. See "Results of Operations - Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996 - Revenues" below. To the extent Fokker 100 Aircraft are redelivered from this Indonesian lessee, it may prove difficult to place such aircraft types without a material reduction in rental rates. Uncertainty as to the long-term marketability for lease or sale of Fokker 100 aircraft generally may lead to further reductions in value for this aircraft type, which could be significant.

Results of Operations - Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996.

Airplanes Group's results of operations for the three months ended September 30, 1997 reflected a continuation of reasonably favorable industry
conditions.   There was a utilisation of a loss making lease provision of $8 million and the number of Aircraft off-lease at September 30, 1997 was four compared to five at September 30, 1996. Overall, Airplanes Group generated $60 million in cash from operations in the three months to September 30, 1997 compared to $79 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to September 30, 1997 is primarily attributable to the receipt from GPA of $13 million in the period to September 30, 1996 pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of GPA Group. In addition, there was an increase in maintenance claims and technical costs for the three months ended September 30, 1997 to $24 million as compared with $19 million in the three months ended September 30, 1996. Finally, maintenance receipts received previously in cash from one lessee which amounted to $2 million in the three months ending September 31, 1996, were replaced by letters of credit in the three months to December 31, 1996.

Overall, there was a net loss after taxation for the three months to September 30, 1997 of $35 million (Airplanes Limited: $32 million; Airplanes Trust: $3 million) compared to a net loss after taxation for the three months to September 30, 1996 of $32 million (Airplanes Limited: $31 million; Airplanes
Trust: $1 million). The increase in the net loss for the period was primarily attributable to the additional interest being charged on the accrued but unpaid Class E Note interest.

Revenues

Revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended September 30, 1997 remained relatively unchanged at $153 million (Airplanes Limited:
$134 million; Airplanes Trust: $19 million) compared with $158 million (Airplanes Limited: $140 million; Airplanes Trust: $18 million) for the three months ended September 30, 1996. The marginal decrease in 1997 was primarily attributable to a decrease in maintenance revenues as a result of one lessee replacing cash maintenance payments with letters of credit in the three months to December 31, 1996. In addition, the rental rates for three MD11 Aircraft on lease to Varig (one of which only delivered to Varig on September 29, 1997) are approximately one-third lower than the contracted rentals received under such Aircraft's previous lease agreements which were in effect during the period to September 30, 1996. These factors were partially offset by a marginally higher interest rate environment (which impacts the pricing of certain lease rentals) in the period to September 30, 1997.

At September 30, 1997 and September 30, 1996, Airplanes Group had 224 Aircraft on lease (Airplanes Limited: 200 Aircraft; Airplanes Trust: 24 Aircraft). However, during October 1997, a DC-9 Aircraft on lease to a Mexican lessee suffered a constructive total loss, which will result in a reduction in the number of Aircraft on lease in the six months to March 31, 1998. A further Aircraft was sold on November 10, 1997. In addition, revenues for the six months to March 31, 1998 will be reduced by $2 million compared with revenues received for the six months to March 31, 1997 as a result of the lease restructuring with a Brazilian lessee of six Fokker 100 Aircraft. See also "Notes to the Unaudited Condensed Financial Statements - Post Balance Sheet Events."

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 1997 amounted to $49 million (Airplanes Limited: $44 million; Airplanes Trust: $5 million) compared with $53 million (Airplanes Limited: $47 million; Airplanes Trust: $6 million) for the comparative period in 1996. The decrease arose as a result of the depreciation charge being calculated on the revised aircraft book values net of all valuation provisions required. This has been partially offset by an increase in the charge required, in accordance with SFAS 121 "Accounting for Impairment of Long Lived Assets To Be Disposed Of", in respect of Airplanes Group's three A300-B4-100 Aircraft.

Net Interest Expense

Net interest expense amounted to $103 million (Airplanes Limited: $92 million; Airplanes Trust: $11 million) in the three month period ended September 30, 1997 compared to $92 million (Airplanes Limited: $84 million; Airplanes Trust:
$8 million) in the three month period ended September 30, 1996. The increase in net interest expense was primarily due to additional interest being charged on accrued but unpaid Class E Note interest of $9 million. In addition, a marginally higher interest rate environment prevailed during the three months to September 30, 1997. This has been partially offset by lower average debt in the three months to September 30, 1997 including, in particular, a significant reduction in the Class A-5 Notes.

The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1997 was 6.81% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,724 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1996 was 6.62% and the average debt in respect of the Class
A - D Notes outstanding during the period was $3,954 million.

The difference for the three months ended September 30, 1997 in Airplanes Group's net interest expense of $103 million (Airplanes Limited: $92 million; Airplanes Trust: $11 million) and cash paid in respect of interest of $64 million (Airplanes Limited: $59 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the three months ended September 30, 1997.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 1997, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: nil) compared with $5 million in the three months ended September 30, 1996 (Airplanes Limited: $4 million; Airplanes Trust: $1 million). The decrease is primarily as a result of marginally lower lessee default interest in the three months to September 30, 1997.

Bad Debt  and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 1997, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $1 million in respect of bad and doubtful debts (Airplanes Limited: $1 million; Airplanes Trust: nil) in the three months ended September 30, 1997 which was similar to the overall net credit of $1 million for the three months ended September 30, 1996 (Airplanes Limited: nil; Airplanes Trust: $1 million). The overall net credit in 1997 was primarily as a result of the reduction in the provisions required for various lessees including two North American lessees, one Indonesian lessee and one Mexican lessee which were partially offset by provisions required in respect of one Turkish lessee, one Jamaican lessee and one Peruvian lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. There were no significant 'loss making' leases signed in the three months to September 30, 1997. In respect of 'loss making' lease provisions, there was an overall net utilisation of $8 million (Airplanes Limited: $7 million; Airplanes Trust: $1 million) in the three months ended September 30, 1997, which is comparable with the three month period to September 30, 1996 where there was an overall net utilization of $9 million (Airplanes Limited: $7 million; Airplanes Trust: $2 million). During the month ended October 31, 1997 the leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee were restructured. The reduced rentals payable under the revised terms of these leases will require an additional 'loss making' lease provision of approximately $13 million in the three months ending December 31, 1997.

Other Lease Costs

Other lease costs in the three months ended September 30, 1997 amounted to $12 million (Airplanes Limited: $ 11 million; Airplanes Trust: $1 million) compared to other lease costs of $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million) in the three months to September 30, 1996. The reduction in the charge in the three months to September 30, 1997, was primarily due to the fact that in the three months to September 30, 1996, other lease costs included provisions for maintenance and other costs of $15 million in respect of two DC10-30 Aircraft, one of which was sold on April 4, 1997. This was partially offset by an increase in technical costs of $3 million which relate primarily to two B737-200 Aircraft which redelivered in the previous quarter and a provision required of $4 million (including $3 million relating to potential costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 Aircraft which were on lease to a Turkish lessee which ceased to trade on October 3, 1997. All three MD83 Aircraft have been de-registered, and GE Capital Aviation Services ("GECAS"), as Servicer, is currently seeking to re-register and export two of
the Aircraft from Turkey.   The third Aircraft has been grounded in the United
Kingdom subject to payment of the amounts owing to Eurocontrol, with whom GECAS is currently in negotiations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to September 30, 1997 amounted to $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months to September 30, 1996 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $10 million in the three months to September 30, 1997 include $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to September 30, 1996 of $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million). The increase is largely attributable to a cashflow incentive fee.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1997 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA, similar to the charge of $2 million for the period to September 30, 1996.

Operating Loss

The operating loss for the three months ended September 30, 1997 was $36 million (Airplanes Limited: $33 million; Airplanes Trust: $3 million) compared with an operating loss of $32 million for the three months ended September 30, 1996 (Airplanes Limited: $31 million; Airplanes Trust: $1 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was an overall deferred tax benefit of $1 million in the three months to September 30, 1997, as a result of continuing operating losses (Airplanes
Limited: $1 million; Airplanes Trust: nil), as compared with no overall tax benefit in the same period in 1996 (Airplanes Limited: nil; Airplanes Trust:
nil).

Net Loss

The net loss after taxation for the three months ended September 30, 1997 was $35 million (Airplanes Limited: $32 million; Airplanes Trust: $3 million) compared with a net loss after taxation for the three months ended September 30, 1996 of $32 million (Airplanes Limited: $31 million; Airplanes Trust: $1 million).

Financial Resources and Liquidity

The was an overall net increase in cash of $8 million for the three months to September 30, 1997 compared with a $10 million increase for the three months to September 30, 1996.

Liquidity

The cash balances at September 30, 1997 amounted to $235 million (Airplanes
Limited: $229 million ; Airplanes Trust: $6 million) compared to cash balances at September 30, 1996 of $249 million (Airplanes Limited: $243 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 1997 amounted to $60 million (Airplanes Limited: $55 million; Airplanes
Trust: $5 million) compared with $79 million in the three months ended September 30, 1996 (Airplanes Limited: $76 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $64 million in the three months to September 30, 1997 (Airplanes Limited: $59 million; Airplanes Trust: $5 million) compared with $71 million in the three months to September 30, 1996 (Airplanes Limited: $64 million; Airplanes Trust: $7 million). The decrease in cash from operations generated in the three month period to September 30, 1997 is primarily attributable to the receipt from GPA of $13 million in the period to September 30, 1996 pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of GPA Group. In addition, there was an increase in both maintenance claims and technical costs for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Finally, maintenance receipts received previously in cash from one lessee were replaced by letters of credit in the three months to December 31, 1996.

Investing and Financing Activities

Cash flows from investing and financing activities in the three months to September 30, 1997 primarily reflect the repayment of $57 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $52 million; Airplanes Trust: $5 million) compared with $72 million of principal repaid on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes
Limited: $69 million; Airplanes Trust: $3 million) in the three months to September 30, 1996. The lower amount of principal repayments in the three months ended September 30, 1997 is due to a lower amount of cash provided by operating activities as discussed above. The cash provided by capital and sale type leases was $5 million (Airplanes Limited: $5 million; Airplanes
Trust: nil) as compared with $4 million in the comparative period to September 30, 1996 (Airplanes Limited: $4 million; Airplanes Trust: nil).

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $4,283 million (Airplanes Limited: $3,901 million; Airplanes Trust: $382 million) at September 30, 1997 and $4,507 million (Airplanes Limited: $4,101 million; Airplanes Trust: $406 million) at September 30, 1996. Airplanes Group had $591 million Class E Notes outstanding at September 30, 1997. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million in Subclass A-4 Notes will have to be refinanced through the sale of further pass-through certificates by March 1998, 1999, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, GPA Financial Services (Ireland) Limited, a subsidiary of GPA Group, as Airplanes Group's administrative agent (the "Administrative Agent") seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 1997, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,730 million. None of the Swaps have maturity dates extending beyond June 2001.
The fair values of the swaps at September 30, 1997 was a negative $1.2 million.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ('Swaptions'). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to September 30, 1997, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $124 million and sold Swaptions with an aggregate notional principal balance of $25 million. The net aggregate notional principal balance of Swaptions at September 30, 1997 therefore amounted to $99 million. The fair values of the Swaptions at September 30, 1997 was $0.6 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, this amount has been included in income for the three and six months ended September 30, 1997.

Through the use of the Swaps, Swaptions and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits.

Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions which have credit ratings or where there are collateralisation arrangements, consistent with maintaining the ratings of the Class A Notes.

Results of Operations - Six Months Ended September 30, 1997 Compared with Six Months Ended September 30, 1996.

Airplanes Group's results of operations for the six months ended September 30, 1997 reflected a continuation of reasonably favorable industry conditions. There was a utilisation of a loss making lease provision of $17 million and the number of Aircraft off-lease at September 30, 1997 was four compared to five at September 30, 1996. Overall, Airplanes Group generated $106 million in cash from operations in the six months to September 30, 1997 compared to $148 million in the same period of the previous year. The decrease in cash generated from operations in the six month period to September 30, 1997 is primarily attributable to an increase in maintenance claims and technical costs for the six months ended September 30, 1997 to $52 million as compared
with $31 million for the six months ended September 30, 1996.   In addition,
the decrease in cash from operations in the six months ended September 30, 1997 reflects the receipt from GPA of $13 million in the period to September 30, 1996 pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries from GPA Group. Finally, maintenance receipts received previously in cash from one lessee which amounted to $4 million in the six months ending September 31, 1996, were replaced by letters of credit in the three months to December 31, 1996

Overall, there was a net loss after taxation for the six months to September 30, 1997 of $65 million (Airplanes Limited: $60 million; Airplanes Trust: $5 million) compared to a net loss after taxation for the six months to September 30, 1996 of $63 million (Airplanes Limited: $57 million; Airplanes Trust: $6 million)

Revenues

Revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the six months ended September 30, 1997 remained relatively unchanged at $306 million (Airplanes Limited: $269 million; Airplanes Trust: $37 million) compared with $309 million (Airplanes
Limited: $271 million; Airplanes Trust: $38 million) for the six months ended September 30, 1996. The marginal decrease in 1997 was primarily attributable to the reduced rental rates for three MD11 Aircraft on lease to Varig (one of which only delivered to Varig on September 29, 1997) which are approximately one-third lower than the contracted rentals received under such Aircraft's previous lease agreements which were in effect during the period to September 30, 1996. These factors were partially offset by a marginally higher interest rate environment (which impacts the pricing of certain lease rentals). In addition, there was a decrease in maintenance revenues as a result of one lessee replacing cash maintenance payments with letters of credit in the three months to December 31, 1996.

At September 30, 1997 and September 30, 1996 Airplanes Group had 224 Aircraft on lease (Airplanes Limited: 200 Aircraft; Airplanes Trust: 24 Aircraft). However, during October 1997, a DC-9 Aircraft on lease to a Mexican lessee suffered a constructive total loss, which will result in a reduction in the number of Aircraft on lease in the six months to March 31, 1998. A further Aircraft was sold on November 10, 1997. In addition, revenues for the six months to March 31, 1998 will be reduced by $2 million compared with revenues received for the six months to March 31, 1997 as a result of the lease restructuring with a Brazilian lessee of six Fokker 100 Aircraft. See also "Notes to the Unaudited Condensed Financial Statements - Post Balance Sheet Events."

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 1997 amounted to $98 million (Airplanes Limited: $87 million; Airplanes
Trust: $11 million) compared with $104 million (Airplanes Limited: $92 million; Airplanes Trust: $12 million) for the comparative period in 1996.
The decrease arose as a result of the depreciation charge being calculated on the revised aircraft book values net of all valuation provisions required.
This has been partially offset by an increase in the charge required, in accordance with SFAS 121 "Accounting for the Impairment of Long Lived Assets
To Be Disposed Of", in respect of Airplanes Group's three A300-B4-100 Aircraft.

Net Interest Expense

Net interest expense amounted to $203 million (Airplanes Limited: $182 million; Airplanes Trust: $21 million) in the six month period ended September 30, 1997 compared to $186 million (Airplanes Limited: $169 million; Airplanes Trust : $17 million) in the six month period ended September 30, 1996. The increase in net interest expense was primarily due to additional interest being charged on accrued but unpaid Class E Note interest of $18 million. In addition, a marginally higher interest rate environment prevailed during the six months to September 30, 1997. This has been partially offset by lower average debt in the six months to September 30, 1997 including in particular, a reduction in the principal amount of the class A-5 Notes.

The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1997 was 6.80% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,751 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1996 was 6.60% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,995 million.

The difference for the six months ended September 30, 1997 in Airplanes Group's net interest expense of $203 million (Airplanes Limited: $182 million; Airplanes Trust: $21 million) and cash paid in respect of interest of $126 million (Airplanes Limited: $115 million; Airplanes Trust: $11 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of
1% actually paid in the period ended September 30, 1997.   Furthermore, as a
result of the greater than expected decrease in appraised values as at February 25, 1997, as compared to the Initial Appraised Values, no interest payments on the Class E Notes were made from February 17, 1997 until July 15,1997.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 1997, Airplanes Group earned interest income (including lessee default interest) of $8 million (Airplanes Limited: $7 million; Airplanes Trust: $1 million) comparable to $8 million in the six months ended September 30, 1996 (Airplanes Limited: $7 million; Airplanes Trust: $1 million).

Bad Debt  and Loss-Making Lease Provisions

See "Results of Operations - Three Months Ended September 30, 1997 Compared with Three Months ended September 30, 1996" for a discussion of Airplanes Group's accounting practices in respect of delinquent receivables and provisions for "loss making" leases. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 1997, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision required of $1 million in respect of bad and doubtful debts (Airplanes Limited: $1 million; Airplanes Trust:
nil) in the six months ended September 30, 1997. However there was an overall net credit of $1 million of provisions previously made in respect of bad and doubtful debts for the six months ended September 30, 1996 (Airplanes Limited: nil; Airplanes Trust: $1 million). The net charge in 1997 was primarily as a result of the requirement for provisions against receivable balances due from one Indonesian lessee, one Turkish lessee, one Peruvian lessee and one North American lessee, which were partially offset by a reduction in the provisions required in respect two Mexican lessees, one Canadian lessee and one Philippine lessee.

There were no significant 'loss making' leases signed in the six months to September 30, 1997. In respect of "loss making" lease provisions, there was an overall net provision utilised of $17 million (Airplanes Limited: $15 million; Airplanes Trust: $2 million) in the six months to September 30, 1997 compared with an overall net utilization of $10 million (Airplanes Limited:
$7 million; Airplanes Trust: $3 million) in the six month period to September 30, 1996. The increase in the provision released in the period to September 30, 1997 is as a result of no material 'loss making' lease provisions required in the period to September 30, 1997 as compared to the $7 million provision required primarily in respect of a 'loss making' lease for one B747 aircraft in the period to September 30, 1996. During the month ended October 31, 1997, the leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee were restructured. The reduced rentals payable under the revised terms of these leases will require an additional 'loss making' lease provision of approximately $13 million in the three months ending December 31, 1997.

Other Lease Costs

Other lease costs in the six months ended September 30, 1997 amounted to $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) compared to other lease costs of $25 million (Airplanes Limited: $19 million; Airplanes
Trust: $6 million) in the six months to September 30, 1996. The reduction in the charge in the six months to September 30, 1997, was primarily due to the fact that in the six months to September 30, 1996, other lease costs included provisions for maintenance and other costs of $15 million in respect of two DC10-30 Aircraft, one of which was sold on April 4, 1997. This was partially offset by an increase in technical costs of $5 million which relate primarily to two B737-200 Aircraft which redelivered in the previous quarter and a provision required of $4 million (including $3 million relating to potential costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 Aircraft which were on lease to a Turkish lessee which has ceased to trade on October 3, 1997. All three MD83 Aircraft have been de-registered, and GECAS, as Servicer, is currently seeking to re-register and
export two of the Aircraft from Turkey.   The third Aircraft has been grounded
in the United Kingdom subject to payment of the amounts owing to Eurocontrol, with whom GECAS is currently in negotiations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period to September 30, 1997 amounted to $20 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the six months to September 30, 1996 of $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $20 million in the six months to September 30, 1997 include $13 million (Airplanes Limited: $12 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to September 30, 1996 of $12 million (Airplanes Limited: $11 million; Airplanes Trust: $1 million). The increase is largely attributable to a cashflow incentive fee.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1997 was $4 million (Airplanes Limited: $4 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA, which is similar to the charge of $5 million for the period to September 30, 1996 (Airplanes Limited: $4 million; Airplanes Trust: $1 million).

Operating Loss

The operating loss for the six months ended September 30, 1997 was $66 million (Airplanes Limited: $61 million; Airplanes Trust: $5 million) compared with an operating loss of $63 million for the six months ended September 30, 1996 (Airplanes Limited: $56 million; Airplanes Trust: $7 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was an overall deferred tax benefit of $1 million in the six months to September 30, 1997, as a result of continuing operating losses (Airplanes
Limited: $1 million; Airplanes Trust: nil), compared with no overall tax benefit in the same period in 1996 (Airplanes Limited: a charge of $1 million; Airplanes Trust: a benefit of $1 million).

Net Loss

The net loss after taxation for the six months ended September 30, 1997 was $65 million (Airplanes Limited: $60 million; Airplanes Trust: $5 million) compared with a net loss after taxation for the six months ended September 30, 1996 of $63 million (Airplanes Limited: $57 million; Airplanes Trust: $6 million).

Financial Resources and Liquidity

The net increase in cash for the six months to September 30, 1997 was $10 million compared to $29 million for the six months to September 30, 1996.
The reduction in the net cash generated is primarily as a result of a decrease in the net cash provided by operating activities being partially offset by the increase in cash provided by investing activities.

Liquidity

The cash balances at September 30, 1997 amounted to $235 million (Airplanes
Limited: $229 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 1996 of $249 million (Airplanes Limited: $243 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 1997 amounted to $106 million (Airplanes Limited: $105 million; Airplanes
Trust: $1 million) compared with $148 million in the six months ended September 30, 1996 (Airplanes Limited: $141 million; Airplanes Trust:
$7million). This includes cash paid in respect of interest of $126 million in the six months to September 30, 1997 (Airplanes Limited: $115 million; Airplanes Trust: $11 million) compared with $131 million in the six months to September 30, 1996 (Airplanes Limited: $120 million; Airplanes Trust: $11
million).   The decrease in cash from operations generated in the six month period to September 30, 1997 is primarily attributable to the increase in both maintenance claims and technical costs for the six months ended September 30,
1997 as compared to the six months ended September 30, 1996.   In addition,
there was a receipt from GPA of $13 million in the period to September 30, 1996 pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of GPA Group and maintenance receipts received previously in cash from one lessee were replaced by letters of credit in the three months to December 31, 1996.

Investing and Financing Activities

Cash flows from investing and financing activities in the six months to September 30, 1997 primarily reflect the repayment of $115 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes
Limited: $105 million; Airplanes Trust: $10 million) compared to $127 million of principal on Subclass A-5 and Class B Notes repaid by Airplanes Group (Airplanes Limited: $120 million; Airplanes Trust: $7 million) in the six months to September 30, 1996. The lower amount of principal repayments in the six months ended September 30, 1997 is due to a lower amount of cash provided by operating activities as discussed above, being partially offset by cash flows from investing activities of $9 million from the sale of a DC10 Aircraft on April 4, 1997.

Part II. Other Information

Item 1. Legal Proceedings

VASP

On November 5, 1992, GPA obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with GPA. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting GPA repossession and export of the Repossessed Assets. GPA was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between GPA and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against GPA in lieu of the return of the Repossessed Assets. GPA has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and the Federal Supreme Court. In addition, GPA has filed a writ of mandamus to the High Court seeking to overturn the decision of the High Court and has sought a stay on the High Court's decisions pending its appeals.

Seven of the thirteen aircraft which were repossessed by GPA from VASP following the 1992 injunction and the 1993 decision are now owned by Airplanes Group although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings.

VASP sought to serve GPA with the notice requiring return of the Repossessed Assets within thirty days of the notice. However, the High Court has referred all matters concerning the notice to a lower court. Should VASP commence any action before the lower court in respect of the notice, GPA will challenge a number of matters relating to the notice including its validity. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgment having sought repossession rather than damages.

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

Other Matters

AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have in the past filed and will continue to file United States federal consolidated tax returns and certain state and local tax returns with GPA, Inc., and its subsidiaries. GPA, Inc. is a Delaware corporation and a wholly-owned subsidiary of GPA Group. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by GPA. Inc. and its subsidiaries. GPA believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or financial condition of AeroUSA, Inc or AeroUSA3, Inc..

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27.1 Financial Data Schedule of Airplanes Limited

                   27.2 Financial Data Schedule of Airplanes U.S. Trust


               (b) Reports on Form 8-K: Filed for event dates August 15, 1997;
                   September 15, 1997 and October 15, 1997 (relating to the monthly report to holders of the Certificates).


                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1997                        1997 AIRPLANES LIMITED


                                               By: /s/ WILLIAM M. MCCANN
                                                  ----------------------------
                                                  William M. McCann
                                                  Director and Principal
                                                  Accounting Officer



Date: November 13, 1997                        AIRPLANES U.S. TRUST


                                               By: /s/ WILLIAM M. MCCANN
                                                  ----------------------------
                                                  William M. McCann
                                                  Controlling Trustee and
                                                  Principal Accounting Officer



                  AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                               INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1  Financial Data Schedule of Airplanes Limited

27.2  Financial Data Schedule of Airplanes U.S. Trust