Form 10-Q
period 1997-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1998-02-04
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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



                                                              Outstanding at
Issuer                             Class                    December 31, 1997


Airplanes Limited      Common Stock, $1.00 par value                30



                  Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended December 31, 1997

                                     Index

Part I.   Financial Information                                    Page No.

Item 1.   Financial Statements (Unaudited)                            3

o   Unaudited Condensed Balance Sheets - December 31, 1997
    and March 31, 1997
o   Unaudited Condensed Statements of Operations - Three
    Months Ended  December 31, 1997 and December 31, 1996
o   Unaudited Condensed Statements of Operations - Nine Months
    Ended December 31, 1997 and December 31, 1996
o   Unaudited Condensed Statements of Changes in Shareholders
    Deficit / Net Liabilities - Nine Months Ended December
    31, 1997 and December 31, 1996
o Unaudited Condensed Statements of Cash Flows - Nine Months Ended December 31, 1997 and December 31, 1996
o   Notes to the Unaudited Condensed Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10

Part II.  Other Information

Item 1.   Legal Proceedings                                         27

Item 6.   Exhibits and Reports on Form 8 - K                        28

Signatures

Index to Exhibits


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                    AIRPLANES GROUP

                                          UNAUDITED CONDENSED BALANCE SHEETS


                                                   March 31,                                December 31,
                                    -----------------------------------------  ----------------------------------------
                                                     1997                                       1997
                                    -----------------------------------------  ----------------------------------------
                                     Airplanes     Airplanes                    Airplanes     Airplanes
                                      Limited        Trust        Combined       Limited        Trust       Combined
                                    ------------  ------------   ------------  ------------  ------------  ------------
                                                  ($millions)                                ($millions)
ASSETS

Cash                                        219             6            225           324             6           330
Accounts receivable
    Trade receivables                        39             2             41            24             3            27
    Allowance for doubtful debts            (12)           (1)           (13)          (11)           (1)          (12)
Amounts due from Airplanes Trust             56             -             56            28             -            28
Amounts due from GPA                          -             2              2             1             -             1
Net investment in capital and sales
     type leases                             94             -             94            58                          58
Aircraft, net                             3,242           395          3,637         3,073           350         3,423
Other assets                                  5             1              6             5             -             5
                                    ============  ============   ============  ============  ============  ============
Total assets                              3,643           405          4,048         3,502           358         3,860
                                    ============  ============   ============  ============  ============  ============


LIABILITIES

Accrued expenses and other liabilities      295            24            319           416            33           449
Amounts due to Airplanes Limited              -            56             56             -            28            28
Amounts due to GPA                            4             -              4             -             -             -
Indebtedness                              4,005           392          4,397         3,848           376         4,224
Provision for maintenance                   287            26            313           291            23           314
Deferred income taxes                        57            48            105            55            48           103
                                    ------------  ------------   ------------  ------------  ------------  ------------
Total liabilities                         4,648           546          5,194         4,610           508         5,118
                                    ------------  ------------   ------------  ------------  ------------  ------------
Net liabilities                          (1,005)         (141)        (1,146)       (1,108)         (150)       (1,258)
                                    ------------  ------------   ------------  ------------  ------------  ------------
                                          3,643           405          4,048         3,502           358         3,860
                                    ============  ============   ============  ============  ============  ============


                 The accompanying notes are an integral part of the unaudited condensed financial statements

                                                AIRPLANES GROUP

                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              Three Months Ended December 31,
                                     ----------------------------------------------------------------------------------
                                                      1996                                      1997
                                     ----------------------------------------------------------------------------------
                                      Airplanes     Airplanes                   Airplanes     Airplanes
                                       Limited        Trust       Combined       Limited        Trust       Combined
                                     ------------  ------------  ------------  ------------  ------------  ------------
                                                   ($millions)                               ($millions)

Revenues
Aircraft leasing                             134            16           150           126            19           145
Aircraft Sales                                 -             -             -            36            48            84
Expenses
Cost of Aircraft Sold                          -             -             -           (31)          (49)          (80)
Depreciation and amortisation                (44)           (7)          (51)          (42)           (6)          (48)
Net interest expense                         (91)           (9)         (100)          (96)           (9)         (105)
Provision for maintenance                    (19)           (3)          (22)          (16)           (6)          (22)
Bad and doubtful debts                         -            (1)           (1)            1             -             1
Provision for loss making leases, net          2             2             4           (10)            -           (10)
Other lease costs                             (4)           (1)           (5)           (4)            -            (4)
Selling, general and administrative
     expenses                                 (8)           (1)           (9)           (8)           (1)           (9)
                                     ------------  ------------  ------------  ------------  ------------  ------------
Operating (loss) before
provision for income taxes                   (30)           (4)          (34)          (44)           (4)          (48)
Income tax benefit/(charge)                    -             -             -             1             -             1
                                     ------------  ------------  ------------  ------------  ------------  ------------
Net (loss)                                   (30)           (4)          (34)          (43)           (4)          (47)
                                     ============  ============  ============  ============  ============  ============


                The accompanying notes are an integral part of the unaudited condensed financial statements

                                                 AIRPLANES GROUP

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              Nine Months Ended December 31,
                                     ----------------------------------------------------------------------------------
                                                      1996                                      1997
                                     ----------------------------------------  ----------------------------------------
                                      Airplanes     Airplanes                   Airplanes     Airplanes
                                       Limited        Trust       Combined       Limited        Trust       Combined
                                     ------------  ------------  ------------  ------------  ------------  ------------
                                                   ($millions)                               ($millions)


Revenues
Aircraft leasing                             405            54           459           394            56           450
Aircraft Sales                                 -             -             -            46            48            94
Expenses
Cost of Aircraft Sold                          -             -             -           (41)          (49)          (90)
Depreciation and amortisation               (136)          (19)         (155)         (129)          (17)         (146)
Net interest expense                        (260)          (26)         (286)         (278)          (30)         (308)
Provision for maintenance                    (57)          (15)          (72)          (54)          (16)          (70)
Bad and doubtful debts                         -             -             -             -             -             -
Provision for loss making leases, net          9             5            14             5             2             7
Other lease costs                            (23)           (7)          (30)          (21)           (1)          (22)
Selling, general and administrative
     expenses                                (24)           (3)          (27)          (27)           (2)          (29)
                                     ------------  ------------  ------------  ------------  ------------  ------------
Operating (loss) before
provision for  income taxes                  (86)          (11)          (97)         (105)           (9)         (114)
Income tax benefit/(charge)                   (1)            1             -             2                           2
                                     ------------  ------------  ------------  ------------  ------------  ------------
Net (loss)                                   (87)          (10)          (97)         (103)           (9)         (112)
                                     ============  ============  ============  ============  ============  ============


             The accompanying notes are an integral part of the unaudited condensed financial statements

                                        AIRPLANES GROUP

              UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES


                                            Nine Months Ended December 31, 1996 and December 31, 1997

                                                  Airplanes Limited            Airplanes Trust     Combined
                                     ----------------------------------------  -----------------  -----------
                                       Share         Net       Shareholders'         Net          Shareholders
                                      Capital     Liabilities     Deficit        Liabilities      Deficit/ Net
                                                                                                  Liabilities
                                     ----------------------------------------  -----------------  -----------
                                     ($millions)  ($millions)   ($millions)      ($millions)      ($millions)


Balance at March 31 1996                      0          893             893                123        1,016

Net loss for the period                                   87              87                 10           97

                                     -----------  -----------  --------------  -----------------  -----------
Balance at December 31, 1996                  0          980             980                133        1,113
                                     ===========  ===========  ==============  =================  ===========


Balance at March 31 1997                      0        1,005           1,005                141        1,146

Net loss for the period                                  103             103                  9          112

                                     -----------  -----------  --------------  -----------------  -----------
Balance at December 31, 1997                  0        1,108           1,108                150        1,258
                                     ===========  ===========  ==============  =================  ===========


           The accompanying notes are an integral part of the unaudited condensed financial statements

                                                AIRPLANES GROUP

                                   UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS



                                                                    Nine Months Ended December 31,
                                                -----------------------------------------------------------------------
                                                              1996                                 1997
                                                ----------------------------------  -----------------------------------
                                                Airplanes   Airplanes               Airplanes    Airplanes
                                                 Limited      Trust     Combined     Limited       Trust     Combined
                                                ----------  ----------  ----------  -----------  ----------  ----------
                                                            ($millions)                          ($millions)
Cash flows from operating activities
Net loss                                              (87)        (10)        (97)        (103)         (9)       (112)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                         136          19         155          129          17         146
Aircraft maintenance, net                              14           7          21            7           1           8
Profit on disposal of aircraft                          -           -           -           (5)          1          (4)
Deferred income taxes                                   1          (1)          -           (2)          -          (2)
Provision for loss making leases                       (9)         (5)        (14)          (5)         (2)         (7)
Accrued and deferred interest expense                  90           9          99          102          19         121

Changes in operating assets & liabilities:
Accounts receivable, net                               (9)         (6)        (15)          14          (1)         13
Intercompany account movements                          9          (7)          2           28         (28)          -
Amounts due to GPA                                      -           -           -           (5)          2          (3)
Other accruals and liabilities                         25           7          32           27          (9)         18
Other assets                                           (1)          -          (1)          (1)          -          (1)

                                                ----------  ----------  ----------  -----------  ----------  ----------
Net cash provided by operating activities             169          13         182          186          (9)        177
                                                ==========  ==========  ==========  ===========  ==========  ==========


Cash flows from investing activities
Purchase/Sale of aircraft                              44         (45)         (1)          64          25          89
Intercompany movements - Airplanes Group              (44)         44           -                                    -
Capital and sales type leases                          14           -          14           14                      14
Net cash provided by
                                                ----------  ----------  ----------  -----------  ----------  ----------
investing activities                                   14          (1)         13           78          25         103
                                                ==========  ==========  ==========  ===========  ==========  ==========

Cash flows from financing activities
Decrease in indebtedness                             (163)        (12)       (175)        (159)        (16)       (175)
Net cash used in
                                                ----------  ----------  ----------  -----------  ----------  ----------
    financing activites                              (163)        (12)       (175)        (159)        (16)       (175)
                                                ==========  ==========  ==========  ===========  ==========  ==========

Net increase in cash                                   20           -          20          105           -         105

Cash at beginning of period                           214           6         220          219           6         225
                                                ----------  ----------  ----------  -----------  ----------  ----------

Cash at end of period                                 234           6         240          324           6         330
                                                ==========  ==========  ==========  ===========  ==========  ==========

Cash paid in respect of:
Interest                                              182          18         200          173          17         190
                                                ==========  ==========  ==========  ===========  ==========  ==========


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

Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. Indebtedness at December 31, 1997 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $2 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

The accompanying financial statements for Airplanes Limited and Airplanes
Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 1997 and for the three and nine month periods ended December 31, 1997 and December 31, 1996. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the 'Trust') issued $4,048 million of Pass Through Certificates (the 'Certificates') in four classes - Class A, Class B, Class C and Class D. The Class A Certificates were further subdivided into five separate sub classes. Each class and subclass of the Certificates represents fractional undivided beneficial interests in two corresponding classes or subclasses of notes (collectively, the 'Notes') issued by Airplanes Limited ('Airplanes Limited') and Airplanes U.S. Trust ('Airplanes Trust'). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ('Airplanes Group'). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the 'Guarantees') the other's obligations under each class or subclass of Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the Certificates (the 'Underwritten Offering') in exchange for the Notes and used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the 'Class E Notes') to acquire certain subsidiaries of GPA Group plc ('GPA Group' and, together with its subsidiaries and affiliates, 'GPA'). Of the $604 million of Class E Notes issued, approximately $13 million were subsequently canceled pursuant to the purchase price adjustment provisions of the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the 'Aircraft') and related leases to approximately 82 aircraft operators in approximately 40 different countries as at March 31, 1996. Since then seven Aircraft have been sold and one Aircraft suffered a constructive total loss. At December 31, 1997, 215 of the remaining 221 owned Aircraft were on lease to 75 operators in 38 countries.

On December 30, 1997, Airplanes Group filed a registration statement with the U.S. Securities and Exchange Commission for the issue of $850 million in new debt securities. The new securities will be issued to refinance Airplanes Group's outstanding $850 million of Subclass A-1 Certificates. The refinancing is expected to occur on March 16, 1998, which is the expected final payment date for the Subclass A-1 Certificates.

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

1998 Aircraft Value Appraisals

Under the terms of the Notes, Airplanes Group is obliged to obtain annual appraisals of the base value of each of the Aircraft from at least three independent appraisers no earlier than 90 days and not later than 30 days prior to March 31 of each year. When these appraisals indicate a base value decline greater than the depreciation assumed under the terms of the Notes, excess cashflow is redirected, to the extent required, to the Class A Notes via the Class A Principal Adjustment Amount.

Airplanes Group has recently obtained appraisals of the Aircraft as of January 23, 1998. On the basis of these appraisals, the average appraised base value of the Aircraft was approximately $4,084 million compared with $3,859 million at February 25, 1997, the date of the previous base value appraisals. The decrease in the period since February 25, 1997 was approximately $84 million more than the expected decrease assumed by the Aircraft depreciation schedules that form part of the terms of the Notes. Greater than assumed decreases in value occurred across the portfolio, with significant impacts resulting from decreases in the values of Fokker 100s, and to a lesser extent, MD11s and MD83s. These greater than assumed decreases are due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, and in the case of MD11s and MD83s, to the Boeing/McDonnell Douglas merger. Airplanes Group's four B767-300ER Aircraft suffered greater than assumed decreases in value due in part to the competition this Aircraft type now faces from the relatively new A330-200 aircraft. Finally, greater than assumed decreases were also experienced with respect to the values of A320-200s and B737-300/400/500s due primarily to continued price discounting by Boeing and Airbus. Although the decrease in appraised base values was approximately $84 million greater than the depreciation assumed under the terms of the Notes, Airplanes Group's cashflow generation since March 28, 1996 (the date of issue of the Notes) has also exceeded original assumptions and a Class A Principal Adjustment Amount of only $7 million is expected to be required to be made on the February 17, 1998 Payment Date. See "Cashflow Performance Relative to March 1996 Assumptions" below. Accordingly, there will be no suspension of payments ranking more junior to the Class A Principal Adjustment Amount, such as Class C Scheduled Principal and Class E Minimum Interest, as a result of the 1998 Aircraft appraisals.

Cashflow Performance Relative to March 1996 Assumptions

The March 28, 1996 prospectus relating to the Certificates and underlying Notes contained various assumptions (the "Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from March 28, 1996 to the January 9, 1998 Calculation Date, Airplanes Group generated cashflows of $172 million in excess of the Assumptions.

Lease revenues have exceeded the Assumptions by $36 million primarily as the downtime and default experience of Airplanes Group has been better than assumed in March 1996 and also because of the prepayment in December 1997 by one South American lessee of one year's rental in the amount of $15 million. Lease revenues have been greater than assumed in March 1996 partially as a result of a higher interest rate environment than was reflected in the Assumptions. Net maintenance reserve cashflows have exceeded the Assumptions by approximately $28 million (the Assumptions assumed that net maintenance cashflows would be zero). The most significant factor contributing to the greater cashflow generation relative to the Assumptions, however, was sales proceeds of $94 million from the sale of seven Aircraft (three DC8-71Fs, two DC10-30Fs and two DC10-30s). The Assumptions reflected no sales of Aircraft. Airplanes Group's cashflows in the period have been positively affected by the receipt of cash from other sources which the Assumptions had assumed would be cash neutral such as purchase price adjustment payments from GPA ($13 million), default interest paid by lessees ($5 million), net lessee security deposits retained ($4 million) and Aircraft insurance proceeds from insurers ($3 million). A number of other items, including interest earnings on cash balances, resulted in gross revenues exceeding the Assumptions for the period to January 9, 1998 by approximately $9 million.

The positive contributions to Airplanes Group's cashflows relative to the Assumptions were partially offset by other leasing costs being approximately $10 million greater than assumed in March 1996 primarily as a result of technical costs arising on conversion of one B747 Aircraft. In addition, as a result of considerable costs incurred in the repossession of Aircraft from a number of lessees, repossession costs were $3 million greater than those contained in the Assumptions. Finally, the Assumptions reflected a receipt of $4 million in respect of a finance lease but this cash was not received due to the restructuring of the lease.

In the period to January 9, 1998, Airplanes Group's actual selling, general and administrative expenses and net interest rate swap payments were approximately the same as those reflected in the Assumptions. With respect to the Notes and Class E Notes, the increase in gross revenues compared with the Assumptions resulted in greater than assumed distributions of principal to the Class A5 Certificate holders ($123 million greater than assumed) and to the Class B Certificate holders ($9 million greater than assumed). There were also higher interest payments to the floating rate note Class A and Class B Certificate holders as a result of the higher interest rate environment that actually prevailed in the period to January 9, 1998 compared with the interest rate levels reflected in the Assumptions. The impact of generally higher than assumed interest rates was partially offset, however, by the lower principal balances outstanding due to the greater than assumed principal amortisation. In addition, payments of $3 million in respect of the minimum and supplemental hedge amounts in the period were not assumed in March 1996.

These factors were partially offset by lower distributions of interest to the Class E Note holders in the amount of $2 million as a result of the cancellation of $13 million of Class E Note Principal due to the purchase price adjustment and the deferral of the Class E Note coupon during the period from February to July 1997 as a result of a fall in the February 25, 1997 Aircraft appraisals.

As at the January 9, 1998 Calculation Date, Airplanes Group retained $23 million in the Collection and Expense Accounts more than anticipated in the prospectus. Included in this $23 million is an accrual in respect of costs (including underwriting fees) expected to be incurred in the refinancing of the Subclass A-1 Certificates which is expected to occur in March 1998.

Recent Developments

Although Airplanes Group has to date generated cashflows in excess of the Assumptions, the recent severe downturn in the economies of Asia and the Far East has undermined business confidence in the region and has had an adverse impact on the results of operations of some of Airplanes Group's lessees in the region which may adversely affect Airplanes Group's future revenues and cashflows. The economies of Indonesia, Thailand, Korea and Malaysia have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate ratings downgrades, and in certain cases, internationally organized financial stability measures. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time will have an adverse impact on global aircraft demand. At January 23, 1998, Airplanes Group leased 20 Aircraft representing approximately 10.44% of its portfolio by appraised value, to operators in Asia and the Far East.

One Indonesian lessee was already experiencing financial difficulties prior to the current regional economic difficulties. This lessee is currently more than $1 million in arrears in its payment obligations which had been restructured as recently as December 1996. This lessee leases four Fokker 100 Aircraft from Airplanes Group, which have recently experienced significant reductions in realizable rental rates with other lessees. See "Results of Operations - Three Months Ended December 31, 1997 Compared with Three Months Ended December 31, 1996 - Revenues" below. To the extent Fokker 100 Aircraft are redelivered from this Indonesian lessee, it may prove difficult to place such aircraft types without a material reduction in rental rates. Also, if the Aircraft were redelivered from this lessee, the technical costs required to ensure the Aircraft are in suitable condition for releasing could be significant. Airplanes Group's other Indonesian lessee has also fallen into arrears with its payment obligations and has requested a partial deferral of its rentals.

Results of Operations - Three Months Ended December 31, 1997 Compared with Three Months Ended December 31, 1996.

Airplanes Group's results of operations for the three months ended December
31, 1997 reflected a continuation of generally favourable industry conditions for the period notwithstanding the fact that certain of its lessees continued to experience difficult trading conditions. Overall there was a net increase in cash of $95 million in the three months to December 31, 1997 compared to a decrease of $9 million in the same period of the previous year. The net increase in cash in the three month period to December 31, 1997 was primarily attributable to the proceeds of $84 million received in respect of the sale of six Aircraft, (three DC8-71Fs, two DC10-30Fs and one DC10-30), the prepayment of one year's rentals in the amount of $15 million by one South American lessee and a reduction in maintenance claims paid for the three months ended December 31, 1997. In addition, in the three months ended December 31, 1996, Airplanes Group refunded $14 million of maintenance receipts to a lessee which were replaced by letters of credit. This increase in cash provided by operating and investing activities in the three months ended December 31, 1997 resulted in higher distributions of principal to Certificateholders. Overall, there was an increase in the net loss to $48 million for the three months to December 31, 1997 compared to $34 million for the three months to December 31, 1996 which was primarily attributable to an increase in the provision required for loss making leases as a result of restructuring the leases of six Fokker 100 Aircraft on lease to a Brazilian lessee.

Leasing Revenues

There was a $5 million decrease in leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended December 31, 1997 to $145 million (Airplanes
Limited: $126 million; Airplanes Trust: $19 million) compared with $150 million (Airplanes Limited: $134 million; Airplanes Trust: $16 million) for the three months ended December 31, 1996. The decrease in 1997 was primarily attributable to the rental rates for three MD11 Aircraft on lease to Varig being approximately one-third lower than the contracted rentals received under such Aircraft's previous lease agreements which were in effect during the period to December 31, 1996. Leasing revenues were also adversely affected by the restructuring of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee with an average remaining lease term of 29 months. In consideration for an extension of the leases for 119 months, the revised terms of the leases included rental rates reduced by approximately 24% and no maintenance reserve payments. Finally, there was a reduction in the number of Aircraft on lease in the period to December 31, 1997 primarily due to Aircraft sales. At December 31, 1997, Airplanes Group had 215 of its 221 owned Aircraft on lease (Airplanes Limited: 192 Aircraft, Airplanes Trust: 23 Aircraft) compared to 223 of its 229 owned Aircraft (Airplanes Limited: 199 Aircraft; Airplanes Trust: 24 Aircraft) at December 31, 1996. These factors were partially offset by a marginally higher interest rate environment (which impacts the pricing of certain lease rentals).

Aircraft Sales

Sales revenues of $84 million (Airplanes Limited: $36 million; Airplanes
Trust: $48 million) in respect of the sale of six Aircraft were received in the three months ended December 31, 1997. No Aircraft were sold in the same period in 1996. The net book value of these Aircraft at the date of sale was $80 million (Airplanes Limited: $31 million; Airplanes Trust: $49 million).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 1997 amounted to $48 million (Airplanes Limited: $42 million; Airplanes Trust: $6 million) compared with $51 million (Airplanes Limited: $44 million; Airplanes Trust: $7 million) for the comparative period in 1996. The decrease arose as a result of the depreciation charge being calculated on the revised aircraft book values net of all valuation provisions required, in addition to the reduction in the number of aircraft owned by Airplanes Group .

Net Interest Expense

Net interest expense amounted to $105 million (Airplanes Limited: $96 million; Airplanes Trust: $9 million) in the three month period ended December 31, 1997 compared to $100 million (Airplanes Limited: $91 million; Airplanes Trust : $9 million) in the three month period ended December 31, 1996. The increase in net interest expense was primarily due to additional interest being charged on accrued but unpaid Class E Note interest of $3 million in addition to a marginally higher interest rate during the three months to December 31, 1997. This has been partially offset by lower average debt in the three months to December 31, 1997 including, in particular, a significant reduction in the Subclass A-5 Notes.

The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1997 was 6.87% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,665 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1996 was 6.58% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,894 million.

The difference between Airplanes Group's $105 million of net interest expense for the three months ended December 31, 1997 (Airplanes Limited: $96 million; Airplanes Trust: $9 million) and Airplanes Group's cash paid in respect of interest of $64 million for the same period (Airplanes Limited: $58 million; Airplanes Trust: $6 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the three months ended December 31, 1997.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 1997, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: nil) compared with $5 million in the three months ended December 31, 1996 (Airplanes Limited: $5 million; Airplanes Trust: nil). The decrease is primarily as a result of lower lessee default interest in the three months to December 31, 1997.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 1997, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $1 million in respect of bad and doubtful debts (Airplanes Limited: $1 million; Airplanes Trust: nil) in the three months ended December 31, 1997 compared with the overall net charge of $1 million for the three months ended December 31, 1996 (Airplanes Limited: nil; Airplanes Trust: $1 million). The overall net credit in 1997 was primarily as a result of the reduction in the provisions required for various lessees including one previous Indonesian lessee and one Mexican lessee which were partially offset by a provision required in respect of one Turkish lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. In the three months to December 31, 1997, there was an overall net provision required in respect of "loss making leases" of $10 million (Airplanes Limited: $10 million; Airplanes Trust: nil) compared with the three month period to December 31, 1996 where there was an overall net utilization of $4 million (Airplanes Limited: $2 million; Airplanes Trust: $2 million). The increase in the provision required is primarily in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee which were restructured in the three months ended December 31, 1997. The reduced rentals payable under the revised terms of these leases required an additional 'loss making' lease provision of approximately $13 million in the three months ending December 31, 1997. In addition, a provision of $4 million was required in respect of one A300 aircraft which was leased to a Turkish lessee during November 1997 for five years.

Other Lease Costs

Other lease costs in the three months ended December 31, 1997 amounted to $4 million (Airplanes Limited: $4 million; Airplanes Trust: nil) compared with other lease costs of $5 million (Airplanes Limited: $4 million; Airplanes
Trust: $1 million) in the three months to December 31, 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to December 31, 1997 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) which is comparable to that incurred in the three months to December 31, 1996 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in the three months to December 31, 1997 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees comparable with the $6 million incurred in the comparative period to December 31, 1996.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1997 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA, similar to the charge of $2 million for the period to December 31, 1996.

Operating Loss

The operating loss for the three months ended December 31, 1997 was $48 million (Airplanes Limited: $44 million; Airplanes Trust: $4 million) compared with an operating loss of $34 million for the three months ended December 31, 1996 (Airplanes Limited: $30 million; Airplanes Trust: $4 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was an overall deferred tax benefit of $1 million in the three months to December 31, 1997 (Airplanes Limited: $1 million; Airplanes Trust: nil), compared with no overall tax charge in the same period in 1996 (Airplanes
Limited: nil; Airplanes Trust: nil).

Net Loss

The net loss after taxation for the three months ended December 31, 1997 was $47 million (Airplanes Limited: $43 million; Airplanes Trust: $4 million) compared with a net loss after taxation for the three months ended December 31, 1996 of $34 million (Airplanes Limited: $30 million; Airplanes Trust: $4 million).

Financial Resources and Liquidity

The was an overall net increase in cash of $95 million for the three months to December 31, 1997 compared with a $9 million decrease for the three months to December 31, 1996. The significant increase in cash is primarily as a result of the six Aircraft sales which occurred in the three months ended December
31, 1997. In addition, one South American lessee prepaid one year's rentals in the amount of $15 million in December 1997.

Liquidity

The cash balances at December 31, 1997 amounted to $330 million (Airplanes
Limited: $324 million ; Airplanes Trust: $6 million) compared to cash balances at December 31, 1996 of $240 million (Airplanes Limited: $234 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 1997 amounted to $71 million (Airplanes Limited: $81 million; Airplanes
Trust: $(10) million) compared with $34 million in the three months ended December 31, 1996 (Airplanes Limited: $28 million; Airplanes Trust: $6 million). This reflects cash paid in respect of interest of $64 million in the three months to December 31, 1997 (Airplanes Limited: $58 million; Airplanes Trust: $6 million) compared with $69 million in the three months to December 31, 1996 (Airplanes Limited: $62 million; Airplanes Trust: $7 million). The increase in cash from operations generated in the three month period to December 31, 1997 is primarily attributable to the prepayment of one year's rentals in the amount of $15 million by one South American lessee. In addition, there was a reduction in maintenance claims paid for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

Investing and Financing Activities

Cash flows from investing activities in the three months to December 31, 1997 primarily reflects the proceeds from the sale of six Aircraft. These Aircraft consist of three DC8-71F Aircraft sold to Emery as part of an agreement to sell to Emery six DC8-71F Aircraft currently on lease to that airline. The three additional DC8 aircraft are due to deliver by March 15, 1998. Two DC10-30F Aircraft were also sold to Varig under an early exercise of its purchase options with respect to those Aircraft and one DC-10 Aircraft was sold to Gemini Air Cargo. In addition, the insurance proceeds in respect of one DC-9 Aircraft formerly on lease to a Mexican lessee which suffered a constructive total loss during October 1997 were received in December 1997. The cash provided by capital and sale type leases was $4 million (Airplanes
Limited: $4 million; Airplanes Trust: nil) as compared with $5 million in the comparative period to December 31, 1996 (Airplanes Limited: $5 million; Airplanes Trust: nil).

Cash flows from financing activities in the three months to December 31, 1997 reflect the repayment of $60 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $54 million; Airplanes Trust: $6 million) compared with $48 million of principal repaid on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $43 million; Airplanes
Trust: $5 million) in the three months to December 31, 1996. The higher amount of principal repayments in the three months ended December 31, 1997 is due to a higher amount of cash provided by operating and investing activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $4,224 million (Airplanes Limited: $3,848 million; Airplanes Trust: $376 million) at December 31, 1997 and $4,459 million (Airplanes Limited: $4,058 million; Airplanes Trust: $401 million) at December 31, 1996. Airplanes Group had $591 million of Class E Notes outstanding at December 31, 1997. In order to repay principal on the Subclass A-1, A-2, A-3 and A-4 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $850 million of Subclass A-1 Notes, $750 million of Subclass A-2 Notes, $500 million of Subclass A-3 Notes and $200 million in Subclass A-4 Notes will have to be refinanced through the sale of further pass-through certificates by March 1998, 1999, 2001 and 2003, respectively. On December 30, 1997 Airplanes Group filed a registration statement with the U.S. Securities and Exchange Commission for the issue of $850 million in new debt securities. The new securities will be issued to refinance the Company's outstanding $850 million of Subclass A-1 Certificates. The refinancing is expected to occur on March 16, 1998, which is the expected final payment date for the Subclass A-1 Certificates. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, GPA Financial Services (Ireland) Limited, a subsidiary of GPA Group, as Airplanes Group's administrative agent (the "Administrative Agent") seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 1997, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,680 million. None of the Swaps have maturity dates extending beyond August 2001. The fair values of the Swaps at December 31, 1997 was a negative $2.8 million.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ('Swaptions'). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases and prevailing interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to December 31, 1997, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $177 million and sold Swaptions with an aggregate notional principal balance of $25 million. The net aggregate notional principal balance of Swaptions at December 31, 1997 therefore amounted to $152 million. The fair value of the Swaptions at December 31, 1997 was $1.5 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, this amount has been included in income for the three and nine months ended December 31, 1997.

Through the use of Swaps, Swaptions and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits.

Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions which have credit ratings or which provide collateralisation arrangements, consistent with maintaining the ratings of the Class A Notes.

Results of Operations - Nine Months Ended December 31, 1997 Compared with Nine Months Ended December 31, 1996.

Airplanes Group results of operations for the nine months ended December 31, 1997 reflected a continuation of reasonably favourable industry conditions for the period notwithstanding the fact that certain of its lessees continued to experience difficult trading conditions. Overall there was a net increase in cash of $105 million in the nine months to December 31, 1997 compared to a net increase of $20 million in the same period of the previous year. The net increase in cash in the nine month period to December 31, 1997 was primarily attributable to the proceeds received of $94 million in respect of the sale of seven Aircraft, (three DC8-71Fs, two DC10-30Fs and two DC10-
30s) the prepayment of one year's rentals in the amount of $15 million by one South American lessee and a reduction in maintenance claims paid for the nine months ended December 31, 1997.

Overall, there was an increase in the net loss to $112 million for the nine months to December 31, 1997 compared to $97 million for the nine months to December 31, 1996 primarily attributable to an increase in net interest expense due to additional interest of $24 million being charged on accrued but unpaid Class E Note interest.

Leasing Revenues

There was a $9 million decrease in leasing revenues for the nine months ended December 31, 1997 to $450 million (Airplanes Limited: $394 million; Airplanes
Trust: $56 million) compared with $459 million (Airplanes Limited: $405 million; Airplanes Trust: $54 million) for the nine months ended December 31, 1996. The decrease in 1997 was primarily attributable to the reduced rental rates for three MD11 Aircraft on lease to Varig which are approximately one-third lower than the contracted rentals received under such Aircraft's previous lease agreements which were in effect during the period to December 31, 1996. Leasing revenues were also adversely affected by the restructuring of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee with an average remaining lease term of 29 months. In consideration for an extension of the leases for 119 months the revised terms of the leases included rental rates reduced by approximately 24% and no maintenance reserve payments. Finally, there was a reduction in the number of Aircraft on lease primarily due to the Aircraft sold in the period ended December 31, 1997. At December 31, 1997 Airplanes Group had 215 of its 221 owned Aircraft on lease (Airplanes Limited: 192 Aircraft; Airplanes Trust: 23 Aircraft) compared to 223 of its 229 owned Aircraft (Airplanes Limited: 199 Aircraft; Airplanes
Trust: 24 Aircraft) at December 31, 1996. These factors were partially offset by a marginally higher interest rate environment (which impacts the pricing of certain lease rentals).

Aircraft Sales

Sales revenues of $94 million (Airplanes Limited: $46 million; Airplanes
Trust: $48 million) in respect of the sale of seven Aircraft were received in the nine months ended December 31, 1997. No Aircraft were sold in the same period of the previous year. The net book value of these Aircraft at the date of sale was $90 million (Airplanes Limited: $41 million; Airplanes Trust: $49 million).

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 1997 amounted to $146 million (Airplanes Limited: $129 million; Airplanes
Trust: $17 million) compared with $155 million (Airplanes Limited: $136 million; Airplanes Trust: $19 million) for the comparative period in 1996.
The decrease arose as a result of the depreciation charge being calculated on the revised aircraft book values net of all valuation provisions required, in addition to a reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense amounted to $308 million (Airplanes Limited: $278 million; Airplanes Trust: $30 million) in the nine month period ended December 31, 1997 compared to $286 million (Airplanes Limited: $260 million; Airplanes Trust : $26 million) in the nine month period ended December 31, 1996. The increase in net interest expense was primarily due to additional interest being charged on accrued but unpaid Class E Note interest of $24 million, in addition to a marginally higher interest rate environment during the nine months to December 31, 1997. This was partially offset by lower average debt in the nine months to December 31, 1997 including in particular, a reduction in the principal amount of the Subclass A-5 Notes.

The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1997 was 6.83% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,723 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1996 was 6.60% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,963 million.

The difference between Airplanes Group's $308 million of net interest expense for the nine months ended December 31, 1997 (Airplanes Limited: $278 million; Airplanes Trust: $30 million) and Airplanes Group's cash paid in respect of interest of $190 million (Airplanes Limited: $173 million; Airplanes Trust:
$17 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in the period ended December 31, 1997. Furthermore, as a result of the greater than expected decrease in Aircraft appraised values as at February 25, 1997 as compared to the Initial Appraised Values, no interest payments on the Class E Notes were made from February 17, 1997 until July 15,1997.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 1997, Airplanes Group earned interest income (including lessee default interest) of $12 million (Airplanes Limited: $11 million; Airplanes Trust: $1 million) comparable to $12 million in the nine months ended December 31, 1996 (Airplanes Limited: $12 million; Airplanes Trust: nil).

Bad Debt and Loss-Making Lease Provisions

See "Results of Operations - Three Months Ended December 31, 1997 Compared with Three Months ended December 31, 1996" for a discussion of Airplanes Group's accounting practices in respect of delinquent receivables and provisions for "loss making" leases. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 1997, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was no net provision required in respect of bad and doubtful debts in the nine months ended December 31, 1997 comparable with no net charge required for the nine months ended December 31, 1996. While there was no overall net charge required in the nine months ended December 31, 1997 there was a requirement for provisions against receivable balances due from two Turkish lessees and one Peruvian lessee. These, however, were offset by a reduction in the provisions required in respect two Mexican lessees.

In the nine months to December 31, 1997 there was an overall net 'loss making leases' provision utilised of $7 million (Airplanes Limited: $5 million; Airplanes Trust: $2 million) compared with a net 'loss making leases' provision utilised of $14 million (Airplanes Limited: $9 million; Airplanes
Trust: $5 million) in the nine month period to December 31, 1996. The net provision utilised of $7 million in the nine months ended December 31, 1997 is due to the fact that the only significant provisions required were in respect of leases signed in the three months ended December 31, 1997. See "Results of Operations - Three Months Ended December 31, 1997 compared with Three Months Ended December 31, 1996 - Bad Debt and Loss Making Lease Provisions.

Other Lease Costs

Other lease costs in the nine months ended December 31, 1997 amounted to $22 million (Airplanes Limited: $21 million; Airplanes Trust: $1 million) compared to other lease costs of $30 million (Airplanes Limited: $23 million; Airplanes
Trust: $7 million) in the nine months to December 31, 1996. The reduction in the charge in the nine months to December 31, 1997, was primarily due to the fact that in the nine months to December 31, 1996, other lease costs included provisions for maintenance and other costs of $15 million in respect of two DC10-30 Aircraft, which were sold on April 4, 1997 and November 10, 1997, respectively. This was partially offset by an increase in technical costs of $5 million which relate primarily to two B737-200 Aircraft which were redelivered to Airplanes Group in the three months ended June 30, 1997 and a provision required of $4 million (including $3 million relating to potential costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 Aircraft which were on lease to a Turkish lessee which ceased to trade on October 3, 1997. All three MD83 Aircraft have since been de-registered and are subject to non-binding letters of intent for lease by new operators with delivery dates during March and April 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period to December 31, 1997 amounted to $29 million (Airplanes Limited: $27 million; Airplanes Trust: $2 million). This is a comparable expense to that incurred in the nine months to December 31, 1996 of $27 million (Airplanes Limited: $24 million; Airplanes Trust: $3 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $29 million in the nine months to December 31, 1997 include $20 million (Airplanes Limited: $19 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to December 31, 1996 of $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million). The increase is largely attributable to a cashflow incentive fee.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1997 was $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to GPA, which is similar to the charge of $7 million for the period to December 31, 1996 (Airplanes Limited: $6 million; Airplanes Trust: $1 million).

Operating Loss

The operating loss for the nine months ended December 31, 1997 was $114 million (Airplanes Limited: $105 million; Airplanes Trust: $9 million) compared with an operating loss of $97 million for the nine months ended December 31, 1996 (Airplanes Limited: $86 million; Airplanes Trust: $11 million).

Taxes

There was an overall deferred tax benefit of $2 million in the nine months to December 31, 1997 (Airplanes Limited: $2 million; Airplanes Trust: nil), compared with no overall tax charge in the same period in 1996 (Airplanes
Limited: a charge of $1 million; Airplanes Trust: a benefit of $1 million).

Net Loss

The net loss after taxation for the nine months ended December 31, 1997 was $112 million (Airplanes Limited: $103 million; Airplanes Trust: $9 million) compared with a net loss after taxation for the nine months ended December 31, 1996 of $97 million (Airplanes Limited: $87 million; Airplanes Trust: $10 million).

Financial Resources and Liquidity

The net increase in cash for the nine months to December 31, 1997 was $105 million compared to $20 million for the nine months to December 31, 1996.
The increase in the net cash generated is primarily as a result of the seven Aircraft sales and the related increase in the net cash provided by investing activities.

Liquidity

The cash balances at December 31, 1997 amounted to $330 million (Airplanes
Limited: $324 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 1996 of $240 million (Airplanes Limited: $234 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 1997 amounted to $177 million (Airplanes Limited: $186 million; Airplanes
Trust: $(9) million) compared with $182 million in the nine months ended December 31, 1996 (Airplanes Limited: $169 million; Airplanes Trust: $13 million). This reflects cash paid in respect of interest of $190 million in the nine months to December 31, 1997 (Airplanes Limited: $173 million; Airplanes Trust: $17 million) compared with $200 million in the nine months to December 31, 1996 (Airplanes Limited: $182 million; Airplanes Trust: $18
million).   The decrease in cash from operations generated in the nine month period to December 31, 1997 is primarily attributable to the increase in both maintenance claims and technical costs for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996. In addition in the period to December 31, 1996, there was a receipt from GPA of $13 million pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of GPA Group resulting in an increase in the cash provided by operating activities during 1996. These factors were partially offset by the prepayment during December 1997 of one year's rentals in the amount of $15 million by one South American lessee.

Investing and Financing Activities

Cash flows from investing activities in the nine months to December 31, 1997 primarily reflect the proceeds from the sale of seven Aircraft. These aircraft consist of three DC8-71F Aircraft sold to Emery, two DC10-30F Aircraft sold to Varig under the early exercise of purchase options and two DC-10 Aircraft, one of which was sold to DAS Air Cargo and the other to Gemini Air Cargo. In addition the insurance proceeds in respect of one DC-9 Aircraft, formerly on lease to a Mexican Lessee, which suffered a constructive total loss during October 1997, were received in December 1997. Cash flows from financing activities in the nine months to December 31, 1997 primarily reflect the repayment of $175 million of principal on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $159 million; Airplanes Trust:
$16 million) compared to $175 million of principal on Subclass A-5 and Class B Notes repaid by Airplanes Group (Airplanes Limited: $163 million; Airplanes
Trust: $12 million) in the nine months to December 31, 1996.


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

VASP sought to serve GPA with the notice requiring return of the Repossessed Assets within thirty days of the notice. However, the High Court has referred all matters concerning the notice to a lower court. Should VASP commence any action before the lower court in respect of the notice, GPA will challenge a number of matters relating to the notice including its validity. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and if VASP was successful in enforcing its judgment having sought repossession rather than damages.

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

Other Matters

AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have in the past filed and will continue to file United States federal consolidated tax returns and certain state and local tax returns with GPA, Inc., and its subsidiaries. GPA, Inc. is a Delaware corporation and a wholly-owned subsidiary of GPA Group. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by GPA. Inc. and its subsidiaries. GPA believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA, Inc or AeroUSA 3, Inc..


Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27.1 Financial Data Schedule of Airplanes Limited

                   27.2 Financial Data Schedule of Airplanes U.S. Trust


               (b) Reports on Form 8-K: Filed for event dates November 14,
                   1997; December 15, 1997 and January 15, 1998 (relating to the monthly report to holders of the Certificates) and December 30, 1997 (relating to a press release).


                                  SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 4, 1998                   AIRPLANES LIMITED


                                         By: /s/ WILLIAM M. MCCANN
                                             ----------------------------
                                             William M. McCann
                                             Director and Principal
                                             Accounting Officer



Date: February 4, 1998                   AIRPLANES U.S. TRUST


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