Form 10-Q/A
period 1997-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1998-02-05
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              --------------

                                FORM 10-Q/A

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

Airplanes Group has recently obtained appraisals of the Aircraft as of January 23, 1998. On the basis of these appraisals, the average appraised base value of the Aircraft was approximately $3,859 million compared with $4,084 million at February 25, 1997, the date of the previous base value appraisals. The decrease in the period since February 25, 1997 was approximately $84 million more than the expected decrease assumed by the Aircraft depreciation schedules that form part of the terms of the Notes. Greater than assumed decreases in value occurred across the portfolio, with significant impacts resulting from decreases in the values of Fokker 100s, and to a lesser extent, MD11s and MD83s. These greater than assumed decreases are due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, and in the case of MD11s and MD83s, to the Boeing/McDonnell Douglas merger. Airplanes Group's four B767-300ER Aircraft suffered greater than assumed decreases in value due in part to the competition this Aircraft type now faces from the relatively new A330-200 aircraft. Finally, greater than assumed decreases were also experienced with respect to the values of A320-200s and B737-300/400/500s due primarily to continued price discounting by Boeing and Airbus. Although the decrease in appraised base values was approximately $84 million greater than the depreciation assumed under the terms of the Notes, Airplanes Group's cashflow generation since March 28, 1996 (the date of issue of the Notes) has also exceeded original assumptions and a Class A Principal Adjustment Amount of only $7 million is expected to be required to be made on the February 17, 1998 Payment Date. See "Cashflow Performance Relative to March 1996 Assumptions" below. Accordingly, there will be no suspension of payments ranking more junior to the Class A Principal Adjustment Amount, such as Class C Scheduled Principal and Class E Minimum Interest, as a result of the 1998 Aircraft appraisals.

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


Date: February 5, 1998                   AIRPLANES LIMITED


                                         By: /s/ WILLIAM M. MCCANN
                                             ----------------------------
                                             William M. McCann
                                             Director and Principal
                                             Accounting Officer



Date: February 5, 1998                   AIRPLANES U.S. TRUST


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