Form 10-K405
period 1998-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1998-06-29
CIK 1004539, 1004540

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

                    For the fiscal year ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                      OUTSTANDING AT
ISSUER                              CLASS                             JUNE    --   , 1998
Airplanes Limited                   Ordinary Shares, $1.00 par value  30

================================================================================

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       -------

PART I
Item 1.   Business....................................................       2
Item 2.   Properties..................................................      43
Item 3.   Legal Proceedings...........................................      43
Item 4.   Submission of Matters to a Vote of Security-Holders.........      44

PART II
Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................      44
Item 6.   Selected Combined Financial Data............................      45
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      48
Item 8.   Financial Statements and Supplementary Data.................      61
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      62

PART III
Item 10.  Directors and Executive Officers of the Registrants.........      62
Item 11.  Executive Compensation......................................      76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      76
Item 13.  Certain Relationships and Related Transactions..............      77

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      77

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited is a limited liability company ("Airplanes Limited") formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust is a Delaware business trust ("Airplanes Trust"). Airplanes Limited and Airplanes Trust together with, unless the context otherwise requires, each of their subsidiaries is referred to as "Airplanes Group". Airplanes Group is in the business of leasing aircraft to aircraft operators around the world. At March 31, 1998, Airplanes Group owned 215 aircraft (the "Aircraft") which it leased to 75 lessees in 38 countries.

     On March 28, 1996, Airplanes Group issued debt in order to purchase the Aircraft. On March 16, 1998, a significant amount of that debt was refinanced (approximately 60% of original debt issued on March 28, 1996). The rental payments that are received from leasing the Aircraft are used to pay interest and principal on such debt. Airplanes Group also issued a class of debt, the Class E Notes, which represent certain limited current income rights and rights to the residual interest in Airplanes Group. GPA Group plc and its subsidiaries hold a majority of the Airplanes Group Class E Notes. Upon completion of the MOU Transaction described below, GE Capital Corporation will acquire the economic interest in the Airplanes Group Class E Notes currently held by GPA Group plc.

AIRPLANES PASS THROUGH TRUST

     On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (collectively, the "1996 Certificates"). The 1996 Certificates were issued in four classes -- Class A, Class B, Class C and Class D. The Class 1996 A Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each Certificate represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited and Airplanes Trust. Airplanes Limited and Airplanes Trust have each guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes.

     Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of Class E Notes, to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, $13 million were cancelled in July 1996 based on the purchase price adjustment provisions in the agreements that governed the sale of these GPA Group subsidiaries to Airplanes Group. On March 28, 1996, these GPA Group subsidiaries owned 229 Aircraft which were on lease to approximately 83 aircraft operators in approximately 40 different countries. The acquisition of these subsidiaries and the resulting acquisition of the Aircraft and related leases is referred to as the "Acquisition".

     On March 16, 1998, the Trust issued additional Class A Certificates in three separate subclasses (A-6 through A-8) and new Class B Certificates (the "1998 Refinancing Certificates" and together with the 1996 Certificates, the "Certificates"). Also on this date, the Trust completed an underwritten offering of the 1998 Refinancing Certificates (the "Refinancing") in exchange for an interest in two corresponding Subclass A-6, Subclass A-7, Subclass A-8 and Class B notes issued by Airplanes Limited and Airplanes Trust (the "1998 Refinancing Notes" and together with the 1996 Notes, the "Notes"). Airplanes Limited and Airplanes Trust have each guaranteed the other's obligations under their respective 1998 Refinancing Notes (the "1998 Refinancing Guarantees" and together with the 1996 Guarantees, the "Guarantees"). The proceeds of this offering were used to refinance the Trust's Subclass A-1, Subclass A-2, Subclass A-3 and existing Class B 1996 Certificates.

     At March 31, 1998, 13 of the original 229 Aircraft had been sold and one had suffered a constructive total loss. A "constructive total loss" occurs when an aircraft is damaged and the cost of repair exceeds the value of the aircraft. Of the remaining 215 Aircraft in the portfolio owned by Airplanes Group (the "Portfolio"), 211 were on lease to 75 operators in 38 countries. The number of Aircraft in the Portfolio at March 31, 1998 gives effect to the delivery of six DC8 Aircraft to Emery Worldwide Airlines, Inc. ("Emery"), as if all of such deliveries occurred prior to March 31, 1998. Contracts for the sale of these six DC8 Aircraft were signed prior to March 31, 1998. The Aircraft were delivered to Emery during April 1998. Three other DC8 Aircraft were sold and delivered to Emery on December 30, 1997.

AIRPLANES LIMITED

     Airplanes Limited is a special purpose limited liability company formed under the laws of Jersey, Channel Islands for an unlimited duration. Airplanes Limited was created for certain limited purposes, including the following:

     - directly or indirectly acquiring, financing, re-financing, owning, leasing, re-leasing, maintaining and modifying the Aircraft;

     - selling the Aircraft within the limits set forth in the Airplanes Limited Trust Indenture (the "Airplanes Limited Trust Indenture") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Trustee (the "Airplanes Limited Indenture Trustee");

     - guaranteeing the obligations of Airplanes Trust and the subsidiaries of Airplanes Trust;

     - entering into certain hedging contracts as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

     - establishing and providing loans or guarantees in connection with its subsidiaries.

     Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited ("Holding Co."). Airplanes Limited holds 95% of the ordinary share capital in Holding Co. GPA Group holds the remaining 5% of the ordinary share capital of Holding Co. GPA Group holds 5% of Holding Co. to ensure that Holding Co. and certain of the other Transferred Companies (as defined below) continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. In connection with GPA's proposed MOU Transaction (as defined below) with GE Capital Aviation Services Limited ("GECAS") and GE Capital Corporation ("GE Capital"), GPA Group's 5% holding in Holding Co. may be restructured. However, Airplanes Group has been advised by GPA Group that any such restructuring is not expected to adversely affect the Irish tax benefits available to Airplanes Group. See "Item 10 -- Directors and Executive Officers of the Registrants -- GPA as Administrative Agent and Cash Manager" in this Report for a description of the "MOU Transaction". Airplanes Limited operates its business through its direct and indirect subsidiaries. Airplanes Limited and its subsidiaries are permitted to lease Aircraft to or from, or sell Aircraft to or buy Aircraft from, other members of Airplanes Group.

     On March 28, 1996, Airplanes Limited indirectly acquired 206 of the Aircraft and related leases through the acquisition of the Holding Co. capital stock. As of March 31, 1998, Holding Co. owned (i) 30 of the Aircraft and related leases, (ii) twelve wholly owned subsidiaries which owned 167 of the Aircraft (the "Aircraft Owning Companies") and (iii) ten other wholly owned subsidiaries ("Special Lessors"). The Special Lessors do not own any Aircraft. The business of the Special Lessors is to lease certain of the Aircraft from the Aircraft Owning Companies and sublease such Aircraft to various aircraft operators. The Aircraft Owning Companies, the Special Lessors, AeroUSA (as defined below) and AeroUSA 3 (as defined below) are collectively referred to as the "Transferred Companies". The Special Lessors are largely incorporated in various European jurisdictions. Additional Special Lessors may be incorporated in other jurisdictions in the future.

     Airplanes Limited has a Board of Directors but has, and will have, no employees or executive officers. Accordingly, the Board relies, for all asset servicing, executive and administrative functions, upon (i) GECAS, as Servicer (the "Servicer"), pursuant to the Servicing Agreement (the "Servicing Agreement") dated as of March 28, 1996, as amended, among Airplanes Limited, AeroUSA (as defined below), Holding Co., Airplanes Trust, GPA Cash Manager Limited ("GPA Cash Manager") and GECAS; (ii) GPA Financial Services (Ireland) Limited ("GPA Financial"), as Administrative Agent (the "Administrative Agent"), pursuant to the Administrative Agency Agreement (the "Administrative Agency Agreement") dated as of March 28, 1996 among GPA Financial, GPA Group, Airplanes Limited, Holding Co., Airplanes Trust and AeroUSA (as defined below); (iii) GPA Cash Manager, as Cash Manager (the "Cash Manager"), pursuant to the Cash Management Agreement (the "Cash Management Agreement") dated as of March 28, 1996 among GPA Cash Manager, GPA Group, Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Indenture Trustee, (as defined below) under each of the Trust Indentures (as defined below) and as Security Trustee (the "Security Trustee") pursuant to the Security Trust Agreement (the "Security Trust Agreement") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries listed therein, GPA Financial, GPA Cash Manager, GPA Group, GECAS, the Indenture Trustees (as defined below), the Reference Agent named therein and the Security Trustee; and (iv) various other service providers.

     The Airplanes Limited Board consists of five members, one of whom was appointed by the holder or holders of a majority in aggregate principal amount of the Class E Notes and the other four of whom are Independent Directors (as defined below). Certain significant transactions or proceedings of Airplanes Limited may only be approved by a unanimous vote of all the Directors of Airplanes Limited. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Limited's Memorandum or Articles of Association, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Limited's assets. The succeeding Independent Directors (as defined below) generally will be appointed by a majority of the then standing Directors. "Independent Directors" will not be officers, directors or employees of GPA Group, GECAS, GE Capital, any holder of the Class E Notes or any affiliate of these persons.

     GE Capital has the right to acquire at any time up to and including October 29, 2001, up to 90% of the ordinary share capital of GPA Group (the "Call Right"). If GE Capital were to exercise this Call Right and acquire 90% of the ordinary share capital of GPA Group, GE Capital would pay approximately $59 million. The purchase price depends on certain factors set forth in the terms governing the exercise of the option. If GE Capital acquires 90% or more of the ordinary share capital of GPA Group, the holder of a majority in aggregate principal amount of the Class E Notes would be entitled to dismiss the then-acting Directors of Airplanes Limited and Controlling Trustees (as defined below) of Airplanes Trust and to appoint new Directors and Controlling Trustees (as defined below). The above right to dismiss will only be valid if (i) GE Capital guarantees the performance by GECAS of its obligations under the Servicing Agreement, if GECAS is then the Servicer, (ii) GE Capital shall then have a rating of at least Aa1 or AA+ on its long-term, senior unsecured debt obligations from Moody's Investor Service Inc. ("Moody's") or Standard & Poor's Ratings Group ("Standard and Poor's"), respectively and (iii) each of Airplanes Limited and Airplanes Trust shall continue to have a committee of at least three Independent Directors or Independent Trustees (as defined below), as applicable, who will have the right to review and approve, by a vote of at least two of the three committee members, any transactions of Airplanes Group (other than as described two paragraphs below) in which GE Capital or any of its affiliates is an interested party. There can be no assurance that GE Capital will elect to exercise its rights to acquire any ordinary share capital of GPA Group.

     On June 8, 1998, GPA Group entered into a non-binding memorandum of understanding (the "MOU") with GE Capital and GECAS in relation to a number of matters, including restructuring of GE Capital's Call Right (the "MOU Transaction"). Completion of the MOU Transaction will be subject to the negotiation and execution of definitive agreements and the approval of GPA Group's ordinary shareholders. Upon completion of the MOU Transaction, GPA will conduct business under a new name. The MOU Transaction will result in the restructuring of the Call Right such that GE Capital will hold an option to acquire a passive investment of up to 24.9% in GPA.

     The principal components of the MOU Transaction are described below under "Item 10: Directors and Executive Officers of the Registrants -- GPA as Administrative Agent and Cash Manager".

     At such time, if any, as the Directors of Airplanes Limited and Controlling Trustees (as defined below) of Airplanes Trust have been appointed by the holder of a majority in aggregate principal amount of the Class E Notes, the Directors of Airplanes Limited and Controlling Trustees (as defined below) of Airplanes Trust shall have the authority, acting on a simple majority vote, without any independent committee veto rights, to cause Airplanes Group to sell, directly or indirectly, all of the assets of Airplanes Group. Such sale can be through a stock or an asset sale, to any person who provides as consideration any combination of cash, obligations of the United States government or of corporate issuers rated at least AA+ or its equivalent and Class E Notes which will be sufficient to repay or defease, as the case may be, the Notes in accordance with their terms, discharge any Class E Notes not so transferred and pay, with respect to Airplanes Limited, the discounted present value of the Annual Dividend Amount (as defined below) (the "Discounted Annual Dividend Amount"), plus any arrears of the Annual Dividend Amount (as defined below).

     Airplanes Limited has an authorized share capital of 10,000 ordinary shares, $1 par value per share. Thirty of these shares have been issued. All of the issued capital stock of Airplanes Limited is held by Juris Limited and Lively Limited, each a Jersey company, for the benefit of certain charitable trusts (the "Charitable Trusts") established under the laws of Jersey. The holders of the issued capital stock of Airplanes Limited are entitled under the Articles of Association of Airplanes Limited to an annual fixed cumulative preferential dividend of $4,500 (the "Annual Dividend Amount"). The Annual Dividend Amount will be paid only when Airplanes Limited has distributable profits which may lawfully be so paid as dividends and no event of default ("Event of Default") with respect to any class of Certificates has occurred and is continuing. An "Event of Default" under the Certificates is defined as the occurrence and continuance of a "Note Event of Default" under either the Airplanes Limited Trust Indenture or the Airplanes Trust Trust Indenture (the "Airplanes Trust Trust Indenture" and, together with the Airplanes Limited Trust Indenture, the "Trust Indentures") dated as of March 28, 1996 among Airplanes Trust, Airplanes Limited and Bankers Trust Company, as Trustee (the "Airplanes Trust Indenture Trustee" and, together with the Airplanes Limited Indenture Trustee, the "Indenture Trustees").

AIRPLANES TRUST

     Airplanes Trust is a business trust formed pursuant to the Airplanes Trust Agreement under the laws of Delaware for certain limited purposes, including:

     - acquiring, financing, re-financing and owning the shares of capital stock of AeroUSA, Inc. ("AeroUSA"), a Connecticut corporation and a wholly owned subsidiary of Airplanes Trust;

     -  guaranteeing the obligations of Airplanes Limited;

     - entering into certain hedging contracts as described in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

     - establishing and providing loans or guarantees in connection with its subsidiaries.

     GPA, Inc., a wholly owned subsidiary of GPA Group ("GPA, Inc."), holds the residual ownership interest in all of the property of Airplanes Trust, including the AeroUSA shares. Upon repayment in full of all indebtedness of Airplanes Trust, the AeroUSA shares will be transferred back to GPA, Inc. pursuant to its residual ownership interest. On March 28, 1996, Airplanes Trust indirectly acquired 23 of the Aircraft and related leases through the acquisition of all of the capital stock of AeroUSA. AeroUSA was an indirect wholly owned aircraft-owning subsidiary of GPA Group. As of March 31, 1998, Airplanes Trust indirectly owned 18 Aircraft and related leases.

     Airplanes Trust has one direct subsidiary, AeroUSA. AeroUSA itself has one direct subsidiary, AeroUSA 3, Inc., a Connecticut corporation ("AeroUSA 3"). The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts in order to satisfy regulations of the U.S. Federal Aviation Administration regarding the U.S. citizenship of the owners of U.S.-registered aircraft. First Security Bank, National Association acts as trustee of the voting trusts. Airplanes Trust holds voting trust certificates representing shares of AeroUSA. Airplanes Trust operates its business through AeroUSA. AeroUSA and its subsidiary are also permitted to lease Aircraft to or from or sell Aircraft to, or buy Aircraft from, other members of Airplanes Group.

     The trustees of Airplanes Trust consist of Wilmington Trust Company, as Delaware Trustee, and the "Controlling Trustees". The Controlling Trustees are the same individuals who act as Directors of Airplanes Limited. Airplanes Trust has no, and will have no, employees or executive officers. Accordingly, the Controlling Trustees rely upon the Servicer, the Administrative Agent, the Cash Manager and the other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. One member of the Board of Controlling Trustees was appointed by the holder of a majority in aggregate principal amount of the Class E Notes and the other four are Independent Trustees. Any succeeding Independent Trustees will be appointed by a majority of the then acting Independent Trustees. "Independent Trustees" will not be officers, directors or employees of GPA Group, GECAS, GE Capital, any holder of the Class E Notes or any affiliate of these persons. Approval of certain significant transactions or proceedings with respect to Airplanes Trust or AeroUSA may only be obtained by a unanimous vote of all the Controlling Trustees. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Trust's or AeroUSA's constituent documents, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Trust's or AeroUSA's assets. The composition of Airplanes Trust's Board of Controlling Trustees will be determined in the same manner as the composition of the Board of Directors of Airplanes Limited is determined.

     The indirect ownership of the Aircraft by two entities (Airplanes Limited and Airplanes Trust) reflects GPA Group's corporate structure prior to the Acquisition. It would not be tax-efficient in Ireland or the United States to have a single direct or indirect owner of the Aircraft.

THE TRUST AND TRUSTEE

     The Trust consists of eight separate trusts, each of which has been organized under the laws of the State of New York pursuant to a Trust Agreement (the "Trust Agreement") among Airplanes Trust, Airplanes Limited and the Trustee thereunder (the "Trustee") on behalf of the holders of each class or subclass of Certificates. The Trust was created to acquire and hold the Notes and the Guarantees. The Trust has no significant assets other than the Notes and the Guarantees. The Trust Agreement does not permit the Trustee to engage in any activities with respect to any class or subclass of Certificates other than holding the Notes and the Guarantees, issuing the Certificates, acting as paying agent with respect to the Certificates and engaging in certain other activities related to the Certificates. Bankers Trust Company is the Trustee for each of the Trusts. The Trustee is also the Indenture Trustee under each of the Trust Indentures pursuant to which the Notes are issued.

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

     RELIANCE ON SUBSIDIARIES TO MAKE PAYMENTS

     Substantially all of the assets of Airplanes Limited and Airplanes Trust are the shares of their direct subsidiaries and loans to their direct and indirect subsidiaries. Accordingly, Airplanes Limited and Airplanes Trust depend on intercompany loan and other payments from their direct and indirect subsidiaries to make payments on the Notes. The ability of Airplanes Limited and Airplanes Trust to make payments on the Notes will therefore be affected by, among other things, the imposition of withholding or other taxes on payments within Airplanes Group, including payments by such subsidiaries to Airplanes Limited and Airplanes Trust and the payment by such subsidiaries of amounts due to other creditors, including lessees and tax authorities. To the extent that these obligations to lessees and other creditors significantly exceed expectations, or to the extent that unforeseen and significant tax liabilities arise, there may be a significant adverse impact upon payments on the Notes. Airplanes Limited has guaranteed the obligations of many of its subsidiaries to lessees. Payments on these guarantees, comprise part of the expenses incurred by any Airplanes Group member in the course of the business activities permitted to be conducted by it under the Trust Indenture (the "Expenses"). These payments rank senior in priority of payment to any payments on any class of Notes.

     The ability of Airplanes Limited's and Airplanes Trust's subsidiaries to make payments on their intercompany obligations to Airplanes Limited and Airplanes Trust, and Airplanes Limited's and Airplanes Trust's ultimate ability to pay interest and premium, if any, on, and repay the principal of, the Notes, will be primarily dependent upon the receipt of payments under the leases and, in the case of each of the Subclass A-4, A-7 and A-8 Notes, the ability of Airplanes Group to refinance the Outstanding Principal Balance of such Notes by issuing new notes ("Refinancing Notes") in the future. Receipt of sufficient payments under the leases will depend upon a number of factors, including without limitation (i) the timing of receipt of rental payments (together with certain other payments the lessees are obliged to make pursuant to the terms of the leases, the "Rental Payments") and the ability of the lessees to make such payments; (ii) the ability to re-lease any Aircraft upon expiration or termination of a lease without excessive levels of downtime and at sufficient rental rates; (iii) the possible exercise by a lessee of a Purchase Option or an early termination option and (iv) future maintenance costs associated with re-leasing Aircraft. There can be no assurance that the Rental Payments actually received during the term of the leases will be sufficient to meet amounts due under the Notes.

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

     POSSIBLE CONTINGENT LIABILITIES OF TRANSFERRED COMPANIES

     The Aircraft and leases were acquired through the purchase by Airplanes Limited of 95% of the issued and outstanding capital stock of Holding Co. and the purchase by Airplanes Trust of all of the issued and outstanding capital stock of AeroUSA. Holding Co. and AeroUSA in turn own, directly or indirectly, 100% of the ordinary share capital of the Transferred Companies. Prior to the sale of the Transferred Companies, GPA Group took steps to ensure that there were no material contingent liabilities related to any of the Transferred Companies. No assurances can be given that pre-transfer liabilities will not be identified in the future. GPA has indemnified Airplanes Group against certain losses, if any, suffered by Airplanes Group (including any Transferred Company or any of their directors) as a result of, among other things, the breach of GPA's representations and warranties in the Stock Purchase Agreements, pursuant to which the shares of Holding Co. and AeroUSA were purchased (the "Stock Purchase Agreements"), that there were no liabilities, actual or contingent of a Transferred Company that existed at the time of transfer but were not disclosed in the financial statements of the relevant Transferred Company or otherwise disclosed to Airplanes Group. Many of the representations and warranties are qualified by standards relating to their materiality in relation to Airplanes Group. The maximum amount that may be recovered from GPA as a result of such indemnification or any breach of representation or warranty contained in the Stock Purchase Agreements shall be an amount approximately equal to the purchase price paid in the Acquisition. The representations and warranties of GPA contained in the Stock Purchase Agreements only survive until March 28, 1999.

     TAX LIABILITIES OF AEROUSA. For so long as GPA holds the Class E Notes and residual interest in Airplanes U.S. Trust, AeroUSA and AeroUSA 3 will continue to file U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. and its subsidiaries (the "GPA U.S. Tax Group"). There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously made by the GPA U.S. Tax Group. GPA Group believes that none of these audits will have a material adverse impact upon the financial condition or liquidity of AeroUSA or AeroUSA 3. AeroUSA, Airplanes Trust, GPA, Inc. and GPA Group have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") dated as of March 28, 1996 pursuant to which GPA indemnified AeroUSA against any U.S. federal, state or local tax liabilities ("Tax Liabilities"), if any, suffered by AeroUSA or AeroUSA 3 that are (i) related to any tax period or portion thereof prior to March 28, 1996 or (ii) related to any tax period or portion thereof on or following March 28, 1996 and are Tax Liabilities that AeroUSA or AeroUSA 3 would not have incurred if they were not and never had been members of the GPA U.S. Tax Group. Furthermore, under the Tax Sharing Agreement, with respect to GPA U.S. Tax Group returns, (i) AeroUSA shall be liable to GPA, Inc. for its share of Tax Liabilities based on the amount of Tax Liabilities that AeroUSA would have incurred if it and AeroUSA 3 were not and never had been members of the GPA U.S. Tax Group (the "Stand-alone Tax Liability") and (ii) to the extent that any amount payable by any member of the GPA U.S. Tax Group (other than AeroUSA or AeroUSA 3) in respect of Tax Liabilities for any tax period following March 28, 1996 is reduced to reflect a tax asset generated by AeroUSA or AeroUSA 3, then GPA Group will pay to AeroUSA, at the time such tax savings are realized, an amount equal to the difference between the actual taxes paid for such tax period and the amount of taxes that would have been payable in the absence of such tax asset. With respect to a liability of AeroUSA described in clause (i) of the preceding sentence, AeroUSA will pay such amounts to GPA, Inc. in cash only to the extent that payments due to taxing authorities are attributable to the Stand-alone Tax Liability of AeroUSA and AeroUSA 3; the remainder of any amounts payable to GPA, Inc. described in clause (i) will be paid in the form of subordinated, non-interest paying AeroUSA notes. Tax warranties of GPA and the indemnity of GPA for Tax Liabilities related to any tax period or portion thereof prior to March 28, 1996 only survive until March 28, 2003. In connection with the MOU Transaction, GE Capital may acquire GPA's economic interest in the outstanding Class E Notes. Airplanes Group and its advisors are analyzing the impact such acquisition may have on Tax Liabilities of Airplanes Group. Until such analysis is complete it is not possible to assess the cash flow impact, if any, on Airplanes Group.

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

     INABILITY OF CERTIFICATEHOLDERS OR TRUSTEE TO PARTICIPATE IN MANAGEMENT

     Except to the limited extent described herein, neither the Trustee nor any Certificateholder has any right to participate in the management or affairs of Airplanes Group. In particular, such parties cannot supervise the functions relating to the leases and the re-lease of the Aircraft, which functions have generally been delegated to the Servicer under the Servicing Agreement.

     RELIANCE UPON SERVICE PROVIDERS

     Because Airplanes Group neither has nor will have executive management resources of its own, Airplanes Group relies upon the Servicer, the Administrative Agent, the Cash Manager and other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. While Airplanes Group has retained GECAS as the Servicer and wholly owned subsidiaries of GPA Group as the Cash Manager and Administrative Agent, there can be no assurance that Airplanes Group will continue its arrangements with these organizations until the Notes are paid in full or that such organizations will continue their relationship with Airplanes Group until such time. Failure of these foregoing organizations to perform their respective contractual obligations to Airplanes Group could have a material adverse effect upon Airplanes Group's operations, which could adversely affect Airplanes Group's ability to repay the Notes and consequently affect the amount of payments made in respect of the Certificates. In the event that the Servicer, the Administrative Agent or the Cash Manager were to resign or have their respective contracts terminated pursuant to their respective contractual arrangements with, or on behalf of, Airplanes Group, there can be no assurance that suitable replacement service providers could be found, or found in a timely manner, and engaged on terms acceptable to Airplanes Group or that would not cause a downgrading in the then current rating relating to the Certificates. The loss of the Servicer, the Administrative Agent or the Cash Manager under such circumstances could have a material adverse effect on Airplanes Group's ability to make payments on the Notes.

     RELIANCE UPON SERVICE PROVIDERS FOR CERTAIN TAX BENEFITS. In addition, in the event that either GECAS or a GPA subsidiary no longer serves as Servicer or Administrative Agent and Cash Manager, respectively, on behalf of Airplanes Group or either such party fails to maintain, among other things, certain employment levels in Ireland, or GPA fails to hold 5% of the capital stock of Holding Co., certain corporate tax and other tax benefits currently afforded to Holding Co. and other Irish tax resident Transferred Companies may be lost. Holding Co. and other Irish tax resident Transferred Companies are currently entitled to pay Irish corporate tax at a reduced rate of 10% and may deduct interest payments to Airplanes Limited on intercompany loans from their income in computing their liability to Irish tax. If such benefits were lost, these companies would be subject to Irish corporate taxation at general Irish statutory rates (currently 32%) and may lose the ability to deduct such interest payments to Airplanes Limited. The loss of such tax benefits would likely lead to a downgrade in the current ratings of the Certificates and would have a material adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Airplanes Limited Notes. In connection with the MOU Transaction, GPA Group's 5% holding in Holding Co. may be restructured. However, Airplanes Group has been advised by GPA Group that any such restructuring is not expected to adversely affect the Irish tax benefits available to Airplanes Group.

     CONFLICTS OF INTEREST OF GECAS

     In addition to acting as Servicer, GECAS also participates in the management of certain aircraft assets owned by Aircraft Lease Portfolio Securitization 94-1 Limited ("ALPS 94-1"), GE Capital and its affiliates and other third parties, including GPA and its affiliates. (ALPS 94-1 is a special purpose vehicle with investment objectives similar to those of Airplanes Group.) The board of directors of ALPS 94-1 has announced that it is proposing to refinance ALPS 94-1 which includes, replacing GECAS as servicer of the refinanced entity. In addition to its role as Servicer, upon completion of the MOU Transaction, GE Capital will acquire the economic interest in the outstanding Airplanes Group Class E Notes currently held by GPA. GECAS will from time to time have conflicts of interest in performing its obligations to Airplanes Group and the other entities to which it provides management services and with respect to the aircraft for which it provides such services. Under the terms of the Servicing Agreement, the Servicer is not obliged to disclose conflicts of interest. Therefore, Airplanes Group will not always be aware of all conflicts of interest involving the Servicer. Such conflicts may be particularly acute in situations involving GE Capital or its affiliates or investment vehicles sponsored by GE Capital or its affiliates (collectively, "GE Group"). Under certain of GECAS's aircraft servicing arrangements (including the ALPS 94-1 Servicing Agreement), such conflicts will not entitle the entities to whom GECAS provides services to replace GECAS as servicer except in certain limited circumstances.

     As of March 31, 1998, the portfolio of aircraft managed by GECAS and its affiliates (the "GECAS Managed Portfolio") comprised approximately 860 aircraft. At such date, the owned portfolio of GE Group was comprised of 502 aircraft or 58% of the GECAS Managed Portfolio. GECAS announced in early 1996 it had entered into a multi-year order for five Boeing 777's and 102 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft of which 25 Boeing 737 jet aircraft were purchased in the period up to March 31, 1998. Under the agreement with Boeing, GECAS also may purchase up to a further 76 Boeing 737 jet aircraft. In addition, in the same period GECAS purchased 16 Boeing 737 jet aircraft, which were not included in the order announced in 1996. On July 15, 1996, GECAS entered into an order for a combination of 40 A319, A320 or A321 aircraft and five A340 aircraft, and options for a further 40 A319, A320 or A321 aircraft and five A340 aircraft. Ten aircraft under this Airbus order were delivered in the period to March 31, 1998. From time to time, GE Group is likely to acquire additional new and used aircraft that are expected to be included in the GECAS Managed Portfolio and to be managed by GECAS and its affiliates and, in addition, GECAS may from time to time provide aircraft services to various third parties. GECAS also manages, and may in the future form and sponsor, additional aircraft or equipment leasing programs, some of which may have investment objectives that are the same as, or similar to, those of Airplanes Group. It is likely that, at various times, the aircraft in any such programs will compete with the Aircraft when the Aircraft are being marketed for re-lease or sale, and such programs may create additional conflicts of interest with respect to the marketing of the Aircraft for re-lease or sale. Conflicts of interest may also arise that involve the provision by GE Group of aircraft or engine financing to third parties, including the lessees. Moreover, certain of GECAS's marketing and servicing arrangements with its affiliates and other third parties include provisions that may have the effect, in certain circumstances, of requiring GECAS to give preference to such affiliates, other third parties or their respective aircraft over the Aircraft. Particularly acute conflicts of interest may arise when a lessee in financial distress needs to return some of its aircraft and its fleet consists of a mixture of GE Capital-owned aircraft and GE Capital-managed aircraft.

     GECAS acts as servicer of 82 Stage 3 and eight Stage 2 aircraft (as of March 31, 1998) that are owned or leased-in (i.e., an aircraft that is not owned but is leased from a third party and then sub-leased to an airline) by GPA or its affiliates pursuant to an amended and restated management agreement between GECAS and GPA dated as of March 28, 1996 (the "GPA Management Agreement"). In addition, in connection with ALPS 94-1, GECAS services 27 Stage 3 aircraft (as at March 31, 1998) and provides certain other services, which primarily relate to the sale and lease of aircraft after the expiration of their initial lease terms.

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

     LIMITATION OF LIABILITY ON THE PART OF THE SERVICER

     Pursuant to the Servicing Agreement, the Servicer and its affiliates are not liable or accountable to any person, other than Airplanes Limited, AeroUSA and Holding Co., to the limited extent described below, under any circumstances, for any liabilities, obligations, losses, damages, penalties, taxes, suits, judgments, costs, fees, expenses and disbursements directly or indirectly arising out of, in connection with or related to, the management by the Servicer of the Aircraft or other aircraft assets ("Losses"). Furthermore Airplanes Limited, AeroUSA and Holding Co. jointly and severally indemnify the Servicer and its affiliates on an after-tax basis for any Losses, unless such Losses are finally adjudicated to have resulted directly from the Servicer's gross negligence or wilful misconduct in respect of its obligation to apply the GECAS Services Standard or the GECAS Conflicts Standard in respect of its performance of the services under the Servicing Agreement. Airplanes Limited, AeroUSA and Holding Co. also jointly and severally indemnify the Servicer and its affiliates on an after-tax basis for any losses that may be imposed on, incurred by or asserted against, the Servicer and its affiliates, directly or indirectly, arising out of, in connection with or related to, the Servicer or any of its affiliates' involvement in connection with the structuring or implementation of any aspect of the Acquisition, the Underwritten Offering or related transactions. Airplanes Limited, AeroUSA and Holding Co. are entitled to terminate the Servicing Agreement if the Servicer fails in any material respect to perform any material service thereunder to either the GECAS Services Standard or the GECAS Conflicts Standards and such failure has a material adverse effect on Airplanes Group taken as a whole. The Servicer does not assume any liability or accountability for (i) the direct or indirect transfer of the Aircraft, the leases related thereto, the receivables related thereto or any other assets to any person within the Airplanes Group, (ii) the adequacy of the terms of any lease relating to any Aircraft to the extent any such lease was novated, amended or modified in connection with the direct or indirect transfer of the Aircraft or the leases to or among the Transferred Companies on or prior to March 28, 1996, (iii) the reliability or creditworthiness of any lessee with respect to its obligations under any lease, (iv) the adequacy of the Rental Payments derived from the leases to support the various obligations of Airplanes Group,
(v) the adequacy of certain Maintenance Reserves (as defined below) or security deposits relating to the Aircraft ("Security Deposits"), (vi) the terms and conditions of the Notes or Refinancing Notes, (vii) the ability of Airplanes Limited and Airplanes Trust to comply with the terms and conditions of the Notes, the Guarantees or any Refinancing Notes or any additional Notes and
(viii) the structuring or implementation of any aspect of the various transactions which established Airplanes Group.

     The duties and obligations of the Servicer are limited to those expressly set forth in the Servicing Agreement and the Servicer does not have any fiduciary or other implied duties or obligations to Airplanes Group or any other person, including any Certificateholder.

     CONFLICTS OF INTEREST OF GPA

     GPA currently holds substantially all of the Class E Notes issued by Airplanes Group. Completion of the MOU Transaction would result in GE Capital acquiring GPA's economic interest in the outstanding Airplanes Group Class E Notes. GPA Financial acts as Administrative Agent and GPA Cash Manager acts as Cash Manager for Airplanes Group. In addition, GPA holds all of the Class E Notes issued by ALPS 94-1 and, as a result, has access to certain potential benefits relating to the aircraft it sold to ALPS 94-1. The board of directors of ALPS 94-1 has announced that it is proposing to refinance ALPS 94-1 and in connection therewith the refinanced entity will be purchasing ten aircraft from GPA. In addition, it is proposed that subsidiaries of GPA Group will act as administrative agent and cash manager to the refinanced entity. Finally, as at March 31, 1998, GPA owned and leased-in a significant fleet of 87 Stage 3 aircraft and six Stage 2 aircraft. Of the 87 Stage 3 aircraft, 26 aircraft are leased-in. As at March 31, 1998, after giving effect on a pro forma basis to the MOU Transaction and the refinancing of ALPS 94-1, GPA would have owned and leased-in a fleet of 61 Stage 3 aircraft and six Stage 2 aircraft. Of such 61 Stage 3 aircraft, 17 aircraft would have been leased-in.

     GPA Financial may from time to time have conflicts of interest in performing its obligations to Airplanes Group as Administrative Agent resulting from GPA's interests in its own aircraft and GPA's interests in ALPS 94-1. These conflicts may arise, for instance, when GPA Financial, as Administrative Agent, advises Airplanes Group as to the annual budget to be adopted for Airplanes Group and with respect to decisions by Airplanes Group to re-lease or sell Aircraft.

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

     ABSENCE OF PROFITABLE OPERATIONS

     Airplanes Group has incurred net losses since its inception and expects to continue to incur net losses. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that Airplanes Group will achieve or sustain profitability in the future.

     CONFLICTS OF INTEREST OF LEGAL COUNSEL

     Airplanes Group and GPA Group are represented by the same Jersey and United States legal counsel, and it is anticipated that such multiple representation will continue in the future. Without independent legal representation, the terms of the agreements negotiated between Airplanes Group and GPA could disproportionately benefit one party over the other. Should a significant dispute arise in the future between Airplanes Group and GPA or any of their respective affiliates, Airplanes Group anticipates that it will retain separate counsel to represent it in such matter.

AIRCRAFT RISKS

     RISK OF OPERATIONAL RESTRICTIONS AFFECTING AIRPLANES GROUP'S ABILITY TO COMPETE

     In connection with re-leasing of the Aircraft, Airplanes Group may encounter competition from, among others, other aircraft leasing companies (including GPA and International Lease Finance Corporation), airlines, aircraft manufacturers, aircraft owners, financial institutions (including GE Capital and its affiliates), aircraft brokers, special purpose vehicles (including ALPS 94-1) formed for the purpose of acquiring, leasing and selling aircraft and public and private limited partnerships and funds with investment objectives similar to those of Airplanes Group (including investment vehicles sponsored by GE Capital and its affiliates). Airplanes Group is subject to restrictions in the Trust Indentures and the constituent documents of Airplanes Limited and Airplanes Trust that will impair Airplanes Group's operational flexibility. For instance, GPA has in the past granted concessionary rental rates to airlines in return for equity investments in order to place aircraft on lease and minimize the number of aircraft on the ground. GPA has also entered into similar arrangements with troubled lessees in order to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing the overall cost to GPA. It can be expected that Airplanes Group will encounter similar commercial situations in the future but its ability to offer a flexible, market-driven, response will be limited by certain contractual constraints. In addition, certain competing aircraft lessors (including GE Capital and its affiliates) have, or have access to, financial resources substantially greater than those of Airplanes Group, may have a lower overall cost of capital and may provide financial services or other benefits to potential lessees that Airplanes Group cannot provide. Airplanes Group is also subject to certain limitations as to eligible lessees and geographic diversification of the lessees that must be satisfied in order to maintain the ratings of the Certificates. Airplanes Group's competitors may not be subject to such limitations.

     CYCLICALITY OF SUPPLY OF AND DEMAND FOR AIRCRAFT

     GENERAL FACTORS CAUSING FLUCTUATION IN SUPPLY AND DEMAND. The aircraft leasing market in general is affected by various factors that are not within the control of Airplanes Group such as interest rates, the availability of credit and other general economic conditions; manufacturer production levels and price discounting; passenger demand; retirement and obsolescence of aircraft models; re-introduction into service of aircraft previously in storage; fuel costs; governmental regulation and air traffic control infrastructure constraints. The effects of deregulation of commercial aviation in the United States and the increasing trend toward deregulation in other significant jurisdictions where lessees currently, or may in the future, operate aircraft, may contribute to further uncertainty in the commercial aviation industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of oversupply and undersupply, primarily as a result of the cyclicality of the world economy. The condition of the aviation industry will vary at different points in the business cycle for lessors and sellers of aircraft at the times when the Aircraft are being marketed for re-lease or sale, and there can be no assurance such conditions will allow re-lease or, where applicable, sale, on satisfactory terms. Despite the relatively strong demand currently prevailing for aircraft on operating lease in general, an oversupply of certain types of used Stage 3 aircraft continues to exist, in particular, older widebody aircraft. Also, as airlines increasingly have the option to use jet aircraft with similar seat capacities to turboprop aircraft, the market for turboprop aircraft, in particular ATR 42-300s, remains problematic in respect of both the lease rates achievable and used aircraft values. ATR 42-300 Aircraft represented 0.66% of the Portfolio by Appraised Value at March 31, 1998.

     FLUCTUATION OF SUPPLY AND DEMAND DUE TO ISOLATED EVENTS. In addition to the general factors discussed above, the values of specific aircraft types will also be affected by developments not within the control of Airplanes Group such as manufacturers exiting the industry or ceasing to produce certain aircraft types in the Portfolio and the introduction by manufacturers of new and more efficient aircraft that compete directly with aircraft types in the Portfolio, particularly if such new aircraft types are introduced at discounted prices.

     The bankruptcy of Fokker N.V. and the discontinuation of its aircraft manufacturing operations have resulted in significant reductions of values and lease rates for Fokker aircraft, which reductions may continue. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended March 31, 1998 Compared with Year Ended March 31, 1997." Uncertainty as to the long-term marketability for lease or sale of Fokker 100 aircraft generally is expected to lead to further reductions in value for this aircraft type, which could be significant. 6.85% of the Aircraft in the Portfolio by Appraised Value are Fokker 100s. Also, the merger between Boeing and McDonnell Douglas Corporation may adversely affect the value of aircraft manufactured by McDonnell Douglas Corporation and lease rates that Airplanes Group is able to obtain on those aircraft. Boeing has announced that it will cease production of MD83 aircraft in 1999 and that it will cease production of MD11 aircraft in 2000. 19.46% of the Aircraft in the Portfolio by Appraised Value are MD11s and MD83s.

     All of the major manufacturers are implementing programs to shorten the lead times and reduce the cost of manufacturing commercial aircraft, including reorganization of design and production systems and business arrangements with suppliers which have resulted in shifts in aircraft ordering patterns such that purchasers are able to acquire aircraft at shorter lead times than previously required. Some manufacturers are also considering the use of lower cost production locations than those they currently use. These developments have resulted in decreases in the prices of new aircraft when adjusted for inflation. Boeing has introduced a new series of B737 aircraft at attractive prices and Airbus has continued to offer A320, A319 and A321 aircraft at competitive prices. This price discounting is the primary cause of declines in the value of existing A320 aircraft and B737-300/400 and 500 series aircraft. A320-200 and B737-300/400 and 500 Aircraft represented 38.11% of the Portfolio by Appraised Value at January 23, 1998. Depending on the extent to which cost savings continue to be achieved and passed on to the manufacturers' customers, these factors could have an adverse impact on the ability of Airplanes Group to re-lease or sell the Aircraft and on the Rental Payments from future leases of the Aircraft.

     RISK OF DECLINE IN AIRCRAFT VALUES

     The Purchase Price paid by Airplanes Group to GPA for the Aircraft was calculated largely on the basis of the Initial Appraised Value (the average of three appraisals performed by independent appraisers as of October 31, 1995) (the "Initial Appraised Value") of the Aircraft which assumes an "open, unrestricted stable market environment with a reasonable balance of supply and demand and with full consideration of the Aircraft's highest and best use, presuming an arm's length, cash transaction between willing, able and knowledgeable parties, acting prudently, with an absence of duress and with a reasonable period of time available for marketing adjusted to account for the maintenance status of each aircraft" (each such value so ascertained is referred to herein as the "Base Value"). Base Values of aircraft are often greater, and often substantially greater than, the current market values of such aircraft. The Initial Appraised Value was more than, and may have been substantially more than, the value of aircraft in the market at the time of purchase, given overcapacity in the aviation industry at that time.

     The value of specific Aircraft will depend on the factors identified above under "Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft" as well as on a number of other factors that are not within the control of Airplanes Group, such as market and economic condition of the aircraft, the particular maintenance and operating history of the aircraft, the number of operators using each type of aircraft, the supply of each type of aircraft and any regulatory and legal requirements that must be satisfied before the aircraft can be sold. Values of the Aircraft may be adversely affected by changes in the competitive and financial position of the relevant commercial aircraft manufacturer, by the withdrawal of such manufacturer from the commercial aviation market, or from the maintenance and spare parts markets, or by unexpected manufacturing defects that may surface.

     Updated appraisals of the Aircraft were obtained by Airplanes Group on January 23, 1998. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft at January 23, 1998 based on a Portfolio of 215 Aircraft was approximately $3,766 million compared with $3,984 million based on the February 25, 1997 appraisals. This decrease was approximately $83 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Based on a Portfolio of 221 Aircraft at January 23, 1998, which includes the six Aircraft that were delivered to Emery during April, 1998, the average appraised base value of the Portfolio at January 23, 1998 was approximately $3,859 million compared with $4,085 million based on the February 25, 1997 appraisals. This decrease was approximately $84 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Greater than expected decreases in value occurred across the Portfolio with significant impacts resulting from decreases in values of Fokker 100s and, to a lesser extent, MD11s and MD83s. These greater than expected decreases were due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, and in the case of the MD11s and MD83s, to a combination of the Boeing/McDonnell Douglas merger and the announcement by Boeing that it will cease production of MD83 aircraft in 1999. Boeing has also recently announced that it will cease production of MD11 aircraft in 2000. Airplanes Group also suffered greater than expected decreases in the value of its B767-300ER Aircraft due in part to the competition this aircraft type now faces from the relatively new A330-200 aircraft. Finally, greater than expected decreases also occurred with respect to the values of A320-200s and B737-300/400/500s due primarily to continued price discounting by Boeing and Airbus.

     Any reduction in Aircraft values may adversely affect Airplanes Group's ability to maintain the current rental rates and may adversely affect its ability to make payments on the Notes.

     EXERCISE OF PURCHASE OPTIONS AT PRICES BELOW ESTIMATED FAIR MARKET VALUE OR NET BOOK VALUE

     As of March 31, 1998, five Lessees with respect to 20 Aircraft, representing 8.28% of the Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated fair market value at the option exercise date. (For the purposes of this analysis, estimated fair market value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from January 23, 1998 to the option exercise date from the Appraised Value of each Aircraft as determined as of January 23, 1998).

     In the event that a significant number of options to purchase Aircraft are exercised at prices below estimated fair market value or Airplanes Group's estimated net book value at the option exercise date, the amount and timing of principal payments to certain Certificateholders and the average lives of the Certificates may be adversely affected.

     SALES OF AIRCRAFT AT PRICES BELOW AIRCRAFT APPRAISED VALUES

     Airplanes Group believes that, due to current overcapacity in the aviation industry with respect to certain aircraft types such as certain turboprop, Stage 2 and older widebody aircraft, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than the Initial Appraised Value or the Appraised Value. Furthermore, neither the Initial Appraised Value nor the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale of Aircraft would be substantially less than the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, following a Note Event of Default, there can be no assurance that Aircraft, if sold, would not be sold at prices significantly less than the Initial Appraised Value or the Appraised Value of such Aircraft. In addition, prior to a Note Event of Default, each Trust Indenture permits Airplanes Group to sell Aircraft at prices below a specified target price in certain limited circumstances and in limited aggregate amounts, which may adversely affect the amount and timing of principal payments to certain Certificateholders and may, in turn, affect the average lives of the Certificates. At March 31, 1998, Airplanes Group had sold 13 Aircraft (for an aggregate of $186 million) with an appraised value of $220 million (based on the February 25, 1997 appraisals). While two of the 13 Aircraft were sold at prices below the specified target prices these transactions were in accordance with the provisions in the Trust Indentures outlined above. (The sale of 13 Aircraft assumes that the delivery of the additional six aircraft to Emery occurred prior to March 31, 1998).

     LESSEE DEFAULTS RESULTING IN LIENS ON AIRCRAFT

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

     FAILURE TO MAINTAIN REGISTRATION OF AIRCRAFT

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

     TECHNOLOGICAL RISKS

     Airplanes Group's ability to lease or sell the Aircraft may be adversely affected to the extent that the availability for lease or sale of newer, more technologically advanced aircraft or the introduction of increasingly stringent noise or emissions regulations make the Aircraft less competitive. This risk, which is common to all aircraft lessors, is particularly significant for Airplanes Group given its need to repay principal and interest on the Notes over a relatively long period, which will require that many of the Aircraft be leased or sold close to the end of their useful economic life. Furthermore, the extent to which Airplanes Group is able to manage these technological risks through modifications to aircraft and sale of aircraft is expected to be limited and any sales or modification of aircraft will depend on Airplanes Group's ability to satisfy the criteria set forth under the Trust Indentures.

     YEAR 2000 RISK

     Many existing computer systems use only two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the Year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Airplanes Group has recently begun a process of assessing the potential impact of this issue on its operations. Because all of its operational functions have been delegated to the Servicer, Administrative Agent and Cash Manager in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own. Airplanes Group may, however, suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, Administrative Agent and Cash Manager rely is not Year 2000 compliant. The Servicer, Administrative Agent and Cash Manager are in the process of reviewing their Year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are Year 2000 compliant.

     Airplanes Group may also suffer an adverse impact on its business and results of operations if its suppliers, financial institutions, technical advisors, lessees and others with which it conducts business are not Year 2000 compliant. The Servicer is currently preparing a survey of the third parties with which it deals on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts.

     In addition, aircraft and air traffic control infrastructures depend heavily upon microprocessors and software technology. Major manufacturers, including Boeing, have begun a Year 2000 review of the systems employed on their aircraft and are expected to advise owners, operators and service providers of the steps to be taken to address any Year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to Year 2000 are certain on-board aircraft management and navigation systems. The Servicer is also preparing a survey of aircraft and aircraft parts manufacturers and suppliers to determine the extent to which their products are Year 2000 compliant. These review programs are still at a relatively early stage and thus, the nature and the extent of the risks posed by the potential failure of aircraft and aircraft control systems as a result of Year 2000 problems has not been fully determined. Any failure of the systems employed by Airplanes Group's Aircraft to be Year 2000 compliant could have a material adverse effect on Airplanes Group's business and results of operations. Moreover, it is currently not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to bring aircraft systems into Year 2000 compliance.

     Because the assessment of the Year 2000 risks relevant to Airplanes Group is still at an early stage, Airplanes Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate Year 2000 problems. Such expenditures could, however, have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

     AIRCRAFT TYPE CONCENTRATIONS

     At March 31, 1998, two aircraft types contained in the Portfolio each represented over 10% of the Portfolio by Appraised Value: Boeing 737-400s constituted 15.61% and McDonnell Douglas MD83s constituted 13.15%. Also, at March 31, 1998, narrowbody Aircraft constituted 82.89% of the Portfolio by Appraised Value (excluding turboprops, narrowbody Aircraft constituted 77.57% of the Portfolio by Appraised Value).

     At March 31, 1998, 15 Aircraft or 17.11% of the Portfolio by Appraised Value, were widebody aircraft. These widebody Aircraft include four B767-300ERs (6.86% of the Portfolio by Appraised Value), three MD11s (6.31% of the Portfolio by Appraised Value), one B767-200ER (1.40% of the Portfolio by Appraised Value), one B747-200 (0.99% of the Portfolio by Appraised Value), two A300-B4-200s (0.66% of the Portfolio by Appraised Value), three A300-B4-100s (0.46% of the Portfolio by Appraised Value) and one A300-C4-200 (0.43% of the Portfolio by Appraised Value). The rental rates obtained by Airplanes Group from a new lessee in respect of the three MD11 Aircraft are approximately one-third lower than the contracted rentals under previous lease agreements for these Aircraft and will adversely affect Airplanes Group's operating cash flows. The decline in rental rates received for the three MD-11s reflected the uncertainty concerning future production of MD11 aircraft following the merger between McDonnell Douglas and Boeing. Boeing has since announced that it will cease production of MD11 aircraft in 2000 which may further affect the rental rates achievable for MD11 aircraft.

     GOVERNMENT REGULATION

     In addition to the general requirements regarding maintenance of the Aircraft, aviation authorities from time to time issue Airworthiness Directives ("ADs") requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of certain designated types.

Certain manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs required to maintain its Certificate of Airworthiness or other manufacturer requirements in respect of an Aircraft (or if the Aircraft is not currently subject to a lease), Airplanes Group may have to bear (or, to the extent required under the relevant lease, share) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the Aircraft are registered, possibly as part of the airworthiness requirements, but also in other jurisdictions where the Aircraft operate. A number of jurisdictions have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Such regulations restrict the future operation of aircraft that do not meet Stage 3 (as defined in "-- The Aircraft, Related Leases and Collateral") noise requirements and ultimately will prohibit the operation of such aircraft in the relevant jurisdictions early in the next century (December 31, 1999 in the case of the United States). As 6.64% of the Aircraft by Appraised Value did not meet, at March 31, 1998, the Stage 3 requirements, these regulations may adversely affect Airplanes Group. Furthermore, there can be no assurance that no new ADs or noise or emissions reduction requirements will not be adopted in the future that could result in significant costs to Airplanes Group or adversely affect the value of, or its ability to re-lease, Stage 2 or Stage 3 Aircraft. Certain organizations and jurisdictions are currently considering tightening noise and emissions certification requirements for newly manufactured aircraft.

RISKS RELATING TO THE LEASES

     EXPOSURE TO DOWNSIDE RISK AS OWNER OF AIRCRAFT

     Most of the current Airplanes Group leases are operating leases, under which Airplanes Group retains substantially all of the risks and rewards associated with ownership of the Aircraft, including the Aircraft's residual value. Eleven of the existing leases are finance leases, which effectively transfer the benefits and risks of ownership of the Aircraft from Airplanes Group to the finance lessee. The existing operating leases are "net" leases pursuant to which the lessees are obliged to make Rental Payments and generally assume responsibility for, among other things, (i) maintaining the Aircraft,
(ii) ensuring proper operation of the Aircraft, (iii) providing indemnification and insurance for losses resulting from operation of the Aircraft, (iv) paying all costs of operating the Aircraft and keeping the Aircraft free of liens (as defined in the relevant lease, other than permitted liens under the relevant lease) resulting from such operation and (v) complying with all governmental licensing and other requirements, including ADs (except in certain cases where the terms of the relevant lease require the lessor to share the cost thereof).

     INABILITY TO RE-LEASE AIRCRAFT ON FAVORABLE TERMS

     Upon termination of any lease, the Servicer is obligated, pursuant to the terms of the Servicing Agreement, to use commercially reasonable efforts on behalf of Airplanes Group to re-lease the related Aircraft. There can be no assurance, however, that Airplanes Group will be able to obtain rental rates and lease terms (including maintenance and redelivery condition agreements) in the future comparable to those contained in the existing leases. Airplanes Group's ability to re-lease Aircraft, as well as its ability to obtain such rental rates and such terms, may be adversely affected by, among other things, restrictions imposed by the Trust Indentures, the economic condition of the airline industry, the supply of competing aircraft, other matters affecting the demand for particular aircraft types and competition from lessors offering leases on more favorable terms than Airplanes Group.

     The expected number of Aircraft that Airplanes Group must place with lessees through December 31, 2002 is made up of the sum of (i) Aircraft in Airplanes Group's existing Portfolio that are currently available for marketing, and (ii) Aircraft coming to the end of their lease terms before December 31, 2002, less the aggregate of (a) Aircraft which are currently the subject of a lease extending through December 31, 2002, (b) Aircraft which are the subject of a non-binding letter of intent to sell or lease and (c) any Aircraft sold prior to December 31, 2002. Additional Aircraft may need to be re-leased if such Aircraft become available through premature terminations of leases or if letters of intent do not result in leases or if Aircraft subject to lease agreements are not delivered. Airplanes Group's expected re-leasing requirements from March 31, 1998 through the year 2002 are shown in the following table:

                  AIRPLANES GROUP LEASE PLACEMENT REQUIREMENT
                              AS OF MARCH 31, 1998

                                                                    TO DECEMBER 31,
                                                            --------------------------------
                                                            1998   1999   2000   2001   2002
                                                            ----   ----   ----   ----   ----
Aircraft available for marketing(1)......................      4     --     --     --     --
Contracted lease expirations (including expirations of
  leases that are assumed to result from letters of
  intent)(2).............................................     50     31     50     31     36
Less Aircraft subject to contract or letter of
  intent(2)(3)...........................................    (29)    --     (2)    (5)    (2)
                                                            ----   ----   ----   ----   ----
Placement requirement(4)(5)..............................     25     31     48     26     34
                                                            ====   ====   ====   ====   ====

---------------

(1) Aircraft available for marketing consist of those Aircraft which were not in revenue service with lessees as of March 31, 1998.

(2) Excluded from these Aircraft are six DC8 Aircraft on lease to Emery which Airplanes Group has contracted to sell and which were delivered to Emery during April, 1998.

(3) Airplanes Group's lease placement requirement assumes that letters of intent will in due course be reflected in binding contracts. Although letters of intent are not legally binding, most of GPA Group's and Airplanes Group's letters of intent have, historically, resulted in lease agreements between the parties thereto.

(4) Assumes that Aircraft coming to the end of currently contracted lease terms which are not, as of March 31, 1998, the subject of an additional agreement or letter of intent need to be re-leased only once more before the year 2002.

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

     RISK OF DECLINE IN RENTAL RATES

     Future rental rates and the ability to re-lease Aircraft worldwide both depend upon a number of factors that are not within the control of Airplanes Group. See "-- Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft; Risk of Decline in Aircraft Values" and "-- Failure to Perform Aircraft Maintenance". Both the bankruptcy of Fokker N.V., the manufacturer of 6.85% of the Aircraft by Appraised Value, and the combination of the merger between Boeing and McDonnell Douglas Corporation (McDonnell Douglas Corporation is the manufacturer of 30.39% of the Aircraft by Appraised Value) followed by the announcement by Boeing that it will cease production of MD83 aircraft in 1999, has adversely affected the rental rates that Airplanes Group is able to obtain on Aircraft manufactured by Fokker N.V. and McDonnell Douglas Corporation, and may adversely affect its ability to make payments of interest and premium, if any, on, and principal of, the Notes. The rental rates obtained by Airplanes Group from Varig, S.A. ("Varig") in 1997 in respect of three MD11 Aircraft are approximately one-third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cash flows. Boeing has since announced that it will cease production of MD11 aircraft which may adversely affect MD11 rental rates further. In addition, the rental rates obtained by Airplanes Group from TAM in October 1997 in respect of six Fokker 100 Aircraft are approximately 24% lower than the contracted rentals under the previous lease agreements for these Aircraft and this will also adversely affect Airplanes Group's operating cash flows.

     FAILURE TO PERFORM AIRCRAFT MAINTENANCE

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

     RISK OF MAINTENANCE LIABILITIES EXCEEDING MAINTENANCE RESERVES

     At March 31, 1998, Airplanes Group had provisions for maintenance of $315 million (the "Maintenance Reserves"). Currently, Airplanes Group holds approximately $80 million in cash (the "Maintenance Reserve Amount") in respect of maintenance reserve liabilities which, together with projected future maintenance reserve payments under the leases, is believed by Airplanes Group, following consultation with the Administrative Agent, to be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, GPA's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

     In addition, remaining cash balances held in the Expense Account and the Collection Account at any date ($236.4 million at May 11, 1998) will, in accordance with the priority of payments, be available to discharge maintenance liabilities together with other Required Expense Amounts as they fall due for payment.

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

     RISK OF WITHHOLDING TAX ON LEASE RENTALS

     Airplanes Group endeavors to structure its leases in such a way that either no withholding taxes will be applicable to payments by the lessees under the leases, or (in the event of such taxes being or becoming applicable) the lessees will be obliged to pay corresponding additional amounts. However, there can be no assurances that leases to which Airplanes Group may become a party as a result of re-leasing the Aircraft will not result in the imposition of withholding or other taxes in circumstances where the lessee has not agreed to, or is unable to, pay compensatory additional amounts.

RISK OF LESSEE DEFAULT

     DETERIORATION IN FINANCIAL CONDITION OF LESSEES

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

     As of March 31, 1998, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves, and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) amounted to approximately $13.5 million in respect of 25 Lessees (who had a combined total of 85 Aircraft on lease as of such date) and one former lessee ($1.7 million of the $13.5 million related to this former lessee). Of the total $13.5 million, $2.7 million was in arrears for a period greater than 30 days, $1.8 million was in arrears for a period greater than 60 days and $9.0 million was in arrears for a period greater than 90 days. Certain of these lessees as well as certain other lessees have consistently been significantly in arrears in their Rental Payments and have recently experienced or are currently experiencing financial difficulties. In addition to these amounts five further lessees were being allowed formal deferrals of rent, maintenance and miscellaneous payments totaling approximately $13.3 million at March 31, 1998. Of the total $13.3 million, $0.2 million was outstanding for greater than 60 days and $13.1 million was outstanding for greater than 90 days. Such lessees are being allowed deferrals of rentals, maintenance and miscellaneous payments for periods of up to 70 months.

     Of the $13.5 million in arrears greater than 30 days, $4.0 million represented arrears with respect to the two Indonesian lessees operating four Fokker 100 Aircraft and two B737-200A Aircraft. Since March 31, 1998, the four Fokker 100 Aircraft have been recovered from one lessee and de-registered and Airplanes Group is in the process of terminating the related leases. One B737-200A Aircraft has also been recovered from the other lessee and GECAS as Servicer is in discussion with the lessee in respect of the second B737-200A. Airplanes Group expects to incur costs in restoring the Aircraft to a suitable technical condition for re-lease which costs have been estimated at $10 million and have been provided for in the Financial Statements as at March 31, 1998.

     There can be no assurance that more lessees will not become in arrears or in default for any reason.

     RISK OF REGIONAL ECONOMIC DOWNTURNS AFFECTING LESSEE FINANCIAL CONDITION

     EUROPEAN CONCENTRATION. At March 31, 1998, Airplanes Group leased 64 Aircraft representing 35.24% of the Portfolio by Appraised Value to 28 aircraft operators in Europe.

     The commercial aviation industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which such lessees operate. A recession or other worsening of economic conditions in one or more of these countries may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the European Union (the "EU"). There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of such lessees.

     LATIN AMERICAN CONCENTRATION. At March 31, 1998, the lessees with respect to 34.06% of the Aircraft by Appraised Value operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be dependent in part on the general level of political stability and economic activity and policies in those countries. Although certain countries in Latin America have experienced substantial improvement in their economies in the past several years, which has resulted in increased political stability and overall increased economic growth, there can be no assurance that such progress can be maintained or that further progress will be made. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material adverse effect on lessee operations in those countries.

     The economy of the Latin American region as a whole and of particular Latin American countries may be materially affected by developments in other countries in Latin America and also by developments in countries in other regions of the world that are perceived to demonstrate similar "emerging market" characteristics. For example, in December 1994 a decrease in capital inflow to Mexico coupled with a large current account deficit led to diminishing foreign exchange reserves which ultimately forced Mexico to allow the peso to float freely. The subsequent devaluation of the peso led to a currency crisis in Mexico which dampened investor confidence and resulted in lower levels of foreign investment in Latin America in general. In October 1997, Brazil experienced significant downturns in its financial markets, with large decreases in Brazilian financial asset prices and considerable pressure for a devaluation of the Brazilian currency. The loss of confidence in the Brazilian markets and currency has been associated with the economic crises currently affecting "emerging markets" in Asia. See "-- Asia Pacific Concentration" below. The Brazilian government responded to these pressures with a series of austerity measures including increased interest rates, public spending cuts and tax increases. These measures led to widespread expectations that economic growth in Brazil will be significantly reduced in 1998 with the real possibility of a recession that could adversely affect the operations of Airplanes Group's Brazilian customers.

     Airplanes Group has entered into rent deferral and restructuring arrangements with certain significant Brazilian and Mexican lessees who have experienced difficulties in the past four years due to overcapacity and adverse market conditions. See "-- The Lessees -- Latin America" below.

     NORTH AMERICAN CONCENTRATION. At March 31, 1998, Airplanes Group leased 40 Aircraft representing 16.14% of its Portfolio by Appraised Value, to operators in North America. Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity leading to a significant increase in load factors.

     In 1996 and early 1997 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing robust industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labor cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective leases.

     Airplanes Group has entered into rent deferral and restructuring arrangements with certain significant North American lessees. See "-- The Lessees -- North America" below.

     ASIAN CONCENTRATION. At March 31, 1998, Airplanes Group leased 20 Aircraft, representing 10.42% of its Portfolio by Appraised Value, to operators in Asia. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Korea Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades, corporate debt defaults and internationally organized financial stability measures. The economic difficulties in Indonesia have recently resulted in civil disturbance in Indonesia and a change in government. This downturn in the region's economies and the resulting civil unrest has undermined business confidence and has had an adverse impact on the results of operations of Airplanes Group's lessees in the region and consequently on Airplanes Group's revenues and cash flows. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time will have an adverse impact on global aircraft demand.

     One Indonesian lessee, which operated four Fokker 100 Aircraft, was already experiencing financial difficulties prior to the current regional economic difficulties and is currently in arrears in its payment obligations which had been restructured in December 1996. Airplanes Group's other Indonesian lessee, which operated two B737-200A Aircraft, has also fallen into arrears with its payment obligations and has requested a partial deferral of its rental. The four Fokker 100 Aircraft and one of the B737-200A Aircraft have been recovered from the lessees and Airplanes Group is in the process of terminating the related leases. GECAS, as Servicer, is in discussion with the lessee in respect of the second B737-200A. Airplanes Group expects to incur costs in restoring these Aircraft to a suitable technical condition for release, which costs have been provided for in the Financial Statements as at March 31, 1998. See "-- The Lessees -- Asia" below.

     INABILITY TO TERMINATE LEASES OR REPOSSESS AIRCRAFT

     Airplanes Group's rights and remedies in the event of a default under each lease include the right of the relevant lessor to terminate such lease and to repossess the related Aircraft. If a defaulting lessee contests such termination and repossession or is bankrupt or under court protection, however, it may be difficult, expensive and time-consuming for Airplanes Group to enforce its rights. As a consequence of the large number of jurisdictions Airplanes Group leases its Aircraft to, it is likely that Airplanes Group will encounter enforcement delays or difficulties in various jurisdictions. Airplanes Group may incur direct costs associated with repossession of an Aircraft which include legal and similar costs, the direct costs of returning the Aircraft to an appropriate jurisdiction and any necessary maintenance to make the Aircraft available for re-leasing or sale. Maintenance costs with respect to repossessed aircraft may be significant. In particular, in connection with the ongoing recovery by Airplanes Group of possession of six Aircraft from two Indonesian lessees, five of which have been recovered, it is anticipated that significant expenditures may be required in order to restore such Aircraft to a suitable condition for re-lease. Repossession does not necessarily imply an ability to export or deregister and profitably redeploy the Aircraft. In cases where a lessee or other operator flies only domestic routes, repossession may be more difficult, especially if the jurisdiction permits the lessee to resist deregistration and the Aircraft is registered in such jurisdiction. In addition, in connection with the repossession of an aircraft, the aircraft owner may also find it necessary to pay debts secured by outstanding Liens as well as, in certain jurisdictions, taxes to the extent not paid by the lessee. Significant costs may also be incurred in retrieving or recreating aircraft records in a repossession. Aircraft records are generally required for obtaining a Certificate of Airworthiness for the Aircraft.

     Airplanes Group may suffer adverse consequences as a result of a lessee default and the related termination of the lease and repossession of the related Aircraft. Airplanes Group's exercise of its rights and remedies (including repossession) upon a lessee default also may be subject to the limitations and requirements of applicable law, including the need to obtain a court order for repossession of the Aircraft and/or to obtain consents or approvals for deregistration or re-export of the Aircraft. When a defaulting lessee is the subject of a bankruptcy, protective administration, insolvency or similar event, additional limitations and requirements may apply. Certain jurisdictions will give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or will entitle the lessee or another third party to retain possession of the Aircraft (without performing the obligations under the relevant lease) for a period that cannot be determined in advance. Accordingly, in such circumstances, Airplanes Group may be delayed in, or prevented from, enforcing certain of its rights under a lease and in re-leasing the affected Aircraft. Further, the premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with Swap Providers ("Swap Agreements").

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

     SUBORDINATION PROVISIONS

     The Expenses and certain other payments are senior in priority of payment to the Notes and will be paid out of funds on deposit in the Collection Account before any payments are made on the Notes.

     EARLY REDEMPTION AND DEFEASANCE

     The Notes, and the corresponding Certificates, may be redeemed on any date on which an interest payment is due, in whole or in part, at the applicable redemption price, plus accrued but unpaid interest; provided, however, that there shall have been paid in full all accrued and unpaid interest and other amounts with respect to all subclasses and classes of Notes ranking equally or prior to the Notes to be redeemed on such date. In addition, each class or subclass of Notes may be redeemed in whole but not in part on any interest payment date, without premium, upon the occurrence of certain adverse tax events affecting Airplanes Group. Finally, all classes and subclasses of the Notes may be redeemed or defeased, in whole, at the applicable redemption price plus accrued and unpaid interest in the case of any subclass or class of Notes being redeemed, in connection with any sale of all or substantially all of the assets of Airplanes Group. Certain classes or subclasses of the Notes may be redeemed at such time as other classes or subclasses of the Notes are being defeased.

INABILITY TO REFINANCE CERTAIN CERTIFICATES

     The Subclass A-4, A-7, and A-8 Certificates and the corresponding subclasses of Notes are expected to reach their expected final payment dates before Airplanes Group has received sufficient funds to pay all of the principal on such Notes and the corresponding Certificates. Airplanes Group will attempt to refinance each of the Subclass A-4, A-7 and A-8 Certificates with the net cash proceeds realized from public offerings and sales by a trust of refinancing certificates (the "Refinancing Certificates"). The Refinancing Certificates will rank equally with the remaining outstanding subclasses of Class A Certificates but their interest rate, average life, principal payment provisions, redemption provisions and other economic terms will be determined by the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust at the time of issuance and may be substantially different from those applicable to the Certificates to be refinanced. No assurance can be given, however, as to Airplanes Group's ability to refinance Certificates in this manner. Any attempt to issue Refinancing Certificates may be adversely affected by conditions in the capital markets generally or the market's then current perception of the commercial aviation industry, the operating lease business or Airplanes Group in particular. Any failure to sell Refinancing Certificates on acceptable terms at the required times will result in failure to refinance the Subclass A-4, A-7 and A-8 Certificates. This may increase the overall cost of borrowing, and may affect the liquidity and market prices of the Certificates generally.

TAX RISKS

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

     Whether any of Airplanes Limited, Holding Co. or the Transferred Companies will be subject to United States federal income tax may depend on the manner in which the activities of the Servicer and Administrative Agent are performed for Airplanes Limited, Holding Co. and the Transferred Companies and the application of the recently ratified income tax treaty between the United States and Ireland (the "Treaty"). There can be no assurance that the activities of the Servicer or Administrative Agent will not expose Airplanes Limited, Holding Co. and the Transferred Companies to United States federal income tax on their income. Airplanes Limited, Holding Co. and the Transferred Companies, with the support of the Irish authorities, have sought a ruling from the United States' authorities under the Treaty to the effect that

Airplanes Limited, Holding Co. and the Transferred Companies would be deemed to meet certain requirements necessary for eligibility for Treaty benefits. However, there can be no assurance that Airplanes Limited, Holding Co. and the Transferred Companies would not be subject to United States federal income tax on some or all of their income under the Treaty and/or that their application to the United States authorities will be successful.

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

     IMPOSITION OF WITHHOLDING TAX

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

     LOSS OF CERTAIN IRISH TAX BENEFITS

     Airplanes Limited owns 95% of the capital stock of Holding Co. and the remaining 5% is owned by GPA Group. The 5% shareholding by GPA Group is intended to ensure that Holding Co. and certain other Transferred Companies will continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. If GPA Group or GECAS were to reduce or relocate their respective operations for any reason such that either party failed to maintain, among other things, certain employment levels in Ireland or GPA Financial or GECAS were to resign or be terminated in accordance with the terms of the Administrative Agency Agreement and the Servicing Agreement, respectively, then Holding Co. (and the other Irish tax resident Transferred Companies) may become subject to Irish corporate taxation at general Irish statutory rates (currently 32%) and may lose the ability to deduct interest payments to Airplanes Limited from their income in computing their liability to Irish tax. Such a loss of tax benefits would likely lead to a downgrade in the then current rating on the Certificates and would have a materially adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Notes issued by Airplanes Limited. In connection with the MOU Transaction, GPA Group's 5% holding in Holding Co. may be restructured. However, Airplanes Group has been advised by GPA Group that any such restructuring is not expected to adversely affect the Irish tax benefits available to Airplanes Group.

     The Servicing Agreement sets out certain tax-related undertakings (including maintaining minimum employment levels in Ireland) with respect to the Servicer which are designed to maintain a favorable tax treatment in Ireland for Holding Co. and the Irish tax resident Transferred Companies. In the event that the Servicer fails to perform such undertakings and a material tax event occurs, Airplanes Group's sole remedy will be to terminate the Servicing Agreement and replace GECAS as the Servicer. In such circumstances, there is no assurance that the Airplanes Group would be able to find a servicer to replace GECAS.

     Upon the scheduled termination of the preferential tax rate on December 31, 2005, Holding Co. and the other Irish tax resident Transferred Companies will become subject to Irish corporate tax on their net trading income at a 12 1/2% rate as announced by the Minister for Finance of Ireland on December 3, 1997. According to such announcement, non-trading income will be taxed at 25%. There can be no assurance that the announced rates will be adopted as law in Ireland or that, if adopted, such rates will not thereafter be changed. However, assuming Holding Co. and the other Irish tax resident Transferred Companies continue to be entitled to the benefit of the 10% corporate tax rate for Shannon, Ireland certified companies until

December 31, 2005, they will continue to be able to deduct interest payments to Airplanes Limited in computing their Irish income tax liability and will continue to be in a position to make such interest payments without deduction for withholding beyond 2005.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

PORTFOLIO INFORMATION -- THE AIRCRAFT

     At March 31, 1998, Aircraft representing 93.36% by Appraised Value hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1,
Part II of Annex 16 of the Chicago Convention (the "Chicago Convention") or have been shown to comply with the Stage 3 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("Stage 3 aircraft") (assuming for this purpose that turboprop Aircraft are Stage 3 aircraft). The remaining 6.64% of the Aircraft by Appraised Value are of an aircraft type that holds or is capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels ("Stage 2 aircraft") and do not comply with the requirements for a Stage 3 aircraft. Stage 2 aircraft are noisier than Stage 3 aircraft. A number of jurisdictions have adopted or are in the process of adopting, noise regulations restricting the future operation of aircraft that do not meet Stage 3 noise requirements.

     The following table sets forth the exposure of the Portfolio to certain individual lessees, calculated as of March 31, 1998 by reference to the Appraised Value of the Aircraft as of January 23, 1998.

                                                               NUMBER OF   % OF PORTFOLIO BY
LESSEE(1)                                                      AIRCRAFT     APPRAISED VALUE
---------                                                      ---------   -----------------
Varig.......................................................        4             6.78
Aerovias de Mexico S.A. de C.V. ("AEROMEXICO")..............       11             5.64
Canadian Airlines International Limited ("CANADIAN
  AIRLINES")................................................       13             5.57
Turk Hava Yollari A.O. ("THY")..............................        7             4.79
Burlington Air Express, Inc. ("BURLINGTON AIR").............       10             4.20
Aerovias Nacionales de Colombia S.A. ("AVIANCA")............        5             3.59
Airtours International Airways Limited ("AIRTOURS").........        4             3.34
Transbrasil.................................................        2             3.05
Compania Mexicana de Aviacion S.A. de C.V ("MEXICANA")......        8             2.87
Transportes Aereos Regionais S.A. ("TAM")...................        6             2.58
Air Espana S.A. ("AIR EUROPA")..............................        4             2.51
Malev.......................................................        7             2.40
China Southern..............................................        4             2.26
Other (62 Lessees)..........................................      126            48.66
Off-Lease(2)................................................        4             1.76
                                                                  ---           ------
     Total..................................................      215           100.00
                                                                  ===           ======

---------------

(1) Total number of Lessees = 75

(2) Of the four Aircraft off-lease, two are the subject of lease contracts and one is the subject of a non-binding letter of intent to lease and one is expected to be sold for scrap after March 31, 1998.

     The following table sets forth the exposure of Airplanes Group's portfolio of Aircraft by type of aircraft, calculated by reference to the number of Aircraft at March 31, 1998 and the Appraised Value of the Aircraft as of January 23, 1998. For the purpose of the following table, turboprop Aircraft are assumed to be Stage 3 aircraft.

                                                         NUMBER OF               ENGINE   % OF PORTFOLIO BY
MANUFACTURER                     TYPE OF AIRCRAFT        AIRCRAFT    BODY TYPE   STAGE     APPRAISED VALUE
------------                     ----------------        ---------   ----------  ------   -----------------
Boeing (46.10%)................  727-200A                     2      Narrowbody     2            0.22
                                 737-200A                    30      Narrowbody     2            4.51
                                 737-200QC                    2      Narrowbody     2            0.44
                                 737-300                     11      Narrowbody     3            6.49
                                 737-400                     22      Narrowbody     3           15.61
                                 737-500                     11      Narrowbody     3            6.22
                                 747-200BC                    1      Widebody       3            0.99
                                 757-200                      3      Narrowbody     3            3.36
                                 767-200ER                    1      Widebody       3            1.40
                                 767-300ER                    4      Widebody       3            6.86
McDonnell Douglas (30.39%).....  DC8-71F                     18      Narrowbody     3            7.58
                                 DC8-73CF                     1      Narrowbody     3            0.52
                                 DC9-14                       2      Narrowbody     2            0.05
                                 DC9-15                       6      Narrowbody     2            0.15
                                 DC9-32                       6      Narrowbody     2            0.79
                                 DC9-51                       4      Narrowbody     2            0.49
                                 MD11                         3      Widebody       3            6.31
                                 MD82                         2      Narrowbody     3            0.96
                                 MD83                        23      Narrowbody     3           13.15
                                 MD87                         1      Narrowbody     3            0.40
Airbus (11.34%)................  A300-B4-100                  3      Widebody       3            0.46
                                 A300-B4-203                  2      Widebody       3            0.66
                                 A300-C4-203                  1      Widebody       3            0.43
                                 A320-200                    12      Narrowbody     3            9.79
Fokker (6.85%).................  F100                        16      Narrowbody     3            6.85
Bombardier De Havilland
  (4.53%)......................  DHC8-100                     5      Turboprop      3            0.82
                                 DHC8-102                     1      Turboprop      3            0.13
                                 DHC8-300                     6      Turboprop      3            1.45
                                 DHC8-300A                    9      Turboprop      3            2.14
Other (0.78%)..................  METRO-III                    3      Turboprop      3            0.12
                                 ATR42-300                    3      Turboprop      3            0.48
                                 ATR42-320                    1      Turboprop      3            0.18
                                                            ---                                ------
                                                            215                                100.00
                                                            ===                                ======

     The following table sets forth the exposure of the Portfolio as of March 31, 1998 to countries in which lessees are domiciled, calculated by reference to the Appraised Value of the Aircraft at January 23, 1998.

                                                                NUMBER OF    % OF PORTFOLIO BY
COUNTRY(1)                                                      AIRCRAFT      APPRAISED VALUE
----------                                                      ---------    -----------------
Brazil......................................................        15             14.11
United States...............................................        24              9.89
Turkey......................................................        13              8.78
Mexico......................................................        27              8.70
Canada......................................................        16              6.25
United Kingdom..............................................         9              4.71
Colombia....................................................         8              4.65
Spain.......................................................         8              4.56
China.......................................................         6              3.61
Italy.......................................................         5              3.00
Chile.......................................................        10              2.96
Sweden......................................................         2              2.84
Ireland.....................................................         5              2.43
Other Countries (25 countries)..............................        63             21.76
Off-Lease(2)................................................         4              1.76
                                                                   ---            ------
     Total..................................................       215            100.00
                                                                   ===            ======

---------------

(1) Total number of countries = 38

(2) Of the four Aircraft off-lease, two are subject to lease contracts and one is the subject of a non-binding letter of intent to lease and one is expected to be sold for scrap after March 31, 1998.

     The following table sets forth the exposure of the Portfolio by regions in which lessees are domiciled, calculated by reference to number of Aircraft as of March 31, 1998 and the Appraised Value of the Aircraft as of January 23, 1998.

                                                                NUMBER OF    % OF PORTFOLIO BY
REGION                                                          AIRCRAFT      APPRAISED VALUE
------                                                          ---------    -----------------
Europe (excluding CIS Countries)............................        64             35.24
Latin America...............................................        77             34.06
North America...............................................        40             16.14
Asia & Far East.............................................        20             10.42
Africa......................................................         3              1.56
Others (including CIS Countries)............................         3              0.51
Australia & New Zealand.....................................         4              0.30
Off-Lease(1)................................................         4              1.76
                                                                   ---            ------
     Total..................................................       215            100.00
                                                                   ===            ======

---------------

(1) Of the four Aircraft off-lease, two are subject to lease contracts and one is the subject of a non-binding letter of intent to lease and one is expected to be sold for scrap after March 31, 1998.

     The following table sets forth the exposure of the Portfolio by year of aircraft manufacture or conversion to freighter, calculated as of March 31, 1998 by reference to the Appraised Value of the Aircraft as of January 23, 1998.

                                                               NUMBER OF   % OF PORTFOLIO BY
YEAR OF MANUFACTURER/FREIGHTER CONVERSION                      AIRCRAFT     APPRAISED VALUE
-----------------------------------------                      ---------   -----------------
1988........................................................       15             5.10
1989........................................................        9             4.44
1990........................................................       19             9.68
1991........................................................       43            23.43
1992........................................................       54            39.81
1993........................................................        7             3.34
Other.......................................................       68            14.20
                                                                  ---           ------
  Total.....................................................      215           100.00%
                                                                  ===           ======

     The following table sets forth the exposure of the Portfolio by seat category calculated as of March 31, 1998 by reference to the Appraised Value as of January 23, 1998.

                                                                      NUMBER OF   % OF PORTFOLIO BY
SEAT CATEGORY    AIRCRAFT TYPES                                       AIRCRAFT     APPRAISED VALUE
-------------    --------------                                       ---------   -----------------
less than 51     DHC8, Metro-III, ATR42............................       28             5.32
51-90            DC9-14/15.........................................        8             0.19
91-120           B737-200, B737-500, DC9-32/51, MD87, F100.........       68            19.26
121-170          B727-200,B737-300/400, MD82/83, A320-200..........       72            46.22
171-240          B757-200, B767-200ER..............................        4             4.76
241-350          B767-300ER, MD11, A300............................       13            14.71
351 and above    B747-200(1).......................................        1             0.99
Freighter        B737-200C, DC8-71F/73CF...........................       21             8.54
                                                                         ---           ------
                                                                         215           100.00
                                                                         ===           ======

---------------

(1) At March 31, 1998, this Aircraft was undergoing conversion to freighter configuration, which was completed by April 30, 1998.

Further particulars of the Portfolio as of March 31, 1998 (except for Appraised
   Values which are as of January 23, 1998) are contained in the table below.

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                 AIRCRAFT         ENGINE       SERIAL
REGION                     COUNTRY                    LESSEE                       TYPE        CONFIGURATION   NUMBER
------                     -------                    ------                   -------------  ---------------  ------
Africa                     Tunisia                    Nouvelair Tunisie        MD83           JT8D-219         49442
                           Tunisia                    Nouvelair Tunisie        MD83           JT8D-219         49624
                           Tunisia                    Nouvelair Tunisie        MD83           JT8D-219         49672
Asia & Far East            China                      China Southern           B737-500       CFM56-3C1        24897
                           China                      China Southern           B737-500       CFM56-3C1        25182
                           China                      China Southern           B737-500       CFM56-3C1        25183
                           China                      China Southern           B737-500       CFM56-3C1        25188
                           China                      China Southwest          B757-200       RB211-695E4-37   26156
                           China                      Xiamen                   B737-200QC     JT8D-17A         23066
                           India                      Jet Airways              B737-400       CFM56-3C1        24345
                           India                      Jet Airways              B737-400       CFM56-3C1        24687
                           India                      Jet Airways              B737-500       CFM56-3C1        25191
                           Indonesia                  PT Mandala Airlines      B737-200A      JT8D-15          22396
                           Indonesia                  PT Mandala Airlines      B737-200A      JT8D-17A         23023
                           Indonesia                  Sempati                  F100           TAY650-15        11336
                           Indonesia                  Sempati                  F100           TAY650-15        11339
                           Indonesia                  Sempati                  F100           TAY650-15        11347
                           Indonesia                  Sempati(1)               F100           TAY650-15        11266
                           Malaysia                   Air Asia                 B737-300       CFM58-3C1        24907
                           Pakistan                   Pakistan Int. Airline    A300-B4-203    CF6-50C2           269
                           Philippines                Philippine Airlines      B737-300       CFM56-3B1        24770
                           South Korea                Asiana Airlines          B737-400       CFM56-3C1        24493
                           South Korea                Asiana Airlines          B737-400       CFM56-3C1        24520
Australia & New Zealand    Australia                  National Jet Systems     DHC8-100       PW121              229
                           New Zealand                Air Nelson               METRO-III      TPE331-11          705
                           New Zealand                Air Nelson               METRO-III      TPE331-11          711
                           New Zealand                Air Nelson               METRO-III      TPE331-11          712
Europe                     Austria                    Rheintalflug             DHC8-300       PW123              307
                           France                     Air France               A320-200       CFM56-5A3          203
                           France                     Air France               A320-200       CFM56              220
                           France                     Air Liberte, S.A.        MD83           JT8D-219         49943
                           Germany                    Estago
                                                      Anlagen-Vermietungs      MD83           JT8D-219         49620
                           Hungary                    Malev                    B737-200A      JT8D-15          21735
                           Hungary                    Malev                    B737-200A      JT8D-15          22090
                           Hungary                    Malev                    B737-200A      JT8D-17A         22803
                           Hungary                    Malev                    B737-200A      JT8D-17A         22804
                           Hungary                    Malev                    B737-200A      JT8D-15          22979
                           Hungary                    Malev                    B737-400       CFM56-3C1        26069
                           Hungary                    Malev                    B737-400       CFM56-3C1        26071
                           Ireland                    Aer Lingus               B737-400       CFM56-3C1        24689
                           Ireland                    Aer Lingus               B737-400       CFM56-3C1        24690
                           Ireland                    Aer Lingus               B737-400       CFM56-3C1        25180
                           Ireland                    Transaer International   A300-B4-100    CF6-50C2            12
                           Ireland                    Transaer International   A300-B4-100    CF6-50C2            20
                           Italy                      Air One SpA              B737-300       CFM56-3C1        25179
                           Italy                      Air One SpA              B737-300       CFM56-3C1        25187
                           Italy                      Eurofly                  MD83           JT8D-219         49390
                           Italy                      Eurofly                  MD83           JT8D-219         49631
                           Italy                      Meridiana SpA            MD83           JT8D-219         49792
                           Netherlands                Schreiner Airways        DHC8-300       PW123              232
                           Netherlands                Schreiner Airways        DHC8-300A      PW123              276
                           Netherlands                Schreiner Airways        DHC8-300A      PW123              283
                           Netherlands                Schreiner Airways        DHC8-300A      PW123              298
                           Netherlands                Schreiner Airways        DHC8-300A      PW123              300

                                            APPRAISED
                                            VALUE AT
                              DATE OF      JANUARY 23,
                           MANUFACTURE/       1998
REGION                      CONVERSION     (US$000'S)
------                     -------------   -----------
Africa                     29-Apr-87           19,375
                           01-Aug-88           19,433
                           01-Jul-88           20,030
Asia & Far East            26-Feb-91           20,635
                           03-Feb-92           21,513
                           14-Feb-92           21,587
                           12-Mar-92           21,362
                           25-Nov-92           42,410
                           09-Dec-83            8,382
                           01-Jun-89           24,412
                           25-May-90           26,572
                           10-Apr-92           21,267
                           01-Feb-81            6,727
                           30-Mar-83            7,153
                           05-Jun-91           16,367
                           01-Jul-91           16,420
                           01-Oct-91           16,493
                           17-Aug-90           11,889
                           01-Mar-91           24,507
                           11-Aug-83           12,652
                           01-Oct-90           22,962
                           14-Jul-89           24,397
                           21-Dec-89           24,802
Australia & New Zealand    01-Sep-90            7,000
                           01-Aug-88            1,483
                           01-Mar-88            1,490
                           01-Jun-88            1,467
Europe                     01-Dec-91            8,977
                           01-Sep-91           29,520
                           01-Sep-91           29,757
                           01-Jul-91           23,568

                           01-Jul-88           19,772
                           01-Jun-79            5,922
                           01-May-80            6,455
                           14-Feb-83            7,160
                           01-Feb-83            7,120
                           01-Mar-83            6,940
                           02-Nov-92           28,337
                           13-Nov-92           28,298
                           03-Jul-90           26,202
                           01-Jul-90           25,655
                           21-Jan-92           27,480
                           20-May-75            5,850
                           01-Oct-75            6,150
                           12-Feb-92           26,107
                           14-Mar-92           25,767
                           01-Apr-86           19,250
                           14-Jun-89           20,765
                           01-Nov-89           21,118
                           20-Oct-90            8,163
                           13-May-91            8,853
                           01-Sep-91            8,963
                           01-Apr-92            9,202
                           01-Apr-92            9,275


                                                                                 AIRCRAFT         ENGINE       SERIAL
REGION                     COUNTRY                    LESSEE                       TYPE        CONFIGURATION   NUMBER
------                     -------                    ------                   -------------  ---------------  ------
Europe                     Netherlands                Transavia                B737-300       CFM56-3C1        24905
                           Norway                     Wideroe's Flyveselskap
                                                      a/s                      DHC8-300       PW123              293
                           Norway                     Wideroe's Flyveselskap
                                                      a/s                      DHC8-300       PW123              342
                           Spain                      Air Europa               B737-300       CFM56-3B2        23749
                           Spain                      Air Europa               B737-300       CFM56-3B2        23923
                           Spain                      Air Europa               B737-400       CFM56-3C1        24906
                           Spain                      Air Europa               B737-400       CFM56-3C1        24912
                           Spain                      IBERIA(5)                DC8-71F        CFM56-2C1        45945
                           Spain                      Spanair                  MD83           JT8D-219         49626
                           Spain                      Spanair                  MD83           JT8D-219         49709
                           Spain                      Spanair                  MD83           JT8D-219         49938
                           Sweden                     Blue Scandinavia AB      B757-200       RB2110-535E4-37  26151
                           Sweden                     SAS                      B767-300ER     PW4060           25411
                           Switzerland                Edelweiss Air AG         MD83           JT8D-219         49935
                           Switzerland                Edelweiss Air AG         MD83           JT8D-219         49951
                           Turkey                     Istanbul                 B737-400       CFM56-3C1        24683
                           Turkey                     Istanbul                 B737-400       CFM56-3C1        24691
                           Turkey                     MNG Airlines             A300-C4-203    CF6-50C2            83
                           Turkey                     Pegasus                  B737-400       CFM56-3C1        24684
                           Turkey                     Pegasus                  B737-400       CFM56-3C1        26081
                           Turkey                     Sun Express              B737-400       CFM56-3C1        25190
                           Turkey                     Turk Hava Yollari        B737-400       CFM56-3C1        24917
                           Turkey                     Turk Hava Yollari        B737-400       CFM56-3C1        25181
                           Turkey                     Turk Hava Yollari        B737-400       CFM56-3C1        25184
                           Turkey                     Turk Hava Yollari        B737-400       CFM56-3C1        25261
                           Turkey                     Turk Hava Yollari        B737-500       CFM56-3C1        25288
                           Turkey                     Turk Hava Yollari        B737-500       CFM56-3C1        25289
                           Turkey                     Turk Hava Yollari        B737-400       CFM56-3C1        26065
                           United Kingdom             Airtours International   A320-200       CFM56              294
                           United Kingdom             Airtours International   A320-200       CFM56              301
                           United Kingdom             Airtours International   A320-200       CFM56              348
                           United Kingdom             Airtours International   A320-200       CFM56-5A3          349
                           United Kingdom             British Midland          B737-500       CFM56-3C1        25185
                           United Kingdom             Brymon Airways           DHC8-300A      PW123              296
                           United Kingdom             Brymon Airways           DHC8-300       PW123              334
                           United Kingdom             Titan Airways            ATR42-300      PW120              109
                           United Kingdom             Titan Airways            ATR42-300      PW120              113
Latin America              Antigua                    Liat                     DHC8-102       PW120-A            113
                           Antigua                    Liat                     DHC8-100       PW120-A            140
                           Antigua                    Liat                     DHC8-100       PW120-A            144
                           Antigua                    Liat(4)                  DHC8-100       PW120-A            270
                           Argentina                  Aerolineas Argentinas    B737-200A      JT8D-17          21192
                           Argentina                  LAPA                     B737-200A      JT8D-17          21193
                           Argentina                  LAPA                     B737-200A      JT8D-17          21196
                           Argentina                  LAPA                     B737-200A      JT8D-15          22278
                           Argentina                  LAPA                     B737-200A      JT8D-15          22368
                           Argentina                  LAPA                     B737-200A      JT8D-15          22369
                           Argentina                  LAPA                     B737-200A      JT8D-15          22633
                           Argentina                  LAPA                     B737-200QC     JT8D-17A         23065
                           Aruba                      Air Aruba                MD83           JT8D-219         49950
                           Brazil                     Rio Sul                  B737-500       CFM56-3C1        25186
                           Brazil                     Rio Sul                  B737-500       CFM56-3C1        25192
                           Brazil                     Rio Sul                  B737-500       CFM56-3C1        26075
                           Brazil                     TAM                      F100           TAY650-15        11304
                           Brazil                     TAM                      F100           TAY650-15        11305
                           Brazil                     TAM                      F100           TAY650-15        11371
                           Brazil                     TAM (Meridionais)        F100           TAY650-15        11284
                           Brazil                     TAM (Meridionais)        F100           TAY650-15        11285
                           Brazil                     TAM (Meridionais)        F100           TAY650-15        11348

                                            APPRAISED
                                            VALUE AT
                              DATE OF      JANUARY 23,
                           MANUFACTURE/       1998
REGION                      CONVERSION     (US$000'S)
------                     -------------   -----------
Europe                     01-Feb-91           24,723

                           01-Oct-91            9,077

                           01-Dec-92           10,435
                           01-May-87           20,337
                           01-Apr-88           21,730
                           24-Feb-91           26,300
                           14-Jun-91           26,347
                           19-May-92           15,322
                           22-Oct-88           19,378
                           01-Dec-88           19,930
                           01-Dec-90           22,325
                           23-Jul-92           42,303
                           15-Jan-92           64,820
                           26-Sep-90           22,175
                           25-Aug-91           23,183
                           07-Aug-90           25,695
                           09-Aug-90           25,757
                           01-May-79           16,145
                           01-Apr-90           25,677
                           10-Mar-93           29,003
                           07-Apr-92           27,992
                           24-Jun-91           26,838
                           03-Feb-92           27,658
                           02-Mar-92           27,748
                           09-Apr-92           27,807
                           16-Jun-92           21,300
                           12-Jun-92           21,297
                           01-May-92           27,923
                           02-Apr-92           31,642
                           22-Apr-92           31,415
                           17-Jun-92           31,157
                           30-Oct-92           31,707
                           18-Feb-92           21,207
                           01-Oct-91            9,283
                           08-Oct-92            9,920
                           14-Oct-88            5,513
                           18-Nov-88            5,537
Latin America              01-Sep-88            4,922
                           01-Mar-89            5,160
                           01-Mar-89            5,590
                           01-May-91            6,337
                           01-Mar-76            4,742
                           01-Jul-76            4,628
                           01-Jul-76            4,680
                           19-Mar-80            6,048
                           01-Sep-80            6,187
                           01-Sep-80            6,468
                           01-Mar-81            7,243
                           15-Oct-96            8,263
                           01-Nov-91           23,552
                           11-Mar-92           21,188
                           14-Apr-92           21,158
                           23-Oct-92           21,613
                           27-Feb-91           16,000
                           19-Apr-91           16,127
                           19-Dec-91           17,050
                           31-Jul-90           15,683
                           01-Aug-90           15,658
                           06-Aug-91           16,553


                                                                                 AIRCRAFT         ENGINE       SERIAL
REGION                     COUNTRY                    LESSEE                       TYPE        CONFIGURATION   NUMBER
------                     -------                    ------                   -------------  ---------------  ------
Latin America              Brazil                     Transbrasil              B767-300ER     PW4060           24948
                           Brazil                     Transbrasil              B767-200ER     PW4056           25421
                           Brazil                     VARIG                    MD11           CF6-80C2-D1F     48499
                           Brazil                     VARIG                    MD11           CF6-80C2-D1F     48500
                           Brazil                     VARIG                    MD11           CF6-80C2-D1F     48501
                           Brazil                     VARIG(1)                 B737-300       CFM56-3B2        26852
                           Chile                      Fast Air(5)              DC8-71F        CFM56-2C1        45810
                           Chile                      Fast Air(5)              DC8-71F        CFM56-2C1        45970
                           Chile                      Fast Air(5)              DC8-71F        CFM56-2C1        45976
                           Chile                      Fast Air(5)              DC8-71F        CFM56-2C1        45996
                           Chile                      Fast Air(5)              DC8-71F        CFM56-2C1        45997
                           Chile                      Lan Chile Airlines       B737-200A      JT8D-15          21960
                           Chile                      Lan Chile Airlines       B737-200A      JT8D-15          22397
                           Chile                      Lan Chile Airlines       B737-200A      JT8D-17A         22407
                           Chile                      Lan Chile Airlines       B737-200A      JT8D-15          22632
                           Chile                      Lan Chile Airlines       B737-200A      JT8D-17A         23024
                           Colombia                   ACES                     ATR42-320      PW121-5A1          284
                           Colombia                   Avianca                  B757-200       RB211-535E4-37   26154
                           Colombia                   Avianca                  MD83           JT8D-219         49939
                           Colombia                   Avianca                  MD83           JT8D-219         49946
                           Colombia                   Avianca                  MD83           JT8D-219         53120
                           Colombia                   Avianca                  MD83           JT8D-219         53125
                           Colombia                   Tampa(5)                 DC8-71F        CFM56-2C1        45849
                           Colombia                   Tampa(5)                 DC8-71F        CFM56-2C1        46066
                           Mexico                     Aerocalifornia           DC9-14         JT8D-7B          45736
                           Mexico                     Aerocalifornia           DC9-14         JT8D-7B          45743
                           Mexico                     Aerocalifornia           DC9-15         JT8D-7A          45785
                           Mexico                     Aerocalifornia           DC9-15         JT8D-7B          45786
                           Mexico                     Aerocalifornia           DC9-15         JT8D-7A          47059
                           Mexico                     Aerocalifornia           DC9-15         JT8D-7A          47085
                           Mexico                     Aerocalifornia           DC9-15         JT8D-7A          47122
                           Mexico                     Aerocalifornia           DC9-15         JT8D-7A          47126
                           Mexico                     Aeromexico               B767-300ER     PW4060           26200
                           Mexico                     Aeromexico               B767-300ER     PW4060           26204
                           Mexico                     Aeromexico               DC9-32         JT8D-17          48125
                           Mexico                     Aeromexico               DC9-32         JT8D-17          48126
                           Mexico                     Aeromexico               DC9-32         JT8D-17          48127
                           Mexico                     Aeromexico               DC9-32         JT8D-17          48128
                           Mexico                     Aeromexico               DC9-32         JT8D-17          48129
                           Mexico                     Aeromexico               DC9-32         JT8D-17          48130
                           Mexico                     Aeromexico               MD82           JT8D-217         49660
                           Mexico                     Aeromexico               MD82           JT8D-217A        49667
                           Mexico                     Aeromexico               MD87           JT8D-219         49673
                           Mexico                     Mexicana                 F100           TAY650-15        11309
                           Mexico                     Mexicana                 F100           TAY650-15        11319
                           Mexico                     Mexicana                 F100           TAY650-15        11374
                           Mexico                     Mexicana                 F100           TAY650-15        11375
                           Mexico                     Mexicana                 F100           TAY650-15        11382
                           Mexico                     Mexicana                 F100           TAY650-15        11384
                           Mexico                     Mexicana                 B727-200A      JT8D-17R         21346
                           Mexico                     Mexicana                 B727-200A      JT8D-17R         21600
                           Netherlands Antilles       ALM                      DHC8-300C      PW123              230
                           Netherlands Antilles       ALM                      DHC8-300C      PW123              242
                           Peru                       Aerosanta                B737-200A      JT8D-17          21206
                           Trinidad & Tobago          BWIA International       MD83           JT8D-219         49789
North America              Canada                     BOMBARDIER INC           DHC8-300       PW123              244
                           Canada                     BOMBARDIER INC           DHC8-300A      PW123              266
                           Canada                     BOMBARDIER INC           DHC8-300A      PW123              267
                           Canada                     Canadian Airlines        A320-200       CFM56-5A1          174

                                            APPRAISED
                                            VALUE AT
                              DATE OF      JANUARY 23,
                           MANUFACTURE/       1998
REGION                      CONVERSION     (US$000'S)
------                     -------------   -----------
Latin America              19-Jul-91           62,190
                           14-Jan-92           52,783
                           31-Dec-91           77,133
                           01-Mar-92           79,643
                           01-Sep-92           80,740
                           20-Apr-92           17,846
                           09-Apr-92           15,865
                           15-Oct-92           15,532
                           10-Aug-91           16,482
                           29-Oct-92           15,983
                           07-Dec-93           15,388
                           01-Mar-80            6,007
                           01-Feb-81            6,418
                           01-Sep-80            6,740
                           01-Feb-82            6,225
                           01-May-83            6,707
                           01-Jan-92            6,943
                           22-Sep-92           41,807
                           26-Oct-90           22,422
                           18-Jul-91           23,077
                           29-Jul-92           23,957
                           02-Apr-92           24,037
                           09-Mar-91           16,495
                           24-Apr-91           16,283
                           01-Aug-66              983
                           01-May-66              840
                           01-Nov-66              892
                           01-Mar-67            1,035
                           01-May-67              887
                           01-Jul-67              887
                           01-Dec-67              853
                           01-Oct-68              933
                           01-Sep-92           65,537
                           01-Oct-92           65,965
                           01-Apr-80            4,840
                           01-Apr-80            4,860
                           01-Jul-80            4,850
                           01-Aug-80            4,903
                           01-Nov-80            4,938
                           01-Dec-80            5,195
                           01-Mar-88           18,128
                           21-Jan-88           18,065
                           01-Dec-88           15,048
                           16-May-91           16,007
                           05-Apr-91           15,962
                           20-Jan-92           16,920
                           01-Dec-92           16,977
                           01-Jan-93           16,970
                           01-Jan-93           17,030
                           01-Oct-80            4,093
                           01-Nov-80            4,062
                           01-Feb-91            8,730
                           01-Nov-90            8,633
                           26-Feb-76            4,940
                           23-Sep-89           21,352
North America              01-Dec-90            8,075
                           20-Mar-91            8,717
                           04-Apr-91            8,772
                           1-Apr-91            29,438


                                                                                 AIRCRAFT         ENGINE       SERIAL
REGION                     COUNTRY                    LESSEE                       TYPE        CONFIGURATION   NUMBER
------                     -------                    ------                   -------------  ---------------  ------
North America              Canada                     Canadian Airlines        A320-200       CFM56-5A1          175
                           Canada                     Canadian Airlines        A320-200       CFM56-5A1          232
                           Canada                     Canadian Airlines        A320-200       CFM56-5A1          284
                           Canada                     Canadian Airlines        A320-200       CFM56-5A1          309
                           Canada                     Canadian Airlines        A320-200       CFM56-5A1          404
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          20922
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          20958
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          20959
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          21115
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          21639
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          21712
                           Canada                     Canadian Airlines(1)     B737-200A      JT8D-9A          22873
                           United States of America   Alleghany Airlines       DHC8-100       PW121              258
                           United States of America   America West             B737-300       CFM56-3B1        23499
                           United States of America   America West             B737-300       CFM56-3B1        23500
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45811
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45813
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45946
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45971
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45973
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45978
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45993
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45994
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        45998
                           United States of America   Burlington Air
                                                      Express(5)               DC8-71F        CFM56-2C1        46065
                           United States of America   Frontier                 B737-300       CFM56-3B1        23177
                           United States of America   Hawaiian Airlines        DC9-51         JT8D-17          47742
                           United States of America   Hawaiian Airlines        DC9-51         JT8D-17          47784
                           United States of America   Hawaiian Airlines        DC9-51         JT8D-17          47796
                           United States of America   Hawaiian Airlines        DC9-51         JT8D-17          48122
                           United States of America   Idefix                   ATR42-300      PW120              249
                           United States of America   Reno Air                 MD-83          JT8D-219         49941
                           United States of America   Reno Air                 MD-83          JT8D-219         49949
                           United States of America   SAT(5)                   DC8-73CF       CFM56-2C1        46091
                           United States of America   Tower Air(4)             B747-200BC     JT9D-7Q          21730
                           United States of America   TWA                      MD83           JT8D-219         49575
Others                     Cyprus                     Fornax Aircraft Leasing  B737-200A      JT8D-17          21685
                           Lithuania                  Lithuanian Airlines      B737-200A      JT8D-15          22453
                           Ukraine                    Ukraine International    B737-200A      JT8D-17A         22802
Off Lease                                             Off Lease                A300-B4-100    CF6-50C2             9
                                                      Off Lease - Lease
                                                      Spanair (3)              MD83           JT8D-219         49336
                                                      Off Lease - Lease
                                                      Transaer (3)             A300-B4-203    CF6-50C2           131
                                                      Off Lease - Lease LOI
                                                      Travel Servis (2)        B737-400       CFM56-3C1        24911

                                            APPRAISED
                                            VALUE AT
                              DATE OF      JANUARY 23,
                           MANUFACTURE/       1998
REGION                      CONVERSION     (US$000'S)
------                     -------------   -----------
North America              01-Apr-91           29,422
                           01-Oct-91           29,547
                           09-Mar-92           30,552
                           13-May-92           30,457
                           01-Jan-94           34,267
                           01-Aug-74            2,082
                           01-Jan-75            2,397
                           01-Nov-74            2,397
                           01-Dec-75            2,897
                           01-Nov-78            4,119
                           01-Feb-79            4,510
                           01-Jul-82            7,837
                           01-Jan-91            6,700
                           01-Jun-88           20,983
                           01-Jun-88           20,592
                           30-May-91           15,263
                           28-Apr-92           16,013
                           23-Apr-92           15,733
                           13-Feb-92           15,907
                           27-Feb-92           15,880
                           23-Apr-93           16,068
                           23-Jun-93           16,068
                           01-Sep-94           15,708
                           21-May-93           15,273
                           12-Jan-92           16,107
                           01-Apr-86           18,808
                           01-Jun-77            4,162
                           01-May-79            4,562
                           01-Apr-79            4,632
                           26-Jan-81            5,173
                           01-Jun-91            6,997
                           01-Dec-90           22,170
                           05-Aug-91           23,100
                           01-Dec-89           19,723
                           07-Jun-79           37,473
                           01-Oct-87           19,363
Others                     01-Jan-79            5,737
                           01-Mar-81            6,165
                           01-Feb-83            7,373
Off Lease                  26-Dec-74            5,200
                           05-Oct-90           22,012
                           07-Feb-81           12,135
                           01-Apr-91           26,843
                                            ---------
                                            3,766,296
                                            =========

---------------

(1) Aircraft Lease Receivable Book Values are used for the Aircraft subject to Finance Leases (9 in total) rather than the Appraised Values of these Aircraft.

(2) "Lease LOI" denotes Aircraft subject to non-binding Letter of Intent for operating lease. This Aircraft was delivered to the lessee subsequent to March 31, 1998.

(3) These Aircraft are subject to lease contracts and are scheduled for delivery to the relevant lessee after March 31, 1998.

(4) As these Aircraft only became subject to Finance Leases (2 in total) subsequent to January 23, 1998, they have been included at their Appraised Values.

(5) The following table sets forth the date of original manufacture for the Aircraft that were converted to freighter Aircraft:

                                     DATE OF
SERIAL NO.                         MANUFACTURE
----------                         -----------
45810............................    May-67
45811............................    Aug-67
45813............................    Jan-67
45849............................    Apr-67
45945............................    Mar-68
45946............................    Mar-68
45970............................    Mar-68
45971............................    May-68
45973............................    May-68
45976............................    Jul-68

                                     DATE OF
SERIAL NO.                         MANUFACTURE
----------                         -----------
45978............................    Jul-68
45993............................    Aug-68
45994............................    Aug-68
45996............................    Oct-68
45997............................    Oct-68
45998............................    Oct-68
46065............................    Jun-69
46066............................    Jun-69
46091............................    Apr-70

APPRAISALS

     The Appraisers have provided Appraisals (without physical inspection) of the value of each of the Aircraft at normal utilization rates in an open, unrestricted and stable market as of January 23, 1998, adjusted to account for the reported maintenance standard of the Aircraft. The Appraisals do not reflect the value of the leases, Maintenance Reserves, Security Deposits or other Related Collateral, if any. The Appraisals explain the methodology used to determine the values for the Aircraft. Based on the Appraisals, the aggregate Base Values calculated by each of the three Appraisers based on a Portfolio of 215 Aircraft are $3,909 million in the case of BK Associates, Inc., $3,887 million in the case of Aircraft Information Services, Inc. and $3,545 million in the case of Airclaims Limited ($3,992 million, $3,980 million and $3,648 million, respectively, if the six Aircraft which were delivered to Emery during April 1998 are included in the Portfolio). The aggregate Appraised Value of the Aircraft is $3,766 million ($3,859 million if the six Aircraft which were delivered to Emery during April 1998 are included in the Portfolio), which is approximately $14 million lower than the average of the aggregate Base Values calculated by the three Appraisers because Aircraft subject to finance leases have been included in the computation of the Appraised Value of the Portfolio at Airplanes Group's net book value (which represents the value of amounts payable by the finance lessees) rather than the Aircraft's Base Value. Airplanes Group believes that, due to current excess supply of certain aircraft in the market, including in particular certain turboprop, Stage 2 and older wide-body aircraft, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than, the Appraised Value. Furthermore, neither the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale would be substantially less than even the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, there can be no assurance that Airplanes Group would not have to sell one or more Aircraft in a distress sale situation at prices significantly less than their Appraised Value.

     Rental rates and aircraft values depend on a number of factors that are not within the control of Airplanes Group. See "-- Risk Factors -- Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft" and "-- Risk of Decline in Aircraft Values" and "-- Risks Relating to the Leases -- Risk of Decline in Rental Rates" above.

     The standards of maintenance observed by the lessees and the condition of the Aircraft at the time of sale may also affect the rental rates and values of the Aircraft. Under each existing lease, it is the responsibility of the lessee to maintain the Aircraft and to comply with all governmental requirements applicable to such lessee or the Aircraft, including, without limitation, operational, maintenance and registration requirements, and, in most cases, manufacturer recommendations, although in certain cases the lessor has agreed to participate in the cost of certain required modifications to the Aircraft. For a description of general economic and industry specific factors affecting rental rates and aircraft values, as well as certain risks associated with a lessee's failing to perform its obligations under a lease, see "-- Risk Factors -- Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft" and "-- Risk of Decline in Aircraft Values" and "-- Risks Relating to the Leases -- Risk of Decline in Rental Rates" and "-- Failure to Perform Aircraft Maintenance" above.

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

     Certain of the leases require the lessee to pay cash Maintenance Reserves (approximately 56% of the leases by Appraised Value) or to provide maintenance letters of credit or guarantees (approximately 10% of the leases by Appraised Value) or a combination of both (approximately 2% of the leases by Appraised Value). With respect to other leases, there is a specific redelivery condition whereby the lessor relies on the credit of the lessee and the ability of the lessee to comply with the maintenance requirements.

     At least 90% of the leases provide for the Aircraft to be redelivered in a specified condition upon expiration of the lease and/or stipulate the payments to be made by the lessee to the lessor or, in certain cases, by the lessor to the lessee to reflect the extent to which the actual redelivery condition of the Aircraft falls below or exceeds the redelivery condition specified in the lease.

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

     Many of the leases require the lessees to pay maintenance reserves or "supplemental rent" amounts in respect of their obligations to maintain the Aircraft. Generally, each such lease in the Portfolio bears an associated liability on the part of the lessor to reimburse the lessee for maintenance performed on the Aircraft, engines or parts. The obligation of Airplanes Group to lessees not funded by reserves with respect to maintenance is included within expenses and thus ranks in priority to any payments on the Notes. At March 31, 1998, Airplanes Group recorded approximately $315 million of maintenance reserve liabilities. A Liquidity Reserve Amount of approximately $174.4 million is currently maintained in the Collection Account of which $80 million relates to the Maintenance Reserve Amount. Airplanes Group believes, following consultation with the Administrative Agent, that this amount of $80 million, together with projected future maintenance payments under the leases, will be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined by Airplanes Group and GPA Group to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, GPA's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

     There can be no assurance, however, that Airplanes Group's maintenance requirements will correspond to historical experience or the industry's experience overall, particularly as the Aircraft get older. Furthermore there can be no assurance that actual maintenance payments by lessees and other cash received by Airplanes Group will not be significantly less than projected. Actual maintenance payments by lessees will depend upon numerous factors including defaults and the ability of Airplanes Group to obtain satisfactory maintenance terms in leases. An increasing number of leases do not provide for any maintenance payments to be made by lessees as security for their maintenance obligations. Any significant variations in such factors may materially adversely affect the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the Notes.

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

THE LESSEES

     As of March 31, 1998, there were 75 lessees in 38 countries throughout the world.

     Despite the continued economic recovery in the air transport industry over the last two years, a number of the lessees remain in a relatively weak financial position and there can be no assurance that the rate of lessee defaults will not increase in the future. As of March 31, 1998, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and certain cash in transit) amounted to $13.5 million in respect of 25 lessees (who had a combined total of 85 Aircraft on lease as of such date) and one former lessee ($1.7 million of the $13.5 million related to this former lessee). Of the total $13.5 million, $2.7 million was in arrears for a period greater than 30 days, $1.8 million was in arrears for a period greater than 60 days and $9.0 million was in arrears for a period greater than 90 days. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their respective Rental Payments and/or are known to be currently experiencing financial difficulties. As of March 31, 1998, in addition to the $13.5 million in respect of payments past due more than 30 days, five further lessees were being allowed deferrals of rent, maintenance and miscellaneous payments totaling $13.3 million. Of the total $13.3 million, $0.2 million was outstanding for greater than 60 days and $13.1 million was outstanding for greater than 90 days. Such lessees are being allowed deferrals of rentals, maintenance and miscellaneous payments for periods of up to 70 months.

     In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months. In certain circumstances, rescheduling arrangements for periods between 12 months and 60 months have been agreed. In addition, certain restructurings have involved voluntary terminations of leases prior to lease expiration, the replacement of Aircraft with less expensive aircraft and the arrangement of sub-leases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess Aircraft from lessees which have defaulted and re-lease the Aircraft to other lessees. The premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with Swap Providers. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Management".

     Of the $13.5 million in arrears greater than 30 days, $4.0 million represented arrears with respect to the two Indonesian lessees operating four Fokker 100 Aircraft and two B737-200A Aircraft. The four Fokker 100 Aircraft and one of the B737-200A Aircraft have been recovered from the lessees and Airplanes Group is in the process of terminating the related leases. Airplanes Group expects to incur significant costs in restoring the Aircraft to a suitable technical condition for re-lease which costs have been estimated at $10 million and have been provided for in the Financial Statements as at March 31, 1998.

     The most significant deferrals, rescheduled amounts and difficult accounts, as of March 31, 1998, are referred to below. See "-- Risk of Regional Economic Downturns Affecting Lessee Financial Condition --".

Latin America

     Lessees with respect to 34.06% of the Aircraft by Appraised Value operate in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be in part dependent on the general level of political stability and economic activity and policies in those countries. Although certain countries in Latin America have experienced substantial improvement in their economies in the past several years which has resulted in increased political stability and overall increased economic growth, there can be no assurance that such progress can be maintained or that further progress will be made. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material effect on lessee operations in those countries.

     Brazil

     In October 1997, Brazil experienced significant downturns in its financial markets, with large decreases in financial asset prices and considerable pressure for a devaluation of the Brazilian currency. The loss of confidence in the Brazilian markets and currency has been associated with the economic crises currently affecting "emerging markets" in Asia. See "-- Asia Pacific Concentration" below. The Brazilian government has responded to these pressures with a series of austerity measures including increased interest rates, public spending cuts and tax increases. These measures led to widespread expectations that economic growth in Brazil will be significantly reduced in 1998 with the real possibility of a recession that could adversely affect the operations of Airplanes Group's Brazilian customers.

     At March 31, 1998, 15 Aircraft (or 14.11% of Airplanes Group's Portfolio by Appraised Value) were leased to four Brazilian lessees. At March 31, 1998, Airplanes Group had four Aircraft on lease to Varig (which included three MD11s and one B737-300) representing 6.78% of the Portfolio by Appraised Value. Since March 31, 1998, Varig exercised its option to purchase the B737-300 Aircraft, which delivered on May 29, 1998. In 1994, GPA entered into a rescheduling agreement with Varig to reschedule the repayment of $14 million in arrears over a 48 month period. Airplanes Group assumed part of GPA's rights and obligations under such agreement as part of the Acquisition. GPA signed this formal deferral agreement in January 1995, under which all deferred obligations are due to be repaid by April 1999. At March 31, 1998, the amounts outstanding for a period greater than 90 days in respect of Varig's deferred obligations to Airplanes Group were approximately $0.55 million. Also at March 31, 1998, there were amounts outstanding of $0.27 million for a period greater than 30 days in respect of one of the other three Brazilian lessees (of which $0.25 million was outstanding for a period greater than 90 days). As at September 30, 1997, Airplanes Group had six Fokker 100 Aircraft on lease to a Brazilian lessee, with an average remaining lease term of 29 months. During the month ended October 31, 1997 all six leases were restructured. In consideration for an extension of the leases for 119 months, the revised terms of the leases include rental rates reduced by approximately 24%, no maintenance reserve payments and the return by Airplanes Group of all previously paid maintenance reserves within 12 months.

     Mexico

     Mexico continues to be a significant market for aircraft, and at March 31, 1998, 27 Aircraft representing 8.70% of the Portfolio by Appraised Value, were being operated by three Mexican operators. In December 1996, a restructuring was completed with one Mexican lessee, Aerocalifornia, which operates eight Aircraft representing 0.19% of the Portfolio by Appraised Value. These Aircraft are subject to operating leases with options to purchase the Aircraft on lease expiry. Under the restructuring agreement, all repayments were to be made over the six month period ending June 30, 1997, after which title to the Aircraft would transfer to the lessee under the terms of the finance leases. The lessee failed to comply with its obligations under this agreement. A revised agreement was entered into during January 1998 under which the lessee agreed to repay the outstanding balance by April 1998. Since March 31, 1998, the lessee has repaid all its obligations under this agreement and title to the Aircraft is expected to be transferred to this lessee during June 1998. In January 1996, a formal deferral arrangement was signed with Mexicana, another Mexican lessee which operates eight Aircraft representing 2.87% of the Portfolio by Appraised Value. Mexicana has agreed to repay its obligations over the four year period ending December 31, 1999. At March 31, 1998, the amounts outstanding for a period greater than 30 days in respect of Mexicana's deferred balance were $5.20 million (all of which was outstanding for a period greater than 90 days). The third Mexican lessee has performed satisfactorily in the year ended March 31, 1998 and had no amounts outstanding for a period greater than 30 days at March 31, 1998.

North America

     North America is an important market for Airplanes Group's Aircraft with 16.14% of the Portfolio by Appraised Value being operated in this region. At March 31, 1998, Airplanes Group had 24 Aircraft (or 9.89% of the Portfolio by Appraised Value) on lease to ten U.S.-based aircraft operators and 16 Aircraft (or 6.25% of the Portfolio by Appraised Value) on lease to two Canadian aircraft operators. Airline industry profitability in

North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity, leading to a significant increase in load factors. In 1996 and early 1997 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing robust industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labor cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective existing leases.

     In December 1996, Canadian Airlines, Airplanes Group's third largest lessee at March 31, 1998 by Appraised Value, approached its creditors including Airplanes Group with proposals to reschedule its obligations. Canadian Airlines indicated that this approach was part of a general plan designed to address its financial difficulties. Airplanes Group has 13 Aircraft on lease to Canadian Airlines, consisting of six A320s on operating leases and seven 737-200A Aircraft on finance leases. After a series of negotiations between GECAS, as Servicer to Airplanes Group, and Canadian Airlines, agreement in principle was reached on a rescheduling plan which granted Canadian Airlines a deferral of operating lease rentals for a three month period from December 1996 to February 1997 and a deferral of finance lease principal payments in respect of six of the seven Aircraft on finance leases, for the six month period from December 1996 to May 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. The agreement in principle resulted in a loss of cashflow to Airplanes Group of approximately $6.40 million over the six months to May 1997.

     Airplanes Group has its only B747-200BC (0.99% of the Portfolio by Appraised Value) on lease to Tower Air. During March 1998, Airplanes Group and Tower Air reached an agreement which allowed Tower Air a deferral of their security deposit and of two months rental. These deferrals are all scheduled to be repaid by September 1998. In addition, during September 1997, in consideration for Tower Air extending the lease term to 180 months with revised rental rates, Airplanes Group agreed to a cargo conversion of the Aircraft at a cost of approximately $10 million, which was completed by April 1998.

Asia

     As of March 31, 1998, 20 Aircraft representing 10.42% of the Portfolio by Appraised Value were on lease to 10 aircraft operators in this region. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and internationally organized financial stability measures. The economic difficulties in Indonesia have recently resulted in civil disturbances and a change in government in that country. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time will have an adverse impact on global aircraft demand.

     At March 31, 1998, six Aircraft (or 1.99% of the Portfolio by Appraised Value) were on lease to two aircraft operators in Indonesia. One Indonesian lessee (the lessee of four Fokker 100 Aircraft comprising 1.62% of the Portfolio by Appraised Value) was already experiencing financial difficulties prior to the current regional economic difficulties. This lessee, which had been restructured as recently as December 1996, had $3.38 million outstanding for a period of greater than 30 days at March 31, 1998. Since March 31, 1998, all four Aircraft have been recovered from the lessee and deregistered. Airplanes Group is in the process of terminating the related leases. Airplanes Group's other Indonesian lessee (the lessor of two B737-200A Aircraft comprising 0.37% of the Portfolio by Appraised Value) has also fallen into arrears with its payment obligations and has requested a partial deferral of its rental. Airplanes Group has recovered possession of one of the B737-200A Aircraft since March 31, 1998 and GECAS, as Servicer, is in discussion with the lessee in respect of the second B737-200A. Airplanes Group may encounter delays or difficulties in recovering possession of the Aircraft or terminating such leases. See "Risk Factors--Risk of Lessee Default--Inability to Terminate leases or Repossess Aircraft". The estimated technical costs of an aggregate amount of $10 million required to ensure that the Aircraft recovered from Indonesian lessees are in suitable condition for re-leasing have been provided for in the Financial Statements as at March 31, 1998. Finally, given the recent significant reductions in realizable rental rates on Fokker 100 aircraft, it may prove difficult to place the recovered Fokker 100 Aircraft. See "Risk Factors--Aircraft Risks--Risk of Decline in Aircraft Values" and "Risk Factors--Risks Relating to the Leases--Inability to Re-Lease Aircraft on Favourable Terms".

Europe (excluding CIS)

     As of March 31, 1998, 64 Aircraft representing 35.24% of the Portfolio by Appraised Value were on lease to 28 aircraft operators in this region. The commercial aviation industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which such lessees operate. A recession or other worsening of economic conditions in one or more of these countries may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of such lessees.

Additional Considerations

     In addition, certain lessees have experienced periodic difficulties in meeting their maintenance obligations under the related leases. Such difficulties have arisen from, inter alia, the failure of the applicable lessee to have in place a sufficiently well established maintenance program, adverse climate and other environmental conditions in the locations where such related Aircraft are operated or financial and labor difficulties experienced by the relevant lessee. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease: (a) could result in a grounding of the Aircraft; (b) in the event of a re-lease of such Aircraft would likely cause Airplanes Group to incur costs, which may be substantial, in restoring such Aircraft to an acceptable maintenance condition; and (c) would be likely adversely to affect the value of the Aircraft.

DOWNTIME

     At March 31, 1998, four Aircraft were off-lease. Of these Aircraft, two are the subject of lease contracts, one is the subject of a non-binding letter of intent to lease and one is expected to be sold for scrap after March 31, 1998.

PURCHASE OPTIONS

     At March 31, 1998, lessees with respect to 63 Aircraft had the benefit of options to purchase Aircraft at various dates between 1998 and 2004 at prices generally at or above their estimated appraised value at the exercise date. Since March 31, 1998 one lessee exercised its option to purchase one B737-300 Aircraft, which delivered on May 29, 1998. Five lessees with respect to 20 Aircraft, representing 8.28% of the Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated appraised value at the option exercise date. (For the purposes of this analysis, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from January 23, 1998 to the option exercise date from the Appraised Value of each Aircraft).

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

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral".

ITEM 3.  LEGAL PROCEEDINGS

     On November 5, 1992, GPA obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with GPA. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting GPA repossession and export of the Repossessed Assets. GPA was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between GPA and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against GPA in lieu of the return of the Repossessed Assets. GPA has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and the Federal Supreme Court. In addition, GPA has filed a writ of mandamus with the High Court seeking to overturn the decision of the High Court and has sought a stay on the decision pending its appeals.

     Seven of the thirteen aircraft which were repossessed by GPA from VASP following the 1992 injunction and the 1993 decision are in the Portfolio, although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings. VASP sought to serve GPA with the notice requiring return of the Repossessed Assets within thirty days of the notice. However, the High Court has referred all matters concerning the notice to a lower court. Should VASP commence any action before the lower court in respect of the notice, GPA has advised Airplanes Group that it will challenge a number of matters relating to the notice, including its validity. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgment having sought repossession rather than damages.

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

     AeroUSA and AeroUSA 3 have in the past filed, and will continue to file, U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by GPA, Inc. and its subsidiaries. GPA Group believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial condition of AeroUSA.

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

TITLE OF CLASS                NAME AND ADDRESS                         NUMBER OF SHARES   PERCENT OF CLASS
--------------                ----------------                         ----------------   ----------------
Common Stock................  Mourant & Co. Trustees Limited,             10 Shares         33 1/3%
                              as trustee of Holdings Trust I
                              22 Grenville Street
                              St. Helier
                              Jersey, Channel Islands
Common Stock................  Mourant & Co. Trustees Limited,             10 Shares         33 1/3%
                              as trustee of Holdings Trust II
                              22 Grenville Street
                              St. Helier
                              Jersey, Channel Islands
Common Stock................  Mourant & Co. Trustees Limited,             10 Shares         33 1/3%
                              as trustee of Holdings Trust III
                              22 Grenville Street
                              St. Helier
                              Jersey, Channel Islands

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

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five-year period ended March 31, 1998 have been extracted from the audited financial statements of Airplanes Limited and Airplanes Trust, which have been audited by KPMG -- Dublin, Ireland, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The audited financial statements of Airplanes Limited and Airplanes Trust as at March 31, 1997 and 1998, and for each of the years ended March 31, 1996, 1997 and 1998 are included elsewhere in this Report on Form 10-K (the "Financial Statements").

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

     Aircraft assets are stated on the predecessor cost basis (i.e., reflecting GPA's historical cost less accumulated depreciation). As at the date of the Underwritten Offering GPA held substantially all of the Class E Notes through which it has access to certain of the benefits inherent in the Aircraft. The difference between such predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of Total Shareholders' Deficit in the Combined Balance Sheet Data. Upon completion of the MOU Transaction, GE Capital will acquire GPA's economic interest in the Airplanes Group Class E Notes. The transfer of the economic interest in the Airplanes Group Class E Notes will not require a restatement of the carrying value of the aircraft assets.

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                              YEAR ENDED MARCH 31,(1)
                                                        ------------------------------------
                                                        1994    1995    1996    1997    1998
                                                        ----    ----    ----    ----    ----
                                                                    ($MILLIONS)
Revenues(2)
  Aircraft leasing..................................     526     608     616     604     585
  Aircraft sales....................................      --      --      --      --      94
                                                        ----    ----    ----    ----    ----
Expenses
  Cost of Aircraft sales............................      --      --      --      --     (90)
  Depreciation and amortization.....................    (185)   (208)   (207)   (223)   (192)
  Net interest expense(3)(4)........................    (252)   (348)   (368)   (383)   (411)
  Provision for maintenance.........................     (71)    (88)    (97)    (91)    (88)
  Bad and doubtful debts............................     (20)    (33)     28      --      --
  Provision for loss making leases and downtime,
     net(5).........................................     (27)     (5)     15      12      17
  Other lease costs.................................     (19)    (17)    (21)    (21)    (30)
  Selling, general and administrative expenses......     (26)    (34)    (35)    (38)    (38)
Income tax benefit..................................      13      16      13      10       3
                                                        ----    ----    ----    ----    ----
Net loss............................................     (61)   (109)    (56)   (130)   (150)
                                                        ====    ====    ====    ====    ====

COMBINED BALANCE SHEET DATA(1)

                                                                                 MARCH 31,(1)
                                                             -----------------------------------------------------
                                                                1995          1996          1997          1998
                                                             -----------   -----------   -----------   -----------
                                                                                  ($MILLIONS)
Aircraft, net, and net investment in capital and sales
  type leases.............................................         4,181         3,965         3,731         3,436
                                                             -----------   -----------   -----------   -----------
Total assets..............................................         4,386         4,236         4,048         3,743
                                                             ===========   ===========   ===========   ===========
  Indebtedness(3).........................................        (4,602)       (4,634)       (4,397)       (4,078)
  Provision for maintenance...............................          (268)         (311)         (313)         (315)
Total liabilities.........................................        (5,228)       (5,252)       (5,194)       (5,039)
                                                             ===========   ===========   ===========   ===========
Net liabilities...........................................          (842)       (1,016)       (1,146)       (1,296)

COMBINED STATEMENT OF CASH FLOWS AND OTHER DATA(1)

                                                           YEAR ENDED MARCH 31,(1)
                                                  ------------------------------------------
                                                  1994    1995      1996      1997      1998
                                                  ----    ----      ----      ----      ----
                                                                 ($MILLIONS)
Cash paid in respect of interest(3)(4)........     222     303       323       265       267
Net cash provided by operating activities
  (after payment of interest).................     189     177       216       224       214
Net cash (used in)/provided by investing
  activities..................................    (514)    (23)       13        19       101
Net cash (used in)/provided by financing
  activities..................................     325    (154)     (144)     (238)     (322)
                                                  ----    ----      ----      ----      ----
Net increase/(decrease) in cash...............     NIL     NIL        85         5        (7)
                                                  ====    ====      ====      ====      ====

SELECTED RATIOS(1)

                                                                        YEAR ENDED MARCH 31,(1)
                                                     -------------------------------------------------------------
                                                       1994         1995         1996         1997         1998
                                                     ---------    ---------    ---------    ---------    ---------
                                                                              ($MILLIONS)
Deficiency of Combined Earnings to Combined Fixed
  Charges(6).....................................          (74)        (125)         (69)        (140)        (153)

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Aircraft leasing revenues include Maintenance Reserve receipts. See Note 17 to the Financial Statements.

(3) For all periods and dates prior to March 28, 1996, net interest expense, indebtedness and cash paid in respect of interest have been based on certain assumptions as described more fully in Note 2 to the Financial Statements. For all periods and dates since March 28, 1996, net interest expense, indebtedness and cash paid in respect of interest have reflected the actual terms of the Notes and Airplanes Group's Class E Notes.

(4) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the Class E Notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the Class E Notes for so long as the Notes remain outstanding. Net interest expense is stated after crediting interest income of $6 million in 1994, $9 million in 1995, $8 million in 1996, $17 million in 1997 and $16 million in 1998. See Note 2(iii) to the Financial Statements.

(5) A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover depreciation and interest attributable to the Aircraft plus certain direct costs attributable to the lease over its term. Following the adoption of FAS 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of" ("FAS 121") with effect from April 1, 1996, Airplanes Group no longer makes separate provisions for downtime costs because under FAS 121 Airplanes Group's assessment of the need for separate downtime provisions is incorporated in its impairment assessment. See Note 4(b) to the Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of Airplanes Group's financial condition and results of operations is presented as though the Aircraft have been operated and financed separately from GPA within the Airplanes Group in all periods under review or from their date of acquisition by GPA, as appropriate. It should be noted, however, that Airplanes Group only acquired the Aircraft on March 28, 1996 and, therefore, has not conducted any business operations in the periods under review prior to March 28, 1996. Accordingly, adjustments and allocations have been made with respect to, among other things, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts as further described below and in Note 2 to the Financial Statements for periods prior to March 28, 1996. While Airplanes Group believes that the following discussion and analysis is an appropriate presentation, it is not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the period to March 28, 1996.

     The following discussion and analysis is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the Notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors and the Controlling Trustees believe that a combined discussion is the most appropriate basis of presentation because, among other things, Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet and each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective Notes. The Guarantees have been structured to ensure that no payments are made on a junior class of Notes of Airplanes Trust or Airplanes Limited, as the case may be, before any amounts due and payable on a more senior class of Notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the Guarantees.

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

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1998 COMPARED WITH YEAR ENDED MARCH 31, 1997

     Airplanes Group results of operations for the year ended March 31, 1998 reflected a continuation of reasonably favourable industry conditions for the period notwithstanding the fact that certain of its lessees continued to experience difficult trading conditions, in particular Asian lessees as a result of the recent severe downturn in the economies of Asia which has undermined business confidence in the region and has had an adverse impact on the results of operations of some of Airplanes Group's lessees in the region. See "Item 2:
Business -- The Aircraft, Related Leases and Collateral -- The Lessees -- Asia." Overall, there was an increase in the net loss to $150 million for the year ended March 31, 1998 compared to $130 million for the year ended March 31, 1997, which was primarily attributable to an increase in net interest expense due to additional interest of approximately $32 million being charged on accrued but unpaid Class E Note interest. This reflected the fact that there was no net increase in the bad debts provision in the year ended March 31, 1998 and there was a net utilisation of a loss-making lease provision of $17 million in the year ended to March 31, 1998.

     Since March 31, 1998, Airplanes Group has taken early redelivery of four Fokker 100 Aircraft which were on lease to an Indonesian Lessee. The estimated cost of restoring these Aircraft to a suitable technical condition for re-lease is $10 million and this was fully provided for at March 31, 1998. This did not have an adverse impact on the results for the year ended March 31, 1998 as a result of maintenance reserve provisions, including lessee credit risk provisions, in respect of these Aircraft.

     Overall Airplanes Group generated $214 million in cash from operations in the year ended March 31, 1998 compared with $224 million in the year ended March 31, 1997. The decrease in cash from operations generated in the year to March 31, 1998 is primarily attributable to the decrease in lease revenue receipts (as a result of Aircraft sales and reduced rentals for the three MD11 Aircraft on lease to Varig) and an increase in technical costs for the year ended March 31, 1998 as compared to the year ended March 31, 1997. In addition, in the period to March 31, 1997, there was a receipt from GPA of $13 million pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of GPA Group resulting in an increase in the cash provided by operating activities during 1996. These factors were partially offset by the prepayment during December 1997 of one year's rentals in the amount of $15 million by one Latin American lessee.

     LEASING REVENUES

     There was a $19 million decrease in leasing revenues (which includes maintenance reserve receipts which Airplanes Group receives from certain lessees) for the year ended March 31, 1998 to $585 million (Airplanes Limited:
$512 million; Airplanes Trust: $73 million) compared with $604 million (Airplanes Limited: $532 million; Airplanes Trust: $72 million) for the year ended March 31, 1997. The decrease in 1998 is primarily due to the reduced rental rates for three MD11 Aircraft on lease to Varig which are approximately one-third lower than the contracted rentals received under such Aircraft's previous lease agreements which were in effect during the period to March 31, 1997. In addition, there was a reduction in the number of Aircraft on lease primarily as a result of the Aircraft sold in the year ended March 31, 1998. At March 31, 1998, Airplanes Group had 217 of its 221 Aircraft (including the six Emery Aircraft which were contracted to be sold at March 31, 1998, but did not deliver until April 1998) on lease (Airplanes Limited: 194 Aircraft; Airplanes
Trust: 23 Aircraft) compared to 223 of its 229 Aircraft (Airplanes Limited: 199 Aircraft; Airplanes Trust: 24 Aircraft) at March 31, 1997. Leasing revenues were also adversely affected by the restructuring of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee with an average remaining lease term of 29 months. In consideration for an extension of the leases for 119 months, the revised terms of the leases included rental rates reduced by approximately 24% and no maintenance reserve payments. These factors were partially offset by a marginally higher interest rate environment (which impacts the pricing of certain lease rentals).

     AIRCRAFT SALES

     Sales revenues of $94 million (Airplanes Limited: $37 million; Airplanes
Trust: $57 million) in respect of the sale of seven Aircraft and the insurance proceeds received in respect of one Aircraft which suffered a constructive total loss during October 1997 were received in the year ended March 31, 1998. No Aircraft were sold in the year ended March 31, 1997. The net book value of the Aircraft sold at the date of sale was $90 million (Airplanes Limited: $32 million; Airplanes Trust: $58 million).

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1998 amounted to $192 million (Airplanes Limited: $170 million; Airplanes Trust:
$22 million) compared with $223 million (Airplanes Limited: $191 million; Airplanes Trust: $32 million) for the comparative period in 1997. The decrease arose primarily as a result of additional depreciation of $15 million required in the year ended March 31, 1997, as a result of the application of FAS 121, in respect of two DC10 Aircraft. In addition a decrease arose as a result of the depreciation charge being calculated on the revised aircraft book values net of all valuation provisions required, and due to the reduction in the number of Aircraft owned by Airplanes Group.

     NET INTEREST EXPENSE

     Net interest expense amounted to $411 million (Airplanes Limited: $373 million; Airplanes Trust: $38 million) in the year ended March 31, 1998 compared to $383 million (Airplanes Limited: $343 million; Airplanes Trust: $40 million) in the year ended March 31, 1997. The increase in net interest expense was primarily due to additional interest being charged on accrued but unpaid Class E
Note interest of $32 million, in addition to a marginally higher interest rate environment during the year ended March 31, 1998 which was partially offset by lower average debt in the year ended March 31, 1998.

     The weighted average interest rate of the Class A - D Notes during the year ended March 31, 1998 was 6.83% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,678 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the year ended to March 31, 1997 was 6.61% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,936 million.

     The difference between Airplanes Group's $411 million of net interest expense for the year ended March 31, 1998 (Airplanes Limited: $373 million; Airplanes Trust: $38 million) and Airplanes Group's cash paid in respect of interest of $267 million (Airplanes Limited: $245 million; Airplanes Trust: $22 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in the period ended March 31, 1998. Furthermore, as a result of the greater than expected decrease in Aircraft appraised values as at February 25, 1997 as compared to the Initial Appraised Values, no interest payments on the Class E Notes were made from February 17, 1997 until July 15, 1997.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 1998, Airplanes Group earned interest income (including lessee default interest) of $16 million (Airplanes Limited: $16 million; Airplanes Trust: nil) comparable to $17 million in the year ended March 31, 1997 (Airplanes Limited: $17 million; Airplanes
Trust: nil).

     BAD DEBT AND LOSS-MAKING LEASE PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 1998, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the year. Overall, there was no net provision required in respect of bad and doubtful debts in the year ended March 31, 1998 or in the year ended March 31, 1997. While there was no overall net charge required in the year ended March 31, 1998 there was a requirement for provisions against receivable balances due from one Indonesian lessee and one Peruvian lessee. These, however, were offset by a reduction in the provisions required in respect two Mexican lessees.

     A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the remaining principal balance of the Class A-E Notes (with Class E Note interest assumed to be 11%) or, in periods prior to March 28, 1996, with indebtedness from GPA equivalent to the appraised value of such aircraft at October 31, 1995.

     In the year ended March 31, 1998, there was an overall net "loss making leases" provision utilised of $17 million (Airplanes Limited: $14 million; Airplanes Trust: $3 million) compared with a net "loss making leases" provision utilised of $5 million (Airplanes Limited: $1 million; Airplanes Trust: $4 million) in the year to March 31, 1997. The increase in the net provision utilised to $17 million in the year ended March 31, 1998 reflects the release of a provision of $5 million which was provided for in 1997 in respect of one B747 and the reduction in the number of loss-making leases signed in the period. The only significant provisions required in the year were in respect of the six Fokker 100 Aircraft on lease to a Brazilian lessee which were restructured in October 1997 and one A300 Aircraft which was leased to a Turkish lessee for five years in November 1997.

     OTHER LEASE COSTS

     Other lease costs in the year ended March 31, 1998 amounted to $30 million (Airplanes Limited: $29 million; Airplanes Trust: $1 million) compared to other lease costs of $21 million (Airplanes Limited: $20 million; Airplanes Trust: $1 million) in the year ended to March 31, 1997. The increase in the charge in the year ended to March 31, 1998, was primarily due to an increase in technical costs of $6 million which relate primarily to two B737-200 Aircraft which were redelivered early to Airplanes Group and a provision required of $5 million (including $3 million relating to costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 Aircraft which were on lease to a Turkish lessee which ceased to trade on October 3, 1997. All three MD83 Aircraft have since been de-registered and two of the Aircraft delivered to new lessees during March 1998. The third Aircraft is the subject of a lease contract and is due to deliver to the lessee during June 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for both the year ended March 31, 1998 and 1997 amounted to $38 million (Airplanes Limited: $35 million; Airplanes Trust: $3 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $38 million in the years ended March 31, 1998 and 1997 include $26 million (Airplanes Limited: $24 million; Airplanes Trust: $2 million) relating to GECAS servicing fees.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the years ended March 31, 1998 and 1997 was $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to GPA.

     OPERATING LOSS

     The operating loss for the year ended March 31, 1998 was $153 million (Airplanes Limited: $144 million; Airplanes Trust: $9 million) compared with an operating loss of $140 million for the year ended March 31, 1997 (Airplanes
Limited: $122 million; Airplanes Trust: $18 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

     TAXES

     There was an overall deferred tax benefit of $3 million in the year ended to March 31, 1998 (Airplanes Limited: $3 million; Airplanes Trust: nil), compared with a deferred tax benefit in the same period in 1997 of $10 million (Airplanes Limited: $10 million; Airplanes Trust: nil).

     NET LOSS

     The net loss after taxation for the year ended March 31, 1998 was $150 million (Airplanes Limited: $141 million; Airplanes Trust: $9 million) compared with a net loss after taxation for the year ended March 31, 1997 of $130 million (Airplanes Limited: $112 million; Airplanes Trust: $18 million).

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996

     During the year ended March 31, 1997 there was a continuation of the recovery in the air transport industry which had affected Airplanes Group's results of operations positively in 1996. There was no net increase in the provision for bad debts in the year ended March 31, 1997 and the number of aircraft off-lease at March 31, 1997 was six compared with eleven at March 31, 1996. In general, however, in each of 1996 and

1997, there was no material increase in lease rates. The older widebody aircraft (which include A300s, DC10s and a B747) as well as turboprops (which include ATR42s, Metro-IIIs and DHC8s) remained problematic in respect of the ability to place the aircraft with lessees, the lease rates achievable and used aircraft values. At March 31, 1997, of the six aircraft off lease, two were DC10s and one was an A300. The majority of older widebody aircraft on lease at March 31, 1997 were loss-making, with the result that approximately 41% of the loss making lease provision required for Airplanes Group as a whole was in respect of four A300s and a B747. Furthermore, the rental rates obtained by Airplanes Group from Varig for three MD-11 Aircraft were approximately one-third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cashflows.

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

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1997 amounted to $223 million (Airplanes Limited: $191 million; Airplanes Trust:
$32 million) compared with $207 million (Airplanes Limited: $183 million; Airplanes Trust: $24 million) for the year ended March 31, 1996. The increased charge is primarily as a result of additional depreciation of $15 million (Airplanes Limited: $9 million; Airplanes Trust: $6 million) required, as a result of the application of FAS 121, in respect of two DC10 Aircraft. The adoption of FAS 121 did not have a material impact on the results for the year ended March 31, 1997. These two DC10 Aircraft were sold subsequent to March 31, 1997.

     NET INTEREST EXPENSE

     Net interest expense amounted to $383 million in the year ended March 31, 1997 (Airplanes Limited: $343 million; Airplanes Trust: $40 million) compared with $368 million for the year ended March 31, 1996 (Airplanes Limited: $335 million; Airplanes Trust: $33 million). In the period to March 28, 1996, net interest expense has been determined on the basis set out in Note 2 to the Financial Statements. This assumed that until March 28, 1996, Airplanes Group's debt was owed to GPA and was approximately equal to the appraised value of the Aircraft at October 31, 1995 plus the value of certain receivables acquired from GPA by Airplanes Group. No repayment of principal was assumed but any excess cash generated in Airplanes Group's business while part of GPA was assumed to be distributed back to GPA. At March 28, 1996, the actual aggregate amount of all classes of Notes issued was $4,652 million. Of the $604 million Class E Notes issued, $13 million were cancelled in July 1996 under the terms of the transaction relating to certain purchase price adjustments. It has been assumed that the indebtedness assumed owed to GPA at March 28, 1996 was repaid from the proceeds of the Existing Notes issued. The interest charge has been calculated until March 28, 1996 based on the assumption that all of the debt accrued interest at an assumed historic rate (based on GPA's assumed average cost of debt) of 8.2% in the year ended March 31, 1996.

     The interest charge for the year ended March 31, 1997 is based on the actual debt outstanding during the period and the actual terms of the Existing Notes and the Class E Notes. The weighted average interest rate on the Class A-D Notes during the year to March 31, 1997 was 6.61% and the average principal amount of debt in respect of the Class A-D Notes outstanding during the year was $3,936 million. The Class E Notes together with accrued and unpaid Class E Note interest accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index).

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

     The difference in Airplanes Group's net interest expense and cash paid in respect of interest in the year ended March 31, 1997 is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the period. Furthermore, as a result of the greater than expected decrease in Appraised Values (as at February 25, 1997) compared to the Initial Appraised Values, no cash interest was paid on the Class E Notes on the Payment Dates in February 1997 through July 1997.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 1997, Airplanes Group earned interest income (including lessee default interest) of $17 million (Airplanes Limited: $17 million; Airplanes Trust: $0 million) compared with $8 million in the year ended March 31, 1996 (Airplanes Limited: $7 million; Airplanes Trust: $1 million). The increase is primarily attributable to cash balances in the year ended March 31, 1997 being higher than those assumed in the period to March 31, 1996 and a higher level of default interest being earned in the year to March 31, 1997.

     The overall increase in net interest expense for the year ended March 31, 1997, despite marginally lower interest rates, a lower average principal amount of Class A-D Notes outstanding and higher interest income, is primarily due to the accrual of interest on outstanding and unpaid accrued Class E Note interest.

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

     Following the adoption of FAS 121, with effect from April 1, 1996, Airplanes Group no longer makes separate provisions in respect of downtime costs because under FAS 121, Airplanes Group's assessment of the need for downtime provisions is incorporated in its impairment assessment. (See Note 4(b) to the Financial Statements). Downtime provisions at March 31, 1996 of $7 million (Airplanes Limited: $4 million; Airplanes Trust: $3 million) were released during the year to March 31, 1997. In the year to March 31, 1996, the net provision released was also $7 million (Airplanes Limited: a release of $8 million; Airplanes Trust: a charge of $1 million).

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

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $38 million in the year to March 31, 1997 include $26 million (Airplanes Limited: $24 million; Airplanes Trust:
$2 million) relating to the GECAS servicing fee compared to $22 million (Airplanes Limited: $20 million; Airplanes Trust: $2 million) for the year ended March 31, 1996. The increase is largely attributable to a cashflow incentive fee.

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

     TAXES

     Tax provisions and deferred tax assets and liabilities have been calculated as if Airplanes Limited and Airplanes Trust were separate taxable entities from GPA. There was a tax benefit of $10 million in 1997, primarily as a result of overprovision of deferred tax in prior years, (Airplanes Limited: $10 million; Airplanes Trust: $0 million) compared with a tax benefit of $13 million in 1996 (Airplanes Limited: $5 million; Airplanes Trust: $8 million), as a result of continuing operating losses.

     NET LOSS

     The net loss for 1997 after taxation was $130 million (Airplanes Limited:
$112 million; Airplanes Trust: $18 million) compared with a net loss for the year ended 1996 of $56 million (Airplanes Limited: $43 million; Airplanes Trust:
$13 million).

FINANCIAL RESOURCES AND LIQUIDITY

     OVERVIEW

     Prior to the 1996 Offering, Airplanes Group had not operated as a separate business and consequently, had not been financed as such. GPA managed its cash resources centrally and cash generated by the subsidiaries of Airplanes Limited and Airplanes Trust was assumed to be transferred to GPA for the purpose of servicing GPA's indebtedness.

     The cash balances at March 31, 1998 amounted to $218 million (Airplanes
Limited: $212 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 1997 of $225 million (Airplanes Limited: $219 million; Airplanes
Trust: $6 million.)

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

     Net cash provided by operating activities in the year ended March 31, 1998 amounted to $214 million (Airplanes Limited: $183 million; Airplanes Trust: $31 million) compared with $224 million in the year ended March 31, 1997 (Airplanes
Limited: $214 million; Airplanes Trust: $10 million). This reflects cash paid in respect of interest of $267 million in the year ended March 31, 1998 (Airplanes
Limited: $245 million; Airplanes Trust: $22 million) compared with $265 million in the year ended March 31, 1997 (Airplanes Limited: $237 million; Airplanes
Trust: $28 million). The decrease in cash from operations generated in the year ended March 31, 1998 is primarily attributable to a decrease in lease revenue receipts (as a result of Aircraft sales and the reduced rentals on the MD11 Aircraft on lease to Varig) and an increase in technical costs for the year ended March 31, 1998, primarily as a result of the conversion costs arising on one B747-200BC Aircraft, as compared to the year ended March 31, 1997. In addition in the period to March 31, 1997, there was a receipt from GPA of $13 million pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of GPA Group resulting in an increase in the cash provided by operating activities during 1997. These factors were partially offset by the prepayment during December 1997 of one year's rentals in the amount of $15 million by one Latin American lessee.

     INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities in the year ended March 31, 1998, which amounted to $101 million (Airplanes Limited: $80 million; Airplanes Trust:
$21 million), primarily reflect the proceeds from the sale of seven Aircraft. These aircraft consist of three DC8-71F Aircraft sold to Emery, two DC10-30F Aircraft sold to Varig under the early exercise of purchase options and two DC-10 Aircraft, one of which was sold to DAS Air Cargo and the other to Gemini Air Cargo. In addition, the insurance proceeds in respect of one DC-9 Aircraft, formerly on lease to a Mexican Lessee, which suffered a constructive total loss during October 1997, were received in December 1997.

     Cash flows from financing activities in the year ended March 31, 1998 primarily reflect the refinancing of $2,437 million of Subclass A-1, Subclass A-2, Subclass A-3 and Class B Notes, which occurred on March 16, 1998 (Airplanes
Limited: $2,218 million, Airplanes Trust: $219 million). These were repaid with the proceeds from the new Notes issued in the amount of $2,419 million (net of refinancing expenses of $18 million). In addition, in the year ended March 31, 1998, $305 million of principal on the Subclass A-5 and Class B Notes was repaid by Airplanes Group (Airplanes Limited: $281 million, Airplanes Trust: $24 million) compared to $238 million of principal on Subclass A-5 and Class B Notes repaid by Airplanes Group (Airplanes Limited: $216 million; Airplanes Trust $22 million) in the year ended March 31, 1997. The increase in the repayment of Notes in the year ended March 31, 1998 is primarily due to the increase in cash provided by the investing activities as a result of the Aircraft sales.

     INDEBTEDNESS

     Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $4,097 million (Airplanes Limited: $3,732 million; Airplanes Trust: $365 million) at March 31, 1998 and $4,401 million (Airplanes Limited: $4,009 million; Airplanes Trust: $392 million) at March 31, 1997. Airplanes Group had $591 million of Class E Notes outstanding at March 31, 1998 and 1997.

     In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates in 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

1998 Aircraft Value Appraisals

     Under the terms of the Notes, Airplanes Group is required annually to commission an appraisal of the Aircraft. The purpose of the appraisal is to redirect, when appropriate, excess cash flow to the Class A Notes and to maintain and reduce the loan to value ratios for each class of Notes. Reductions in appraised values cannot affect interest payments to be made on the Class A-D Notes, but can cause the suspension of scheduled principal payments on the Class C and D Notes (which are scheduled to commence in May 1998 and 1999, respectively) and interest payments on the Class E Notes.

     Updated appraisals of the Aircraft were obtained by Airplanes Group on January 23, 1998. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft, based on a Portfolio of 215 Aircraft, was approximately $3,766 million compared with $3,984 million based on the February 25, 1997 appraisals. This decrease was approximately $83 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Based on a Portfolio of 221 Aircraft at January 23, 1998, which includes the six Aircraft that were delivered to Emery during April, 1998, the average appraised base value of the Portfolio at January 23, 1998 was approximately $3,859 million compared with $4,085 million based on the February 25, 1997 appraisals. This decrease was approximately $84 million more than the expected decrease implied by the aircraft depreciation schedules that form part of the terms of the Notes. Greater than assumed decreases in value occurred across the Portfolio with significant impacts resulting from decreases in values of Fokker 100s and, to a lesser extent, MD11s and MD83s. These greater than expected decreases were due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, and in the case of the MD11s and MD83s, to a combination of the Boeing/McDonnell Douglas merger and the announcement by Boeing that it will cease production of MD83 aircraft in 1999. Boeing has since announced that it will cease production of MD11 aircraft in 2000. Airplanes Group also suffered greater than expected decreases in value of its B767-300ER Aircraft due in part to the competition this aircraft type now faces from the relatively new A330-200 aircraft. Finally, greater than expected decreases also occurred with respect to the values of A320-200s and B737-300/400/500s due primarily to continued price discounting by Boeing and Airbus.

     Although the decrease in appraised base values was approximately $84 million greater than the depreciation assumed under the terms of the Notes, Airplanes Group's cashflow generation since March 28, 1996 (the date of issue of the Notes) has also exceeded original assumptions and a Class A Principal Adjustment Amount of only $7 million was required to be made on the March 16, 1998 Payment Date. Accordingly, there was no suspension of payments ranking more junior to the Class A Principal Adjustment Amount, as a result of the 1998 Aircraft appraisals.

Cash Flow Performance Relative to March 1996 Assumptions

     The March 28, 1996 prospectus relating to the Certificates and underlying Notes contained various assumptions (the "1996 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from March 28, 1996 to the March 10, 1998 Calculation Date, Airplanes Group generated cashflows of $166 million in excess of the 1996 Assumptions.

     Lease revenues (net of downtime) have exceeded the 1996 Assumptions by $32 million primarily as the downtime and default experience of Airplanes Group has been better than assumed in March 1996 and also because of the prepayment in December 1997 by one Latin American lessee of one year's rental in the amount of $15 million. Lease revenues have been greater than assumed in March 1996 partially as a result of a higher interest rate environment than was reflected in the 1996 Assumptions. The 1996 Assumptions had not assumed any aircraft sales, which negatively impacted the lease revenues by $7 million compared to the 1996 Assumptions. Net maintenance reserve cashflows have exceeded the 1996 Assumptions by approximately $33 million (the 1996 Assumptions assumed that net maintenance cashflows would be zero). The most significant factor contributing to the greater cashflow generation relative to the Assumptions, however, was sales proceeds of $94 million from the sale of seven Aircraft (three DC8-71Fs, two DC10-30Fs and two DC10-30s). The 1996 Assumptions reflected no sales of Aircraft. Airplanes Group's cashflows in the period have been positively affected by the receipt of cash from other sources which the 1996 Assumptions had assumed would be cash neutral such as purchase price adjustment payments from GPA ($13 million), default interest paid by lessees ($5 million), net lessee security deposits retained ($4 million) and Aircraft insurance proceeds from insurers ($3 million). A number of other items, including interest earnings on cash balances, resulted in gross revenues exceeding the 1996 Assumptions for the period to March 10, 1998 by approximately $7 million.

     The positive contributions to Airplanes Group's cashflows relative to the 1996 Assumptions were partially offset by other leasing costs being approximately $14 million greater than assumed in March 1996 primarily as a result of technical costs arising on conversion of one B747 Aircraft. In addition, as a result of considerable costs incurred in the repossession of Aircraft from a number of lessees, repossession costs were $6 million greater than those contained in the 1996 Assumptions. Finally, the 1996 Assumptions reflected a receipt of $4 million in respect of a finance lease but this cash was not received due to the restructuring of the lease.

     In the period to March 10, 1998, Airplanes Group's actual selling, general and administrative expenses and net interest rate swap payments were approximately the same as those reflected in the 1996 Assumptions. With respect to the Notes and Class E Notes, the increase in gross revenues compared with the 1996 Assumptions resulted in greater than assumed distributions of principal to the Subclass A-5 Certificate holders ($115 million greater than assumed) and to the Class B Certificate holders ($9 million greater than assumed). There were also higher interest payments to the floating rate Class A and Class B Certificate holders as a result of the higher interest rate environment that actually prevailed in the period to March 10, 1998 compared with the interest rate levels reflected in the 1996 Assumptions. The impact of generally higher than assumed interest rates was partially offset, however, by the lower principal balances outstanding due to the greater than assumed principal amortization. In addition, payments of $4 million in respect of the minimum and supplemental hedge amounts in the period were not assumed in March 1996.

     These factors were partially offset by lower distributions of interest to the Class E Note holders in the amount of $2 million as a result of the cancellation of $13 million of Class E Note Principal due to the purchase price adjustment and the deferral of Class E Note interest after the Payment Date in February 1997 up to the Payment Date in July 1997 as a result of a fall in the February 25, 1997 Aircraft appraisals.

     As at the March 10, 1998 Calculation Date, Airplanes Group retained $27 million more in the Collection and Expense Accounts than anticipated in the 1996 Assumptions. Included in this $27 million is an amount in respect of a portion of the total costs (including underwriting fees) that were incurred in connection with the issuance of the 1998 Refinancing Certificates.

     INTEREST RATE MANAGEMENT

     The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. Slightly more than half of the leases are fixed rate leases and there has been an increasing tendency for fixed rate leases to be written.

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the Floating Rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the "SWAPS"). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, GPA Financial, as Airplanes Group's Administrative Agent seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At March 31, 1998, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,545 million. The aggregate notional principal balance of these Swaps will be reduced to $960 million by March 31, 1999, to an aggregate notional principal balance of $570 million by March 31, 2000 and to an aggregate notional principal balance of $295 million by March 31, 2001. None of the Swaps have maturity dates extending beyond January 2002. The fair values of the Swaps at March 31, 1998 was a negative $2.4 million.

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ("SWAPTIONS"). Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and receive fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "TARGET HEDGE") will be varied from time to time to reflect, among other things, changes in the mix of payments bases under future leases and in the prevailing level of interest rates. On each Payment Date Airplanes Group purchases Swaptions with an aggregate notional amount equal to the quotient of (i) the difference, if positive, between the Target Hedge and aggregate notional amount of Swaptions owned by Airplanes Group immediately prior to such purchase divided by (ii) the number of Payment Dates remaining until the Payment Date in May 1998 or, after May 15, 1998, one. The payment of premium for any such Swaptions may be made at two points in the Priority of Payments. Fifty percent of any such payment for any month is a "MINIMUM HEDGE PAYMENT" and is paid in the order of priority of payments set forth under "Description of Securities -- The Notes and the Guarantees -- Priority of Payments". The other 50% of any such premium payable is expended as a "SUPPLEMENTAL HEDGE PAYMENT" and is paid in the order of priority of payments set forth under "Description of Securities -- The Notes and the Guarantees -- Priority of Payments". If there are not sufficient amounts available for distribution, with the result that a Supplemental Hedge Payment would not be made, then Airplanes Group will reduce the aggregate notional amount of the Swaptions bought in any given month to reflect the amount that can be bought for the premium payable as a Minimum Hedge Payment. From time to time the Administrative Agent may also sell at market value or unwind part or all of the initial and any future Swaptions, for example, to reflect any decreases in the Target Hedge.

     In the period from March 28, 1996 to March 31, 1998, Airplanes Group purchased Swaptions with an aggregate notional principal balance of $283 million and sold Swaptions with an aggregate notional principal balance of $57 million. The net aggregate notional principal balance of Swaptions at March 31, 1998 therefore amounted to $226 million. The fair value of the Swaptions at March 31, 1998 was $1.8 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, this amount has been included in income for the fiscal year ended March 31, 1998.

     Through the use of Swaps, Swaptions and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

     The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions whose credit ratings are consistent with maintaining the ratings of the Class A Certificates.

YEAR 2000

     As discussed above under "Item 1: Risk Factors -- Year 2000 Risk", Airplanes Group has begun a process of assessing the potential impact of the Year 2000 issue on its operations. Because such assessment is still at a relatively early stage, Airplanes Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remedy Year 2000 problems. Such expenditures could, however, have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

THE ACCOUNTS

     Substantially all of Airplanes Group's cash inflows and outflows occur through certain bank accounts prescribed by the Trust Indentures and the Security Trust Agreement, which the Cash Manager, acting on behalf of the Security Trustee, has established. The accounts are as follows: (i) the Collection Account, (ii) the Lessee Funded Account, (iii) the Expense Account and (iv) the Rental Accounts. Each of the Collection Account, the Expense Account, most of the Rental Accounts and the Lessee Funded Account have been established at a bank having (i) a long-term unsecured debt rating of not less than AA, or the equivalent, by certain rating agencies or (ii) a certificate of deposit rating of A-1+ by Standard & Poor's, P-1 by Moody's and that is acceptable to other relevant rating agencies. Where required by the terms of the relevant leases, certain Rental Accounts may be established at banks having ratings of less than AA, or the equivalent, by certain rating agencies or a certificate of deposit rating of less than A-1+ by Standard & Poor's and P-1 by Moody's. Except where local legal or regulatory reasons do not permit, all of such accounts are held in the names of the Security Trustee, who has sole dominion and control over the Accounts, including, among others, the sole power to direct withdrawals from or transfers among such accounts. Subject to certain conditions set forth in the Cash Management Agreement, the Security Trustee has delegated such authority over the Accounts to the Cash Manager; provided that the Security Trustee is not responsible for the acts or omissions of the Cash Manager.

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

     THE COLLECTION ACCOUNT

     Collections include all amounts received by Airplanes Group, including (i) Rental Payments, (ii) payments under any letter of credit, letter of comfort, letter of guarantee or other assurance in respect of a lessee's obligations under a lease, (iii) the Liquidity Reserve Amount in the Collection Account,
(iv) amounts received in respect of claims for damages or in respect of any breach of contract for nonpayment of any of the foregoing (including any amounts received from any Airplanes Group subsidiary, whether by way of distribution, dividend, repayment of a loan or otherwise and any proceeds received in connection with a lessee's restructuring), (v) net proceeds of any Aircraft sale or amounts received under certain agreements or purchase options under which a person acquires or is entitled to acquire legal title, or the economic benefits of ownership of an Aircraft, (vi) proceeds of any insurance payments in respect of any Aircraft or any indemnification proceeds, (vii) certain amounts transferred from the Lessee Funded Account to the Collection Account, (viii) net payments to Airplanes Group under any Swap Agreement, (ix) investment income, if any, on all amounts on deposit in the accounts (in each case to the extent consistent with the terms of applicable related leases) and (x) any other amounts received by any member of Airplanes Group other than certain funds required to be segregated from Airplanes Group's other funds, certain funds to be applied in connection with a redemption, certain funds received in connection with a refinancing issue of Notes and certain amounts required to be paid over to any third party (collectively, the "COLLECTIONS").

     Collections on deposit in the Collection Account are calculated by the Cash Manager on the fourth business day immediately preceding each interest payment date. The portion of the Airplanes Group Expenses that are due and payable or anticipated to become due and payable over the next interest accrual period on the Notes (the Required Expense Amount) and that have not been paid directly by the Cash Manager to Expense payees is transferred into the Expense Account on each interest payment date and the Cash Manager may, from time to time, transfer other amounts into the Expense Account in respect of unanticipated Expenses falling due and payable within such interest accrual period. To the extent funds are available therefore on any interest payment date, the Cash Manager also transfers amounts in respect of expenses and costs that are not regular, monthly recurring expenses but are anticipated to become due and payable in any future interest accrual period ("PERMITTED ACCRUALS"). Amounts received in respect of certain segregated Security Deposits and Maintenance Reserves are transferred directly into the Lessee Funded Account.

     LIQUIDITY RESERVE AMOUNT

     All Collections received by Airplanes Group are either transferred to another Account as described above and below, paid to the appropriate third party on behalf of Airplanes Group or held in the Collection Account as a part of the Liquidity Reserve Amount, a balance required to be held by Airplanes Group in the Collection Account pursuant to the Cash Management Agreement and each Trust Indenture. The Liquidity Reserve Amount is (i) the Maintenance Reserve Amount, currently equal to $80 million as of May 11, 1998, (ii) a "SECURITY DEPOSIT RESERVE AMOUNT", equal to approximately $54.4 million as of May 11, 1998, and (iii) a "MISCELLANEOUS RESERVE AMOUNT", equal to $40 million as of May 11, 1998.

     The Liquidity Reserve Amount at May 11, 1998 equaled approximately $174.4 million and may be increased or decreased from time to time by an action of the Board of Directors or Board of Controlling Trustees in light of significant changes in, among other things, the condition of the Aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions; provided that the Airplanes Group will obtain confirmation in advance in writing from the applicable rating agencies that any such proposed reduction in the Liquidity Reserve Amount (other than a reduction attributable solely to a decrease in the Security Deposit Reserve Amount as a result of Airplanes Group entering into future leases requiring lower security deposits than expired leases) will not result in a lowering or withdrawal by any such rating agencies of their respective ratings of any class of Certificates. If the balance of funds on deposit in the Collection Account should fall below the Liquidity Reserve Amount at any time (including as a result of Airplanes Group's determination that the Liquidity Reserve Amount should be increased, as required by the applicable rating agencies or otherwise), Airplanes Group may continue to make all payments, including required payments on the Notes, which rank prior to, or equally with, payments of accrued and unpaid interest on the Class D Notes and any Permitted Accruals, provided that the balance of funds in the Collection Account does not fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount at their then current levels. However, the balance of funds in the Collection Account may fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount, at their then current levels, and Airplanes Group may continue to make payments of (i) all accrued and unpaid interest on, and, on the final maturity date of any class or subclass thereof, principal of such class or subclass of, the most senior class of Notes then outstanding to avoid a Note Event of Default; and (ii) payments under Airplanes Group's swap agreements.

     At such time as the aggregate outstanding principal balance of the Notes is less than or equal to the Liquidity Reserve Amount, the balance of funds, if any, in the Collection Account will be distributed in accordance with the priority of payments established for the Notes.

     THE LESSEE FUNDED ACCOUNTS

     Pursuant to the terms of the leases, certain lessee Security Deposits and supplemental rent payments to provide for Maintenance Reserves may be required to be segregated from other Airplanes Group funds. Amounts received from lessees in respect of such Security Deposits and maintenance obligations are held in the Lessee Funded Account. Amounts on deposit in the Lessee Funded Account are accounted for, and, if required by any lease, segregated, on a per lease basis. Funds on deposit in the Lessee Funded Account are used to make certain maintenance and security deposit repayment related payments (or such other payments as may be required or permitted under the terms of the relevant leases) or may be applied against maintenance-related payments otherwise required to be made by the lessee during the term of the related lease and will not be used to make payments in respect of the Notes or the Certificates at any time, including after a Note Event of Default. In certain circumstances where lessees relinquish their rights to receive certain maintenance and security deposit payments upon the expiration of a lease, surplus funds may be credited from the Lessee Funded Account to the Collection Account.

     THE EXPENSE ACCOUNT

     On each Payment Date on the Notes, the Cash Manager withdraws from the funds deposited in the Collection Account an amount equal to the Required Expense Amount, which amount is then used to pay the Expenses. To the extent that the Required Expense Amount has not been paid directly by the Cash Manager to Expense payees, the Required Expense Amount is deposited into the Expense Account. In addition, in the period between interest payment dates on the Notes, the Cash Manager may make further withdrawals of cash from the Collection Account in order to satisfy Expenses due and payable prior to the next interest payment date on the Notes that were not previously anticipated to become so due and payable on the previous interest payment date. If funds on deposit in the Collection Account are less than the Required Expense Amount on any Payment Date on the Notes, Airplanes Group will be unable to pay the Required Expense Amount in full on such date, which may lead to a default under one or more of Airplanes Group's various service agreements or other contracts under which the Expenses arise.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

NAME                             AGE    OFFICES HELD WITH THE REGISTRANTS
----                             ---    ---------------------------------
Roy M. Dantzic.................  53     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
William A. Franke..............  61     Independent Director and Chairman, Airplanes Limited
                                        Controlling Trustee and Chairman, Airplanes Trust
Hugh R. Jenkins................  64     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
William M. McCann..............  54     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
Edward J. Hansom...............  40     E Note Director, Airplanes Limited
                                        E Note Controlling Trustee, Airplanes Trust

     Certain individuals other than the Directors and Controlling Trustees listed above serve as directors of various subsidiaries of Airplanes Group.

     Roy Dantzic started his career with Coopers & Lybrand qualifying as a chartered accountant in 1968. He moved into the City of London in 1970 and spent the next 10 years in corporate advisory work, principally as a director of Samuel Montagu. In 1980, the British Government appointed Mr. Dantzic as Finance Director of British National Oil Corporation and he served in such capacity until 1984. Between 1985 and 1989 he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of Stanhope Properties and served as its Finance Director from 1992 until the company was acquired in 1995. In August 1995, Mr. Dantzic became a director of the corporate broking division of Merrill Lynch International Ltd. He has served as a non executive director on the boards of Central Electricity Generating Board, British Nuclear Fuels Limited, Saxon Oil Limited and Total Oil Holdings Ltd. Mr. Dantzic is currently managing director of the property division of BG plc and non-executive chairman of Associated British Cinemas.

     William Franke is Chairman and Chief Executive Officer of America West Holdings Corporation since February 1997 and since 1992, Chairman of the Board of its principal subsidiary, America West Airlines, Inc., an airline and was the subsidiary's Chief Executive Officer from December 1993 until February 1997. Mr. Franke is a Managing Partner of Newbridge Latin American, L.P., a private equity investment fund focussed on Latin America, and is owner and president of Franke & Company, Inc., a financial advisory firm. He is currently a director of Central Newspapers, Inc., publisher of the Phoenix and Indianapolis morning newspapers, Phelps Dodge Corporation, a major mining and manufacturing company and Beringer Wine Estates. He is also a director of the Air Transport Association of America.

     Hugh Jenkins has spent over 20 years in senior investment management positions. Most recently with the Prudential Corporation Plc, a large life insurance company where from 1989 to December 1995 he was an Executive Director and Chairman/Chief Executive of its investment management subsidiary with overall responsibility for the Group's investments worldwide. His previous appointments included: 1986-1989 Group Investment Director of Allied Dunbar Insurance Plc, 1985-1986 Director of Heron International, N.V. and from 1973-1985 as Director-General of Investments for the pension plans of the National Coal Board. He is currently Chairman, Thorn Plc and a non-executive Director of The Rank Organisation Plc, EMI Plc, Johnson Matthey Plc and Gartmore European Investment Trust Plc.

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

THE SERVICER

     GECAS provides various aircraft-related services to Airplanes Group as Servicer under the Servicing Agreement. Upon completion of the MOU Transaction, GE Capital will acquire the economic interest in the Airplane's Group Class E Notes currently held by GPA Group.

GENERAL

     GECAS and its affiliates are the world's largest managers of commercial aircraft. As of March 31, 1998, the GECAS Managed Portfolio consisted of 860 aircraft, which are on lease to more than 160 lessees in 54 countries throughout the world. GECAS announced in early 1996 that it had entered into a multi-year order for five Boeing 777s and 102 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft of which twenty-five aircraft have been delivered in period to March 31, 1998. In addition GECAS purchased sixteen Boeing 737 jet aircraft, which were not included in the order book announced in 1996. Under the agreement with Boeing, GECAS also may purchase up to 76 additional Boeing 737 jet aircraft. On July 15, 1996, GECAS entered into a multi-year order for 40 A320 aircraft and five A340 aircraft, and options for a further 40 A320 aircraft and five A340 aircraft. Ten aircraft under this order were delivered in the period to March 31, 1998. As a global commercial aviation financial services company, GECAS and its affiliates (i) offer a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing and (ii) provide asset management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, GPA and their respective affiliates, ALPS 94-1 and certain third parties. GECAS, together with GECAS, Inc., has access to approximately 214 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; San Francisco, California; and a number of other locations, including Beijing, Dallas, Hong Kong, Miami and Singapore.

     GECAS is headquartered in Shannon, Ireland and at March 31, 1998 had 115 employees.

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

     The table below sets forth the different aircraft comprising the GECAS Managed Portfolio as of March 31, 1998 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or simply managed for third parties.

                                                     GE CAPITAL    OTHER MANAGED     AIRPLANES
AIRCRAFT TYPE AND CLASS                               FLEET(1)    THIRD PARTIES(2)     GROUP     TOTAL
-----------------------                              ----------   ----------------   ---------   -----
Airbus
  A300............................................       19               1               6        26
  A310............................................        8              --              --         8
  A319............................................       10              --              --        10
  A320............................................       22               9              12        43
  A321............................................        1              --              --         1
Boeing
  B727............................................       19               2               2        23
  B737-200........................................       53              13              32        98
  B737-300/400/500(3).............................      188              21              44       253
  B737-700........................................        2              --              --         2
  B747............................................       24               1               1        26
  B757-200........................................       27               3               3        33
  B767-200ER......................................        8              --               1         9
  B767-300ER......................................       24               3               4        31
McDonnell Douglas
  DC8.............................................        9               2              19        30
  DC9.............................................        8              24              18        50
  DC10............................................       11               1              --        12
  MD11............................................       --               2               3         5
  MD82............................................       20               6               2        28
  MD83............................................       20               8              23        51
  MD87............................................       --              --               1         1
  MD88............................................       14              --              --        14
Fokker
  F100............................................        1              13              16        30
Other Jets........................................       10               2              --        12
Turboprops........................................        4              32              28        64
                                                        ---             ---             ---       ---
     Total........................................      502             143             215       860
                                                        ---             ---             ---       ---
Body Type:
  Widebody........................................       95               8              15       118
  Narrowbody......................................      407             135             200       742
Stage Compliance:(4)
  Stage 2.........................................       81              19              52       152
  Stage 3.........................................      421             124             163       708

---------------

(1) Certain aircraft included in the GE Capital fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2) The third parties comprise primarily GPA and ALPS 94-1.

(3) For purposes of this table, 10 B737 aircraft have been included in the GE Capital fleet but both GPA and GE Capital are included in the lease chain.

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

     MANAGEMENT FEES

     Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Asset Based Servicing Fee") to the Servicer, pursuant to the Servicing Agreement, in a per annum amount equal to approximately 0.495% of an agreed book value of each Aircraft, payable monthly in arrears on a pro rata basis for the period such Aircraft is under management. Airplanes Group is obliged to pay for certain expenses incurred or approved by the Servicer on behalf of Airplanes Group in connection with the Servicer's performance of the Services. These expenses include, among other expenses, Aircraft maintenance costs and insurance, outside professional advisory fees (including legal fees) and other out of pocket expenses, all of which in the aggregate may constitute a significant additional component of Airplanes Group's total overhead costs. In the year ended March 31, 1998 Aircraft Maintenance Reserve expenditures amounted to $88 million. Other expenses, including outside professional advisory fees, insurance and other out of pocket expenses amounted to $29 million. The Servicer is also entitled to certain additional fees based on (i) the aggregate annual cash flow generated by the leases in excess of certain cash flow targets and (ii) sales of Aircraft at the direction of Airplanes Group. Such fees are subject to a mandatory aggregate annual minimum fee in the amount of $1.5 million. In the year ended March 31, 1998, the Servicer was paid $1.5 million in such additional fees.

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

     TAX STATUS

     By virtue of GPA Group's ownership of 5% of the issued and outstanding ordinary share capital of Holding Co. and the continued ability of GPA Group and GECAS to satisfy certain employment levels in Shannon, Ireland, it is intended that the Irish tax resident Transferred Companies will continue to benefit from their status as Shannon certified companies. In connection with the MOU Transaction, GPA Group's 5% holding in Holding Co. may be restructured. However, any such restructuring is not expected to adversely effect the Irish tax benefits available to Airplanes Group. As a result of their status as Shannon certified companies, the Irish tax resident Transferred Companies are intended to enjoy reduced rates of corporation tax and advance corporation tax together with improved entitlements to capital allowances. In addition, the benefits include the right to pay interest, in certain circumstances, without paying Irish withholding tax and to deduct payments of interest in computing liability for corporate tax. There can be no assurance that the future management of the Aircraft by the Servicer in accordance with the terms of the Servicing Agreement will not expose Holding Co. or the Irish tax resident Transferred Companies to tax liabilities outside Ireland. The Servicing Agreement sets out certain tax-related undertakings with respect to the Servicer which are designed to maintain a favorable tax treatment in Ireland for Holding Co. and the Irish tax resident Transferred Companies.

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

     In 1996, GE Capital was granted the Call Right. If GE Capital exercises this right, it will be obliged to make an offer to all other ordinary shareholders to purchase their ordinary shares. Alternatively, GE Capital may make a general offer to all ordinary shareholders (a "GENERAL OFFER") on or before October 29, 2001. If GE Capital were to exercise this option to acquire 90% of the ordinary share capital of GPA under the Call Right, GE Capital would pay approximately $59 million. If GE Capital were to exercise its option to acquire 100% of the ordinary share capital of GPA under the Call Right or a General Offer, GE Capital would pay approximately $65 million.

     In connection with the Call Right, GPA and GE Capital entered into an agreement (the "GENERAL AGREEMENT") in which GPA agreed, among other things, and subject to certain exceptions, to various restrictions on its business and on its ability to change its capital structure. GPA has also agreed to refrain from taking certain other actions which have the effect of reducing the value of, or imposing materially adverse conditions on the exercise of, the Call Right. Additionally, under the General Agreement GPA has made comprehensive representations and warranties and has agreed to indemnify GE Capital for losses based on breaches of covenants, inaccuracies in representations and warranties or for any liabilities of GPA. The General Agreement ceases upon the earlier of exercise in full or expiry of the Call Right.

     On June 8, 1998, GPA Group entered into a nonbinding memorandum of understanding (the "MOU") with GE Capital and GECAS in relation to a number of matters, including restructuring of the Call Right (the "MOU Transaction"). Completion of the MOU Transaction will be subject to the negotiation and execution of definitive agreements and the approval of GPA Group's ordinary shareholders. Upon completion of the MOU Transaction, GPA will conduct business under a new name.

     The principal components of the MOU Transaction are:

     - Replacement of the existing Call Right with a new option (the "NEW GE OPTION"), exercisable at any time until October 29, 2001, to acquire a passive investment of up to 24.9% in GPA (after exercise) at an option price of $0.06 per ordinary share (equivalent to the per share price under the existing Call Right).

     - GPA's servicing agreement with GECAS would be amended to provide, among other things, for its termination on October 29, 2001 in consideration for a $61.25 million fee to be paid by GPA upon completion of the MOU Transaction.

     - GPA to sell nine aircraft to GE Capital for an aggregate purchase price equal to GPA's net book value (approximately $274 million).

     - GPA to assign to GE Capital its rights under a purchase agreement with The Boeing Company for four new Boeing 737 aircraft. GE Capital will reimburse GPA for all purchase price installments previously paid by GPA.

     - GE Capital to acquire GPA's economic interest in the outstanding Class E Notes issued by Airplanes Limited and Airplanes U.S. Trust that are held by GPA Group. GECAS will continue as Servicer of Airplanes Group's 215 aircraft.

     - GE Capital to have the option, exercisable at any time until October 29, 2001, to pay GPA $36 million in satisfaction of GE Capital's obligation to make deferred payments to GPA relating to 18 aircraft it previously purchased from GPA. (This amount is equal to GPA's book value of the deferred payments.)

     - GPA to satisfy its obligations as lessee under nine aircraft head leases from GE Capital for a $36 million cash payment and assignment of its rights under the relevant subleases.

     - GPA to change its name upon completion of the MOU Transaction. GPA, GE Capital, GECAS and their affiliates will agree not to use the "GPA" or "Guinness Peat Aviation" names or logos.

     In connection with the MOU Transaction, GPA also plans to seek one or more new equity investors to acquire a significant minority stake in GPA Group (which may include both ordinary shares to be acquired from GPA Group's current shareholders and newly issued ordinary shares). GPA expects that completion of the MOU Transaction will depend on such an acquisition being made. GPA is currently in preliminary discussions with a limited number of potential investors.

     The MOU Transaction (other than the aircraft sales described above), including the agreement reached with any new investor(s), will require approval by GPA Group's ordinary shareholders in the form of a special resolution (i.e., requiring a 75% majority at a general meeting). GPA expects to convene an extraordinary general meeting of ordinary shareholders for the purpose of obtaining shareholder approval once definitive agreements with GE Capital and GECAS have been signed.

     The MOU is nonbinding and the final terms of the MOU Transaction will be contained in definitive agreements to be negotiated and executed by the parties. As a result, the MOU Transaction, if agreed, may differ from the transactions described above. In addition to shareholder approval, completion of the Transaction will be subject to any required contractual, governmental or regulatory approvals and other customary closing conditions. See "Risk Factors -- Risks Relating to Tax".

     At March 31, 1998, GPA had a total of 93 aircraft in its portfolio. Eighty-nine of these aircraft were on lease to 38 lessees in 20 countries. Of the 93 aircraft, 26 were leased in-leased out where GPA effectively assumes the credit risk of the airline by leasing the aircraft from investors to whom it has previously sold the aircraft. Overall, narrowbody aircraft (including turboprops) constitute 88.62% of GPA's portfolio by appraised value and Stage 3 aircraft (including turboprops) constitute 97.20% of GPA's portfolio by appraised value. At March 31, 1998, 18.79% of the aircraft were Airbus A320s, 14.20% were Boeing 737-300s and 12.45% were Boeing 737-400s in each case calculated on the basis of appraisals of the aircraft's base values at January 23, 1998 (determined on the same basis as the calculation for the values of the Aircraft). At March 31, 1998, 35.36% of GPA's aircraft were on lease to three airlines of which 14.73% were on lease to one U.S. airline, 11.20% were on lease to one Chinese airline, and 9.43% were on lease to one Brazilian airline in each case by appraised value at January 23, 1998. In addition to its remaining, owned aircraft, GPA currently owns all of the Airplanes Class E Notes. GPA will also continue to have an interest in the aircraft owned by ALPS 94-1 by virtue of its subordinated debt investments in that company. The board of directors of ALPS 94-1 has announced that it is proposing to refinance ALPS 94-1 and it is proposed that subsidiaries of

GPA Group will act as administrative agent and cash manager to the refinanced entity. Also, because GPA has certain access to certain potential benefits arising from the Aircraft through its ownership of the Airplanes Class E Notes (although GPA no longer owns legal title to the Aircraft and has no rights of access to the Aircraft themselves), the Aircraft and the Notes are consolidated with GPA's assets and liabilities on GPA's consolidated balance sheet.

     As of March 31, 1998, after giving effect on a pro forma basis to the MOU Transaction and the refinancing of ALPS 94-1, GPA would have 67 aircraft in its portfolio of which 64 were on lease to 30 lessees in 19 countries. In addition, GPA will have access to certain potential benefits arising from the 35 aircraft to be owned by the refinanced ALPS 94-1 entity, AerCo Limited. Of the 67 aircraft, 17 would be leased in-leased out. Overall, on the same pro forma basis as of March 31, 1998, narrowbody aircraft (including turboprops) would constitute 84.10% of GPA's portfolio by appraised value and Stage 3 aircraft (including turboprops) would constitute 95.28% of GPA's portfolio by appraised value. Also giving effect to the MOU Transaction and the ALPS 94-1 refinancing as of March 31, 1998, GPA would own or lease-in five aircraft types which represent over 10% each of its portfolio by appraised value. Airbus A320 aircraft would constitute 17.07%, MD11 aircraft would constitute 15.90%, ATR42-300 would constitute 13.11%, Fokker 100 aircraft would constitute 13.07% and MD83 aircraft would constitute 10.26%. 35.93% of GPA's portfolio (by appraised value) would be on lease to North American airlines, 25.16% would be on lease to European airlines, 21.25% would be on lease to Latin American airlines and 11.23% would be on lease to Asian airlines. 34.99% of GPA's portfolio would be on lease to three airlines, of which 15.90% would be on lease to one Brazilian airline, 10.93% would be on lease to one U.S. airline and 8.16% would be on lease to another U.S. airline, in each case by appraised value.

     GPA would no longer have an indirect interest in the Aircraft owned by Airplanes Group because its economic interest in the Airplanes Group Class E Notes would be transferred to GE Capital.

     At March 31, 1998, GPA employed 30 people who perform those functions for which GPA has not delegated responsibility to GECAS pursuant to the GPA Management Agreement. These include, inter alia, (a) monitoring GECAS's performance under the GPA Management Agreement, (b) decisions with respect to GPA's orders and options for future aircraft deliveries, (c) management of all GPA's liabilities and certain assets, (d) performance of all finance, treasury and legal and regulatory functions not specifically provided by GECAS, (e) performance of all corporate secretarial activities, (f) management of all shareholder matters, (g) arrangement and procurement of all insurance other than insurance relating to the assets managed pursuant to the GPA Management Agreement, (h) GPA employee matters and (i) preparation and adoption of annual budgets. Accordingly, GPA performs all accounting and financial reporting functions for its own fleet and a wholly-owned subsidiary of GPA also performs such functions for Airplanes Group pursuant to the Administrative Agency Agreement.

     REMAINING GPA INDEBTEDNESS

     The Acquisition was part of a broader restructuring of GPA that involved the refinancing of GPA indebtedness with the net proceeds of the Underwritten Offering, the elimination or re-scheduling of GPA's aircraft and engine orders and the settlement of certain litigation. GPA's intent was to refinance substantially all of its bank loans and other senior, secured debt and to enhance its ability to meet remaining secured and unsecured debt obligations as they mature. At March 31, 1996, GPA had approximately $531 million in secured debt and approximately $1,044 million in unsecured debt. Since March 31, 1996, GPA has continued to restructure its indebtedness and capital structure, including through the purchase of certain notes which it had previously issued. At March 31, 1998, GPA had approximately $387 million in secured debt and approximately $127 million in unsecured debt. As of March 31, 1998, GPA had cash on hand of $286 million ($160 million of which were restricted cash balances). The following table indicates the maturities of GPA's remaining indebtedness as of March 31, 1998.

                                                                 YEAR ENDING MARCH 31,
                                                       ------------------------------------------
                                                       1999    2000    2001    2002    THEREAFTER
                                                       ----    ----    ----    ----    ----------
                                                                     (IN MILLIONS)
Secured facilities.................................     37       34    140      19         157
Unsecured facilities...............................     71        1     --      52           3
                                                       ---     ----    ---     ---        ----
Total(1)...........................................    108       35    140      71         160
                                                       ===     ====    ===     ===        ====

---------------

(1) As of March 31, 1998 GPA had cash on hand of $286.4 million ($159.8 million of which were restricted cash balances) and as of the same date but giving effect on a pro forma basis to the MOU Transaction, the refinancing of ALPS 94-1 and the restructuring of Novel Limited, a subsidiary of GPA Group, GPA would have cash on hand of $411.6 million ($133.8 million of which would have been restricted cash balances).

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

     The Administrative Agent also provides other administrative services, including (a) assistance in arranging refinancings of all or a portion of the Notes, and (b) undertaking an effort to avoid any adverse change in the tax status of the various members of Airplanes Group. Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Administrative Fee") to the Administrative Agent in a per annum amount equal to $6 million, payable monthly in arrears. The Administrative Agent is also entitled to an additional fee (the "Reducing Fee") in an amount equal to $2 million per annum, payable monthly in arrears, which is reduced by certain agreed amounts in the event that Airplanes Group sells, retires or disposes of 76 or more of the Aircraft. Both the Administrative Fee and the Reducing Fee will, from time to time, be adjusted for inflation. The Administrative Agent is also entitled to be reimbursed for certain expenses incurred in connection with the performance of its services under the Administrative Agency Agreement. The Administrative Agent may resign on 60 days' written notice in certain circumstances. Airplanes Group may remove the Administrative Agent on 120 days' written notice with or without cause, as long as Airplanes Group has, with the consent of the Servicer, engaged another person or entity to perform the services that were being provided by the Administrative Agent.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Airplanes Group has had and currently maintains various relationships with GPA. First, GPA acted as promoter in establishing the entities that comprise Airplanes Group. Second, Airplanes Group purchased substantially all of its assets from GPA. See "Item 1. Business -- Introduction". Third, GPA is a holder of 5% of the ordinary share capital of Holding Co. Fourth, subsidiaries of GPA Group act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management". Fifth, Mr. Hansom, an employee of GPA Group, is a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust. Sixth, GPA holds a majority of the Airplanes Group Class E Notes. Upon completion of the MOU Transaction GE Capital will acquire the economic interest in the outstanding Airplanes Group Class E Notes currently held by GPA.

     Airplanes Group also maintains two relationships with America West. First, Mr. Franke, a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust, is a director and executive officer of America West. Second, Airplanes Group has three Aircraft under sub-sublease to America West.

     Finally, GPA also has relationships with America West, in that GPA has 8 aircraft subleased to America West.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.
Schedules: Schedule II is submitted as a separate section of this report beginning on page S-1.

(a)(3) and (c).  Exhibits:

        3.1 Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995*
        3.2   Memorandum and Articles of Association of Airplanes
              Limited**
        3.3 Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling Trustees referred to therein**
        4.1 Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers
              Trust Company, as Trustee**
        4.2   Trust Supplement No. 4 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.3   Trust Supplement No. 5 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.4   Trust Supplement No. 7 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.5   Trust Supplement No. 8 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.6   Trust Supplement No. 9 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.7   Trust Supplement No. 10 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.8   Trust Supplement No. 11 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.9   Trust Supplement No. 12 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.10  Trust Supplement A dated as of March 16, 1996 to the Pass
              Through Trust Agreement
        4.11  Form of Subclass A-4 Pass Through Certificate**
        4.12  Form of Subclass A-5 Pass Through Certificate**

        4.13  Form of Subclass A-6 Pass Through Certificate***
        4.14  Form of Subclass A-7 Pass Through Certificate***
        4.15  Form of Subclass A-8 Pass Through Certificate***
        4.16  Form of Class B Pass Through Certificate***
        4.17  Form of Class C Pass Through Certificate**
        4.18  Form of Class D Pass Through Certificate**
        4.19  Airplanes Limited Indenture dated as of March 28, 1996 among
              Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
              Company, as Trustee**
        4.20  Supplement No. 1 to the Airplanes Limited Indenture***
        4.21  Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S. Trust, Airplanes Limited and Bankers
              Trust Company, as Trustee**
        4.22  Supplement No. 2 to the Airplanes Trust Indenture***
        4.23  Form of Floating Rate Subclass A-4 Note**
        4.24  Form of Floating Rate Subclass A-5 Note**
        4.25  Form of Floating Rate Subclass A-6 Note***
        4.26  Form of Floating Rate Subclass A-7 Note***
        4.27  Form of Floating Rate Subclass A-8 Note***
        4.28  Form of Floating Rate Class B Note**
        4.29  Form of 8.15% Class C Note**
        4.30  Form of 10.875% Class D Note**
        4.31  Form of 20.00% (inflation adjusted) Class E Note**
       10.1   Stock Purchase Agreement dated as of March 28, 1996 among
              GPA, Inc., GPA Group plc and Airplanes U.S. Trust**
       10.2   Stock Purchase Agreement dated as of March 28, 1996 among
              GPA Group plc, Skyscape Limited and Airplanes Limited**
       10.3   Administrative Agency Agreement dated as of March 28, 1996 among GPA Financial Services (Ireland) Limited, GPA Group
              plc, Airplanes Limited, GPA II Limited, Airplanes U.S. Trust
              and AeroUSA, Inc.**
       10.4   Servicing Agreement dated as of March 28, 1996 among GE
              Capital Aviation Services, Limited, Airplanes Limited,
              AeroUSA, Inc., GPA II Limited, Airplanes U.S. Trust and GPA
              Cash Manager Limited**
       10.5   Reference Agency Agreement dated as of March 28, 1996 among
              Airplanes Limited, Airplanes U.S. Trust Bankers Trust
              Company, as Airplanes Limited Indenture Trustee and
              Airplanes U.S. Trust Indenture Trustee, Bankers Trust
              Company, as Reference Agent and GPA Cash Manager Limited, as
              Cash Manager**
       10.6   Secretarial Services Agreement dated as of March 28, 1996
              between Airplanes Limited and Mourant & Co. Secretaries
              Limited, as Company Secretary**
       10.7   Cash Management Agreement dated as of March 28, 1996 between
              GPA Cash Manager Limited, as Cash Manager, GPA Group plc,
              Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
              Company, as Trustee under each of the Airplanes Limited
              Indenture, the Airplanes U.S. Trust Indenture and the
              Security Trust Agreement**
       10.8   Form of Swap Agreement**
       10.9   Security Trust Agreement dated as of March 28, 1996 among
              Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
              Secretaries Limited, the Issuer Subsidiaries listed therein,
              GPA Financial Services (Ireland) Limited, GPA Cash Manager
              Limited, GPA Group plc, GE Capital Aviation Services,
              Limited, Bankers Trust Company, as Airplanes U.S. Trust
              Indenture Trustee and Airplanes Limited Indenture Trustee,
              Bankers Trust Company, as Reference Agent, and Bankers Trust
              Company, as Security Trustee**
       12     Statement re Computation of Ratios
       21     Subsidiaries of the Registrants*
       23.1   Consent of Aircraft Information Services, Inc.
       23.2   Consent of BK Associates, Inc.

       23.3   Consent of Airclaims Limited
       27     Financial Data Schedule
       99.1   Appraisal of Aircraft Information Services, Inc. relating to the Aircraft***
       99.2   Appraisal of BK Associates, Inc. relating to the Aircraft***
       99.3   Appraisal of Airclaims Limited relating to the Aircraft***

---------------

  * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99970), previously filed with the Securities and Exchange Commission.

 ** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1995, previously filed with the Securities and Exchange Commission.

*** Incorporated by reference to the Registration Statement on Form S-1 (File
    No. 333-43453), previously filed with the Securities and Exchange
    Commission.

     (b) Reports on Form 8-K: filed for event dates January 15, 1998, February 16, 1998 and March 16, 1998 (relating to the monthly report to holders of the Certificates).

     (d) Not applicable.

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report................................      F-2
Balance Sheets..............................................      F-3
Statements of Operations....................................      F-4
Statements of Changes in Shareholders' Deficit/Net
  Liabilities...............................................      F-5
Statements of Cash Flows....................................      F-6
Notes to the Financial Statements...........................      F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1998 and 1997, and the related statements of operations, changes in shareholders' deficit/net liabilities and cashflows for each of the years in the three year period ended March 31, 1998. These financial statements represent certain specified leasing operations of GPA Group plc (as defined in Notes 1 and 2) up to March 28, 1996 and the leasing operations of Airplanes Limited and Airplanes U.S. Trust in the period from March 28, 1996 to March 31, 1998 (as defined in Notes 1 and 2). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Limited and Airplanes U.S. Trust as at March 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three year period ended March 31, 1998, in conformity with generally accepted accounting principles in the United States.

                                                            KPMG
                                                           Chartered Accountants
Dublin, Ireland
June 15, 1998

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                                                         MARCH 31,
                                            -------------------------------------------------------------------
                                                          1997                               1998
                                            --------------------------------   --------------------------------
                                            AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                    NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                    -----   ---------   ---------   --------   ---------   ---------   --------
                                                      ($MILLIONS)                        ($MILLIONS)
ASSETS
Cash..............................    5         219          6          225        212          6          218
Accounts receivable...............    6
Trade receivables.................               39          2           41         19          4           23
Allowance for doubtful debts......              (12)        (1)         (13)        (9)        (1)         (10)
Amounts due from Airplanes
  Trust...........................    7          56         --           56         33         --           33
Intercompany capital lease........    8          --         --           --         38         --           38
Amounts due from GPA..............    9          --          2            2         --         --           --
Net investment in capital and
  sales type leases...............   10          94         --           94         61         38           99
Aircraft, net.....................   11       3,242        395        3,637      2,993        344        3,337
Other assets......................                5          1            6          5         --            5
                                             ------       ----       ------     ------       ----       ------
Total assets......................            3,643        405        4,048      3,352        391        3,743
                                             ======       ====       ======     ======       ====       ======
LIABILITIES
Accrued expenses and other
  liabilities.....................   12         295         24          319        437         36          473
Amounts due to Airplanes
  Limited.........................    7          --         56           56         --         33           33
Intercompany capital lease........    8          --         --           --         --         38           38
Amounts due to GPA................   13           4         --      4......         --         --           --
Indebtedness......................   14       4,005        392        4,397      3,715        363        4,078
Provision for maintenance.........   15         287         26          313        292         23          315
Deferred income taxes.............   21          57         48          105         54         48          102
                                             ------       ----       ------     ------       ----       ------
Total liabilities.................            4,648        546        5,194      4,498        541        5,039
                                             ------       ----       ------     ------       ----       ------
Net liabilities...................           (1,005)      (141)      (1,146)    (1,146)      (150)      (1,296)
                                             ------       ----       ------     ------       ----       ------
                                              3,643        405        4,048      3,352        391        3,743
                                             ======       ====       ======     ======       ====       ======

Commitments and Contingent Liabilities (Notes 22 and 23)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                          YEARS ENDED MARCH 31,
                                   -------------------------------------------------------------------
                                                 1996                               1997
                                   --------------------------------   --------------------------------
                                   AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                           NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                           -----   ---------   ---------   --------   ---------   ---------   --------
                                             ($MILLIONS)                        ($MILLIONS)
REVENUES
Aircraft leasing.........   17        556          60      616...        532          72         604
Aircraft sales...........   17         --          --          --         --          --          --
EXPENSES
Cost of aircraft sold....              --          --          --         --          --          --
Depreciation and
  amortisation...........            (183)        (24)       (207)      (191)        (32)       (223)
Net interest expense.....   18       (335)        (33)       (368)      (343)        (40)       (383)
Provision for
  maintenance............             (79)        (18)        (97)       (70)        (21)        (91)
Bad and doubtful debts...              27           1          28         --          --          --
Provision for loss making
  leases, net............   19         18          (3)         15          5           7          12
Other lease costs........             (20)         (1)        (21)       (20)         (1)        (21)
Selling, general and
  administrative
  expenses...............   20        (32)         (3)        (35)       (35)         (3)        (38)
                                     ----         ---        ----       ----         ---        ----
OPERATING LOSS BEFORE
  INCOME TAXES...........             (48)        (21)        (69)      (122)        (18)       (140)
Income tax benefit.......   21          5           8          13         10          --          10
                                     ----         ---        ----       ----         ---        ----
NET LOSS.................             (43)        (13)        (56)      (112)        (18)       (130)
                                     ====         ===        ====       ====         ===        ====

                                YEARS ENDED MARCH 31,
                           --------------------------------
                                         1998
                           --------------------------------
                           AIRPLANES   AIRPLANES
                            LIMITED      TRUST     COMBINED
                           ---------   ---------   --------
                                     ($MILLIONS)
REVENUES
Aircraft leasing.........     512          73         585
Aircraft sales...........      37          57          94
EXPENSES
Cost of aircraft sold....     (32)        (58)        (90)
Depreciation and
  amortisation...........    (170)        (22)       (192)
Net interest expense.....    (373)        (38)       (411)
Provision for
  maintenance............     (68)        (20)        (88)
Bad and doubtful debts...      --          --          --
Provision for loss making
  leases, net............      14           3          17
Other lease costs........     (29)         (1)        (30)
Selling, general and
  administrative
  expenses...............     (35)         (3)        (38)
                             ----         ---        ----
OPERATING LOSS BEFORE
  INCOME TAXES...........    (144)         (9)       (153)
Income tax benefit.......       3          --           3
                             ----         ---        ----
NET LOSS.................    (141)         (9)       (150)
                             ====         ===        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                                  AIRPLANES
                                                 AIRPLANES LIMITED                  TRUST        COMBINED
                                      ----------------------------------------   -----------   ------------
                                         SHARE                                                 SHAREHOLDERS
                                        CAPITAL         NET       SHAREHOLDERS       NET       DEFICIT/NET
                                       (NOTE 15)    LIABILITIES     DEFICIT      LIABILITIES   LIABILITIES
                                      -----------   -----------   ------------   -----------   ------------
                                      ($MILLIONS)   ($MILLIONS)   ($MILLIONS)    ($MILLIONS)   ($MILLIONS)
BALANCE AT MARCH 31, 1995..........        --            772           772            70            842
Net loss for the fiscal year.......        --             43            43            13             56
Distributions to/(Contributions
  from) GPA, net...................        --            124           124            45            169
Deferred interest on indebtedness
  to GPA (Note 2(iii)).............        --            (46)          (46)           (5)           (51)
Ordinary shares issued, $1 par
  value per share (Note 16)........        --             --            --            --             --
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 1996..........        --            893           893           123          1,016
Net loss for the fiscal year.......        --            112           112            18            130
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 1997..........        --          1,005         1,005           141          1,146
                                          ---          -----         -----           ---          -----
Net loss for the fiscal year.......        --            141           141             9            150
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 1998..........        --          1,146         1,146           150          1,296
                                          ===          =====         =====           ===          =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED MARCH 31,
                                 -------------------------------------------------------------------
                                               1996                               1997
                                 --------------------------------   --------------------------------
                                 AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                  LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                 ---------   ---------   --------   ---------   ---------   --------
                                           ($MILLIONS)                        ($MILLIONS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss.......................      (43)        (13)       (56)       (112)       (18)       (130)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and
  amortisation.................      183          24        207         191         32         223
Aircraft maintenance, net......       34           9         43          11         (9)          2
(Profit)/loss on disposal of
  aircraft.....................       --          --         --          --         --          --
Deferred income taxes..........       (5)         (8)       (13)        (10)        --         (10)
Provision for loss making
  leases.......................      (18)          3        (15)         (5)        (7)        (12)
Accrued and deferred interest
  expense......................       48           5         53         123         11         134
Changes in operating assets and
  liabilities:
Accounts receivable, net.......       18          --         18           1         --           1
Other accruals and
  liabilities..................      (19)         --        (19)         18          3          21
Other assets...................       (2)         --         (2)         (3)        (2)         (5)
                                   -----      ------      -----      ------        ---        ----
NET CASH PROVIDED BY OPERATING
  ACTIVITIES...................      196          20        216         214         10         224
                                   =====      ======      =====      ======        ===        ====
CASH FLOWS FROM INVESTING
  ACTIVITIES
Sale/(Purchase) of aircraft....       (3)         --         (3)         44        (44)         --
Capital and sales type
  leases.......................       16          --         16          19         --          19
                                   -----      ------      -----      ------        ---        ----
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES.........       13          --         13          63        (44)         19
                                   =====      ======      =====      ======        ===        ====
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes.............       --          --         --        (216)       (22)       (238)
Issue of A-E notes.............    4,221         413      4,634          --         --          --
Issue of refinanced notes
  (net of costs)...............       --          --         --          --         --          --
Amounts due from Airplanes
  Trust to Airplanes Limited...                                         (56)        56          --
Repayment of indebtedness to
  GPA..........................               (4,192)      (410)     (4,602)        --          --
Distributions to GPA Group
  plc..........................     (147)        (29)      (176)         --         --          --
                                   -----      ------      -----      ------        ---        ----
NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES.........     (118)        (26)      (144)       (272)        34        (238)
                                   -----      ------      -----      ------        ---        ----
NET INCREASE/(DECREASE) IN
  CASH.........................       91          (6)        85           5         --           5
Cash at beginning of year......      123          12        135         214          6         220
                                   -----      ------      -----      ------        ---        ----
Cash at end of year............      214           6        220         219          6         225
                                   =====      ======      =====      ======        ===        ====
CASH PAID IN RESPECT OF:
Interest.......................      294          29        323         237         28         265
                                   =====      ======      =====      ======        ===        ====

                                      YEARS ENDED MARCH 31,
                                 --------------------------------
                                               1998
                                 --------------------------------
                                 AIRPLANES   AIRPLANES
                                  LIMITED      TRUST     COMBINED
                                 ---------   ---------   --------
                                           ($MILLIONS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss.......................     (141)        (9)        (150)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and
  amortisation.................      170         22          192
Aircraft maintenance, net......        9          1           10
(Profit)/loss on disposal of
  aircraft.....................       (5)         1           (4)
Deferred income taxes..........       (3)        --           (3)
Provision for loss making
  leases.......................      (14)        (3)         (17)
Accrued and deferred interest
  expense......................      147         16          163
Changes in operating assets and
  liabilities:
Accounts receivable, net.......       17         (2)          15
Other accruals and
  liabilities..................        3          6            9
Other assets...................       --         (1)          (1)
                                  ------       ----       ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES...................      183         31          214
                                  ======       ====       ======
CASH FLOWS FROM INVESTING
  ACTIVITIES
Sale/(Purchase) of aircraft....       63         21           84
Capital and sales type
  leases.......................       17         --           17
                                  ------       ----       ------
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES.........       80         21          101
                                  ======       ====       ======
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes.............   (2,494)      (247)      (2,741)
Issue of A-E notes.............       --         --           --
Issue of refinanced notes
  (net of costs)...............    2,201        218        2,419
Amounts due from Airplanes
  Trust to Airplanes Limited...       23        (23)          --
Repayment of indebtedness to
  GPA..........................       --         --           --
Distributions to GPA Group
  plc..........................       --         --           --
                                  ------       ----       ------
NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES.........     (270)       (52)        (322)
                                  ------       ----       ------
NET INCREASE/(DECREASE) IN
  CASH.........................       (7)        --           (7)
Cash at beginning of year......      219          6          225
                                  ------       ----       ------
Cash at end of year............      212          6          218
                                  ======       ====       ======
CASH PAID IN RESPECT OF:
Interest.......................      245         22          267
                                  ======       ====       ======

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

     On March 16, 1998 Airplanes Group successfully completed a refinancing of $2,437 million related to Class A and Class B Notes.

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

     Accordingly, the financial statements reflect the results of operations, assets and liabilities relating to the aircraft transferred to Airplanes Limited and Airplanes Trust, from the date of original acquisition of controlling interest by GPA of each aircraft. For all periods prior to the Closing Date, the financial statements have been prepared on the bases and assumptions set out below. For the period subsequent to the Closing Date the financial statements reflect the actual results of Airplanes Limited and Airplanes Trust.

  Bases and Assumptions

     (i) Prior to the Closing Date, an allocation of certain costs such as selling, general and administrative expenses of GPA to Airplanes Limited and Airplanes Trust was made. The most significant element of these costs related to aircraft management fees, substantially all of which were asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. Management believes that the bases for these allocations are reasonable.

     Airplanes Group has entered into a Servicing Agreement with GE Capital Aviation Services Limited ("GECAS") under which GECAS provides, inter alia, lease management and aircraft asset management services in return for a fee. Airplanes Group has also entered into an Administration Agency Agreement and a

                                AIRPLANES GROUP

2.   BASIS OF PREPARATION -- (CONTINUED)
Cash Management Agreement with GPA. In the years to March 31, 1998 and March 31, 1997, $26.2 million and $9 million were charged by GECAS and GPA respectively.

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

     At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million were surrendered and cancelled under the terms of the Transaction (after giving effect to certain purchase price adjustments). It was assumed that the indebtedness to GPA (explained above) was repaid from the proceeds of the Notes and the Class E Notes. Details of the terms of the various classes of Notes issued by Airplanes Group are set out in Note 14.

     Indebtedness at March 31, 1998 represents the aggregate of the Class A -- E Notes in issue. The $556 million decrease since the Closing Date represents actual cash repayments.

     (iii) The interest charged on Airplanes Group's indebtedness to GPA in the periods prior to the Closing Date is based on GPA's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995 and 1996, respectively. In the period subsequent to the Closing Date interest expense is based on the terms of the notes issued. Details of the interest rates applicable to the various classes of Notes are set out in Note 14.

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

     (iv) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the securitization transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from GPA. The cash balances as at March 31, 1998, and March 31, 1997, represent the actual cash balances held by Airplanes Group at those dates.

     (v) In the period prior to the Closing Date, Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from GPA.

     At March 31, 1998 and March 31, 1997 the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at that Date.

3.   RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS

     Airplanes Group's portfolio has been acquired entirely from GPA pursuant to the Transaction.

     With effect from the Closing Date, GECAS provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been

                                AIRPLANES GROUP

3. RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED) appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

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

     On June 8, 1998, GPA Group entered into a nonbinding memorandum of understanding (the "MOU") with GE Capital and GECAS in relation to a number of matters, including restructuring of the Call Right (the "MOU Transaction"). Completion of the MOU Transaction will be subject to the negotiation and execution of definitive agreements and the approval of GPA Group's ordinary shareholders. Upon completion of the MOU Transaction, GPA will conduct business under a new name.

     The principal components of the MOU Transaction are:

     - Replacement of the existing Call Right with a new option (the "NEW GE OPTION"), exercisable at any time until October 29, 2001, to acquire a passive investment of up to 24.9% in GPA (after exercise) at an option price of $0.06 per ordinary share (equivalent to the per share price under the existing Call Right).

     - GPA's servicing agreement with GECAS would be amended to provide, among other things, for its termination on October 29, 2001 in consideration for a $61.25 million fee to be paid by GPA upon completion of the MOU Transaction.

     - GPA to sell nine aircraft to GE Capital for an aggregate purchase price equal to GPA's net book value (approximately $274 million).

     - GPA to assign to GE Capital its rights under a purchase agreement with The Boeing Company for four new Boeing 737 aircraft. GE Capital will reimburse GPA for all purchase price installments previously paid by GPA.

     - GE Capital to acquire GPA's economic interest in the outstanding Class E Notes issued by Airplanes Limited and Airplanes U.S. Trust that are held by GPA Group. GECAS will continue as Servicer of Airplanes Group's 215 aircraft.

     - GE Capital to have the option, exercisable at any time until October 29, 2001, to pay GPA $36 million in satisfaction of GE Capital's obligation to make deferred payments to GPA relating to

                                AIRPLANES GROUP

3. RELATIONSHIP WITH GPA GROUP PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED) 18 aircraft it previously purchased from GPA. (This amount is equal to GPA's book value of the deferred payments.)

     - GPA to satisfy its obligations as lessee under nine aircraft head leases from GE Capital for a $36 million cash payment and assignment of its rights under the relevant subleases.

     - GPA to change its name upon completion of the MOU Transaction. GPA, GE Capital, GECAS and their affiliates will agree not to use the "GPA" or "Guinness Peat Aviation" names or logos.

     In connection with the MOU Transaction, GPA also plans to seek one or more new equity investors to acquire a significant minority stake in GPA Group (which may include both ordinary shares to be acquired from GPA Group's current shareholders and newly issued ordinary shares). GPA expects that completion of the MOU Transaction will depend on such an acquisition being made. GPA is currently in preliminary discussions with a limited number of potential investors.

     The MOU Transaction (other than the aircraft sales described above), including the agreement reached with any new investor(s), will require approval by GPA Group's ordinary shareholders in the form of a special resolution (i.e., requiring a 75% majority at a general meeting). GPA expects to convene an extraordinary general meeting of ordinary shareholders for the purpose of obtaining shareholder approval once definitive agreements with GE Capital and GECAS have been signed.

     The MOU is nonbinding and the final terms of the MOU Transaction will be contained in definitive agreements to be negotiated and executed by the parties. As a result, the MOU Transaction, if agreed, may differ from the transactions described above. In addition to shareholder approval, completion of the Transaction will be subject to any required contractual, governmental or regulatory approvals and other customary closing conditions.

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

     Airplanes Group adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") with effect from April 1, 1996. The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cashflows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market values reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of

                                AIRPLANES GROUP

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows.

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

     Additionally prior to the implementation of FAS 121, Airplanes Group made provisions for downtime costs where aircraft were off lease and were expected to be on the ground for a period prior to re-leasing. Such costs included depreciation, allocated interest costs and any other attributable costs expected to be incurred over the period to the estimated re-lease date. Following the adoption of FAS 121 Airplanes Group's assessment of the need for downtime provisions is incorporated in its impairment assessment.

     The adoption of FAS 121 did not have a material impact on these financial statements.

     Cost comprises the invoiced cost net of manufacturers' discounts. Depreciation is calculated on a straight line basis. The estimates of useful lives and residual values are reviewed periodically. The current estimates for residual values are generally 15% of cost, and for useful lives are as follows:

                                                                YEARS          FROM
                                                                -----    ----------------
Stage 2 aircraft............................................    20-25    Manufacture date
Refurbished and upgraded aircraft -- converted to
  freighters................................................       20    Conversion date
Turboprop aircraft..........................................     22.5    Manufacture date
All other aircraft..........................................       25    Manufacture date

  (c) Net Investment in Capital and Sales Type Leases

     The amounts due from lessees under capital leases, where the entire cost of the asset is recovered, are shown in the balance sheet at the net amount receivable under these leases. The related finance revenue is recognised as income over the period of the lease in proportion to the amounts outstanding.

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

     Maintenance provisions also include the directors' estimate of maintenance costs which are Airplanes Group's primary responsibility and certain amounts in respect of the risk of lessees defaulting on obligations, which could results in Airplanes Group incurring maintenance costs which are the lessee's primary responsibility.

  (e) Allowance for doubtful debts

     Allowances are made for doubtful debts where it is considered that there is a significant risk of non recovery.

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The assessment of risk of non recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security held, together with an assessment of the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment.

  (f) Provision for Loss Making Leases

     A lease agreement is deemed to be "Loss Making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest cost attributable to the relevant aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. At March 31, 1998 and March 31, 1997, the attributable allocated interest cost excludes the element of the interest on the Class E Notes, 9% per annum, which is payable only in the event that the principal amount on all the Notes is repaid. Provision is made for the expected losses on such leases.

  (g) Taxation

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognised in the period that includes the enactment date.

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

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 1998 Airplanes Group owned 221 aircraft which it leased to 76 lessees in 38 countries. The geographic concentrations of leasing revenues is set out in Note 17.

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

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Mexico is a significant market for Airplanes Group's aircraft and at March 31, 1998, 27 of Airplanes Group's aircraft were being operated by 3 Mexican lessees. Difficult market conditions and substantial over-capacity continue to have an adverse effect on the Mexican air transport sector and restructuring negotiations with certain of Airplanes Group's Mexican lessees have been concluded, while negotiations with other lessees are continuing. Receivable balances with Mexican lessees in total were $7 million at March 31, 1998, of which $5.5 million has been deferred, and in respect of which allowances of $0.3 million for doubtful debts have been made.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 1998, 15 of Airplanes Group's aircraft were being operated by 4 Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $0.5 million at March 31, 1998, of which $0.5 million has been deferred, and in respect of which allowances of $0.1 million for doubtful debts have been made.

     Canadian Airlines, Airplanes Group's third largest lessee at March 31, 1998 by Appraised Value, approached its creditors including Airplanes Group, with proposals to reschedule its obligations. A rescheduling plan granted Canadian Airlines a deferral of operating lease rentals for a three month period and a deferral of finance lease principal payments for the six month period commencing from December 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. Receivable balances at March 31, 1998 were $6.6 million of which $1.8 million of doubtful debt provisions have been made.

     Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region where at March 31, 1998 5 of Airplanes Group's aircraft were being operated by 4 lessees. Receivables balances including balances from lessees where the aircraft were returned during the year totalled $4.3 million, in respect of which allowances of $1.7 million for doubtful debts have been made.

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

          (ii) The fair value of the A, B, C and D Notes issued by Airplanes Group outstanding at March 31, 1998 and 1997 was $3,573 million and $3,865 million respectively. While the amount subscribed for the E Notes was based on the appraised value of the aircraft at the Closing Date, the fair value of these Notes at March 31, 1998 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

          (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps and options to enter into interest rate swaps ("Swaptions"). At March 31, 1998 and 1997 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $2.55 billion and

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     $2.79 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The objective of Airplanes Group's interest rate risk management policy is to correlate the contracted fixed and floating rental payments in its portfolio to the fixed and floating interest payments on the bonds, taking into account the expected amortisation of Class A and Class B Notes. The fair value of these Swaps at March 31, 1998 and 1997 was an unrealised loss of $2.35 million and an unrealised profit of $8.77 million respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default is managed in part through the purchase of Swaptions. At March 31, 1998 and 1997 Airplanes Group had entered into swaptions with a notional value of $226 million and $76 million respectively. The fair value of the swaptions at March 31, 1998 and 1997 was $1.8 million and $0.3 million respectively.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements or in the event of defaults by lessees. However, Airplanes Group does not anticipate non-performance by the counterparties and other parties and accounts for hedging losses resulting from lessee defaults as they are incurred.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 1998 comprise three major U.S./European financial institutions.

  (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in US dollars.

  (k) Year 2000

     The assessment of the Year 2000 risks relevant to Airplanes Group is still at an early stage. Airplanes Group is currently unable to make any estimate of the amount, if any, that may be required to address the Year 2000 issue. Airplanes Group will expense all costs as incurred.

5.   CASH

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Cash..............................................       219            6          212            6
                                                         ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 1998 and 1997 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 1998 and 1997 is restricted cash of $6 million.

                                AIRPLANES GROUP

6.   ACCOUNTS RECEIVABLE

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Trade receivables.................................        39            2           19            4
Allowance for doubtful debts......................       (12)          (1)          (9)          (1)
                                                         ---          ---          ---          ---
                                                          27            1           10            3
                                                         ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables................        16           --           12           --
  Allowance for doubtful debts....................        (2)          --           (2)          --
                                                         ---          ---          ---          ---
                                                          14           --           10           --
                                                         ===          ===          ===          ===

     Deferred lease receivables at March 31, 1998 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Mexico where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)) and in North America as a result of the deferral agreement reached with Canadian airlines.

     Receivables include amounts classified as due after one year of $17 million (Airplanes Limited $17 million and Airplanes Trust $Nil) at March 31, 1998 and $8 million (Airplanes Limited $8 and Airplanes Trust $Nil) at March 31, 1997.

7.   AMOUNTS DUE FROM AIRPLANES TRUST TO AIRPLANES LIMITED

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Amount receivable from Airplanes Trust............        56          (56)          33          (33)
                                                         ===          ===          ===          ===

     Included in the balance of $33 million at March 31, 1998 was $80 million in respect of aircraft sales and purchases. Included in the balance of $56 million at March 31, 1997 was $43 million in respect of aircraft sales and purchases. The remaining balance represents the net amount due to Airplanes Limited in respect of Airplanes Trust's trading activities, including servicing of its' debt obligations.

                                AIRPLANES GROUP

8.   INTERCOMPANY CAPITAL LEASE

     During the year an aircraft owned by Airplanes Limited was leased to Airplanes Trust for onward lease to a third party. Both of these leases are capital leases. A summary of the net components (payable by Airplanes Trust to Airplanes Limited) of the investment in this lease as at March 31, 1998 is as follows:

                                                                  MARCH 31
                                                                ------------
                                                                1997    1998
                                                                ----    ----
                                                                ($MILLIONS)
Total minimum lease payments receivable/payable.............     --      61
Less unearned revenue.......................................     --     (23)
                                                                ---     ---
                                                                 --      38
                                                                ===     ===

     Minimum future payments to be received/paid on this capital lease at March 31, 1998 are as follows:

                                                                   MINIMUM LEASE
                                                                PAYABLES RECEIVABLE
                                                                -------------------
                                                                    ($MILLIONS)
1999........................................................             5
2000........................................................             5
2001........................................................             5
2002........................................................             5
2003........................................................             5
Thereafter..................................................            36
                                                                        --
                                                                        61
                                                                        ==

     The capital lease with the third party is included within Note 10.

9.   AMOUNTS DUE FROM GPA

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Amounts due from GPA..............................        --            2           --           --
                                                         ===          ===          ===          ===

     The amounts due from GPA at March 31, 1997 related to a cash adjustment amount in respect of the difference between the collateralized value of the receivables which were originally assumed to be transferred and the actual balances which were transferred at the Closing Date.

                                AIRPLANES GROUP

10. NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases:

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                                        ($MILLIONS)
Total minimum lease payments receivable...........        77           --           57           61
Estimated residual values of leased assets........        39           --           23           --
Less unearned revenue.............................       (22)          --          (19)         (23)
                                                         ---          ---          ---          ---
Net investment in capital and sales type leases...        94           --           61           38
                                                         ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 1996, 1997 and 1998 amounted to $28 million, (Airplanes Limited $28 million, Airplanes Trust $ nil) $28 million (Airplanes Limited $28 million, Airplanes Trust $ nil) and $26 million (Airplanes Limited $26 million, Airplanes Trust $ nil) respectively.

     Unearned revenue of $8 million (Airplanes Limited $8 million, Airplanes Trust $ nil) $9 million (Airplanes Limited $9 million, Airplanes Trust $ nil) and $8 million (Airplanes Limited $8 million, Airplanes Trust $ nil) for the years ended March 31, 1996, 1997 and 1998, respectively, was amortised and included in revenue.

     Minimum future payments to be received on such capital leases for aircraft at March 31, 1998 are as follows:

                                                                  MINIMUM LEASE
                                                               PAYABLES RECEIVABLE
                                                              ----------------------
                                                              AIRPLANES    AIRPLANES
                                                               LIMITED       TRUST
                                                              ---------    ---------
                                                                   ($MILLIONS)
Years ending March 31,
  1999......................................................     15            5
  2000......................................................     15            5
  2001......................................................     13            5
  2002......................................................      8            5
  2003......................................................      2            5
  Thereafter                                                      4           36
                                                                 --           --
                                                                 57           61
                                                                 ==           ==

                                AIRPLANES GROUP

11. AIRCRAFT

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
AIRCRAFT
Cost..............................................      4,281          554        4,187          486
Less Accumulated depreciation.....................     (1,039)        (159)      (1,194)        (142)
                                                       ------       ------       ------       ------
                                                        3,242          395        2,993          344
                                                       ======       ======       ======       ======
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years............................        425           74          155           54
  From one to five years..........................      2,277          283        2,102          202
  Less than one year..............................        493           25          659           88
Non revenue earning aircraft:
  Available for lease.............................          6           --            3           --
  Available for lease, subject to letters of
     intent                                                41           13           74           --
                                                       ------       ------       ------       ------
                                                        3,242          395        2,993          344
                                                       ======       ======       ======       ======

     Certain aircraft are subject to purchase options granted to existing lessees.

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1996                    1997                    1998
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Depreciation expense.....................     180          23         185          30         168          22
                                              ===         ===         ===         ===         ===         ===

     Depreciation expense for 1998 includes $2.1m of additional depreciation charged during the year in relation to the write down of the carrying values of three A300 aircraft, in accordance with FAS 121. Depreciation expense for 1997 includes $15m of additional depreciation charged during the year in relation to the write down of the carrying values of two DC10-30 aircraft.

     At March 31, 1998 Airplanes Group owned 221 (1997: 229) aircraft. Since the year end six of these aircraft have been sold realising a profit of $8.2 million.

                                AIRPLANES GROUP

12. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Accrued expenses and other liabilities include:
Unearned revenue..................................        17            2           27            2
Provisions for loss making leases (Note 19).......        58            6           44            3
Interest accrued..................................       126           11          270           27
Other accruals....................................        34            2           42           --
Trade payables....................................         1           --            1           --
Deposits received.................................        59            3           53            4
                                                         ---          ---          ---          ---
                                                         295           24          437           36
                                                         ===          ===          ===          ===
Of which:
Payable within one year...........................        87            5           90            5
Payable after one year............................       208           19          347           31
                                                         ---          ---          ---          ---
                                                         295           24          437           36
                                                         ===          ===          ===          ===

13. AMOUNTS DUE TO GPA

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Amounts due.......................................         4           --           --           --
                                                         ===          ===          ===          ===

     The amounts due to GPA at March 31, 1997 relate to cash balances retained by Airplanes Group on the Closing Date in excess of those required in accordance with the terms of the Transaction, in respect of security deposits and letters of credit which were not novated from GPA at the Closing Date.

                                AIRPLANES GROUP

14. INDEBTEDNESS

     The components of the debt are as follows:

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Indebtedness in respect of Notes issued:
Subclass A-1......................................        773          77            --          --
Subclass A-2......................................        683          67            --          --
Subclass A-3......................................        455          45            --          --
Subclass A-4......................................        182          18           182          18
Subclass A-5......................................        345          29            85           8
Subclass A-6......................................         --          --           775          75
Subclass A-7......................................         --          --           502          49
Subclass A-8......................................         --          --           638          62
Class B...........................................        328          33           307          30
Class C...........................................        341          34           341          34
Class D...........................................        364          36           364          36
Class E...........................................        538          53           538          53
                                                        -----         ---         -----         ---
                                                        4,009         392         3,732         365
Discounts/costs arising on issue of Notes.........         (4)         --           (17)         (2)
                                                        -----         ---         -----         ---
                                                        4,005         392         3,715         363
                                                        =====         ===         =====         ===

  Debt maturity

     The repayment terms of the A, B, C and D Notes are such that certain principal amounts are expected to be repaid based on certain assumptions ("The Expected Final Payment Date") or refinanced through the issue of new Notes by specified Expected Final Payment Dates but in any event are ultimately due for repayment on specified final maturity dates ("the Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates, Principal Amount and interest rates applicable to each class of note are set out below.

                                             PRINCIPAL AMOUNT   EXPECTED FINAL    FINAL
CLASS/SUBCLASS OF NOTES   INTEREST RATES         YEAR END       PAYMENT DATE      MATURITY DATE
-----------------------  -----------------   ----------------   --------------    -------------
                                               ($ MILLIONS)
Subclass A-4...........  (LIBOR+.62%)               200         March 15, 2003    March 15, 2019
Subclass A-5...........  (LIBOR+.35%)                94         March 15, 1999    March 15, 2019
Subclass A-6...........  (LIBOR+.34%)               850         January 15, 2004  March 15, 2019
Subclass A-7...........  (LIBOR+.26%)               550         March 15, 2001    March 15, 2019
Subclass A-8...........  (LIBOR+.375%)              700         March 15, 2003    March 15, 2019
Class B................  (LIBOR+.75%)               337         March 15, 2009    March 15, 2019
Class C................  (8.15%)                    375         March 15, 2011    March 15, 2019
Class D................  (10.875%)                  400         March 15, 2012    March 15, 2019
Class E................  (See below)                591         See below         See below
                                                  -----
                                                  4,097
                                                  =====

                                AIRPLANES GROUP

14. INDEBTEDNESS -- (CONTINUED)
     These following notes were refinanced on March 16, 1998 in their entirety and were replaced by the A-6, A-7, A-8 and B notes as set out below. Discounts on Notes issued and costs arising on refinanced Notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinanced Notes.

                                              PRINCIPAL AMOUNT   EXPECTED FINAL    FINAL
CLASS/SUBCLASS OF NOTES      INTEREST RATES    AT REFINANCING    PAYMENT DATE      MATURITY DATE
-----------------------      --------------   ----------------   --------------    -------------
                                                ($ MILLIONS)
Subclass A-1...............  (LIBOR+.25%)            850         March 15, 1998    March 15, 2006
Subclass A-2...............  (LIBOR+.32%)            750         March 15, 1999    March 15, 2009
Subclass A-3...............  (LIBOR+.47%)            500         March 15, 2001    March 15, 2015
Class B....................  (LIBOR+1.10%)           337         March 15, 2009    March 15, 2019
                                                   -----
                                                   2,437
                                                   =====

     The dates on which principal repayments on the Notes will actually occur will depend on the cash generated by Airplanes Group and in the event that the sub-class A-4, A-7 and A-8 are not repaid or refinanced by the Expected Final Maturity Date, additional interest will arise.

     LIBOR on the Class A and Class B Notes equates to the London interbank offered rate for one month US dollar deposits.

     Interest on the Class C and Class D fixed rate Notes is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The Class E Notes accrue interest for each Interest Accrual Period at a rate of 20% per annum. The stated interest rate on the Class E Notes is adjusted by reference to the U.S. Consumer Price Index. Except for the Class E Note Minimum Interest Amount plus the Class E Note Supplemental Interest Amount, each of which are paid at a rate of 1% and 10% multiplied by the Outstanding Principal Balance of the Class E Note, respectively, no interest will be payable on the Class E Notes until all of the interest, principal and premium, if any, on the Notes have been repaid in full. The principal on the Class E notes will be repaid, subject to adequate funds being available after the interest on the E Note.

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

     On each payment date the priority of the principal amounts outstanding in respect of the various sub-classes of A Notes is A-5, A-6, A-7 and A-8 in that order.

                                AIRPLANES GROUP

15. PROVISION FOR MAINTENANCE

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Balance at April, 1...............................       276           35          287           26
Receivable during year............................        70           21           68           20
Expenditure/Transfers.............................       (59)         (30)         (63)         (23)
                                                         ---          ---          ---          ---
Balance at March, 31..............................       287           26          292           23
                                                         ===          ===          ===          ===

     The reserve for maintenance includes maintenance reserve funds received from lessees, provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance and in certain cases provisions to cover the risk of lessees defaulting on obligations, which could result in Airplanes Group incurring maintenance costs which are the lessees' primary responsibility.

16. SHARE CAPITAL

                                                                AIRPLANES LIMITED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
                                                                       ($)
Ordinary shares, par value $1
Authorised 10,000...........................................    10,000     10,000
                                                                ======     ======
Issued 30...................................................        30         30
                                                                ======     ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 1998 the total unpaid cumulative preferential dividend amounted to $9,000.

                                AIRPLANES GROUP

17. REVENUES

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1996                    1997                    1998
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe.................................     195           2         193           1         192           1
  North America..........................      58          56          51          58          57         118
  South America..........................     185           1         180          12         222           9
  Asia/rest of world.....................     118           1         108           1          78           2
                                              ---         ---         ---         ---         ---         ---
                                              556          60         532          72         549         130
                                              ===         ===         ===         ===         ===         ===
Of which, sales revenue to third parties
  represents.............................      --          --          --          --         (37)        (57)
                                              ===         ===         ===         ===         ===         ===
Leasing revenue..........................     556          60         532          72         512          73
                                              ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.............................      78          14          70          21          68          20
                                              ===         ===         ===         ===         ===         ===

     At March 31, 1998, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         1998
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($MILLIONS)
Year ending March 31,
  1999......................................................        386          32
  2000......................................................        310          29
  2001......................................................        225          21
  2002......................................................        166          15
  2003......................................................         75           7
  Thereafter................................................         92           1
                                                                  -----         ---
                                                                  1,254         105
                                                                  =====         ===

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 5.6%, and include aircraft subject to Letters of Intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in fiscal 1996, 1997 or 1998. For Airplanes Trust: (a) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1996, and individually these lessees accounted for 32% and 31% of leasing revenue, respectively, (b) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1997, and individually these lessees accounted for 37% and 31% of leasing revenue respectively and (c) two lessees each accounted for more than 10% of leasing revenue in the year ended March 31, 1998 and individually these lessees accounted for 38% and 29% of leasing revenue respectively.

                                AIRPLANES GROUP

18. NET INTEREST EXPENSE

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1996                    1997                    1998
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Interest on GPA indebtedness.............     339          34          --          --          --          --
Interest on Notes issued.................       3          --         360          40         389          38
Interest income..........................      (7)         (1)        (17)         --         (16)         --
                                              ---         ---         ---         ---         ---         ---
                                              335          33         343          40         373          38
                                              ===         ===         ===         ===         ===         ===
Cash paid in respect of interest.........     294          29         237          28         245          22
                                              ===         ===         ===         ===         ===         ===

     As set out in Note 2, Basis of Preparation, interest charges included in the Statement of Operations relating to indebtedness to GPA are based on GPA's average cost of debt of 8.25% for the year ended March 31, 1996. For periods up to March 28, 1996 the Statement of Cash Flows gives effect to cash payments for interest only of 1% per annum on that portion of the indebtedness assumed to be refinanced by the E Notes (assumed in these financial statements to be approximately 15% of total indebtedness) and the balance is deferred and reflected as a movement in net liabilities.

     For all periods subsequent to March 28, 1996 the Statement of Operations and the Statement of Cash Flows includes the actual amounts charged and paid respectively.

19. LOSS MAKING LEASES

                                                                    YEAR ENDED MARCH 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Provision.........................................        54            2           16           --
Utilisation.......................................       (59)          (9)         (30)          (3)
                                                         ---          ---          ---          ---
Net utilisation...................................        (5)          (7)         (14)          (3)
                                                         ===          ===          ===          ===

     Provision is made for the expected losses where a lease agreement is deemed to be loss making. The charge in respect of the loss making lease provisions and the utilisation of these provisions are reflected on a net basis in the Statement of Operations. These provisions are utilised as the corresponding actual losses arise over the period of the lease. The actual losses are reflected within the depreciation expense, interest expense or other costs within the Statement of Operations.

20. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1996                    1997                    1998
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
GECAS Management fees....................      20           2          24           2          24           2
Other selling, general and administrative
  expenses...............................      12           1          11           1          11           1
                                              ---         ---         ---         ---         ---         ---
                                               32           3          35           3          35           3
                                              ===         ===         ===         ===         ===         ===

                                AIRPLANES GROUP

20. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- (CONTINUED)
     In the years ended March 31, 1998 and 1997 other selling, general and administrative expenses included an amount of $9 million (Airplanes Limited $8 million, Airplanes Trust $1 million) payable to GPA in respect of Administration and Cash Management fees.

21. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily US entities).

  (a) Airplanes Limited

     Income tax benefit of Airplanes Limited consists of the following:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Current income tax..........................................      --       --       --
Deferred income tax.........................................       5       10        3
                                                                 ---      ---      ---
                                                                   5       10        3
                                                                 ===      ===      ===

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 1996, 1997 and 1998 and the expected tax benefit based on a tax rate of 10% is shown below:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Tax benefit at 10%..........................................       5       12       16
Non deductible E Note interest..............................      --      (12)     (13)
Release of over provision in respect of prior year..........      --       10       --
                                                                 ---      ---      ---
Actual tax benefit..........................................       5       10        3
                                                                 ===      ===      ===

     E Note interest is not deductible for tax purposes in Ireland.

     The deferred tax provision at March 31, 1996 was based on calculations of losses forward and capital allowances of Airplanes Limited at December 31, 1995 adjusted on an estimated basis to March 31, 1996. The release of the over provision in respect of the prior year primarily relates to the finalisation of these estimates.

     Airplanes Limited has net operating loss carryforwards of approximately $1,103 million as of March 31, 1998, which are available for offset against future taxable income with no restrictions to expiration.

                                AIRPLANES GROUP

21. PROVISION FOR INCOME TAXES -- (CONTINUED)
     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                                 MARCH 31,
                                                                ------------
                                                                1997    1998
                                                                ----    ----
                                                                ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................     79     111
Deferred tax liability relating to:
  Aircraft..................................................    136     165
                                                                ---     ---
Net deferred tax liability..................................     57      54
                                                                ===     ===

(b) Airplanes Trust

     Income tax benefit of Airplanes Trust consists of the following:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Current income tax:
  Federal...................................................      --       --       --
  State.....................................................      --       --       --
                                                                 ---      ---      ---
Total current...............................................      --       --       --
                                                                 ---      ---      ---
Deferred income tax:
  Federal...................................................       6       --       --
  State.....................................................       2       --       --
                                                                 ---      ---      ---
Total deferred..............................................       8       --       --
                                                                 ---      ---      ---
                                                                   8       --       --
                                                                 ===      ===      ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 1996, 1997, and 1998 and the expected tax benefit based on the U.S. Federal statutory tax rate of 35% in 1996, 1997, and 1998 is shown below:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Tax benefit at statutory rate...............................       7        6        3
State taxes, net of Federal tax.............................       1        1       --
Non deductible E-Note interest..............................      --       (5)      (6)
Increase/Decrease on valuation allowance....................      --       (2)       3
                                                                 ---      ---      ---
                                                                   8       --       --
                                                                 ===      ===      ===

     Airplanes Trust has Federal tax net operating loss carryforwards of approximately $116 million as of March 31, 1998, which expire beginning in 2007. In the event of a change of ownership of Airplanes Trust, the net operating loss carryforwards could become limited pursuant to Internal Revenue Code Section 382.

                                AIRPLANES GROUP

21. PROVISION FOR INCOME TAXES -- (CONTINUED)
     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                                YEARS ENDED
                                                                 MARCH 31,
                                                                ------------
                                                                1997    1998
                                                                ----    ----
                                                                ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................     40      47
  Other.....................................................      6       6
  Valuation allowance.......................................    (19)    (16)
                                                                ---     ---
                                                                 27      37
                                                                ---     ---
Deferred tax liabilities relating to:
  Aircraft..................................................     75      85
                                                                ---     ---
Net deferred tax liability..................................     48      48
                                                                ===     ===

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under US "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 1996, 1997 and 1998 the maximum potential exposure under these provisions is $9 million, $7 million and $4 million, respectively. The Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and GPA, Airplanes Trust is liable to GPA for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from GPA are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by GPA for any tax benefits provided subsequent to the completion of the Transaction, to GPA from Airplanes Trust's tax losses. GPA has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction. In the year ended March 31, 1998 no tax sharing will occur as both groups will be in a loss position.

22. COMMITMENTS

  Capital Commitments

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 1998.

23. CONTINGENT LIABILITIES

  Guarantees

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Limited and Airplanes Trust, respectively, pursuant to the securitization transaction, details of which are set out in Note 1.

                                AIRPLANES GROUP

23. CONTINGENT LIABILITIES -- (CONTINUED)
  Foreign Taxation

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

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST:

     Under date of June 15, 1998, we reported on the balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1997 and 1998, and the related statements of operations, changes in shareholders' deficit/net liabilities and cash flows for each of the years in the three year period ended March 31, 1998, which are included in this Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in this Report on Form 10-K. This financial statement schedule is the responsibility of the companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG
                                                           Chartered Accountants

Dublin, Ireland
June 15, 1998

                                AIRPLANES GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                              ACCOUNTS RECEIVABLE

                                  SCHEDULE II

                                             BALANCE AT   CHARGED/(RELEASED)    DEDUCTION
                                             BEGINNING       TO COSTS AND      (WRITE-OFFS/   BALANCE AT
AIRPLANES LIMITED                             OF YEAR          EXPENSES         TRANSFERS)    END OF YEAR
-----------------                            ----------   ------------------   ------------   -----------
                                                                     ($MILLIONS)
Year ended March 31,
  1994....................................       25               17                (3)           39
  1995....................................       39               34                (7)           66
  1996....................................       66              (27)              (27)           12
  1997....................................       12                2                (2)           12
  1998....................................       12                1                (4)            9

                                             BALANCE AT   CHARGED/(RELEASED)    DEDUCTION
                                             BEGINNING       TO COSTS AND      (WRITE-OFFS/   BALANCE AT
AIRPLANES TRUST                               OF YEAR          EXPENSES         TRANSFERS)    END OF YEAR
---------------                              ----------   ------------------   ------------   -----------
                                                                     ($MILLIONS)
Year ended March 31,
  1994....................................        3                3                (1)            5
  1995....................................        5               (1)                1             5
  1996....................................        5               (1)               (3)            1
  1997....................................        1               --                --             1
  1998....................................        1               --                --             1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes U.S. Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIRPLANES U.S. TRUST

                                               By:    /s/ ROY M. DANTZIC

                                                 -------------------------------
                                                 Roy M. Dantzic
                                                 Controlling Trustee

Dated: June 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 1998.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
             /s/ HUGH R. JENKINS                      Controlling Trustee
---------------------------------------------         (principal executive officer)
               Hugh R. Jenkins

             /s/ ROY M. DANTZIC                       Controlling Trustee
---------------------------------------------         (principal financial officer)
               Roy M. Dantzic

            /s/ WILLIAM M. MCCANN                     Controlling Trustee
---------------------------------------------         (principal accounting officer)
              William M. McCann

            /s/ WILLIAM A. FRANKE                     Controlling Trustee
---------------------------------------------
              William A. Franke

            /s/ EDWARD J. HANSOM                      Controlling Trustee
---------------------------------------------
              Edward J. Hansom

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

                                               AIRPLANES LIMITED

                                               By:    /s/ ROY M. DANTZIC

                                                 -------------------------------
                                                 Roy M. Dantzic
                                                 Director

Dated: June 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 1998.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
             /s/ HUGH R. JENKINS                      Director
---------------------------------------------         (principal executive officer)
               Hugh R. Jenkins

             /s/ ROY M. DANTZIC                       Director
---------------------------------------------         (principal financial officer)
               Roy M. Dantzic

            /s/ WILLIAM M. MCCANN                     Director
---------------------------------------------         (principal accounting officer)
              William M. McCann

            /s/ WILLIAM A. FRANKE                     Director
---------------------------------------------
              William A. Franke

            /s/ EDWARD J. HANSOM                      Director
---------------------------------------------
              Edward J. Hansom

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
3.1       Certificate of Incorporation of Atlanta Holdings Limited
          dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995*
3.2       Memorandum and Articles of Association of Airplanes
          Limited**
3.3       Airplanes U.S. Trust Amended and Restated Trust Agreement
          among GPA, Inc., as Settlor, Wilmington Trust Company, as
          the Delaware Trustee, and the Controlling Trustees referred to therein**
4.1       Pass Through Trust Agreement dated as of March 28, 1996
          among Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee**
4.2       Trust Supplement No. 4 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.3       Trust Supplement No. 5 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.4       Trust Supplement No. 7 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.5       Trust Supplement No. 8 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.6       Trust Supplement No. 9 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.7       Trust Supplement No. 10 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.8       Trust Supplement No. 11 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.9       Trust Supplement No. 12 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.10      Trust Supplement A dated as of March 16, 1996 to the Pass
          Through Trust Agreement
4.11      Form of Subclass A-4 Pass Through Certificate**
4.12      Form of Subclass A-5 Pass Through Certificate**
4.13      Form of Subclass A-6 Pass Through Certificate***
4.14      Form of Subclass A-7 Pass Through Certificate***
4.15      Form of Subclass A-8 Pass Through Certificate***
4.16      Form of Class B Pass Through Certificate***
4.17      Form of Class C Pass Through Certificate**
4.18      Form of Class D Pass Through Certificate**
4.19      Airplanes Limited Indenture dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee**
4.20      Supplement No. 1 to the Airplanes Limited Indenture***
4.21      Airplanes U.S. Trust Indenture dated as of March 28, 1996
          among Airplanes U.S. Trust, Airplanes Limited and Bankers
          Trust Company, as Trustee**
4.22      Supplement No. 2 to the Airplanes Trust Indenture***
4.23      Form of Floating Rate Subclass A-4 Note**
4.24      Form of Floating Rate Subclass A-5 Note**
4.25      Form of Floating Rate Subclass A-6 Note***
4.26      Form of Floating Rate Subclass A-7 Note***
4.27      Form of Floating Rate Subclass A-8 Note***
4.28      Form of Floating Rate Class B Note***
4.29      Form of 8.15% Class C Note**
4.30      Form of 10.875% Class D Note**
4.31      Form of 20.00% (inflation adjusted) Class E Note**
10.1      Stock Purchase Agreement dated as of March 28, 1996 among
          GPA, Inc., GPA Group plc and Airplanes U.S. Trust**

EXHIBIT
NUMBER
-------
10.2      Stock Purchase Agreement dated as of March 28, 1996 among
          GPA Group plc, Skyscape Limited and Airplanes Limited**
10.3      Administrative Agency Agreement dated as of March 28, 1996 among GPA Financial Services (Ireland) Limited, GPA Group
          plc, Airplanes Limited, GPA II Limited, Airplanes U.S. Trust
          and AeroUSA, Inc.**
10.4      Servicing Agreement dated as of March 28, 1996 among GE
          Capital Aviation Services, Limited, Airplanes Limited,
          AeroUSA, Inc., GPA II Limited, Airplanes U.S. Trust and GPA
          Cash Manager Limited**
10.5      Reference Agency Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust Bankers Trust
          Company, as Airplanes Limited Indenture Trustee and
          Airplanes U.S. Trust Indenture Trustee, Bankers Trust
          Company, as Reference Agent and GPA Cash Manager Limited, as
          Cash Manager**
10.6      Secretarial Services Agreement dated as of March 28, 1996
          between Airplanes Limited and Mourant & Co. Secretaries
          Limited, as Company Secretary**
10.7      Cash Management Agreement dated as of March 28, 1996 between
          GPA Cash Manager Limited, as Cash Manager, GPA Group plc,
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee under each of the Airplanes Limited
          Indenture, the Airplanes U.S. Trust Indenture and the
          Security Trust Agreement**
10.8      Form of Swap Agreement**
10.9      Security Trust Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
          Secretaries Limited, the Issuer Subsidiaries listed therein,
          GPA Financial Services (Ireland) Limited, GPA Cash Manager
          Limited, GPA Group plc, GE Capital Aviation Services,
          Limited, Bankers Trust Company, as Airplanes U.S. Trust
          Indenture Trustee and Airplanes Limited Indenture Trustee,
          Bankers Trust Company, as Reference Agent, and Bankers Trust
          Company, as Security Trustee**
12        Statement re Computation of Ratios
21        Subsidiaries of the Registrants*
23.1      Consent of Aircraft Information Services, Inc.
23.2      Consent of BK Associates, Inc.
23.3      Consent of Airclaims Limited
27        Financial Data Schedule - Airplanes Group
27.1      Financial Data Schedule - Airplanes Limited
27.2      Financial Data Schedule - Airplanes U.S. Trust
99.1      Appraisal of Aircraft Information Services, Inc. relating to the Aircraft***
99.2      Appraisal of BK Associates, Inc. relating to the Aircraft***
99.3      Appraisal of Airclaims Limited relating to the Aircraft***

---------------

  * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99970), previously filed with the Securities and Exchange Commission.

 ** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1995, previously filed with the Securities and Exchange Commission.

*** Incorporated by reference to the Registration Statement on Form S-1 (File
    No. 333-43453), previously filed with the Securities and Exchange
    Commission.