Form 10-Q
period 1998-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1998-08-13
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              ---------------


                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                    Commission file number 33-99970-01

                              ---------------


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



                                                               Outstanding at
Issuer                              Class                      June 30, 1998

Airplanes Limited       Common Stock, $1.00 par value                30



                Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended June 30, 1998

                                   Index

Part I.   Financial Information                                      Page No.

Item 1.   Financial Statements (Unaudited)                               3

o Unaudited Condensed Balance Sheets - June 30, 1998 and March 31, 1998 Unaudited Condensed Statements of Operations - Three Months Ended June 30, 1998 and June 30, 1997
o Unaudited Condensed Statements of Changes in Shareholders Deficit / Net Liabilities - Three months Ended June 30, 1998 and June 30, 1997
o Unaudited Condensed Statements of Cash Flows - Three months Ended June 30, 1998 and June 30, 1997
o   Notes to the Unaudited Condensed Financial Statements



Item 2.   Management's Discussion and Analysis of Financial              9
          Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                             22

Item 6.   Exhibits and Reports on Form 8 - K                            23

Signatures

Index to Exhibits

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                                                  AIRPLANES GROUP

                                                                         UNAUDITED CONDENSED BALANCE SHEETS


                                                              March 31,                                     June 30,
                                             ----------------------------------------      ---------------------------------------
                                                                1998                                          1998
                                             ----------------------------------------      ---------------------------------------
                                             Airplanes       Airplanes                     Airplanes       Airplanes
                                              Limited          Trust         Combined       Limited          Trust        Combined
                                             ---------      -----------      --------      ---------      ----------      --------
                                                            ($millions)                                   ($millions)
ASSETS
Cash                                              212               6             218           217               6          223
Accounts receivable
    Trade receivables                              19               4              23            23               5           28
    Allowance for doubtful debts                   (9)             (1)            (10)          (13)             (2)         (15)
Amounts due from Airplanes Trust                   33               -              33             -              36           36
Intercompany capital lease                         38               -              38            38                           38
Net investment in capital and sales
     type leases                                   61              38              99            29              38           67
Aircraft, net                                   2,993             344           3,337         2,944             264        3,208
Other assets                                        5               -               5             5               -            5
                                                -----           -----           -----         -----           -----        -----
Total assets                                    3,352             391           3,743         3,243             347        3,590
                                                =====           =====           =====         =====           =====        =====

LIABILITIES

Accrued expenses and other liabilities            437              36             473           467              40          507
Amounts due to Airplanes Limited                    -              33              33            36               -           36
Intercompany capital lease                          -              38              38             -              38           38
Indebtedness                                    3,715             363           4,078         3,589             351        3,940
Provision for maintenance                         292              23             315           284              17          301
Deferred income taxes                              54              48             102            54              48          102
                                                -----           -----           -----         -----           -----        -----
Total liabilities                               4,498             541           5,039         4,430             494        4,924
                                                -----           -----           -----         -----           -----        -----
Net liabilities                                (1,146)           (150)         (1,296)       (1,187)           (147)      (1,334)
                                                -----           -----           -----         -----           -----        -----
                                                3,352             391           3,743         3,243             347        3,590
                                                =====           =====           =====         =====           =====        =====

                                  The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                               AIRPLANES GROUP

                                                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                               1997                                      1998
                                            ---------------------------------------     --------------------------------------
                                            Airplanes      Airplanes                    Airplanes      Airplanes
                                             Limited         Trust         Combined      Limited         Trust        Combined
                                            ---------      ----------      --------     ---------     -----------     --------
                                                           ($millions)                                ($millions)
Revenues
Aircraft leasing                                 135              18          153            123             11          134
Aircraft Sales                                     -              10           10             24             94          118

Expenses
Cost of Aircraft Sold                              -             (10)         (10)           (22)           (85)        (107)
Depreciation and amortisation                    (43)             (6)         (49)           (40)            (4)         (44)
Net interest expense                             (90)            (10)        (100)           (95)            (9)        (104)
Provision for maintenance                        (20)             (5)         (25)           (16)            (1)         (17)
Bad and doubtful debts                            (2)               -          (2)            (4)            (1)          (5)
Provision for loss making leases, net              8               1            9              1              -            1
Other lease costs                                 (6)               -          (6)            (4)            (1)          (5)
Selling, general and administrative
     expenses                                     (9)             (1)         (10)            (8)            (1)          (9)
                                                 ---             ---          ---            ---            ---          ---
Operating (loss) before
provision for  income taxes                      (27)             (3)         (30)           (41)             3          (38)
Income tax benefit/(charge)                        -               -            -              -              -            -
                                                 ---             ---          ---            ---            ---          ---
Net (loss)                                       (27)             (3)         (30)           (41)             3          (38)
                                                 ===             ===          ===            ===            ===          ===


                                  The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                AIRPLANES GROUP

                               UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                          Three Months Ended June 30 1997 and June 30 1998


                                              Airplanes Limited                        Airplanes Trust         Combined
                               --------------------------------------------------      ---------------       ------------
                                  Share              Net            Shareholders'            Net             Shareholders
                                 Capital         Liabilities           Deficit           Liabilities         Deficit/Net
                                                                                                             Liabilities
                               -----------       -----------        -------------      ---------------       ------------
                               ($millions)       ($millions)         ($millions)        ($millions)          ($millions)
Balance at March 31 1997               0             1,005                1,005                141                1,146

Net loss for the period                                 27                   27                  3                   30
                                  ------            ------               ------             ------               ------
Balance at June 30, 1997               0             1,032                1,032                144                1,176
                                  ======            ======               ======             ======               ======


Balance at March 31 1998               0             1,146                1,146                150                1,296

Net loss for the period                                 41                   41                (3)                   38
                                  ------            ------               ------             ------               ------

Balance at June 30, 1998               0             1,187                1,187                147                1,334
                                  ======            ======               ======             ======               ======


                              The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                                     AIRPLANES GROUP

                                                                     UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS



                                                                                Three Months Ended June 30,
                                                         -------------------------------------------------------------------------
                                                                         1997                                  1998
                                                         ----------------------------------     ----------------------------------
                                                         Airplanes    Airplanes                 Airplanes    Airplanes
                                                          Limited       Trust      Combined      Limited       Trust      Combined
                                                         ---------    ---------    --------     ---------    ---------    --------
                                                                     ($millions)                            ($millions)
Cash flows from operating activities
Net loss                                                     (27)         (3)        (30)           (41)            3        (38)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                                 43           6          49             40             4         44
Aircraft maintenance, net                                      1            -          1             (7)           (1)        (8)
Profit on disposal of aircraft                                  -           -          -             (2)           (9)       (11)
Provision for loss making leases                              (8)         (1)         (9)            (1)            -         (1)
Provision for Bad Debts                                         -           -          -              4             1          5
Accrued and deferred interest expense                         35           3          38             42             4         46

Changes in operating assets & liabilities:
Accounts receivable                                           (1)         (2)         (3)            (5)             -        (5)
Intercompany movements - Airplanes Group                       7          (7)          -            (10)           10          -
Other accruals and liabilities                                 -           -           -             (8)           (1)        (9)
                                                             ---         ---         ---            ---           ---        ---
Net cash provided by/(utilised in) operating activities       50          (4)         46             12            11         23
                                                             ===         ===         ===            ===           ===        ===


Cash flows from investing activities
Sale of aircraft                                               -           9           9             39            79        118
Intercompany movements - Airplanes Group                       -           -           -             79           (79)         -
Capital and sales type leases                                  5           -           5              3             -          3
                                                             ---         ---         ---            ---           ---        ---
Net cash provided by
investing activities                                           5           9          14            121             -        121
                                                             ===         ===         ===            ===           ===        ===

Cash flows from financing activities
Payments on indebtedness                                     (53)         (5)        (58)          (128)          (11)      (139)
                                                             ---         ---         ---            ---           ---        ---
Net cash used in
    financing activites                                      (53)         (5)        (58)          (128)          (11)      (139)
                                                             ===         ===         ===            ===           ===        ===

Net increase in cash                                           2           -           2              5             -          5

Cash at beginning of period                                  219           6         225            212             6        218
                                                             ---         ---         ---            ---           ---        ---

Cash at end of period                                        221           6         227            217             6        223
                                                             ===         ===         ===            ===           ===        ===

Cash paid in respect of:
Interest                                                      56          10          66             53             6         59
                                                             ===         ===         ===            ===           ===        ===


                  The accompanying notes are an integral part of the unaudited condensed financial statements


                              Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.   Securitization Transaction

               On March 28, 1996 ('the Closing Date'), GPA Group plc and its subsidiary undertakings ("GPA") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction ("the Transaction").

               Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited "Airplanes Group"). Airplanes Group acquired directly or indirectly from GPA a portfolio of 229 commercial aircraft (collectively, the "Aircraft") and related leases (the "Leases").
The Transaction was effected by transferring existing subsidiaries of GPA that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

               Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. On March 16, 1998 Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. Indebtedness at June 30, 1998 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $2 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

      The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 1998, and for the three month periods ended June 30, 1998 and June 30, 1997. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements of Airplanes Limited and Airplanes Trust have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 1998, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes
- Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. Since then fifteen Aircraft have been sold and one Aircraft suffered a constructive total loss. At June 30, 1998, 212 of the remaining 213 owned Aircraft were on lease to 77 operators in 40 countries.

On March 16, 1998 the Trust issued additional Class A Certificates in three separate subclasses (A-6 through A-8) and new Class B Certificates (the "1998 Refinancing Certificates" and together with the 1996 Certificates, the "Certificates"). Also on this date, the Trust completed an underwritten offering of the 1998 Refinancing Certificates (the "Refinancing") in exchange for an interest in two corresponding Subclass A-6, Subclass A-7, Subclass A-8 and Class B notes issued by Airplanes Limited and Airplanes Trust (the "1998 Refinancing Notes and together with the 1996 Notes, the "Notes"). Airplanes Limited and Airplanes Trust have each guaranteed the other's obligations under their respective 1998 Refinancing Notes (the "Refinancing Guarantees" and together with the 1996 Guarantees, the "Guarantees"). The proceeds of this offering were used to refinance the Trust's Subclass A-1, Subclass A-2, Subclass A-3 and existing Class B 1996 Certificates.

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

Cashflow Performance Relative to March 1998 Assumptions

The March 16, 1998 prospectus relating to the Certificates and underlying Notes contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the July 9, 1998 Calculation Date (the "Period") gross revenue cashflows after selling, general and administrative expenses, operating costs and expenditure due to aircraft downtime, defaults, repossession and bad debts ("Net Gross Revenue Cashflows") were in excess of the 1998 Assumptions as a result of Aircraft sales.

Sales proceeds of $118 million were received in the Period in respect of the sale of eight Aircraft (six DC8-71Fs, one B737-300 and one B737-200A). The 1998 Assumptions reflected sales proceeds of $47 million in respect of the sale of three DC8-71F Aircraft only. Airplanes Group's cashflows in the period were also positively affected by the receipt of default interest from lessees of $1 million. The 1998 Assumptions did not assume any payment of default interest.

However, apart from Aircraft Sales, Net Gross Revenue Cashflows were lower than the 1998 Assumptions. Lease revenues receipts were $10 million lower than the 1998 Assumptions primarily as a result of revenue foregone due to Aircraft sales, in addition to a number of lessees going into arrears on their rental payments. This was partially offset by the fact that the revenue lost through downtime and default was better than assumed in the 1998 Assumptions. Net maintenance reserve cashflows were also lower than the 1998 Assumptions by approximately $8 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero). Net interest rate swap payments were $1 million greater than those contained in the 1998 Assumptions.

In addition, other leasing costs were approximately $6 million greater than assumed in the 1998 Assumptions primarily as a result of considerable costs incurred in relation to two A300 Aircraft, one of three MD83 Aircraft which were repossessed from Sunways in October 1997 and one B747 Aircraft. In addition, repossession costs exceeded the 1998 Assumptions by $1 million. These repossession costs were primarily in respect of the three MD83 Aircraft repossessed from Sunways and to a lesser extent in respect of one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was repossessed from an Indonesian Lessee and subsequently sold in June 1998.

In the Period, the additional sales proceeds received, compared with the 1998 Assumptions, resulted in greater than assumed distributions of principal to the Class A Certificate holders ($45 million greater than assumed) and to the Class B Certificate holders ($6 million greater than assumed). There were lower than assumed interest payments to the floating rate Class A and Class
B Certificate holders as a result of the lower principal balances outstanding due to the greater than assumed principal amortisation. In addition, payments of $1 million in respect of the minimum and supplemental hedge amounts in the period were not assumed in the 1998 Assumptions.

As at the July 9, 1998 Calculation Date, Airplanes Group retained $14 million in the Collection and Expense Accounts more than anticipated in the 1998 Assumptions.

Recent Developments

The recent severe downturn in the economies of Asia and the Far East has undermined business confidence in the region and has had an adverse impact on the results of operations of some of Airplanes Group's lessees in the region which may adversely affect Airplanes Group's future revenues and cashflows. The economies of Indonesia, Thailand, Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. The economic difficulties in Indonesia have resulted in civil disturbances and a change in Government in that country. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time will have an adverse impact on global aircraft demand. At June 30, 1998, Airplanes Group leased 19 Aircraft representing 10.62% of its portfolio by Appraised Value, to operators in Asia and the Far East which included three Fokker 100 Aircraft, or approximately 1.32% of the portfolio by Appraised Value which were on lease to Sempati.

Prior to the current regional economic difficulties Sempati was already experiencing financial difficulties and on June 5, 1998, Sempati ceased to trade. Sempati leased four Fokker 100 Aircraft from Airplanes Group which had been recovered from the lessee and deregistered prior to June 5, 1998. Since then all four leases have been terminated and two of the Aircraft have been released to a Latin American lessee at rental rates which are approximately 9% lower than the previous lease. The other two Aircraft are subject to a Letter of Intent for operating lease. Technical costs of $10 million, estimated to be the amount required to ensure that all four of the Aircraft recovered from that Indonesian lessee are in a suitable condition for re-leasing, were provided for in the three months ended March 31, 1998. At June 30, 1998, the amount outstanding in respect of rental payments and maintenance reserves in relation to Sempati was $7 million which amount has been fully provided against.

A Brazilian lessee, the lessee of two B767 Aircraft or 3.07% of the portfolio by Appraised Value was approximately $4 million in arrears in respect of rental payments and maintenance reserves at June 30, 1998. The Servicer, on behalf of Airplanes Group, is in negotiation with this lessee in relation to a restructuring of the outstanding debt.

Philippine Airlines ("PAL"), the lessee of one Aircraft representing 0.61% of the portfolio by Appraised Value, recently filed a petition for appointment of a Rehabilitation Receiver or Committee and approval of a rehabilitation plan with the Securities and Exchange Commission of the Philippines. The petition was granted and Airplanes Group was listed as a creditor in the petition. At June 30, 1998, PAL was approximately $1 million in arrears in respect of rental payments and maintenance reserves.

At June 30, 1998, a North American, lessee of one B747 Aircraft, was $2 million in arrears in respect of rental payments and maintenance reserves and is currently discussing a short-term restructuring with the Servicer.

Results of Operations - Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997.

While Airplanes Group's results of operations for the three months ended June 30, 1998, reflected a continuation of generally favourable industry conditions, a number of lessees performed poorly. There was an overall increase in cash of $5 million in the three months to June 30, 1998 compared with a net increase of $2 million in the same period of the previous year. The net increase in cash in the three months to June 30, 1998 was primarily attributable to the proceeds of $118 million received in respect of the sale of eight Aircraft (six DC8-71Fs, one B737-200A and one B737-300), which was partially offset by a decrease in cash provided by operating activities. Overall there was an increase in the net loss to $38 million for the three months to June 30, 1998 compared to $30 million for the three months to June 30, 1997.

Leasing Revenues

There was a $19 million decrease in leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended June 30, 1998 to $134 million (Airplanes Limited: $123 million; Airplanes Trust: $11 million) compared with $153 million (Airplanes Limited: $135 million; Airplanes Trust: $18 million) for the three months ended June 30, 1997. The decrease was primarily attributable to the reduction in the number of Aircraft on lease in the period to June 30, 1998, as a result of Aircraft sales in the fifteen month period ended June 30, 1998. At June 30, 1998, Airplanes Group had 212 of its 213 owned Aircraft on lease (Airplanes Limited: 194 Aircraft, Airplanes Trust: 18 Aircraft) compared to 223 of its 228 owned Aircraft (Airplanes Limited: 199 Aircraft; Airplanes Trust: 24 Aircraft) at June 30, 1997. In addition, the rental rates for three MD11 Aircraft on lease to Varig were approximately one-third lower in the three months ended June 30, 1998 than the contracted rentals received under such Aircraft's previous lease agreements which were in effect with respect to two of the three MD11 Aircraft during the three months ended June 30, 1997. Leasing revenues were also adversely affected by the restructuring during October 1997 of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee with an average remaining lease term of 29 months. In consideration for an extension of the leases for 119 months, the revised terms of the leases included reduced rental rates and no maintenance reserve payments which resulted in a decrease in rental rates of approximately 24% in the three months to June 30, 1998 compared with the three months to June 30, 1997. Finally, there was a marginally lower interest rate environment (which impacts the pricing of certain lease rentals) in the three months to June 30, 1998 compared with the three months to June 30, 1997.

Aircraft Sales

Sales revenues of $118 million (Airplanes Limited: $24 million; Airplanes
Trust: $94 million) in respect of the sale of eight Aircraft were received in the three months ended June 30, 1998. One Aircraft was sold in the same period in 1997 generating sales revenue of $10 million (Airplanes Limited; nil; Airplanes Trust: $10 million). The net book value of the eight Aircraft at the date of sale, net of maintenance reserves of $7 million, was $107 million (Airplanes Limited: $22 million; Airplanes Trust: $85 million).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 1998 amounted to $44 million (Airplanes Limited: $40 million; Airplanes
Trust: $4 million) compared with $49 million (Airplanes Limited: $43 million; Airplanes Trust: $6 million) for the comparative period in 1996. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense amounted to $104 million (Airplanes Limited: $95 million; Airplanes Trust: $9 million) in the three month period ended June 30, 1998 compared to $100 million (Airplanes Limited: $90 million; Airplanes Trust :
$10 million) in the three month period ended June 30, 1997. The increase in net interest expense was primarily due to additional interest being charged on accrued but unpaid Class E Note interest of $9 million. This was partially offset by lower average debt in the three months to June 30, 1998 resulting in a decrease in the interest expense of $4 million on the Class A Notes and of $1 million on the Class B Notes, in addition to a marginally lower interest rate environment in the three months to June 30, 1998. Finally, following the refinancing of $2,437 million of Class A and Class B Notes on March 16, 1998, interest expense also decreased due to overall lower margins on the 1998 Refinancing Notes compared with the 1996 Notes.

The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1998 was 6.85% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,440 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1997 was 6.80% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,779 million. Although LIBOR was marginally lower in the three months ended June 30, 1998 as compared with the three months ended June 30, 1997, the weighted average interest rate on the Class A-D Notes actually increased slightly during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase occurred because substantial amounts of Airplanes Group's floating rate notes have been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference between Airplanes Group's $104 million of net interest expense for the three months ended June 30, 1998 (Airplanes Limited: $95 million; Airplanes Trust: $9 million) and Airplanes Group's cash paid in respect of interest of $59 million for the same period (Airplanes Limited: $53 million; Airplanes Trust: $6 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the three months ended June 30, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 1998 and June 30, 1997, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: nil).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. A small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 1998, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees. Overall, there was a net charge of $5 million in respect of bad and doubtful debts (Airplanes Limited: $4 million; Airplanes
Trust: $1 million) in the three months ended June 30, 1998 compared with a net charge of $2 million for the three months ended June 30, 1997 (Airplanes
Limited: $2 million; Airplanes Trust: nil). In the three months ended June 30, 1998, the charge was required primarily in respect of one Indonesian Lessee, which ceased to trade on June 5, 1998. See "Recent Developments". In addition, provisions were required in respect of one North American lessee and one Brazilian lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. In the three months to June 30, 1998, there was an overall net utilization of $1 million (Airplanes Limited: $1 million; Airplanes Trust: nil) in respect of 'loss making leases' compared with an overall net utilization of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in the three month period to June 30, 1997. In the three months ended June 30, 1998, the only significant provision required was in respect of three DC8-
71F Aircraft on lease to one Latin American lessee.

Other Lease Costs

Other lease costs in the three months ended June 30, 1998 amounted to $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) comparable with other lease costs of $6 million (Airplanes Limited: $6 million; Airplanes Trust: nil) in the three months to June 30, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to June 30, 1998 amounted to $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million) which is comparable to that incurred in the three months to June 30, 1997 of $10 million (Airplanes Limited: $9 million; Airplanes Trust:
$1 million).

The most significant element of selling, general and administrative expenses is the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in the three months to June 30, 1998 include $6 million (Airplanes Limited: $5 million; Airplanes
Trust: $1 million) relating to GECAS servicing fees comparable with the $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) incurred in the comparative period to June 30, 1997.

A further significant element of Airplanes Group's selling, general and administrative expenses reported in the period to June 30, 1998 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: nil) in respect of administrative agency and cash management fees payable to GPA, similar to the charge of $2 million for the period to June 30, 1997.

Operating Profit/(Operating Loss)

The operating loss for the three months ended June 30, 1998 was $38 million (Airplanes Limited: $41 million; Airplanes Trust: a net profit of $3 million) compared with an operating loss of $30 million for the three months ended June 30, 1997 (Airplanes Limited: $27 million; Airplanes Trust: $3 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no overall tax charge/benefit in either the three months ended June 30, 1998 or the three months ended June 30, 1997.

Net Profit/(Net Loss)

The net loss after taxation for the three months ended June 30, 1998 was $38 million (Airplanes Limited: $41 million; Airplanes Trust: a net profit of $3 million) compared with a net loss after taxation for the three months ended June 30, 1997 of $30 million (Airplanes Limited: $27 million; Airplanes Trust:
$3 million). The profit in Airplanes Trust for the three months ended June 30, 1998, is primarily due to the sale of six DC8 Aircraft which generated a profit of $9 million.

Financial Resources and Liquidity

The was an overall net increase of $5 million in cash for the three months to June 30, 1998 compared with a $2 million increase for the three months to June 30, 1997.

Liquidity

The cash balances at June 30, 1998 amounted to $223 million (Airplanes
Limited: $217 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 1997 of $227 million (Airplanes Limited: $221 million; Airplanes
Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 1998 amounted to $23 million (Airplanes Limited: $12 million; Airplanes
Trust: $11 million) compared with $46 million in the three months ended June 30, 1997 (Airplanes Limited: $50 million; Airplanes Trust: a net cash outflow of $4 million). This reflects cash paid in respect of interest of $59 million in the three months to June 30, 1998 (Airplanes Limited: $53 million; Airplanes Trust: $6 million) compared with $66 million in the three months to June 30, 1997 (Airplanes Limited: $56 million; Airplanes Trust: $10 million). The decrease in cash from operations generated in the three month period to June 30, 1998 is primarily attributable to lease revenues foregone following the Aircraft sales and also an increase in technical expenditure in the three months to June 30, 1998, relating primarily to three MD83 Aircraft which were repossessed from Sunways. In addition, there was an increase in both maintenance payments and security deposits returned in the three months to June 30, 1998 compared with the three months to June 30, 1997.

Investing and Financing Activities

Cash flows from investing activities in the three months to June 30, 1998 primarily reflects the proceeds from the sale of eight Aircraft. These Aircraft consist of six DC8-71F Aircraft sold to Emery as part of an agreement to sell to Emery nine DC8-71F Aircraft. The three other DC8 aircraft were delivered to Emery on December 30, 1997. In addition, one B737-200A Aircraft was sold to Ryanair and one B737-300 Aircraft was sold to VARIG under the early exercise of its purchase option. The cash provided by capital and sale type leases was $3 million (Airplanes Limited: $3 million; Airplanes Trust:
nil) as compared with $5 million in the comparative period to June 30, 1997 (Airplanes Limited: $5 million; Airplanes Trust: nil).

Cash flows from financing activities in the three months to June 30, 1998 reflect the repayment of $139 million of principal on Subclass A-5, Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $128 million; Airplanes Trust: $11 million) compared with $58 million of principal repaid on Subclass A-5, and Class B Notes by Airplanes Group (Airplanes
Limited: $53 million; Airplanes Trust: $5 million) in the three months to June 30, 1997. The higher amount of principal repayments in the three months ended June 30, 1998 is due primarily to a higher amount of cash provided by investing activities as a result of aircraft sales discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,940 million (Airplanes Limited: $3,589 million; Airplanes Trust: $351 million) at June 30, 1998 and $4,339 million (Airplanes Limited: $3,952 million; Airplanes Trust: $387 million) at June 30, 1997. Airplanes Group had $591 million of Class E Notes outstanding at June 30, 1998. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes, $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. Approximately two thirds of the leases are fixed rate leases and there has been an increasing tendency for fixed rate leases to be written.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, GPA Financial Services (Ireland) Limited, a subsidiary of GPA Group, as Airplanes Group's administrative agent (the "Administrative Agent") seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 1998, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,420 million. The aggregate notional principal of these Swaps will be reduced to $1,090 million by the end of the fiscal year ended March 31, 1999. These Swaps will be further reduced to an aggregate notional principal balances of $710 million by the year ended March 31, 2000, to an aggregate notional principal balance of $405 million by the year ended March 31, 2001 and to an aggregate notional principal balance of $85 million by the year ended March 31, 2002. None of the Swaps have maturity dates extending beyond July 2002. The fair values of the Swaps at June 30, 1998 was a negative $4.2 million.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ('Swaptions'). Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and receive fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases and prevailing interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to June 30, 1998, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $321 million and sold Swaptions with an aggregate notional principal balance of $71 million. The net aggregate notional principal balance of Swaptions at June 30, 1998 therefore amounted to $250 million. The fair value of the Swaptions at June 30, 1998 was $2.0 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the increase in this amount since March 31, 1998 ($0.2 million) has been included in income for the three months ended June 30, 1998.

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

Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions which have credit ratings, or which provide collateralisation arrangements, consistent with maintaining the ratings of the Class A Notes.

Year 2000 Compliance

Many existing computer systems use only two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the Year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

Airplanes Group is in the process of assessing the potential impact of the Year 2000 issue on its operations. Because all of its operational functions have been delegated to GECAS (as "Servicer"), the Administrative Agent and GPA Cash Manager Limited (as "Cash Manager"), in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own. As Airplanes Group does not have information systems of its own it is unlikely to incur any material expenditure making information systems Year 2000 compliant. Airplanes Group may, however, suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, Administrative Agent and Cash Manager rely is not Year 2000 compliant.

The Servicer, Administrative Agent and Cash Manager are in the process of reviewing their Year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are Year 2000 compliant. The Administrative Agent has established a Task Force to oversee the development and implementation of a Year 2000 Plan for Airplanes Group, (a) to achieve Year 2000 compliance in its own computer systems (b) to assess Year 2000 compliance of suppliers and customers (c) to obtain details of the Servicer's Year 2000 review of its information systems and its overall Year 2000 compliance as Servicer to Airplanes Group and (d) to report to Airplanes Group on the adequacy of the measures and procedures to address that risk. The Year 2000 Plan will address contingency planning in case any of the measures outlined fails to deal with Year 2000 issues. The Administrative Agent expects to report to Airplanes Group by December 31, on Airplanes Group's Year 2000 exposure and to identify the steps that have been, or should be, taken to minimise that exposure.

Airplanes Group may also suffer an adverse impact on its business and results of operations if its suppliers, financial institutions, technical advisors, lessees and others with which it conducts business are not Year 2000 compliant. The Servicer has circulated a survey of the third parties with which it deals on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts.

In addition, aircraft and air traffic control infrastructures depend heavily upon microprocessors and software technology. Major manufacturers, including Boeing, have begun a Year 2000 review of the systems employed on their aircraft and are expected to advise owners, operators and service providers of the steps to be taken to address any Year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to Year 2000 are certain on-board aircraft management and navigation systems. The Servicer has circulated a survey of aircraft and aircraft parts manufacturers and suppliers to determine the extent to which their products are Year 2000 compliant. These review programs are still ongoing and thus, the nature and the extent of the risks posed by the potential failure of aircraft and aircraft control systems as a result of Year 2000 problems has not been fully determined. Any failure of the systems employed by Airplanes Group's Aircraft to be Year 2000 compliant could have a material adverse effect on Airplanes Group's business and results of operations. Moreover, it is currently not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to bring aircraft systems into Year 2000 compliance.

Pending a report to Airplanes Group from the Administrative Agent, the Cash Manager and the Servicer of the outcome of their Year 2000 reviews, it is not possible to determine at this time the extent, if any, to which Airplanes Group's business and results of operations may be exposed as a result of any failure by lessees, aircraft or engine manufacturers or aviation or airport authorities to address Year 2000 issues. Failure by lessees, aircraft or engine manufacturers or aviation or airport authorities to address the Year 2000 issue could have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

New Accounting Pronouncement

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Airplanes Group will review implementing the requirements of SFAS No. 133 in the quarter ended September 30, 1998.


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

VASP sought to serve GPA with the notice requiring return of the Repossessed Assets within thirty days of the notice. However, the High Court has referred all matters concerning the notice to a lower court. Should VASP commence any action before the lower court in respect of the notice, GPA will challenge a number of matters relating to the notice including its validity. In addition, VASP sought an order against GPA from the Brazilian courts for alleged damages arising from the repossession and export of the Repossessed Assets and GPA's alleged failure to comply with the court order requiring return of the Repossessed Assets. GPA has challenged VASP's request on a number of grounds, including its validity and GPA's appeals to Brazil's superior courts. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and if VASP was successful in enforcing its judgment having sought repossession rather than damages.

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

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

               27.1 Financial Data Schedule of Airplanes Limited

               27.2 Financial Data Schedule of Airplanes U.S. Trust

               (b) Reports on Form 8-K: Filed for event dates April 15, 1998;
                   May 15, 1998, June 15, 1998 and July 15, 1998 (relating
                   to the monthly report to holders of the Certificates) and June 8, 1998 (relating to a press release by GPA
                   Group plc).


                                SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1998                   AIRPLANES LIMITED


                                        By: /s/ WILLIAM M. MCCANN
                                            ------------------------------
                                            William M. McCann
                                            Director and Principal
                                            Accounting Officer



Date: August 13, 1998                   AIRPLANES U.S. TRUST


                                        By: /s/ WILLIAM M. MCCANN
                                            ------------------------------
                                            William M. McCann
                                            Controlling Trustee and
                                            Principal Accounting Officer



                AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                             INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1  Financial Data Schedule of Airplanes Limited

27.2  Financial Data Schedule of Airplanes U.S. Trust