Form 10-Q
period 1998-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1998-11-13
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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
   Airplanes Limited                               Airplanes U.S. Trust
  22 Grenville Street                            1100 North Market Street,
      St. Helier                                    Rodney Square North
    Jersey, JE4 8PX                                Wilmington, Delaware
    Channel Islands                                     19890-0001
  011 44 1534 609 000)                                (302-651-1000)
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

                                                               Outstanding at
Issuer                               Class                   September 30, 1998

Airplanes Limited        Common Stock, $1.00 par value               30


                  Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended September 30, 1998

                                     Index

Part I.       Financial Information                                    Page No.

Item 1.  Financial Statements (Unaudited)                                     3

o    Unaudited Condensed Balance Sheets - September 30, 1998
     and March 31, 1998
o    Unaudited Condensed Statements of Operations -
     Three Months Ended September 30, 1998
     and September 30, 1997
o Unaudited Condensed Statements of Operations - Six Months Ended September 30, 1998 and
     September 30, 1997
o    Unaudited Condensed Statements of Changes in Shareholders
     Deficit / Net Liabilities - Six Months Ended September 30, 1998 and September 30, 1997
o Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30, 1998 and September 30, 1997
o    Notes to the Unaudited Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of Financial                   10
              Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                   30

Item 6.  Exhibits and Reports on Form 8 - K                                  31

Signatures

Index to Exhibits


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                                    AIRPLANES GROUP

                                                            UNAUDITED CONDENSED BALANCE SHEETS

                                                    March 31,                                 September 30,
                                     ----------------------------------------  -----------------------------------------
                                                      1998                                       1998
                                     ----------------------------------------  -----------------------------------------
                                      Airplanes     Airplanes                   Airplanes      Airplanes
                                       Limited        Trust       Combined       Limited         Trust       Combined
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                                   ($millions)                                ($millions)
ASSETS

Cash                                         212             6           218           213              6           219
Accounts receivable
    Trade receivables                         19             4            23            23              4            27
    Allowance for doubtful debts              (9)           (1)          (10)          (12)            (1)          (13)
Amounts due from Airplanes Trust              33             -            33             -             34            34
Intercompany capital lease                    38             -            38            37                           37
Amounts due from GPA                           -             -             -             -              -             -
Net investment in capital and sales
     type leases                              61            38            99            28             37            65
Aircraft, net                              2,993           344         3,337         2,902            260         3,162
Other assets                                   5             0             5            11                           11
                                     ============  ============  ============  ============   ============  ============
Total assets                               3,352           391         3,743         3,202            340         3,542
                                     ============  ============  ============  ============   ============  ============


LIABILITIES

Accrued expenses and other liabilities       437            36           473           509             43           552
Amounts due to Airplanes Limited               -            33            33            34              -            34
Intercompany capital lease                     -            38            38             -             37            37
Amounts due to GPA                             -             -             -             -              -             -
Indebtedness                               3,715           363         4,078         3,558            347         3,905
Provision for maintenance                    292            23           315           272             17           289
Deferred income taxes                         54            48           102            52             48           100
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total liabilities                          4,498           541         5,039         4,425            492         4,917
                                     ------------  ------------  ------------  ------------   ------------  ------------
Net liabilities                           (1,146)         (150)       (1,296)       (1,223)          (152)       (1,375)
                                     ============  ============  ============  ============   ============  ============
                                           3,352           391         3,743         3,202            340         3,542
                                     ============  ============  ============  ============   ============  ============

     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                 AIRPLANES GROUP

                                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                 Three Months Ended September 30,
                                      ---------------------------------------------------------------------------------
                                                       1997                                      1998
                                      ---------------------------------------   ---------------------------------------
                                       Airplanes     Airplanes                  Airplanes     Airplanes
                                        Limited        Trust       Combined      Limited        Trust        Combined
                                      ------------  ------------  -----------   -----------   -----------   -----------
                                                    ($millions)                               ($millions)
Revenues
Aircraft leasing                              134            19          153           123            11           134
Aircraft Sales                                  -            10           10             2             -             2

Expenses
Cost of Aircraft Sold                           -           (10)         (10)           (2)            -            (2)
Depreciation and amortisation                 (44)           (5)         (49)          (40)           (4)          (44)
Net interest expense                          (92)          (11)        (103)          (90)          (11)         (101)
Provision for maintenance                     (19)           (5)         (24)          (17)           (2)          (19)
Bad and doubtful debts                          1             -            1             1             1             2
Provision for loss making leases, net           7             1            8             4             1             5
Other lease costs                             (11)           (1)         (12)          (11)            -           (11)
Selling, general and administrative
     expenses                                  (9)           (1)         (10)           (8)           (1)           (9)
                                      ------------  ------------  -----------   -----------   -----------   -----------
Operating (loss) before
provision for  income taxes                   (33)           (3)         (36)          (38)           (5)          (43)
Income tax benefit/(charge)                     1             -            1             2             -             2
                                      ============  ============  ===========   ===========   ===========   ===========
Net (loss)                                    (32)           (3)         (35)          (36)           (5)          (41)
                                      ============  ============  ===========   ===========   ===========   ===========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                       AIRPLANES GROUP
                                                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Six Months Ended September 30,
                                      ---------------------------------------------------------------------------------
                                                       1997                                      1998
                                      ---------------------------------------   ---------------------------------------
                                       Airplanes     Airplanes                  Airplanes     Airplanes
                                        Limited        Trust       Combined      Limited        Trust        Combined
                                      ------------  ------------  -----------   -----------   -----------   -----------
                                                    ($millions)                               ($millions)
Revenues
Aircraft leasing                              269            37          306           246            22           268
Aircraft Sales                                  -            10           10            26            94           120

Expenses
Cost of Aircraft Sold                           -           (10)         (10)          (24)          (85)         (109)
Depreciation and amortisation                 (87)          (11)         (98)          (80)           (8)          (88)
Net interest expense                         (182)          (21)        (203)         (185)          (20)         (205)
Provision for maintenance                     (39)          (10)         (49)          (33)           (3)          (36)
Bad and doubtful debts                         (1)            -           (1)           (3)            -            (3)
Provision for loss making leases, net          15             2           17             5             1             6
Other lease costs                             (17)           (1)         (18)          (15)           (1)          (16)
Selling, general and administrative
     expenses                                 (19)           (1)         (20)          (16)           (2)          (18)
                                      ------------  ------------  -----------   -----------   -----------   -----------
Operating (loss) before
provision for  income taxes                   (61)           (5)         (66)          (79)           (2)          (81)
Income tax benefit/(charge)                     1             -            1             2             -             2
                                      ============  ============  ===========   ===========   ===========   ===========
Net (loss)                                    (60)           (5)         (65)          (77)           (2)          (79)
                                      ============  ============  ===========   ===========   ===========   ===========

          The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                       AIRPLANES GROUP

                                         UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                           Six Months Ended September 30, 1997 and September 30, 1998

                                                 Airplanes Limited              Airplanes Trust         Combined
                                     -----------------------------------------  ---------------------------------------
                                       Share        Net        Shareholders'          Net         Shareholders
                                      Capital    Liabilities      Deficit         Liabilities     Deficit/ Net
                                                                                                  Liabilities
                                     -----------------------------------------  ----------------  ----------
                                     ($millions)  ($millions)   ($millions)       ($millions)         ($millions)
Balance at March 31 1997                     0        1,005             1,005               141       1,146

Net loss for the period                                  60                60                 5          65

                                     ==========  ===========   ===============  ================  ==========
Balance at September 30, 1997                0        1,065             1,065               146       1,211
                                     ==========  ===========   ===============  ================  ==========


Balance at March 31 1998                     0        1,146             1,146               150       1,296

Net loss for the period                                  77                77                 2          79

                                     ==========  ===========   ===============  ================  ==========
Balance at September 30, 1998                0        1,223             1,223               152       1,375
                                     ==========  ===========   ===============  ================  ==========

          The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                          AIRPLANES GROUP

                                                              UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                                     Six Months Ended September 30,
                                                -----------------------------------------------------------------------
                                                              1997                                 1998
                                                -----------------------------------  ----------------------------------
                                                 Airplanes   Airplanes                Airplanes   Airplanes
                                                 Limited      Trust       Combined    Limited      Trust         Combined
                                                ----------  ----------  -----------------------  ----------  ----------------
                                                            ($millions)                          ($millions)
Cash flows from operating activities
Net loss                                              (60)         (5)         (65)        (77)         (2)        (79)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                          87          11           98          80           8          88
Aircraft maintenance, net                               2           1            3         (18)         (1)        (19)
Profit on disposal of aircraft                          -           -            -          (2)         (9)        (11)
Deferred income taxes                                  (1)          -           (1)         (2)          -          (2)
Provision for loss making leases                      (15)         (2)         (17)         (5)         (1)         (6)
Provision for Bad Debts                                 -           -            -           3           -           3
Accrued and deferred interest expense                  68           9           77          81           9          90

Changes in operating assets & liabilities:
Accounts receivable, net                                4          (1)           3          (2)         (2)         (4)
Intercompany account movements                         18         (18)           -         (12)         12           -
Other accruals and liabilities                          4           6           10          (9)          1          (8)
Other assets                                           (2)          -           (2)         (1)          -          (1)

                                                ==========  ==========  ===========  ==========  ==========  ==========
Net cash provided by/(utilised in)
   operating activities                               105           1          106          36          15          51
                                                ==========  ==========  ===========  ==========  ==========  ==========


Cash flows from investing activities
Purchase/Sale of aircraft                               -           9            9          41          79         120
Intercompany account movements                          -           -            -          79         (79)          -
Capital and sales type leases                          10           -           10           4           -           4

                                                ==========  ==========  ===========  ==========  ==========  ==========
Net cash provided by investing activities              10           9           19         124           -         124
                                                ==========  ==========  ===========  ==========  ==========  ==========

Cash flows from financing activities
Decrease in indebtedness                             (105)        (10)        (115)       (159)        (15)       (174)

                                                ==========  ==========  ===========  ==========  ==========  ==========
Net cash used in financing activites                 (105)        (10)        (115)       (159)        (15)       (174)
                                                ==========  ==========  ===========  ==========  ==========  ==========

Net increase in cash                                   10           -           10           1           -           1

Cash at beginning of period                           219           6          225         212           6         218
                                                ----------  ----------  -----------  ----------  ----------  ----------

Cash at end of period                                 229           6          235         213           6         219
                                                ==========  ==========  ===========  ==========  ==========  ==========

Cash paid in respect of :
Interest                                              115          11          126         104          11         115
                                                ==========  ==========  ===========  ==========  ==========  ==========

          The accompanying notes are an integral part of the unaudited condensed financial statements


                                Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.  Securitization Transaction

    On March 28, 1996, (`the Closing Date'), GPA Group plc and its subsidiary undertakings ("GPA") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction (`the Transaction").

    Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group"). Airplanes Group acquired directly or indirectly from GPA a portfolio of 229 commercial aircraft (collectively, the "Aircraft") and related leases (the "Leases"). The Transaction was effected by transferring existing subsidiaries of GPA that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

    Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by GPA as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. Indebtedness at September 30, 1998 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 1998 and for the three and six month periods ending September 30, 1998 and September 30, 1997. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes
- Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of GPA Group plc ("GPA Group" and, together with its subsidiaries and affiliates, "GPA"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of GPA Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at September 30, 1998, sixteen of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At September 30, 1998, 210 of the remaining 212 Aircraft were on lease to 75 operators in 40 countries.

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

Cashflow Performance Relative to March 1998 Assumptions

The March 16, 1998 prospectus relating to the Certificates and underlying Notes contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the October 9, 1998 Calculation Date (the "Period"), gross revenue cashflows after selling, general and administrative expenses, operating costs and expenditure due to aircraft downtime, defaults, repossession and bad debts ("Net Gross Revenue Cashflows") were in excess of the 1998 Assumptions as a result of Aircraft sales.

Sales proceeds of $120 million were received in the Period in respect of the sale of nine Aircraft (six DC8-71Fs, one B737-300, one B737-200A and one A300-B4-100). The 1998 Assumptions reflected sales proceeds of $47 million in respect of the sale of three DC8-71F Aircraft only. Airplanes Group's cashflows in the period were also positively affected by the receipt of default interest on overdue lease rentals from lessees of $1 million. The 1998 Assumptions did not assume any payment of default interest.

However, apart from Aircraft Sales, Net Gross Revenue Cashflows were lower than the 1998 Assumptions. Lease revenues receipts were $12 million lower than the 1998 Assumptions primarily as a result of revenue foregone due to Aircraft sales, in addition to a number of lessees going into arrears on their rental payments. This was partially offset by the fact that the revenue lost through downtime and default was lower than assumed in the 1998 Assumptions. Net maintenance reserve cashflows were also lower than the 1998 Assumptions by approximately $16 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero). Net interest rate swap payments were $0.5 million greater than those contained in the 1998 Assumptions.

In addition, other leasing costs were approximately $8 million greater than assumed in the 1998 Assumptions primarily as a result of considerable costs incurred in relation to the following aircraft: two A300 Aircraft, one of three MD-83 Aircraft which were repossessed from Sunways in October 1997 and one B747 Aircraft. In addition, repossession costs exceeded the 1998 Assumptions by $3 million. These repossession costs were primarily in respect of the three MD83 Aircraft repossessed from Sunways and to a lesser extent in respect of one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was repossessed from an Indonesian Lessee and subsequently sold in June 1998.

In the Period, because sales proceeds received exceeded the 1998 Assumptions, distributions of principal to the Class A Certificate holders were $35 million greater than assumed and distributions of principal to the Class B Certificate holders were $7 million greater than assumed. There were lower than assumed interest payments to the floating rate Class A and Class B Certificate holders as a result of the lower principal balances outstanding due to the greater than assumed principal amortisation. In addition, payments of $2 million in respect of the minimum and supplemental hedge amounts in the Period were not assumed in the 1998 Assumptions.

As at the October 9, 1998 Calculation Date, Airplanes Group retained $12 million in the Collection and Expense Accounts more than anticipated in the 1998 Assumptions.

Recent Developments

Trading conditions in the civil aviation industry have been adversely affected by the severe economic and financial difficulties experienced in Asia and the Far East. This downturn has undermined business confidence in the region and has had an adverse impact on the results of operations of some of Airplanes Group's lessees in the region which may adversely affect Airplanes Group's future revenues and cashflows. The economies of Indonesia, Thailand, Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. The economic difficulties in Indonesia have resulted in civil disturbances and a change of government in that country. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that are now expected to prevail in large parts of the region last for a significant period of time these will have an adverse impact on operators in the region as well as global aircraft demand. At September 30, 1998, Airplanes Group leased 16 Aircraft, representing 9.32% of its portfolio by Appraised Value, to operators in Asia and the Far East.

The economy of Russia has recently experienced severe economic and financial difficulties, including the significant devaluation of the ruble against the dollar. The downturn in Russia's economy is likely to impact adversely business confidence in the region, reduce demand for air travel and could also have an adverse impact on the results of operations of Airplanes Group.

The downturn in Asia and Russia has currently begun to undermine business confidence in Latin America with adverse affects on the economies of countries in that region. Recently, for example, Brazil has experienced significant downturns in its financial markets, with large decreases in financial asset prices and considerable pressure for a devaluation of the Brazilian currency. The Brazilian government has responded to these pressures with a series of austerity measures including increased interest rates, public spending cuts and tax increases. This has led to widespread expectations that economic growth in Brazil will be significantly reduced through at least 1998 with the real possibility of a recession that would adversely affect the operations of Airplanes Group's Brazilian customers. Failure by Brazil to address its current financial crisis could result in the crisis spreading to other Latin America economies, especially Mexico. Future developments in the political systems or economies of Brazil and other Latin America countries may have a material adverse effect on lessee operations in those countries. At September 30, 1998, Airplanes Group leased 78 Aircraft representing 34.42% of its portfolio by Appraised Value to operators in Latin America. At September 30, 1998, Airplanes Group leased 15 Aircraft representing 14.18% of the portfolio by Appraised Value to operators in Brazil.

During the three months ended September 30, 1998, the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with a Brazilian lessee, which leases two B767 Aircraft or 3.08% of the portfolio by Appraised Value. The restructured amount of approximately $4.2 million is being repaid over 12 months commencing September 1998.

Philippine Airlines ("PAL"), the lessee of one Aircraft representing 0.61% of the portfolio by Appraised Value, has been adversely affected by the ongoing Asian economic crisis. On June 19, 1998 PAL filed a petition for approval of a rehabilitation plan at the Philippine SEC and subsequently the Philippine SEC appointed an Interim Receiver. PAL was instructed by the Philippine SEC to submit a Rehabilitation Plan within 30 days. Following a number of applications for extension of this time limit, PAL currently has until November 21, 1998 to file the Rehabilitation Plan with the Philippine SEC. Notwithstanding the formal termination of the lease agreement for the Aircraft on September 30, 1998, PAL put the Aircraft back into service in early October and continued to operate it until October 29, 1998 when it was grounded as its Certificate of Airworthiness reached its scheduled expiry and was not renewed. PAL and the Interim Receiver have proposed that in return for the short term renewal of the Certificate, PAL will meet future debts as they arise and will immediately return the Aircraft should the Servicer reject the Rehabilitation Plan. The Servicer is currently considering the situation. At September 30, 1998, PAL was approximately $1.2 million in arrears in respect of rental payments and maintenance reserves. There can be no assurance, however, that PAL will ultimately repay its arrearages or be able to pay future lease rentals. Airplanes Group may encounter delays or difficulties in recovering possession of its Aircraft which is operated within the Philippines or terminating the lease. If the Aircraft is recovered, the technical costs required to ensure the Aircraft is in a suitable condition for re-leasing may be significant.

At September 30, 1998, a North American lessee of one B747 Aircraft (1.0% of the Portfolio by Appraised Value), was $2.2 million in arrears in respect of rental payments and maintenance reserves and is currently discussing a short-term restructuring with the Servicer.

The U.S. Federal Aviation Administration (the "FAA") has indicated that it will develop within the next six months a new test specification for insulation for the purpose of increasing fire safety on aircraft. The FAA has also begun discussion with the international aviation authorities on this matter. In addition, the FAA has indicated that it will propose requiring the use of improved insulation once the new test standard is developed. It is possible that additional service bulletins, new maintenance practices and mandatory airworthiness directives may be issued while the new standard for insulation is developed. It new standards for insulation are implemented, Airplanes Group could incur significant costs on the Aircraft complying with these standards which could impact adversely on Airplanes Group's results of operations. It is currently not clear whether or to what extent manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft in compliance with such new test standards.

Results of Operations - Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997.

While the aircraft operating leasing market remains healthy, there is considerable uncertainty facing the world's economy due to the continuing Asian financial crisis, the substantial difficulties facing the Russian political and financial system and increasing concerns about future economic growth in Europe and the United States. The likely impact on other markets remains unclear, although certain countries in Latin America are facing similar financial problems to those experienced by Asian countries in 1997. Airplanes Group's results of operations for the three months ended September 30, 1998 reflected this continuation of reasonably favorable industry conditions, although a number of lessees performed poorly. Overall, Airplanes Group generated $28 million in cash from operations in the three months to September 30, 1998 compared to $60 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to September 30, 1998 is primarily attributable to lease revenues foregone following Aircraft sales and also an increase in technical costs for the three months ended September 30, 1998 to $28 million as compared with $17 million in the three months ended September 30, 1997. There was a net loss after taxation for the three months to September 30, 1998 of $41 million (Airplanes Limited: $36 million; Airplanes Trust: $5 million) compared to a net loss after taxation for the three months to September 30, 1997 of $35 million (Airplanes Limited: $32 million; Airplanes Trust: $3 million). The increase in the net loss for the period was primarily attributable to the additional interest being charged on the accrued but unpaid Class E Note interest.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended September 30, were $134 million (Airplanes Limited: $123 million; Airplanes
Trust: $11 million) compared with $153 million (Airplanes Limited: $134 million; Airplanes Trust: $19 million) for the three months ended September 30, 1997. The decrease in 1998 was primarily attributable to the reduction in the number of Aircraft on lease in the period to September 30, 1998, as a consequence of Aircraft sales. At September 30, 1998, Airplanes Group had 210 of its 212 Aircraft on lease (Airplanes Limited: 192 Aircraft; Airplanes Trust:
18 Aircraft) compared to 224 of its 228 Aircraft on lease (Airplanes Limited:
200 Aircraft; Airplanes Trust: 24 Aircraft) at September 30, 1997. Leasing revenues were also adversely affected by the restructuring during October 1997 of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee. These leases had an average remaining lease term of 29 months. In consideration for an extension of the leases for 119 months, the revised terms of the leases included reduced rental rates for these Aircraft and no maintenance reserve payments, which resulted in a decrease in rental rates of approximately 24% in the three months to September 30, 1998 compared with the three months to September 30, 1997. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to September 30, 1998.

Aircraft Sales

Sales revenues of $2 million (Airplanes Limited: $2 million; Airplanes Trust:
Nil) in respect of the sale of one A300-B4-100 Aircraft were received in the three months ended September 30, 1998. No Aircraft were sold in the same period in 1997. The net book value of the A300-B4-100 Aircraft at the date of sale, net of maintenance reserves, was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 1998 amounted to $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) compared with $49 million (Airplanes Limited:
$44 million; Airplanes Trust: $5 million) for the comparative period in 1997. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $101 million (Airplanes Limited: $90 million; Airplanes Trust: $11 million) in the three month period ended September 30, 1998 compared to $103 million (Airplanes Limited: $92 million; Airplanes Trust : $11 million) in the three month period ended September 30, 1997. The decrease in net interest expense was primarily due to a combination of offsetting factors: a gain recognized on the value of swaptions of $6 million; lower average debt in the three months to September 30, 1998 resulting largely from Aircraft sales; and additional interest charged on accrued but unpaid Class E
Note interest of $9 million.

The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1998 was 6.86% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,346 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1997 was 6.81% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,724 million. Although LIBOR was lower in the three months ended September 30, 1998 as compared with the three months ended September 30, 1997, the weighted average interest rate on the Class A-D Notes actually increased slightly during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase occurred because substantial amounts of Airplanes Group's floating rate notes have been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the three months ended September 30, 1998 in Airplanes Group's net interest expense of $101 million (Airplanes Limited: $90 million; Airplanes Trust: $11 million) and cash paid in respect of interest of $56 million (Airplanes Limited: $51 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the three months ended September 30, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 1998, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) compared with $4 million in the three months ended September 30, 1997 (Airplanes Limited: $4 million; Airplanes Trust: Nil). The decrease is primarily as a result of marginally lower lessee default interest and lower interest rates in the three months to September 30, 1998.

At September 30, 1998, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $296 million. As swap rates fell significantly in the three months ended September 30, 1998 (approximately 1% on the three year rate), the value of the Swaptions increased by approximately $6 million during the three months ended September 30, 1998. As Swaptions do not qualify for hedge accounting under US GAAP, the increase in fair value of $6 million has been netted against interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 1998, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $2 million in respect of bad and doubtful debts (Airplanes Limited: $1 million; Airplanes Trust: $1 million) in the three months ended September 30, 1998, compared with an overall net credit of $1 million for the three months ended September 30, 1997 (Airplanes Limited: $1 million; Airplanes Trust: Nil). The overall net credit in 1998 was primarily as a result of the reduction in the provisions required for various lessees including one Indonesian lessee, one Irish lessee and one North American lessee, which were partially offset by provisions required in respect of one North American lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. There were no significant `loss making' leases signed in the three months to September 30, 1998. Consequently, there was an overall net utilisation of $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) in respect of `loss making' lease provisions in the three months ended September 30, 1998, compared with the three month period to September 30, 1997 where there was an overall net utilization of $8 million (Airplanes Limited: $7 million; Airplanes
Trust: $1 million).

Other Lease Costs

Other lease costs in the three months ended September 30, 1998 amounted to $11 million (Airplanes Limited: $11 million; Airplanes Trust: Nil) compared to other lease costs of $12 million (Airplanes Limited: $11 million; Airplanes
Trust: $1 million) in the three months to September 30, 1997. A significant amount of the $11 million charge in the three months to September 30, 1998, relates to additional technical expenses of $5 million required in respect of the four Fokker 100 Aircraft repossessed from Sempati, prior to it ceasing to trade on June 5, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to September 30, 1998 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months to September 30, 1997 of $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million). The reduction resulted from lower fee base as a result of aircraft sales.

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in the three months to September 30, 1998 include $6 million (Airplanes Limited: $5 million; Airplanes
Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to September 30, 1997 of $7 million (Airplanes Limited: $6 million; Airplanes
Trust: $1 million). This reduction resulted from a lower fee base as a result of aircraft sales.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1998 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to GPA, similar to the charge of $2 million for the period to September 30, 1997.

Operating Loss

The operating loss for the three months ended September 30, 1998 was $43 million (Airplanes Limited: $38 million; Airplanes Trust: $5 million) compared with an operating loss of $36 million for the three months ended September 30, 1997 (Airplanes Limited: $33 million; Airplanes Trust: $3 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit in the three months to September 30, 1998, of $2 million as a result of continuing operating losses (Airplanes Limited: $2 million; Airplanes Trust: Nil), as compared with an overall tax benefit of $1 million in the same period in 1997 (Airplanes Limited: $1 million; Airplanes
Trust: Nil).

Net Loss

The net loss after taxation for the three months ended September 30, 1998 was $41 million (Airplanes Limited: $36 million; Airplanes Trust: $5 million) compared with a net loss after taxation for the three months ended September 30, 1997 of $35 million (Airplanes Limited: $32 million; Airplanes Trust: $3 million).

Financial Resources and Liquidity

The was an overall net decrease in cash of $4 million for the three months to September 30, 1998, compared with a $8 million increase in cash for the three months to September 30, 1997.

Liquidity

The cash balances at September 30, 1998  amounted to $219 million  (Airplanes
Limited: $213 million ; Airplanes Trust: $6 million) compared to cash balances at September 30, 1997 of $235 million (Airplanes Limited: $229 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 1998 amounted to $28 million (Airplanes Limited: $24 million; Airplanes
Trust: $4 million) compared with $60 million in the three months ended September 30, 1997 (Airplanes Limited: $55 million; Airplanes Trust: $5 million). This includes cash paid in respect of interest of $56 million in the three months to September 30, 1998 (Airplanes Limited: $51 million; Airplanes
Trust: $5 million) compared with $64 million in the three months to September 30, 1997 (Airplanes Limited: $59 million; Airplanes Trust: $5 million). The decrease in cash from operations generated in the three month period to September 30, 1998 is primarily attributable to lease revenues foregone following Aircraft sales and also an increase in technical costs for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

Investing and Financing Activities

Cash flows from investing activities in the three months to September 30, 1998 reflects proceeds of $2 million from the sale of one A300-B4-100 Aircraft. In addition, the reduction in the cash provided by capital and sale type leases to $1 million (Airplanes Limited: $1 million; Airplanes Trust: Nil) as compared with $5 million in the comparative period to September 30, 1997 (Airplanes
Limited: $5 million; Airplanes Trust: Nil) was primarily due to the sale of two DC-10 Aircraft during December 1997 and one B737-200 Aircraft during May 1998.

Cash flows from financing activities in the three months to September 30, 1998 primarily reflect the repayment of $35 million of principal on Subclass A-6, Class B Notes and Class C Notes by Airplanes Group (Airplanes Limited: $31 million; Airplanes Trust: $4 million) compared with $57 million of principal repaid on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited:
$52 million; Airplanes Trust: $5 million) in the three months to September 30, 1997. The decrease in principal repayments in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is due to a reduction in cash provided by operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,905 million (Airplanes Limited: $3,558 million; Airplanes Trust: $347 million) at September 30, 1998 and $4,283 million (Airplanes Limited: $3,901 million; Airplanes Trust: $382 million) at September 30, 1997. Airplanes Group had $591 million Class E Notes outstanding at September 30, 1998. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and approximately two thirds of the leases are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, GPA Financial Services (Ireland) Limited, a subsidiary of GPA Group, as Airplanes Group's administrative agent (the "Administrative Agent") seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 1998, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,405 million. The aggregate notional principal of these Swaps will be reduced to $1,300 million by the end of the fiscal year ended March 31, 1999. These Swaps will be further reduced to an aggregate notional principal balances of $890 million by the year ended March 31, 2000, to an aggregate notional principal balance of $565 million by the year ended March 31, 2001 and to an aggregate notional principal balance of $255 million by the year ended March 31, 2002. None of the Swaps have maturity dates extending beyond February 2003. The fair values of the swaps at September 30, 1998 was a negative $29 million.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payments bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to September 30, 1998, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $473 million and sold Swaptions with an aggregate notional principal balance of $177 million. The net aggregate notional principal balance of Swaptions at September 30, 1998 therefore amounted to $296 million. The fair values of the Swaptions at September 30, 1998 was $8 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the increase in this amount since March 31, 1998 ($6 million) has been included in income for the three and six months ended September 30, 1998.

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

Airplanes Group is in the process of assessing the potential impact of the Year 2000 issue on its operations. Because all of its operational functions have been delegated to GECAS (as "Servicer"), the Administrative Agent and GPA Cash Manager Limited (as "Cash Manager"), in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own and does not currently expect to incur any material expenditure making information systems Year 2000 compliant. Likewise, having regard to its agreements with its servicers, Airplanes Group does not expect to incur any material costs as a result of such servicers ensuring that their information systems are Year 2000 compliant. Airplanes Group may, nonetheless suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, Administrative Agent and Cash Manager rely is not Year 2000 compliant. For example, if the Servicer's information systems were not Year 2000 compliant, it could impact materially on the Servicer's performance of its obligations under the Servicing Agreement with Airplanes Group, which in turn could have a material adverse effect on the business and results of operations of Airplanes Group.

The Servicer, Administrative Agent and Cash Manager have confirmed to Airplanes Group that they are in the process of reviewing their Year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are Year 2000 compliant. Airplanes Group has reached an agreement in principle with the Servicer regarding a Year 2000 consulting arrangement. Under this arrangement (which is subject to negotiation of a definitive agreement), the Servicer would provide Airplanes Group with certain Year 2000 consulting services, including: testing hardware and software used or provided by the Servicer under the Servicing Agreement and reporting periodically on the Servicer's own Year 2000 compliance; surveying aircraft and engine manufacturers, lessees and other third parties regarding Year 2000 compliance and advising Airplanes Group with respect to the survey results; suggesting modifications to pro forma leases and other contracts; and assessing Year 2000-related insurance issues. Airplanes Group would pay no explicit fee for these consulting services, but would provide the Servicer with a waiver of liability and certain indemnities in connection with their performance.

The Administrative Agent has also established a Task Force, which includes external advisors, to oversee the development and implementation of a Year 2000 Plan for Airplanes Group, (a) to achieve Year 2000 compliance in the Administrative Agent's and Cash Manager's computer systems, (b) reviewing the Year 2000 consulting services to be provided by the Servicer, (c) to assess Year 2000 compliance of suppliers and customers and (d) to report to Airplanes Group on the adequacy of the measures and procedures to address that risk. The Year 2000 Plan will include a proposed contingency plan in case any of the measures outlined fails to deal with Year 2000 issues. The Administrative Agent expects to report to Airplanes Group by December 31, 1998 on Airplanes Group's Year 2000 exposure and to identify the steps that have been, or should be, taken to minimise that exposure.

Airplanes Group may also suffer an adverse impact on its business and results of operations if its lessees, suppliers, financial institutions, technical advisors and others with which it conducts business are not Year 2000 compliant. The Servicer has circulated a survey of the third parties with which it deals on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts.

In addition, aircraft and air traffic control and airport infrastructures depend heavily upon microprocessors and software technology. Major manufacturers, including Boeing, have begun a Year 2000 review of the systems employed on their aircraft and are expected to advise owners, operators and service providers of the steps to be taken to address any Year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to Year 2000 are certain on-board aircraft management and navigation systems. The Servicer has circulated a survey of aircraft and aircraft parts manufacturers and suppliers to determine the extent to which their products are Year 2000 compliant. These review programs are still ongoing and thus the nature and the extent of the risks posed by the potential failure of aircraft and air traffic control systems as a result of Year 2000 problems has not been fully determined. Any failure of the systems employed by Airplanes Group's Aircraft to be Year 2000 compliant could have a material adverse effect on Airplanes Group's business and results of operations. Likewise, any failure of the systems employed by civil aviation authorities to manage the air traffic control systems in the various countries where lessees operate the Aircraft could have the same adverse effect. For example, any such failures would impair the ability of the lessee to operate the Aircraft, which could impair its ability to pay rentals to Airplanes Group. Moreover, it is currently not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to bring aircraft systems into Year 2000 compliance.

Certain insurers have taken the position that because Year 2000 issues have been widely publicized, claims for losses incurred as a result of the Year 2000 problems may be denied under existing policies. Accordingly, there can be no assurance that any losses that Airplanes Group may incur as a result of Year 2000 problems will be covered under its existing insurance. In addition, insurers in the London market have recently adopted recommendations to exclude Year 2000 losses from future aviation policies, subject to purchase of a specific endorsement.

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

Airplanes Group is currently reviewing implementation of the requirements of SFAS No. 133.

Results of Operations - Six Months Ended September 30, 1998 Compared with Six Months Ended September 30, 1997.

Airplanes Group's results of operations for the six months ended September 30, 1998 reflected a continuation of reasonably favorable industry conditions. However, as discussed in - " Results of Operations - Three months ended September 30, 1998 compared with three months ended September 30, 1997" - there is considerable uncertainty facing the world's economy. Overall, Airplanes Group generated $51 million in cash from operations in the six months to September 30, 1998 compared to $106 million in the same period of the previous year. The decrease in cash generated from operations in the six month period to September 30, 1998 is primarily attributable to lease revenues foregone following Aircraft sales and also an increase in maintenance claims and technical costs for the six months ended September 30, 1998 to $63 million as compared with $52 million for the six months ended September 30, 1997. There was a net loss after taxation for the six months to September 30, 1998 of $79 million (Airplanes Limited: $77 million; Airplanes Trust: $2 million) compared to a net loss after taxation for the six months to September 30, 1997 of $65 million (Airplanes Limited: $60 million; Airplanes Trust: $5 million)

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the six months ended September 30, were $268 million (Airplanes Limited: $246 million; Airplanes Trust: $22 million) compared with $306 million (Airplanes Limited: $269 million; Airplanes
Trust: $37 million) for the six months ended September 30, 1997. The decrease in 1998 was primarily attributable to the reduction in the number of Aircraft on lease in the period to September 30, 1998, as a result of Aircraft sales. At September 30, 1998, Airplanes Group had 210 of its 212 Aircraft on lease (Airplanes Limited: 192 Aircraft; Airplanes Trust: 18 Aircraft) compared to 224 of its 228 Aircraft on lease (Airplanes Limited: 200 Aircraft; Airplanes Trust:
24 Aircraft) at September 30, 1997. Leasing revenues were also adversely affected by the restructuring during October 1997 of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee. See "Results of Operations
- Three months ended September 30, 1998 compared with three months ended September 30, 1997". In addition there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to September 30, 1998.

Aircraft Sales

Sales revenues of $120 million (Airplanes Limited: $26 million; Airplanes
Trust: $94 million) in respect of the sale of nine Aircraft (six DC8-71Fs, one B737, 300, one B737-200A and one A300-B4-100) were received in the six months ended September 30, 1998. The net book value of the nine Aircraft at the date of sale, net of maintenance reserves, was $109 million (Airplanes Limited: $24 million; Airplanes Trust: $85 million). One Aircraft was sold in the same period in 1997 generating sales revenue of $10 million (Airplanes Limited; Nil; Airplanes Trust: $10 million). This Aircraft had a net book value of $10 million (Airplanes Limited: Nil, Airplanes Trust $10 million).

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 1998 amounted to $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million) compared with $98 million (Airplanes Limited:
$87 million; Airplanes Trust: $11 million) for the comparative period in 1997. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $205 million (Airplanes Limited: $185 million; Airplanes Trust: $20 million) in the six month period ended September 30, 1998 compared to $203 million (Airplanes Limited: $182 million; Airplanes Trust :
$21 million) in the six month period ended September 30, 1997. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest being charged on accrued but unpaid Class E Note interest of $18 million; lower average debt in the six months to September 30, 1998 resulting largely from Aircraft sales; and a gain recognized on the value of Swaptions of $6 million.

The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1998 was 6.85% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,393 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1997 was 6.80% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,751 million. Although LIBOR was lower in the six months ended September 30, 1998 as compared with the six months ended September 30, 1997, the weighted average interest rate on the Class A-D Notes actually increased slightly during the six months ended September 30, 1998 as compared to the six months ended September 30, 1997. This increase occurred because substantial amounts of Airplanes Group's floating rate notes have been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the six months ended September 30, 1998 in Airplanes Group's net interest expense of $211 million (Airplanes Limited: $191 million; Airplanes Trust: $20 million) and cash paid in respect of interest of $115 million (Airplanes Limited: $104 million; Airplanes Trust: $11 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the six months ended September 30, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 1998, Airplanes Group earned interest income (including lessee default interest) of $7 million (Airplanes Limited: $7 million; Airplanes Trust: Nil) compared with $8 million in the six months ended September 30, 1997 (Airplanes Limited: $7 million; Airplanes Trust: $1 million). The decrease is primarily as a result of marginally lower lessee default interest in addition to lower interest rates in the six months to September 30, 1998.

At September 30, 1998, Airplanes Group had Swaptions with a notional principal of $296 million. As swap rates fell significantly in the six months ended September 30, 1998 (approximately 1% on the three year rate), the value of the Swaptions increased by approximately $6 million during the six months ended September 30, 1998. As Swaptions do not qualify for hedge accounting under US GAAP, the increase in fair value of $6 million has been netted against interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

See "Results of Operations - Three months ended September 30, 1998 compared with three months ended September 30, 1997" for a discussion of Airplanes Group's accounting practices in respect of delinquent receivables and provisions for "loss making leases". While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 1998, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision required of $3 million in respect of bad and doubtful debts (Airplanes Limited: $3 million; Airplanes Trust: Nil) in the six months ended September 30, 1998, compared with the overall net provision required of $1 million for the six months ended September 30, 1997 (Airplanes Limited: $1 million; Airplanes Trust: Nil). The overall provision in 1998 was primarily as a result of provisions required for various lessees including one Indonesian lessee, one Brazilian lessee and one Peruvian lessee, which were partially offset by a reduction in the provisions required in respect of one Irish lessee and one Mexican lessee.

In respect of `loss making' lease provisions, there was an overall net utilisation of $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) in the six months ended September 30, 1998. In the six month period to September 30, 1997, there was an overall net utilization of $17 million (Airplanes Limited: $15 million; Airplanes Trust: $2 million). In the six months ended September 30, 1998, the only significant provision required was in respect of three DC8-71F Aircraft on lease to one Latin American lessee.

Other Lease Costs

Other lease costs in the six months ended September 30, 1998 amounted to $16 million (Airplanes Limited: $15 million; Airplanes Trust: $1 million) compared to other lease costs of $18 million (Airplanes Limited: $17 million; Airplanes
Trust: $1 million) in the six months to September 30, 1997. The reduction in the charge in the six months to September 30, 1998, was primarily due to the fact that in the six months to September 30, 1997, there was an increase in technical expenses of $5 million which related primarily to two B737-200 Aircraft which redelivered in the previous quarter and a provision required of $4 million (including $3 million relating to potential costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 Aircraft which were on lease to a Turkish lessee which ceased to trade on October 3, 1997. In the six months ended September 30, 1998, technical expenses of $5 million were required in respect of the four Fokker 100 Aircraft repossessed from Sempati.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period to September 30, 1998 amounted to $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million). This is a comparable expense to that incurred in the six months to September 30, 1997 of $20 million (Airplanes
Limited:  $19 million;  Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $18 million in the six months to September 30, 1998 include $12 million (Airplanes Limited: $11 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to September 30, 1997 of $13 million (Airplanes Limited: $12 million; Airplanes Trust: $1 million). This reduction resulted from a lower fee base as a result of Aircraft sales.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1998 was $4 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to GPA, which is similar to the charge of $4 million for the period to September 30, 1997 (Airplanes
Limited: $4 million; Airplanes Trust: Nil).

Operating Loss

The operating loss for the six months ended September 30, 1998 was $81 million (Airplanes Limited: $79 million; Airplanes Trust: $2 million) compared with an operating loss of $66 million for the six months ended September 30, 1997 (Airplanes Limited: $61 million; Airplanes Trust: $5 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit in the six months to September 30, 1998 of $2 million as a result of continuing operating losses (Airplanes Limited: $2 million; Airplanes Trust: Nil) compared with an overall tax benefit of $1 million in the same period in 1997 (Airplanes Limited: $1 million; Airplanes
Trust: Nil).

Net Loss

The net loss after taxation for the six months ended September 30, 1998 was $79 million (Airplanes Limited: $77 million; Airplanes Trust: $2 million) compared with a net loss after taxation for the six months ended September 30, 1997 of $65 million (Airplanes Limited: $60million; Airplanes Trust: $5 million).

Financial Resources and Liquidity

There was an increase in cash of $1 million for the six months to September 30, 1998 compared to a net increase of $10 million for the six months to September 30, 1997.

Liquidity

The cash balances at September 30, 1998  amounted to $219 million  (Airplanes
Limited: $213 million ; Airplanes Trust: $6 million) compared to cash balances at September 30, 1997 of $235 million (Airplanes Limited: $229 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 1998 amounted to $51 million (Airplanes Limited: $36 million; Airplanes Trust:
$15 million) compared with $106 million in the six months ended September 30, 1997 (Airplanes Limited: $105 million; Airplanes Trust: $1 million). This includes cash paid in respect of interest of $115 million in the six months to September 30, 1998 (Airplanes Limited: $104 million; Airplanes Trust: $11 million) compared with $126 million in the six months to September 30, 1997 (Airplanes Limited: $115 million; Airplanes Trust: $11 million). The decrease in cash from operations generated in the six month period to September 30, 1998 is primarily attributable to lease revenues foregone following Aircraft sales and also an increase in both maintenance claims and technical costs for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997.

Investing and Financing Activities

Cash flows from investing activities in the six months to September 30, 1998 primarily reflects proceeds of $120 million from the sale of nine Aircraft. These Aircraft consist of six DC8-71Fs, one B737-300, one B737-200A and one A300-B4-100. The cash provided by capital and sale type leases was $4 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) as compared with $10 million in the comparative period to September 30, 1997 (Airplanes Limited: $10 million; Airplanes Trust: Nil). This reduction was primarily due to the sale of two DC-10 Aircraft during December 1997 and one B737-300 Aircraft during May 1998.

Cash flows from financing activities in the six months to September 30, 1998 primarily reflect the repayment of $174 million of principal on Subclass A-5, Subclass A-6 and Class B Notes by Airplanes Group (Airplanes Limited: $159 million; Airplanes Trust: $15 million) compared to $115 million of principal on Subclass A-5 and Class B Notes repaid by Airplanes Group (Airplanes Limited:
$105 million; Airplanes Trust: $10 million) in the six months to September 30, 1997. The higher amount of principal repayments in the six months ended September 30, 1998 is due to a higher amount of cash provided by investing activities as discussed above.

Part II.          Other Information

Item 1. Legal Proceedings

VASP On November 5, 1992, GPA obtained a preliminary injunction for repossession and export of thirteen aircraft and six spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with GPA. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting GPA repossession and export of the Repossessed Assets. GPA was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between GPA and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against GPA in lieu of the return of the Repossessed Assets. GPA has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and the Federal Supreme Court. In addition, GPA has filed a writ of mandamus with the Brazilian courts seeking to overturn the decision of the High Court and has sought a stay on the High Court's decisions pending its appeals.

Seven of the thirteen aircraft which were repossessed by GPA from VASP following the 1992 injunction and the 1993 decision are now owned by Airplanes Group although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings.

VASP sought to serve GPA with the notice requiring return of the Repossessed Assets within thirty days of the notice. However, the High Court has referred all matters concerning the notice to a lower court. Should VASP commence any action before the lower court in respect of the notice, GPA will challenge a number of matters relating to the notice including its validity. In addition, VASP sought an order against GPA from the High Court for alleged damages arising from the repossession and export of the Repossessed Assets and GPA's alleged failure to comply with the court order requiring return of the Repossessed Assets. GPA challenged VASP's application on a number of grounds, including its validity. The High Court rejected VASP's application and held that if VASP believes it has an action for damages against GPA, VASP must commence such an action in accordance with normal Brazilian court procedures before a court of first instance. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and if VASP was successful in enforcing its judgment having sought repossession rather than damages.

GPA has informed Airplanes Group that it has been advised that the decision of the High Court in December 1996 in this matter is incorrect as a matter of Brazilian law. GPA has further informed Airplanes Group that it is actively pursuing all courses of action that may be available to it, including appeals to superior courts and intends to defend its position vigorously and to pursue each of its claims and counter claims against VASP. GPA has advised Airplanes Group that it believes the outcome of these matters will not have a material adverse effect on Airplanes Group's liquidity, results of operations or financial condition.

Other Matters On August 21, 1998, GPA, GECAS and GE Capital entered into the 1998 Omnibus Agreement, which contemplated the consummation of a number of transactions, including the acquisition by GE Capital of the Class E Notes issued by Airplanes Group and held by GPA Group and GPA Inc, a Delaware corporation and a wholly-owned subsidiary of GPA Group. The transactions contemplated by the 1998 Omnibus Agreement are due to close by November 19, 1998 ("Closing Date"). On the Closing Date, Edward Hansom, the Director of Airplanes Limited and the Controlling Trustee of Airplanes Trust appointed by GPA will resign and GE Capital, as the new holder of the Class E Notes, is expected to appoint a new Director of Airplanes Limited and a new Controlling Trustee of Airplanes Trust.

Aero USA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have in the past filed United States federal consolidated tax returns and certain state and local tax returns with GPA, Inc., and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by GPA. Inc. and its subsidiaries. GPA believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA, Inc or AeroUSA 3, Inc.

Subsequent to the Closing Date, Aero USA, Inc. and Aero USA 3, Inc., will file United States federal consolidated tax returns and certain state and local tax returns with GE Capital. In addition, on the Closing Date, Airplanes Group will enter into a Tax Sharing Agreement with GE Capital which is substantially similar to the Tax Sharing Agreement currently in place between Airplanes Group and GPA, which will terminate on the Closing Date, except with respect to those provisions relating to the position prior to the date on which Aero USA, Inc. and Aero USA 3, Inc. were deconsolidated from GPA, Inc.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule of Airplanes Limited

                  27.2     Financial Data Schedule of Airplanes U.S. Trust

         (b) Reports on Form 8-K: Filed for event dates August 14, 1998; September 11, 1998 and October 14, 1998 (relating to the monthly report to holders of the Certificates).


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998                          AIRPLANES LIMITED


                                                 By: /s/ WILLIAM M. MCCANN
                                                    --------------------------
                                                    William M. McCann
                                                    Director and Principal
                                                    Accounting Officer



Date: November 13, 1998                          AIRPLANES U.S. TRUST


                                                 By: /s/ WILLIAM M. MCCANN
                                                    --------------------------
                                                    William M. McCann
                                                    Controlling Trustee and
                                                    Principal Accounting
                                                    Officer




                  AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                               INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1       Financial Data Schedule of Airplanes Limited

27.2       Financial Data Schedule of Airplanes U.S. Trust