Form 10-Q
period 1998-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1999-02-09
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              --------------


                                 FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                    OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                    Commission file number 33-99970-01

                            -------------------

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

                                                             Outstanding at
Issuer                                Class                 December 31, 1998

Airplanes Limited       Common Stock, $1.00 par value              30

                Airplanes Limited and Airplanes U.S. Trust

       Form 10-Q for the Three Month Period Ended December 31, 1998

                                   Index

Part I.       Financial Information                                   Page No.

Item 1.  Financial Statements (Unaudited)                                3

o  Unaudited Condensed Balance Sheets - December 31, 1998 and March 31, 1998
o Unaudited Condensed Statements of Operations - Three Months Ended December 31, 1998 and December 31, 1997
o  Unaudited Condensed Statements of Operations - Nine months Ended
   December 31, 1998 and December 31, 1997
o Unaudited Condensed Statements of Changes in Shareholders Deficit / Net Liabilities - Nine months Ended December 31, 1998 and December 31, 1997
o  Unaudited Condensed Statements of Cash Flows - Nine months Ended
   December 31, 1998 and December 31, 1997
o  Notes to the Unaudited Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of Financial                 10
         Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                 31

Item 6.  Exhibits and Reports on Form 8 - K                                32

Signatures

Index to Exhibits

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                                      AIRPLANES GROUP

                                                              UNAUDITED CONDENSED BALANCE SHEETS


                                                    March 31,                                   Dec-31
                                     ----------------------------------------  -----------------------------------------
                                                      1998                                       1998
                                     ----------------------------------------  -----------------------------------------
                                      Airplanes     Airplanes                   Airplanes      Airplanes
                                       Limited        Trust       Combined       Limited         Trust       Combined
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                                   ($millions)                                ($millions)
ASSETS
Cash                                         212             6           218           204              6           210
Accounts receivable
    Trade receivables                         19             4            23            24              6            30
    Allowance for doubtful debts              (9)           (1)          (10)          (12)            (3)          (15)
Amounts due from Airplanes Trust              33             -            33                           32            32
Intercompany capital lease                    38             -            38            37              -            37
Net investment in capital and sales
     type leases                              61            38            99            21             37            58
Aircraft, net                              2,993           344         3,337         2,867            256         3,123
Other assets                                   5             -             5             8              -             8
                                     ============  ============  ============  ============   ============  ============
Total assets                               3,352           391         3,743         3,149            334         3,483
                                     ============  ============  ============  ============   ============  ============


LIABILITIES

Accrued expenses and other liabilities       437            36           473           540             46           586
Amounts due to Airplanes Limited               -            33            33            32              -            32
Intercompany capital lease                     -            38            38             -             37            37
Indebtedness                               3,715           363         4,078         3,529            344         3,873
Provision for maintenance                    292            23           315           266             16           282
Deferred income taxes                         54            48           102            51             48            99
                                     ------------  ------------  ------------
                                     ------------  ------------                ------------   ------------  ------------
Total liabilities                          4,498           541         5,039         4,418            491         4,909
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                     ------------  ------------  ------------  ------------   ------------  ------------
Net liabilities                           (1,146)         (150)       (1,296)       (1,269)          (157)       (1,426)
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                     ============  ============  ============  ============   ============  ============
                                           3,352           391         3,743         3,149            334         3,483
                                     ============  ============  ============  ============   ============  ============


                   The accompanying notes are an integral part of the unaudited condensed financial statements




                                                                 AIRPLANES GROUP

                                                     UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                  Three Months Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                       1997                                      1998
                                      ---------------------------------------   ---------------------------------------
                                       Airplanes     Airplanes                  Airplanes     Airplanes
                                        Limited        Trust       Combined      Limited        Trust        Combined
                                      ------------  ------------  -----------   -----------   -----------   -----------
                                                    ($millions)                               ($millions)




Revenues
Aircraft leasing                              126            19          145           121            10           131
Aircraft Sales                                 36            48           84             2             -             2

Expenses
Cost of Aircraft Sold                         (31)          (49)         (80)           (1)            -            (1)
Depreciation and amortisation                 (42)           (6)         (48)          (40)           (4)          (44)
Net interest expense                          (96)           (9)        (105)         (102)          (10)         (112)
Provision for maintenance                     (16)           (6)         (22)          (17)            -           (17)
Bad and doubtful debts                          1             -            1             -            (1)           (1)
Provision for loss making leases, net         (10)            -          (10)            3             -             3
Other lease costs                              (4)            -           (4)           (3)            -            (3)
Selling, general and administrative
     expenses                                  (8)           (1)          (9)           (9)            -            (9)
                                      ------------  ------------  -----------   -----------   -----------   -----------
Operating (loss) before
provision for  income taxes                   (44)           (4)         (48)          (46)           (5)          (51)
Income tax benefit/(charge)                     1             -            1             -             -             -
                                      ============  ============  ===========   ===========   ===========   ===========
Net (loss)                                    (43)           (4)         (47)          (46)           (5)          (51)
                                      ============  ============  ===========   ===========   ===========   ===========


                           The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                    AIRPLANES GROUP

                                                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              Nine Months Ended December 31,
                                       ---------------------------------------------------------------------------------
                                                        1997                                      1998
                                       ----------------------------------------  ---------------------------------------
                                        Airplanes     Airplanes                  Airplanes     Airplanes
                                         Limited        Trust       Combined      Limited        Trust       Combined
                                       ------------  ------------  ------------  -----------   -----------  ------------
                                                     ($millions)                               ($millions)


Revenues
Aircraft leasing                               394            56           450          367            32           399
Aircraft Sales                                  46            48            94           28            94           122

Expenses
Cost of Aircraft Sold                          (41)          (49)          (90)         (25)          (85)         (110)
Depreciation and amortisation                 (129)          (17)         (146)        (120)          (12)         (132)
Net interest expense                          (278)          (30)         (308)        (287)          (30)         (317)
Provision for maintenance                      (54)          (16)          (70)         (50)           (3)          (53)
Bad and doubtful debts                           -             -             -           (3)           (1)           (4)
Provision for loss making leases, net            5             2             7            8             1             9
Other lease costs                              (21)           (1)          (22)         (18)           (1)          (19)
Selling, general and administrative
     expenses                                  (27)           (2)          (29)         (25)           (2)          (27)
                                       ------------  ------------  ------------  -----------   -----------  ------------
Operating (loss) before
provision for  income taxes                   (105)           (9)         (114)        (125)           (7)         (132)
Income tax benefit/(charge)                      2             -             2            2             -             2
                                       ============  ============  ============  ===========   ===========  ============
Net (loss)                                    (103)           (9)         (112)        (123)           (7)         (130)
                                       ============  ============  ============  ===========   ===========  ============


                            The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                  AIRPLANES GROUP

                                     UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                            Nine Months Ended December 31, 1997 and December 31, 1998

                                                   Airplanes Limited            Airplanes Trust    Combined
                                      ----------------------------------------  ----------------  -----------
                                        Share         Net      Shareholders'          Net         Shareholders
                                       Capital     Liabilities    Deficit         Liabilities     Deficit/ Net
                                                                                                  Liabilities
                                      ----------------------------------------  ----------------  -----------
                                      ($millions)  ($millions)  ($millions)       ($millions)     ($millions)


Balance at March 31 1997                      0        1,005            1,005               141        1,146

Net loss for the period                       0          103              103                 9          112

                                      ==========   ==========  ===============  ================  ===========
Balance at December 31, 1997                  0        1,108            1,108               150        1,258
                                      ==========   ==========  ===============  ================  ===========


Balance at March 31 1998                      0        1,146            1,146               150        1,296

Net loss for the period                       0          123              123                 7          130

                                      ==========   ==========  ===============  ================  ===========
Balance at December 31, 1998                  0        1,269            1,269               157        1,426
                                      ==========   ==========  ===============  ================  ===========


         The accompanying notes are an integral part of the unaudited condensed financial statements

                                        AIRPLANES GROUP

                            UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                              Nine Months Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                         1997                                 1998
                                                           -----------------------------------  ----------------------------------
                                                           Airplanes   Airplanes                Airplanes   Airplanes
                                                            Limited      Trust      Combined     Limited      Trust     Combined
                                                           ----------  ----------  -----------  ----------  ----------  ----------
                                                                       ($millions)                          ($millions)

Cash flows from operating activities
Net loss                                                        (103)         (9)        (112)       (123)         (7)       (130)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                                    129          17          146         120          12         132
Aircraft maintenance, net                                          7           1            8         (23)         (2)        (25)
Profit on disposal of aircraft                                    (5)          1           (4)         (3)         (9)        (12)
Deferred income taxes                                             (2)          -           (2)         (2)          -          (2)
Provision for loss making leases                                  (5)         (2)          (7)         (8)         (1)         (9)
Provision for Bad Debts                                            -           -            -           3           1           4
Accrued and deferred interest expense                            102          19          121         130          12         142

Changes in operating assets & liabilities:
Accounts receivable, net                                          14          (1)          13          (6)         (1)         (7)
Intercompany account movements                                    28         (28)           -         (15)         15           -
Amounts due to GPA                                                (5)          2           (3)          -           -           -
Other accruals and liabilities                                    27          (9)          18         (22)         (2)        (24)
Other assets                                                      (1)          -           (1)          4           -           4

                                                           ==========  ==========  ===========  ==========  ==========  ==========
Net cash provided by/(utilised in) operating activities          186          (9)         177          55          18          73
                                                           ==========  ==========  ===========  ==========  ==========  ==========


Cash flows from investing activities
Purchase/Sale of aircraft                                         64          25           89          42          79         121
Intercompany account movements                                     -           -            -          79         (79)          -
Capital and sales type leases                                     14           -           14           6           -           6

                                                           ==========  ==========  ===========  ==========  ==========  ==========
Net cash provided by investing activities                         78          25          103         127           -         127
                                                           ==========  ==========  ===========  ==========  ==========  ==========

Cash flows from financing activities
Decrease in indebtedness                                        (159)        (16)        (175)       (190)        (18)       (208)

                                                           ==========  ==========  ===========  ==========  ==========  ==========
Net cash used in financing activites                            (159)        (16)        (175)       (190)        (18)       (208)
                                                           ==========  ==========  ===========  ==========  ==========  ==========

Net increase in cash                                             105           -          105          (8)          -          (8)

Cash at beginning of period                                      219           6          225         212           6         218
                                                           ----------  ----------  -----------  ----------  ----------  ----------

Cash at end of period                                            324           6          330         204           6         210
                                                           ==========  ==========  ===========  ==========  ==========  ==========

Cash paid in respect of :
Interest                                                         173          17          190         169          17         186
                                                           ==========  ==========  ===========  ==========  ==========  ==========

                The accompanying notes are an integral part of the unaudited condensed financial statements

                              Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.  Securitization Transaction

    On March 28, 1996, ("the Closing Date"), AerFi Group plc ("AerFi Group") and its subsidiary undertakings ("AerFi") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction ("the Transaction").

    Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group"). Airplanes Group acquired directly or indirectly from AerFi a portfolio of 229 commercial aircraft (collectively, the "Aircraft") and related leases (the "Leases"). The Transaction was effected by transferring existing subsidiaries of AerFi that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

    Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by AerFi as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at December 31, 1998 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 1998 and for the three and nine month periods ending December 31, 1998 and December 31, 1997. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of AerFi Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at December 31, 1998, 24 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At December 31, 1998, 202 of the remaining 204 Aircraft were on lease to 75 operators in 41 countries.

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

On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc.
transferred their Class E Notes to General Electric Capital Corporation.

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

1999 Aircraft Value Appraisals

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

Airplanes Group has recently obtained appraisals of the Aircraft as of February 5, 1999. On the basis of these appraisals, the average appraised base value of the Aircraft was approximately $3,511 million compared with $3,729 million at January 23, 1998, the date of the previous base value appraisals. The decrease in the period since January 23, 1998 was approximately $61 million more than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes. Greater than implied decreases in value occurred across most of the portfolio, with significantly greater than implied decreases being experienced by the F100 Aircraft, the B737-400 Aircraft and, to a lesser extent, the A320 Aircraft, B737-300 Aircraft, DHC8 Aircraft and MD11 Aircraft. These greater than implied decreases are due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, in the case of the A320-200s and B737-300/400/500s due primarily to continued effects of price discounting by Boeing and Airbus in respect of deliveries due within the next two to three years, in the case of DHC8s due primarily to the growth of regional jets and in the case of MD11s to the Boeing/McDonnell Douglas merger and the announcement of the discontinuance of the McDonnell Douglas product lines. The decrease in appraised base values will result in the requirement for a Principal Adjustment Amount of $34 million on the Class A Notes which will begin to be paid from the February 16, 1999 Payment Date. The payment of the Class A Principal Adjustment Amount will result in a reallocation of cashflows in favour of the Class A Notes until such time as the Class A target loan to value ratios implied by the terms of the Notes have been restored. Accordingly, during this period there will be a suspension of payments of the Class E Minimum Interest Amount and a deferral of payments of the Class C and D Scheduled Principal Amounts.

Cashflow Performance Relative to March 1998 Assumptions

The March 16, 1998 prospectus relating to the Refinancing contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the January 11, 1999 Calculation Date (the "Period"), gross revenue cashflows after selling, general and administrative expenses, operating costs and expenditure due to aircraft downtime, defaults, repossession and bad debts ("Net Gross Revenue Cashflows") were $16 million in excess of the 1998 Assumptions as a result of Aircraft sales.

Sales proceeds of $121 million were received in the Period in respect of the sale of 17 Aircraft (six DC8-71Fs, eight DC9s, one B737-300, one B737-200A and one A300-B4-100). The 1998 Assumptions reflected sales proceeds of $47 million in respect of the sale of three DC8-71F Aircraft only. Airplanes Group's cashflows in the Period were also positively affected by the receipt of default interest on overdue lease rentals from lessees of $1 million. The 1998 Assumptions did not assume any payment of default interest.

However, apart from Aircraft Sales, Net Gross Revenue Cashflows were $58 million lower than the 1998 Assumptions. Lease revenues receipts were $10 million lower than the 1998 Assumptions primarily as a result of revenue foregone due to Aircraft sales, in addition to a number of lessees going into arrears on their rental payments which was partially offset by the fact that the revenue lost through downtime and default was lower than assumed in the 1998 Assumptions. Net maintenance costs were also higher than the 1998 Assumptions by approximately $31 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero) primarily due to the acceleration of maintenance events in the amount of $19 million due to Aircraft repossessions, the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases and a greater than expected incidence of maintenance events in the Period. Maintenance expenditure may vary significantly from period to period as it is impacted by events such as lease extensions and early redeliveries. Net interest rate swap payments were $2 million greater than those assumed in the 1998 Assumptions.

In addition, other leasing costs were approximately $12 million greater than assumed in the 1998 Assumptions primarily as a result of considerable costs incurred in relation to two A300 Aircraft. In addition, repossession costs exceeded the 1998 Assumptions by $3 million. These repossession costs were primarily in respect of the three MD83 Aircraft repossessed from Sunways and the four F100 Aircraft repossessed from Sempati. To a lesser extent they were also related to one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was repossessed from an Indonesian lessee and subsequently sold in June 1998.

In the Period, because sales proceeds received exceeded the 1998 Assumptions, distributions of principal to the Class A Certificate holders were $19 million greater than assumed and distributions of principal to the Class B Certificate holders were $6 million greater than assumed. There were lower than assumed interest payments to the floating rate Class A and Class B Certificate holders as a result of the lower principal balances outstanding due to the greater than assumed principal amortisation. In addition, payments of $2 million in respect of the minimum and supplemental hedge amounts in the Period were not assumed in the 1998 Assumptions.

As at the January 11, 1999 Calculation Date, Airplanes Group retained $10 million in the Collection and Expense Accounts more than anticipated in the 1998 Assumptions.

Recent Developments

Trading conditions in the civil aviation industry have been adversely affected by the severe economic and financial difficulties experienced in Asia and the Far East. This downturn has undermined business confidence in the region and has had an adverse impact on the results of operations of some of Airplanes Group's lessees in the region which may adversely affect Airplanes Group's future revenues and cashflows. The economies of Indonesia, Thailand, Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. The economic difficulties in Indonesia have resulted in civil disturbances and a change of government in that country. Several airlines in the region have announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that now prevail in large parts of the region last for a significant period of time these will have an adverse impact on operators in the region as well as global aircraft demand. At December 31, 1998, Airplanes Group leased 16 Aircraft, representing 9.32% of its portfolio by Appraised Value, to operators in Asia and the Far East.

Philippine Airlines ("PAL"), the lessee of one Aircraft representing 0.61% of the portfolio by Appraised Value, has been adversely affected by the ongoing Asian economic crisis. On June 19, 1998, PAL filed a petition for approval of a rehabilitation plan at the Philippine SEC and subsequently, the Philippine SEC appointed an Interim Receiver. PAL was instructed by the Philippine SEC to submit a Rehabilitation Plan within 30 days. Following a number of applications for extension of this time limit, PAL filed the Rehabilitation Plan with the Philippine SEC on December 7, 1998. It is unclear whether PAL will receive support for its proposed Rehabilitation Plan from its creditors or whether it will be approved by the Philippine SEC. At December 31, 1998, PAL was approximately $1.7 million in arrears in respect of rental payments and maintenance reserves. There can be no assurance, however, that PAL will ultimately repay its arrearages or be able to pay future lease rentals. Airplanes Group may encounter delays or difficulties in recovering possession of its Aircraft which is operated within the Philippines or terminating the lease. If the Aircraft is recovered, the technical costs required to ensure the Aircraft is in a suitable condition for re-leasing may be significant.

Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency. Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated rental payments under the leases. Failure by Brazil to address its current financial crisis could result in the crisis spreading to other Latin America economies and economies in other emerging markets. Future developments in the political systems or economies of Brazil and other Latin America countries may have a material adverse effect on lessee operations in those countries. At December 31, 1998, Airplanes Group leased 71 Aircraft representing 34.60% of its portfolio by Appraised Value to operators in Latin America of which 16 Aircraft representing 14.32% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly further deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

During the three months ended December 31, 1998, the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with a Brazilian lessee, which leases two B767 Aircraft or 3.12% of the portfolio by Appraised Value. The restructured amount of approximately $4.2 million is being repaid over 12 months of which $0.9 million was repaid at December 31, 1998.

At December 31, 1998, a North American lessee of one B747 Aircraft (1.05% of the portfolio by Appraised Value), was $2.2 million in arrears in respect of rental payments and maintenance reserves. The Servicer, on behalf of Airplanes Group, has entered into a restructuring agreement with this lessee to repay the restructured principal amount in monthly installments through October 1999 and thereafter, interest on a monthly basis with the final payment due in February 2013.

The U.S. Federal Aviation Administration (the "FAA") has indicated that it will develop within the next six months a new test specification for insulation for the purpose of increasing fire safety on aircraft. The FAA has also begun discussion with the international aviation authorities on this matter. In addition, the FAA has indicated that it will propose requiring the use of improved insulation once the new test standard is developed. It is possible that additional service bulletins, new maintenance practices and mandatory airworthiness directives may be issued while the new standard for insulation is developed. If new standards for insulation are implemented, Airplanes Group could incur significant costs in ensuring the Aircraft comply with these standards which could impact adversely on Airplanes Group's results of operations. It is currently not clear whether or to what extent manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft in compliance with such new test standards.

Results of Operations - Three Months Ended December 31, 1998 Compared with Three Months Ended December 31, 1997.

There is considerable uncertainty facing the world's economy due to the continuing Asian financial crisis, the substantial difficulties facing the Russian political and financial system, the devaluation of the Brazilian currency and increasing concerns about future economic growth in Europe and the United States. Although a number of lessees performed poorly, Airplanes Group's results of operations for the three months ended December 31, 1998 continued to be relatively stable. Overall, Airplanes Group generated $22 million in cash from operations in the three months to December 31, 1998 compared to $71 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to December 31, 1998 is primarily attributable to an increase in net outflow of maintenance reserves due to the acceleration of maintenance events (including as a result of Aircraft repossessions) in the amount of $7 million and the return of $7 million in maintenance reserves due to a Latin American lessee as a result of the restructuring of its leases, together with lease revenues foregone of $8 million following Aircraft sales. In addition, during December 1997, one Latin American lessee prepaid one year's rental in the amount of $15 million which represents revenue foregone in the period to December 31, 1998. There was a net loss after taxation for the three months to December 31, 1998 of $51 million (Airplanes Limited: $46 million; Airplanes Trust: $5 million) compared to a net loss after taxation for the three months to December 31, 1997 of $47 million (Airplanes Limited: $43 million; Airplanes Trust: $4 million). The increase in the net loss for the period was primarily attributable to the additional interest being charged on the accrued but unpaid Class E Note interest.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended December 31, 1998 were $131 million (Airplanes Limited: $121 million; Airplanes Trust: $10 million) compared with $145 million (Airplanes
Limited: $126 million; Airplanes Trust: $19 million) for the three months ended December 31, 1997. The decrease in 1998 was primarily attributable to the reduction in the number of Aircraft on lease in the period to December 31, 1998, as a consequence of Aircraft sales. At December 31, 1998, Airplanes Group had 202 of its 204 Aircraft on lease (Airplanes
Limited: 184 Aircraft; Airplanes Trust: 18 Aircraft) compared to 215 of its 221 Aircraft on lease (Airplanes Limited: 192 Aircraft; Airplanes
Trust: 23 Aircraft) at December 31, 1997. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to December 31, 1998.

Aircraft Sales

Sales revenues of $2 million (Airplanes Limited: $2 million;  Airplanes
Trust: Nil) in respect of the sale of two DC9-14 Aircraft and six DC9-15 Aircraft were received in the three months ended December 31, 1998. The net book value of these eight Aircraft at the date of sale was $1 million (Airplanes Limited: $1 million; Airplanes Trust: Nil). In the three months ended December 31, 1997, Airplanes Group received sales revenues of $84 million (Airplanes Limited: $36 million, Airplanes Trust: $48 million) in respect of the sale of six Aircraft. The net book value of these six Aircraft at the date of sale, was $80 million (Airplanes Limited: $31 million; Airplanes Trust: $49 million).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 1998 amounted to $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) compared with $48 million (Airplanes Limited:
$42 million; Airplanes Trust: $6 million) for the comparative period in 1997. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $112 million (Airplanes Limited: $102 million; Airplanes Trust: $10 million) in the three month period ended December 31, 1998 compared to $105 million (Airplanes Limited: $96 million; Airplanes Trust : $9 million) in the three month period ended December 31, 1997. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $10 million; a reduction in the value of swaptions of $2 million; and lower average debt in the three months to December 31, 1998.

The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1998 was 6.69% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,312 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1997 was 6.87% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,665 million. Although LIBOR was lower in the three months ended December 31, 1998 as compared with the three months ended December 31, 1997, the weighted average interest rate on the Class A-D Notes only decreased marginally during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. This was due to substantial amounts of Airplanes Group's floating rate notes having been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the three months ended December 31, 1998 in Airplanes Group's net interest expense of $112 million (Airplanes Limited: $102 million; Airplanes Trust: $10 million) and cash paid in respect of interest of $73 million (Airplanes Limited: $67 million; Airplanes Trust:
$6 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the three months ended December 31, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 1998, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) compared with $4 million in the three months ended December 31, 1997 (Airplanes Limited: $4 million; Airplanes Trust: Nil). The decrease is primarily as a result of lower average cash balances and lower interest rates in the three months to December 31, 1998.

At December 31, 1998, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $296 million. During the three months ended December 31, 1998, the value of the Swaptions decreased by approximately $2 million as swap rates increased. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $2 million has been included in net interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. A number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 1998, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $1 million in respect of bad and doubtful debts (Airplanes Limited: Nil; Airplanes Trust: $1 million) in the three months ended December 31, 1998, compared with an overall net credit of $1 million for the three months ended December 31, 1997 (Airplanes Limited: $1 million; Airplanes Trust: Nil). The overall net charge in 1998 was primarily as a result of provisions required in respect of one Philippine lessee, one North American lessee, one Mexican lessee and one Ukrainian lessee, which were partially offset by a reduction in the provisions required in respect of one Brazilian lessee and one Canadian lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. The only significant `loss making' lease signed in the three months to December 31, 1998 was in respect of one B767 aircraft on lease to a Latin American lessee. Consequently, there was an overall net utilisation of $3 million (Airplanes Limited: $3 million; Airplanes Trust:
Nil) in respect of `loss making' lease provisions in the three months ended December 31, 1998, compared with the three month period to December 31, 1997, where there was an overall net provision of $10 million (Airplanes
Limited: $10 million; Airplanes Trust: Nil). The provision required in 1997 was primarily required in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee which were restructured in the three months ended December 31, 1997. The reduced rental payable under the revised terms of these leases required an additional 'loss making' lease provision of $13 million in the quarter ended December 31, 1997.

Other Lease Cost

Other lease costs in the three months ended December 31, 1998 amounted to $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) compared to other lease costs of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in the three months to December 31, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to December 31, 1998 amounted to $9 million (Airplanes Limited: $9 million; Airplanes Trust: Nil). This is a comparable expense to that incurred in the three months to December 31, 1997 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $9 million in the three months to December 31, 1998 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees comparable with the $6 million incurred in the period to December 31, 1997 (Airplanes Limited: $6 million; Airplanes Trust:
Nil).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1998 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $2 million for the period to December 31, 1997.

Operating Loss

The operating loss for the three months ended December 31, 1998 was $51 million (Airplanes Limited: $46 million; Airplanes Trust: $5 million) compared with an operating loss of $48 million for the three months ended December 31, 1997 (Airplanes Limited: $44 million; Airplanes Trust: $4 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no tax charge required in the three months to December 31, 1998, as compared with an overall tax benefit of $1 million in the same period in 1997 (Airplanes Limited: $1 million; Airplanes Trust:
Nil).

Net Loss

The net loss after taxation for the three months ended December 31, 1998 was $51 million (Airplanes Limited: $46 million; Airplanes Trust: $5 million) compared with a net loss after taxation for the three months ended December 31, 1997 of $47 million (Airplanes Limited: $43 million;
Airplanes Trust: $4 million).

Financial Resources and Liquidity

There was an overall net decrease in cash of $9 million for the three months to December 31, 1998, compared with a $95 million increase in cash for the three months to December 31, 1997. The significant increase in cash in 1997 was as a result of the five Aircraft sales which occurred during December 1997, in addition to the prepayment by one Latin American lessee during December 1997 of one year's rentals in the amount of $15 million.

Liquidity

The cash balances at December 31, 1998 amounted to $210 million (Airplanes
Limited: $204 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 1997 of $330 million (Airplanes Limited: $324 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 1998 amounted to $22 million (Airplanes Limited: $19 million; Airplanes Trust: $3 million) compared with $71 million in the three months ended December 31, 1997 (Airplanes Limited: $81 million; Airplanes Trust:
$(10) million). This includes cash paid in respect of interest of $61 million in the three months to December 31, 1998 (Airplanes Limited: $55 million; Airplanes Trust: $6 million) compared with $64 million in the three months to December 31, 1997 (Airplanes Limited: $58 million; Airplanes Trust: $6 million). The decrease in cash provided by operating activities in the three month period to December 31, 1998 is primarily attributable to lease revenues foregone of $8 million following Aircraft sales, an increase in net outflows of maintenance reserves primarily due to the acceleration of maintenance events (including as a result of Aircraft repossessions) in the amount of $7 million and the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases. In addition, in the three months ended December 31, 1997, one Latin American lessee prepaid one year's rental in the amount of $15 million which represents revenue foregone in the period to December 31, 1998.

Investing and Financing Activities

Cash flows from investing activities in the three months to December 31, 1998 reflects proceeds of $2 million from the sale of eight DC9 Aircraft. In the three months ended December 31, 1997, Airplanes Group received sales proceeds of $80 million (Airplanes Limited: $64 million; Airplanes Trust $16 million) from the sale of six Aircraft (three DC8 Aircraft, two DC10-30F Aircraft and one DC10 Aircraft). In addition, the insurance proceeds in respect of one DC9 Aircraft which suffered a constructive loss during October 1997 were received in December 1997. Finally, the reduction in cash provided by capital and sale type leases to $2 million (Airplanes
Limited: $2 million; Airplanes Trust: Nil) as compared with $4 million in the comparative period to December 31, 1997 (Airplanes Limited: $4 million; Airplanes Trust: Nil) was primarily due to the sale of two DC-10 Aircraft during December 1997 and one B737-200 Aircraft during May 1998.

Cash flows from financing activities in the three months to December 31, 1998 primarily reflect the repayment of $34 million of principal on Subclass A-6, Class B Notes and Class C Notes by Airplanes Group (Airplanes
Limited: $31 million; Airplanes Trust: $3 million) compared with $60 million of principal repaid on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited: $54 million; Airplanes Trust: $6 million) in the three months to December 31, 1997. The decrease in principal repayments in the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, is due to a reduction in cash provided by both investing and operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,873 million (Airplanes Limited: $3,529 million; Airplanes Trust: $344 million) at December 31, 1998 and $4,224 million (Airplanes Limited: $3,848 million; Airplanes Trust: $376 million) at December 31, 1997. Airplanes Group had $591 million Class E Notes outstanding at December 31, 1998. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing
Airplanes Group's borrowing costs.

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of AerFi Group, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 1998, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,355 million. The aggregate notional principal of these Swaps will be reduced to $1,790 million by the end of the fiscal year ended March 31, 1999.
These Swaps will be further reduced to an aggregate notional principal balance of $995 million by the year ended March 31, 2000, to an aggregate notional principal balance of $670 million by the year ended March 31, 2001 and to an aggregate notional principal balance of $360 million by the year ended March 31, 2002. None of the Swaps have maturity dates extending beyond March 15, 2003. In addition, at December 31, 1998, Airplanes Group had forward dated Swaps with an aggregate notional principal balance of $40 million. The fair values of the Swaps at December 31, 1998 was a negative $18 million.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group will purchase Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group will purchase Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to December 31, 1998, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $473 million and sold Swaptions with an aggregate notional principal balance of $177 million. The net aggregate notional principal balance of Swaptions at December 31, 1998 therefore amounted to $296 million. The fair values of the Swaptions at December 31, 1998 was $5 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the increase in this amount since March 31, 1998 of $4 million and the decrease since September 30, 1998 of $2 million have been included in interest expense for the nine and three months ended December 31, 1998, respectively.

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

Airplanes Group is in the process of assessing the potential impact of the Year 2000 issue on its operations. Because all of its operational functions have been delegated to GECAS (as "Servicer"), the Administrative Agent and AerFi Cash Manager Limited (as "Cash Manager"), in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own and does not currently expect to incur any material expenditure making information systems Year 2000 compliant. Likewise, having regard to its agreements with its servicers, Airplanes Group does not expect to incur any material costs as a result of such servicers ensuring that their information systems are Year 2000 compliant. Airplanes Group may nonetheless suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, the Administrative Agent and the Cash Manager rely is not Year 2000 compliant. For example, if the Servicer's information systems were not Year 2000 compliant, it could impact materially on the Servicer's performance of its obligations under the Servicing Agreement with Airplanes Group, which in turn could have a material adverse effect on the business and results of operations of Airplanes Group.

The Servicer, the Administrative Agent and the Cash Manager have confirmed to Airplanes Group that they are in the process of reviewing their Year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are Year 2000 compliant. Airplanes Group has entered into an agreement with the Servicer regarding a Year 2000 consulting arrangement. Under this arrangement the Servicer is obliged to provide Airplanes Group with certain Year 2000 consulting services, including: testing hardware and software used or provided by the Servicer under the Servicing Agreement and reporting periodically on the Servicer's own Year 2000 compliance; surveying aircraft and engine manufacturers, lessees and other third parties regarding Year 2000 compliance and advising Airplanes Group with respect to the survey results to Airplanes Group; suggesting modifications to pro forma leases and other contracts; and assessing Year 2000-related insurance issues. Airplanes Group will pay no explicit fee for these consulting services, but has provided the Servicer with a waiver of liability and certain indemnities in connection with their performance.

The Administrative Agent has also established a Task Force, which includes external advisors, to oversee the development and implementation of a Year 2000 Plan for Airplanes Group, to (a) achieve Year 2000 compliance in the Administrative Agent's and Cash Manager's computer systems, (b) co-ordinate the Year 2000 consulting services to be provided by the Servicer, (c) assess Year 2000 compliance of suppliers and customers and (d) report to Airplanes Group on the adequacy of the measures and procedures to address that risk. The Administrative Agent reports to Airplanes Group on an ongoing basis on these matters and expects to submit a definitive report to Airplanes Group by June 30, 1999 on Airplanes Group's Year 2000 remaining exposure, to identify the steps that have been, or should be, taken to minimise that exposure and to identify the elements of any contingency plan in case any of the measures outlined fail to deal with Year 2000 issues.

Airplanes Group may also suffer an adverse impact on its business and results of operations if its lessees, suppliers, financial institutions, technical advisors and others with which it conducts business are not Year 2000 compliant. The Servicer has circulated a survey to aircraft and engine manufacturers and the lessees with which it deals on behalf of Airplanes Group to determine the extent of such parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. The Administrative Agent has also circulated a survey to those third parties with which it deals on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts.

In addition, aircraft and air traffic control and airport infrastructures depend heavily upon microprocessors and software technology. Major manufacturers, including Boeing, have begun a Year 2000 review of the systems employed on their aircraft and are expected to advise owners, operators and service providers of the steps to be taken to address any Year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to Year 2000 problems are certain on-board aircraft management and navigation systems. The Servicer has circulated a survey of aircraft and engine parts manufacturers and suppliers to determine the extent to which their products are Year 2000 compliant. These review programs are still ongoing and thus the nature and the extent of the risks posed by the potential failure of aircraft and/or of air traffic control systems as a result of Year 2000 problems has not been fully determined. Any failure of the systems employed by Airplanes Group's Aircraft to be Year 2000 compliant could have a material adverse effect on Airplanes Group's business and results of operations. Likewise, any failure of the systems employed by civil aviation authorities to manage the air traffic control systems in the various countries where lessees operate the Aircraft could have the same adverse effect. For example, any such failures would impair the ability of the lessee to operate the Aircraft, which could impair its ability to pay rentals to Airplanes Group. Moreover, it is currently not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to bring aircraft systems into Year 2000 compliance.

The insurance markets have sought to exclude any claims for losses incurred as a result of Year 2000 problems under existing policies. However, the application of this exclusion may be mitigated by the availability of the following endorsements ("Year 2000 endorsements"): (i) hull and aircraft liability coverage in respect of accidental loss of or damage to insured aircraft and for liability arising out of an accident to the insured aircraft as a result of a Year 2000 occurrence and (ii) non aircraft liability coverage with regard to liability caused by an accident and arising out of a risk insured under the policy as a result of a Year 2000 occurrence. Therefore, the effect of the Year 2000 endorsements is to provide that losses (including consequential losses) arising from a Year 2000 occurrence will only be paid where they result from an accident with an aircraft or an injury to a third party. Insurers will provide Year 2000 endorsements to those airlines which satisfy insurers that they have identified and are adequately addressing the Year 2000 issues affecting that airline. Airplanes Group, in conjunction with the Servicer, is currently assessing the Year 2000 status of all of its lessees' aviation insurance.

The Year 2000 endorsements are currently available to Airplanes Group in respect of any of its off-lease Aircraft. In addition, Airplanes Group maintains contingent insurance designed to protect the lessor in circumstances where the lessor fails to collect from the insurances required to be provided by the lessee. In respect of any insured claims for losses incurred as a result of Year 2000 problems, Airplanes Group's contingent insurances are subject to specific conditions including

(i) that Airplanes Group require any operator of an Aircraft to ensure that the operator's policy contains Year 2000 endorsements no later than August 1, 1999; and

(ii) that Airplanes Group report to the insurers details of any lessee which does not have the benefit of Year 2000 endorsements. In that event, the insurer has the right to exclude coverage under the endorsements in Airplanes Group's contingent policy for that lessee's Aircraft.

Pending the outcome of the Year 2000 reviews by the Administrative Agent, the Cash Manager and the Servicer, it is not possible to determine at this time the extent, if any, to which Airplanes Group's business and results of operations may be exposed as a result of any failure by lessees, aircraft or engine manufacturers or aviation or airport authorities to address Year 2000 issues. In addition, the extent of the insurances available in respect of Year 2000 problems may be limited. Accordingly, failure by lessees, aircraft or engine manufacturers or aviation or airport authorities to address the Year 2000 issue could have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

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

Airplanes Group is currently reviewing implementation of the requirements of SFAS No. 133. Airplanes Group is required to implement SFAS No. 133 by April 1, 2000.

Results of Operations - Nine months Ended December 31, 1998 Compared with Nine months Ended December 31, 1997.

Airplanes Group's results of operations for the nine months ended December 31, 1998 continued to be relatively stable. However, as discussed in - " Results of Operations - Three months ended December 31, 1998 compared with three months ended December 31, 1997" - there is considerable uncertainty facing the world's economy. Overall, Airplanes Group generated $73 million in cash from operations in the nine months to December 31, 1998 compared to $177 million in the same period of the previous year. The decrease in cash generated from operations in the nine month period to December 31, 1998 is primarily attributable to lease revenues foregone of $25 million following Aircraft sales, a net negative movement in receivables of $21 million, an increase in net outflow of maintenance reserves primarily due to the acceleration of maintenance events in the amount of $19 million (including as a result of Aircraft repossessions) and the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases. In addition, one Latin American lessee prepaid one years rental in the amount of $15 million during December 1997 which represents revenue foregone in the period to December 31, 1998.
There was a net loss after taxation for the nine months to December 31, 1998 of $130 million (Airplanes Limited: $123 million; Airplanes Trust: $7 million) compared to a net loss after taxation for the nine months to December 31, 1997 of $112 million (Airplanes Limited: $103 million; Airplanes Trust: $9 million)

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the nine months ended December 31, 1998 were $399 million (Airplanes Limited: $367 million; Airplanes Trust: $32 million) compared with $450 million (Airplanes
Limited: $394 million; Airplanes Trust: $56 million) for the nine months ended December 31, 1997. The decrease in 1998 was primarily attributable to the reduction in the number of Aircraft on lease in the period to December 31, 1998, as a result of Aircraft sales. At December 31, 1998, Airplanes Group had 202 of its 204 Aircraft on lease (Airplanes Limited:
184 Aircraft; Airplanes Trust: 18 Aircraft) compared to 215 of its 221 Aircraft on lease (Airplanes Limited: 192 Aircraft; Airplanes Trust: 23 Aircraft) at December 31, 1997. Leasing revenues were also adversely affected by the restructuring during October 1997 of leases in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee. These leases had an average remaining lease term of 29 months. In consideration for an extension of the leases for 119 months, the revised terms of the leases included reduced rental rates for these Aircraft and no maintenance reserve payments, which resulted in a decrease in rental rates of approximately 24% in the nine months to December 31, 1998 compared with the nine months to December 31, 1997. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to December 31, 1998.

Aircraft Sales

Sales revenues of $122 million (Airplanes Limited: $28 million;  Airplanes
Trust: $94 million) in respect of the sale of 17 Aircraft (eight DC9s, six DC8-71Fs, one B737-300, one B737-200A and one A300-B4-100) were received in the nine months ended December 31, 1998. The net book value of the 17 Aircraft at the date of sale, net of maintenance reserves, was $110 million (Airplanes Limited: $25 million; Airplanes Trust: $85 million). Seven Aircraft were sold in the same period in 1997 generating sales revenue of $94 million (Airplanes Limited; $46 million; Airplanes Trust: $48 million). These Aircraft had net book values of $90 million (Airplanes
Limited: $41, Airplanes Trust $49 million).

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 1998 amounted to $132 million (Airplanes Limited: $120 million; Airplanes Trust: $12 million) compared with $146 million (Airplanes Limited: $129 million; Airplanes Trust: $17 million) for the comparative period in 1997. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $317 million (Airplanes Limited: $287 million; Airplanes Trust: $30 million) in the nine month period ended December 31, 1998 compared to $308 million (Airplanes Limited: $278 million; Airplanes Trust : $30 million) in the nine month period ended December 31, 1997. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest being charged on accrued but unpaid Class E Note interest of $29 million; lower average debt in the nine months to December 31, 1998; and a gain recognized on the value of Swaptions of $4 million.

The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1998 was 6.80% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,366 million.
The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1997 was 6.83% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,723 million. Although LIBOR was lower in the nine months ended December 31, 1998 as compared with the nine months ended December 31, 1997, the weighted average interest rate on the Class A-D Notes only decreased marginally during the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997. This was as a result of substantial amounts of Airplanes Group's floating rate notes having been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the nine months ended December 31, 1998 in Airplanes Group's net interest expense of $317 million (Airplanes Limited: $287 million; Airplanes Trust: $30 million) and cash paid in respect of interest of $188 million (Airplanes Limited: $171 million; Airplanes
Trust: $17 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the nine months ended December 31, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 1998, Airplanes Group earned interest income (including lessee default interest) of $11 million (Airplanes Limited: $11 million; Airplanes Trust: Nil) compared with $12 million in the nine months ended December 31, 1997 (Airplanes Limited: $11 million; Airplanes Trust: $1 million). The decrease is primarily as a result of marginally lower lessee default interest in addition to lower interest rates in the nine months to December 31, 1998.

At December 31, 1998, Airplanes Group had Swaptions with a notional principal of $296 million. As swap rates fell significantly in the nine months ended December 31, 1998, the value of the Swaptions increased by approximately $4 million during the nine months ended December 31, 1998. As Swaptions do not qualify for hedge accounting under US GAAP, the increase in fair value of $4 million has been netted against interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

See "Results of Operations - Three months ended December 31, 1998 compared with three months ended December 31, 1997" for a discussion of Airplanes Group's accounting practices in respect of delinquent receivables and provisions for "loss making leases". A number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 1998, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision required of $4 million in respect of bad and doubtful debts (Airplanes Limited: $3 million;
Airplanes Trust: $1 million) in the nine months ended December 31, 1998, compared with no overall net provision required for the nine months ended December 31, 1997. The overall provision in 1998 was primarily as a result of provisions required for various lessees including one Indonesian lessee, one North American lessee, one Brazilian lessee and one Peruvian lessee, which were partially offset by a reduction in the provisions required in respect of one Canadian lessee, one Irish lessee and one Mexican lessee.

In respect of `loss making' lease provisions, there was an overall net utilisation of $9 million (Airplanes Limited: $8 million; Airplanes Trust:
$1 million) in the nine months ended December 31, 1998. In the nine month period to December 31, 1997, there was an overall net utilization of $7 million (Airplanes Limited: $5 million; Airplanes Trust: $2 million). In the nine months ended December 31, 1998, the only significant provision required was in respect of three DC8-71F Aircraft on lease to one Latin American lessee.

Other Lease Costs

Other lease costs in the nine months ended December 31, 1998 amounted to $19 million (Airplanes Limited: $18 million; Airplanes Trust: $1 million) compared to other lease costs of $22 million (Airplanes Limited: $21 million; Airplanes Trust: $1 million) in the nine months to December 31, 1997. The reduction in the charge in the nine months to December 31, 1998, was primarily due to the fact that in the nine months to December 31, 1997, there was an increase in technical expenses of $5 million which related primarily to two B737-200 Aircraft which redelivered in the previous quarter and a provision required of $4 million (including $3 million relating to potential costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 Aircraft which were on lease to a Turkish lessee which ceased to trade on October 3, 1997. In the nine months ended December 31, 1998, technical expenses of $5 million were required in respect of the four Fokker 100 Aircraft repossessed from Sempati.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period to December 31, 1998 amounted to $27 million (Airplanes Limited: $25 million; Airplanes Trust: $2 million). This is a comparable expense to that incurred in the nine months to December 31, 1997 of $29 million (Airplanes Limited:
$27 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $27 million in the nine months to December 31, 1998 include $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to December 31, 1997 of $20 million (Airplanes Limited: $19 million; Airplanes Trust: $1 million). This reduction resulted from a lower fee base as a result of Aircraft sales.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1998 was $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to AerFi, which is similar to the charge of $7 million for the period to December 31, 1997 (Airplanes Limited: $6 million; Airplanes Trust: $1 million).

Operating Loss

The operating loss for the nine months ended December 31, 1998 was $132 million (Airplanes Limited: $125 million; Airplanes Trust: $7 million) compared with an operating loss of $114 million for the nine months ended December 31, 1997 (Airplanes Limited: $105 million; Airplanes Trust: $9 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit in the nine months to December 31, 1998 of $2 million as a result of continuing operating losses (Airplanes Limited: $2 million; Airplanes Trust: Nil) compared with an overall tax benefit of $2 million in the same period in 1997 (Airplanes Limited: $2 million; Airplanes Trust: Nil).

Net Loss

The net loss after taxation for the nine months ended December 31, 1998 was $130 million (Airplanes Limited: $123 million; Airplanes Trust: $7 million) compared with a net loss after taxation for the nine months ended December 31, 1997 of $112 million (Airplanes Limited: $103 million; Airplanes Trust: $9 million).

Financial Resources and Liquidity

There was a decrease in cash of $8 million for the nine months to December 31, 1998 compared to a net increase of $105 million for the nine months to December 31, 1997.

Liquidity

The cash balances at December 31, 1998 amounted to $210 million (Airplanes
Limited: $204 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 1997 of $330 million (Airplanes Limited: $324 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 1998 amounted to $73 million (Airplanes Limited: $55 million;
Airplanes Trust: $18 million) compared with $177 million in the nine months ended December 31, 1997 (Airplanes Limited: $186 million; Airplanes Trust:
$(9) million). This includes cash paid in respect of interest of $186 million in the nine months to December 31, 1998 (Airplanes Limited: $169 million; Airplanes Trust: $17 million) compared with $190 million in the nine months to December 31, 1997 (Airplanes Limited: $173 million; Airplanes Trust: $17 million). The decrease in cash provided by operating activities in the nine month period to December 31, 1998 is primarily attributable to lease revenues foregone of $25 million following Aircraft sales, a net negative movement in receivables of $21 million, an increase in net outflows of maintenance reserves primarily due to the acceleration of maintenance events in the amount of $19 million (including as a result of Aircraft repossessions), and the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases. In addition during December, 1997, one Latin American lessee prepaid one year's rental in the amount of $15 million which represents revenue foregone in the period to December 31, 1998.

Investing and Financing Activities

Cash flows from investing activities in the nine months to December 31, 1998 primarily reflects proceeds of $121 million from the sale of 17 Aircraft. These Aircraft consist of eight DC9s, six DC8-71Fs, one B737-300, one B737-200A and one A300-B4-100. The cash provided by capital and sale type leases was $6 million (Airplanes Limited: $6 million; Airplanes
Trust: Nil) as compared with $14 million in the comparative period to December 31, 1997 (Airplanes Limited: $14 million; Airplanes Trust: Nil). This reduction was primarily due to the sale of two DC-10 Aircraft during December 1997 and one B737-300 Aircraft during May 1998.

Cash flows from financing activities in the nine months to December 31, 1998 primarily reflect the repayment of $208 million of principal on Subclass A-5, Subclass A-6 and Class B Notes by Airplanes Group (Airplanes Limited: $190 million; Airplanes Trust: $18 million) compared to $175 million of principal on Subclass A-5 and Class B Notes repaid by Airplanes Group (Airplanes Limited: $159 million; Airplanes Trust: $16 million) in the nine months to December 31, 1997. The higher amount of principal repayments in the nine months ended December 31, 1998 is due to a higher amount of cash provided by investing activities as discussed above.

Part II.      Other Information

Item 1. Legal Proceedings

VASP
On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and six spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian superior courts, including the Federal Supreme Court. In addition, AerFi has filed a writ of mandamus with the Brazilian courts seeking to overturn the decision of the High Court and has sought a stay on the High Court's decisions pending its appeals.

Seven of the thirteen aircraft which were repossessed by AerFi from VASP following the 1992 injunction and the 1993 decision are now owned by Airplanes Group although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings.

VASP sought to serve AerFi with the notice requiring return of the Repossessed Assets within thirty days of the notice. However, the High Court has referred all matters concerning the notice to a lower court. Should VASP commence any action before the lower court in respect of the notice, AerFi will challenge a number of matters relating to the notice including its validity. In addition, VASP sought an order against AerFi from the High Court for alleged damages arising from the repossession and export of the Repossessed Assets and AerFi's alleged failure to comply with the court order requiring return of the Repossessed Assets. AerFi challenged VASP's application on a number of grounds, including its validity. The High Court rejected VASP's application and held that if VASP believes it has an action for damages against AerFi, VASP must commence such an action in accordance with normal Brazilian court procedures before a court of first instance. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and if VASP was successful in enforcing its judgment having sought repossession rather than damages.

AerFi has informed Airplanes Group that it has been advised that the decision of the High Court in December 1996 in this matter is incorrect as a matter of Brazilian law. AerFi has further informed Airplanes Group that it is actively pursuing all courses of action that may be available to it, including appeals to superior courts and intends to defend its position vigorously and to pursue each of its claims and counter claims against VASP. AerFi has advised Airplanes Group that it believes the outcome of these matters will not have a material adverse effect on Airplanes Group's liquidity, results of operations or financial condition.

Other Matters
On August 21, 1998, AerFi, GECAS and General Electric Capital Corporation entered into an agreement, which contemplated the consummation of a number of transactions, including the acquisition by General Electric Capital Corporation of the Class E Notes issued by Airplanes Group and held by AerFi Group and AerFi, Inc. a Delaware corporation and a wholly-owned subsidiary of AerFi Group. The transactions contemplated by this agreement closed on November 20, 1998 ("AerFi Restructuring Closing Date"). On the AerFi Restructuring Closing Date, Edward Hansom, the Director of Airplanes Limited and the Controlling Trustee of Airplanes Trust appointed by AerFi Group as Class E Noteholder resigned and General Electric Capital Corporation, as the new holder of the Class E Notes, appointed Brian Hayden, Managing Director, Technical, GECAS as a new Director of Airplanes Limited and a new Controlling Trustee of Airplanes Trust.

In addition, on November 20, 1998, William Franke resigned as Chairman of Airplanes Limited and Airplanes Trust upon becoming a director of AerFi Group. William McCann, an Independent Director of Airplanes Limited and an Independent Controlling Trustee of Airplanes Trust, was elected Chairman of both entities.

AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have in the past filed United States federal consolidated tax returns and certain state and local tax returns with AerFi, Inc., and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by AerFi, Inc. and its subsidiaries. AerFi believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA, Inc or AeroUSA 3, Inc.

Subsequent to the AerFi Restructuring Closing Date, Aero USAInc. and AeroUSA 3, Inc., now file United States federal consolidated tax returns and certain state and local tax returns with General Electric Capital Corporation. In addition, on the AerFi Restructuring Closing Date, Airplanes Group entered into a Tax Sharing Agreement with General Electric Capital Corporation which is substantially similar to the Tax Sharing Agreement between Airplanes Group and AerFi which was in place prior to the AerFi Restructuring Closing Date, and which terminated on the AerFi Restructuring Closing Date, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from AerFi, Inc.

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1   Financial Data Schedule of Airplanes Limited

               27.2   Financial Data Schedule of Airplanes U.S. Trust

         (b) Reports on Form 8-K: Filed for event dates November 13, 1998; December 14, 1998 and January 14, 1999 (relating to the monthly report to holders of the Certificates).


                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 9, 1999                 AIRPLANES LIMITED


                                       By: /s/ WILLIAM M. MCCANN
                                           -------------------------------
                                           William M. McCann
                                           Director and Principal
                                           Accounting Officer



Date: February 9, 1999                 AIRPLANES U.S. TRUST


                                       By: /s/ WILLIAM M. MCCANN
                                           -------------------------------
                                           William M. McCann
                                           Controlling Trustee and
                                           Principal Accounting Officer

                AIRPLANES LIMITED AND AIRPLANES U.S. TRUST


                             INDEX TO EXHIBITS



EXHIBIT NUMBER

27.1      Financial Data Schedule of Airplanes Limited

27.2      Financial Data Schedule of Airplanes U.S. Trust