Form 10-K405
period 1999-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 1999-06-30
CIK 1004539, 1004540

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                    For the fiscal year ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                      OUTSTANDING AT
ISSUER                              CLASS                             JUNE 30, 1999
Airplanes Limited                   Ordinary Shares, $1.00 par value  30

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       -------

PART I
Item 1.   Business....................................................       2
Item 2.   Properties..................................................      40
Item 3.   Legal Proceedings...........................................      40
Item 4.   Submission of Matters to a Vote of Security-Holders.........      41

PART II
Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................      42
Item 6.   Selected Combined Financial Data............................      43
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      46
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risks.......................................................      59
Item 8.   Financial Statements and Supplementary Data.................      63
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      63

PART III
Item 10.  Directors and Executive Officers of the Registrants.........      63
Item 11.  Executive Compensation......................................      76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      77
Item 13.  Certain Relationships and Related Transactions..............      77

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      77

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited is a limited liability company ("Airplanes Limited") formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust is a Delaware business trust ("Airplanes Trust"). Airplanes Limited and Airplanes Trust together with, unless the context otherwise requires, each of their subsidiaries are referred to as "Airplanes Group". Airplanes Group is in the business of leasing aircraft to aircraft operators around the world. At March 31, 1999, Airplanes Group owned 202 aircraft (the "Aircraft") which it leased to 75 lessees in 40 countries.

     On March 28, 1996, Airplanes Group issued debt in order to purchase the Aircraft. On March 16, 1998, a significant amount of that debt was refinanced (approximately 60% of original debt issued on March 28, 1996). The rental payments that are received from leasing the Aircraft are used to pay interest and principal on such debt. Airplanes Group also issued a class of debt, the Class E Notes, which represent certain limited current income rights and rights to the residual interest in Airplanes Group. Prior to November 20, 1998, AerFi Group plc and its subsidiaries held a majority of the Airplanes Group Class E Notes. Upon completion of the AerFi Transaction, GE Capital acquired the Airplanes Group Class E Notes previously held by AerFi Group plc.

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

     Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of Class E Notes, to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, $13 million were cancelled in July 1996 based on the purchase price adjustment provisions in the agreements that governed the sale of these AerFi Group subsidiaries to Airplanes Group. On March 28, 1996, these AerFi Group subsidiaries owned 229 Aircraft which were on lease to approximately 83 aircraft operators in approximately 40 different countries. The acquisition of these subsidiaries and the resulting acquisition of the Aircraft and related leases is referred to as the "Acquisition".

     On March 16, 1998, the Trust issued additional Class A Certificates in three separate subclasses (A-6 through A-8) and new Class B Certificates (the "1998 Refinancing Certificates" and together with the 1996 Certificates, the "Certificates"). Also on this date, the Trust completed an underwritten offering of the 1998 Refinancing Certificates (the "Refinancing") in exchange for an interest in two corresponding Subclass A-6, Subclass A-7, Subclass A-8 and Class B notes issued by Airplanes Limited and Airplanes Trust (the "1998 Refinancing Notes" and together with the 1996 Notes, the "Notes"). Airplanes Limited and Airplanes Trust have each guaranteed the other's obligations under their respective 1998 Refinancing Notes (the "1998 Refinancing Guarantees" and together with the 1996 Guarantees, the "Guarantees"). The proceeds of this offering were used to repay the Trust's Subclass A-1, Subclass A-2, Subclass A-3 and existing Class B 1996 Certificates.

     At March 31, 1999, 26 of the original 229 Aircraft had been sold and one had suffered a constructive total loss. A "constructive total loss" occurs when an aircraft is damaged and the cost of repair exceeds the value of the aircraft. Of the remaining 202 Aircraft in the portfolio owned by Airplanes Group (the "Portfolio"), 201 were on lease to 75 operators in 40 countries. One of those Aircraft was sold subsequent to March 31, 1999.

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

     - entering into certain hedging contracts as described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risks"; and

     - establishing and providing loans or guarantees in connection with its subsidiaries.

     Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited ("Holding Co."). Airplanes Limited holds 95% of the ordinary share capital in Holding Co. Prior to November 20, 1998, AerFi Group held the remaining 5% of the ordinary share capital of Holding Co. As a result, Holding Co. and certain of the other Transferred Companies (as defined below) were entitled to certain corporate tax benefits for Shannon, Ireland certified companies. As part of the AerFi Transaction, AerFi Group transferred its 5% holding in Holding Co. to GE Capital Aviation Services, Limited ("GECAS"). Following this transfer, Holding Co. and certain of the other Transferred Companies (as defined below) continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. See "Item 10 -- Directors and Executive Officers of the Registrants -- AerFi as Administrative Agent and Cash Manager" in this Report for a description of the "AerFi Transaction". Airplanes Limited operates its business through its direct and indirect subsidiaries. Airplanes Limited and its subsidiaries are permitted to lease Aircraft to or from, or sell Aircraft to or buy Aircraft from, other members of Airplanes Group.

     On March 28, 1996, Airplanes Limited indirectly acquired 206 of the Aircraft and related leases through the acquisition of the Holding Co. capital stock. As of March 31, 1999, Holding Co. owned (i) 26 of the Aircraft and related leases, (ii) twelve wholly owned subsidiaries which owned 158 of the Aircraft (the "Aircraft Owning Companies") and (iii) eleven other wholly owned subsidiaries ("Special Lessors"). The Special Lessors do not own any Aircraft. The business of the Special Lessors is to lease certain of the Aircraft from the Aircraft Owning Companies and sublease such Aircraft to various aircraft operators. The Aircraft Owning Companies, the Special Lessors, AeroUSA (as defined below) and AeroUSA 3 (as defined below) are collectively referred to as the "Transferred Companies". The Special Lessors are largely incorporated in various European jurisdictions. During the year to March 31, 1999, a Special Lessor was incorporated in Austria for the purposes of leasing Aircraft to operators based in India. Additional Special Lessors may be incorporated or liquidated in other jurisdictions in the future.

     Airplanes Limited has a Board of Directors but has, and will have, no employees or executive officers. Accordingly, the Board relies, for all asset servicing, executive and administrative functions, upon (i) GECAS, as Servicer (the "Servicer"), pursuant to the Servicing Agreement (the "Servicing Agreement") dated as of March 28, 1996, as amended, among Airplanes Limited, AeroUSA (as defined below), Holding Co., Airplanes Trust, AerFi Cash Manager Limited ("AerFi Cash Manager") and GECAS; (ii) AerFi Financial Services (Ireland) Limited ("AerFi Financial"), as Administrative Agent (the "Administrative Agent"), pursuant to the Administrative Agency Agreement (the "Administrative Agency Agreement") dated as of March 28, 1996 among AerFi Financial, AerFi Group, Airplanes Limited, Holding

Co., Airplanes Trust and AeroUSA (as defined below); (iii) AerFi Cash Manager, as Cash Manager (the "Cash Manager"), pursuant to the Cash Management Agreement (the "Cash Management Agreement") dated as of March 28, 1996 among AerFi Cash Manager, AerFi Group, Airplanes Limited, Airplanes Trust and Bankers Trust Company, as Indenture Trustee, (as defined below) under each of the Trust Indentures (as defined below) and as Security Trustee (the "Security Trustee") pursuant to the Security Trust Agreement (the "Security Trust Agreement") dated as of March 28, 1996 among Airplanes Limited, Airplanes Trust, Mourant & Co. Secretaries Limited, the Issuer Subsidiaries listed therein, AerFi Financial, AerFi Cash Manager, AerFi Group, GECAS, the Indenture Trustees (as defined below), the Reference Agent named therein and the Security Trustee; and (iv) various other service providers.

     The Airplanes Limited Board consists of five members, one of whom is appointed by the holder or holders of a majority in aggregate principal amount of the Class E Notes and the other four of whom are Independent Directors (as defined below). Certain significant transactions or proceedings of Airplanes Limited may only be approved by a unanimous vote of all the Directors of Airplanes Limited. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Limited's Memorandum or Articles of Association, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Limited's assets. The succeeding Independent Directors (as defined below) generally will be appointed by a majority of the then standing Directors. "Independent Directors" will not be officers, directors or employees of AerFi Group, GECAS, GE Capital, any holder of the Class E Notes or any affiliate of these persons.

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

     - entering into certain hedging contracts as described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risks"; and

     - establishing and providing loans or guarantees in connection with its subsidiaries.

     AerFi, Inc., a wholly owned subsidiary of AerFi Group ("AerFi, Inc."), holds the residual ownership interest in all of the property of Airplanes Trust, including the AeroUSA shares. As part of the AerFi Transaction, GE Capital was granted an option to purchase this residual ownership interest in Airplanes Trust. If GE Capital does not exercise its option, then upon repayment in full of all indebtedness of Airplanes Trust the AeroUSA shares will be transferred back to AerFi, Inc. pursuant to its residual ownership interest. On March 28, 1996, Airplanes Trust indirectly acquired 23 of the Aircraft and related leases through the acquisition of all of the capital stock of AeroUSA. AeroUSA was an indirect wholly owned aircraft-owning subsidiary of AerFi Group. As of March 31, 1999, Airplanes Trust indirectly owned 18 Aircraft and related leases.

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

     The trustees of Airplanes Trust consist of Wilmington Trust Company, as Delaware Trustee, and the "Controlling Trustees". The Controlling Trustees are the same individuals who act as Directors of Airplanes Limited. Airplanes Trust has no, and will have no, employees or executive officers. Accordingly, the Controlling Trustees rely upon the Servicer, the Administrative Agent, the Cash Manager and the other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. One member of the Board of Controlling Trustees is appointed by the holder of a majority in aggregate principal amount of the Class E Notes and the other four are Independent Trustees. Any succeeding Independent Trustees (the "Independent Trustees") will be appointed by a majority of the then acting Independent Trustees and will not be officers, directors or employees of AerFi Group, GECAS, GE Capital, any holder of the Class E Notes or any affiliate of these persons. Approval of certain significant transactions or proceedings with respect to Airplanes Trust or AeroUSA may only be obtained by a unanimous vote of all the Controlling Trustees. These transactions and proceedings principally relate to certain insolvency proceedings, amendments to Airplanes Trust's or AeroUSA's constituent documents, mergers or, subject to certain exceptions, sale of all or substantially all of Airplanes Trust's or AeroUSA's assets. The composition of Airplanes Trust's Board of Controlling Trustees will be determined in the same manner as the composition of the Board of Directors of Airplanes Limited is determined.

     The indirect ownership of the Aircraft by two entities (Airplanes Limited and Airplanes Trust) reflects AerFi Group's corporate structure prior to the Acquisition. It would not be tax-efficient in Ireland or the United States to have a single direct or indirect owner of the Aircraft.

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

RISKS RELATING TO AIRPLANES GROUP AND CERTAIN THIRD PARTIES

     LIMITED RESOURCES OF THE TRUST

     The Notes and the Guarantees are solely obligations of Airplanes Limited and Airplanes Trust. The Trust does not have, nor is it expected to have, any significant assets or sources of funds other than the Notes and the Guarantees. Neither the Certificates nor the Notes are obligations of, or guaranteed by, the Trustee, the Indenture Trustees, AerFi Group or any affiliate of the foregoing. Furthermore, neither the Certificates nor the Notes are obligations of, or guaranteed by, GE Capital, GECAS or any of their affiliates.

     RELIANCE ON SUBSIDIARIES TO MAKE PAYMENTS

     Substantially all of the assets of Airplanes Limited and Airplanes Trust are the shares of their direct subsidiaries and loans to their direct and indirect subsidiaries. Accordingly, Airplanes Limited and Airplanes Trust depend on intercompany loan and other payments from their direct and indirect subsidiaries to make payments on the Notes. The ability of Airplanes Limited and Airplanes Trust to make payments on the Notes will therefore be affected by, among other things, the imposition of withholding or other taxes on payments within Airplanes Group, including payments by such subsidiaries to Airplanes Limited and Airplanes Trust and the payment by such subsidiaries of amounts due to other creditors, including lessees and tax authorities. To the extent that these obligations to lessees and other creditors significantly exceed expectations, or to the extent that unforeseen and significant tax liabilities arise, there may be a significant adverse impact upon payments on the Notes. Airplanes Limited has guaranteed the obligations of many of its subsidiaries to lessees. Payments on these guarantees comprise part of the expenses incurred by any Airplanes Group member in the course of the business activities permitted to be conducted by it under the Trust Indenture (the "Expenses"). These payments rank senior in priority of payment to any payments on any class of Notes.

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

     POSSIBLE CONTINGENT LIABILITIES OF TRANSFERRED COMPANIES

     The Aircraft and leases were acquired through the purchase by Airplanes Limited of 95% of the issued and outstanding capital stock of Holding Co. and the purchase by Airplanes Trust of all of the issued and outstanding capital stock of AeroUSA. Holding Co. and AeroUSA in turn own, directly or indirectly, 100% of the ordinary share capital of the Transferred Companies. Prior to the sale of the Transferred Companies, AerFi Group took steps to ensure that there were no material contingent liabilities related to any of the Transferred Companies. No assurances can be given that pre-transfer liabilities will not be identified in the future.

     TAX LIABILITIES OF AEROUSA. For so long as AerFi held the Class E Notes and residual interest in Airplanes U.S. Trust, AeroUSA and AeroUSA 3 continued to file U.S. federal consolidated tax returns and certain state and local tax returns with AerFi, Inc. and its subsidiaries (the "AerFi U.S. Tax Group"). There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously made by the AerFi U.S. Tax Group. AerFi Group believes that none of these audits will have a material adverse impact upon the financial condition or liquidity of AeroUSA or AeroUSA 3. AeroUSA, Airplanes Trust, AerFi, Inc. and AerFi Group entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") dated as of March 28, 1996 pursuant to which AerFi indemnified AeroUSA against any U.S. federal, state or local tax liabilities ("Tax Liabilities"), if any, suffered by AeroUSA or AeroUSA 3 that are (i) related to any tax period or portion thereof prior to March 28, 1996 or (ii) related to any tax period or portion thereof on or following March 28, 1996 and are Tax Liabilities that AeroUSA or AeroUSA 3 would not have incurred if they were not and never had been members of the AerFi U.S. Tax Group. Furthermore, under the Tax Sharing Agreement, with respect to AerFi U.S. Tax Group returns,
(i) AeroUSA shall be liable to AerFi, Inc. for its share of Tax Liabilities based on the amount of Tax Liabilities that AeroUSA would have incurred if it and AeroUSA 3 were not and never had been members of the AerFi U.S. Tax Group (the "Stand-alone Tax Liability") and (ii) to the extent that any amount payable by any member of the AerFi U.S. Tax Group (other than AeroUSA or AeroUSA 3) in respect of Tax Liabilities for any tax period following March 28, 1996 is reduced to reflect a tax asset generated by AeroUSA or AeroUSA 3, then AerFi Group will pay to AeroUSA, at the time such tax savings are realized, an amount equal to the difference between the actual taxes paid for such tax period and the amount of taxes that would have been payable in the absence of such tax asset. With respect to a liability of AeroUSA described in clause (i) of the preceding sentence, AeroUSA will pay such amounts to AerFi, Inc. in cash only to the extent that payments due to taxing authorities are attributable to the Stand-alone Tax Liability of AeroUSA and AeroUSA 3; the remainder of any amounts payable to AerFi, Inc. described in clause (i) will be paid in the form of subordinated, non-interest paying AeroUSA notes. Tax warranties of AerFi and the indemnity of AerFi for Tax Liabilities related to any tax period or portion thereof prior to March 28, 1996 only survive until March 28, 2003. In connection with the AerFi Transaction, on November 20, 1998 GE Capital acquired the Class E Notes previously held by AerFi Group. Subsequent to November 20, 1998, Aero USA and AeroUSA 3, now file United States federal consolidated tax returns and certain state and local tax returns together with GE Capital. In addition, on November 20, 1998, AeroUSA and Airplanes Trust entered into a Tax Sharing Agreement with GE Capital which is substantially similar to the Tax Sharing Agreement between AeroUSA, Airplanes Trust, AerFi Group and AerFi, Inc. which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA and AeroUSA 3 were deconsolidated from AerFi, Inc.

     The receipt by Airplanes Group from AerFi of any amounts pursuant to indemnities against tax and other liabilities of the Transferred Companies will depend upon the financial condition and liquidity of AerFi at the time any claim is made. Furthermore, to the extent any tax or other claims are successfully made against the Transferred Companies and not indemnified by AerFi or paid from Airplanes Group's available cash flow, because the Notes are not secured directly or indirectly by the Aircraft or the leases, substantially all of the assets of the Transferred Companies, including the Aircraft, would be available for attachment and satisfaction of any such claim.

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

     RELIANCE UPON SERVICE PROVIDERS

     Because Airplanes Group neither has nor will have executive management resources of its own, Airplanes Group relies upon the Servicer, the Administrative Agent, the Cash Manager and other service providers for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. While Airplanes Group has retained GECAS as the Servicer and wholly owned subsidiaries of AerFi Group as the Cash Manager and Administrative Agent, there can be no assurance that Airplanes Group will continue its arrangements with these organizations until the Notes are paid in full or that such organizations will continue their relationship with Airplanes Group until such time. Failure of these foregoing organizations to perform their respective contractual obligations to Airplanes Group could have a material adverse effect upon Airplanes Group's operations, which could adversely affect Airplanes Group's ability to repay the Notes and consequently affect the amount of payments made in respect of the Certificates. In the event that the Servicer, the Administrative Agent or the Cash Manager were to resign or have their respective contracts terminated pursuant to their respective contractual arrangements with, or on behalf of, Airplanes Group, there can be no assurance that suitable replacement service providers could be found, or found in a timely manner, and engaged on terms acceptable to Airplanes Group or that would not cause a downgrading in the then current rating relating to the Certificates. The loss of the Servicer, the Administrative Agent or the Cash Manager under such circumstances could have a material adverse effect on Airplanes Group's ability to make payments on the Notes.

     RELIANCE UPON SERVICE PROVIDERS FOR CERTAIN TAX BENEFITS. In addition, in the event that GECAS no longer serves as Servicer on behalf of Airplanes Group or fails to maintain, among other things, certain employment levels in Ireland, or GECAS fails to hold 5% of the capital stock of Holding Co., certain corporate tax and other tax benefits currently afforded to Holding Co. and other Irish tax resident Transferred Companies may be lost. Holding Co. and other Irish tax resident Transferred Companies are currently entitled to pay Irish corporate tax at a reduced rate of 10% and may deduct interest payments to Airplanes Limited on intercompany loans from their income in computing their liability to Irish tax. If such benefits were lost, these companies would be subject to Irish corporate taxation at general Irish statutory rates (currently 28%) and may lose the ability to deduct such interest payments to Airplanes Limited. The loss of such tax benefits would likely lead to a downgrade in the current ratings of the Certificates and would have a material adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Airplanes Limited Notes.

     CONFLICTS OF INTEREST OF GECAS

     In addition to acting as Servicer, GECAS also participates in the management of certain aircraft assets owned by other securitization vehicles, including Aircraft Finance Trust ("AFT"), GE Capital and its affiliates and other third parties, including AerFi and its affiliates. In addition to its role as Servicer, on November 20, 1998, GE Capital acquired the Airplanes Group Class E Notes previously held by AerFi Group. GECAS will from time to time have conflicts of interest in performing its obligations to Airplanes Group and the other entities to which it provides management services and with respect to the aircraft for which it provides such services. Under the terms of the Servicing Agreement, the Servicer is not obliged to disclose conflicts of interest. Therefore, Airplanes Group will not always be aware of all conflicts of interest involving the Servicer. Such conflicts may be particularly acute in situations involving GE Capital or its affiliates or investment vehicles sponsored by GE Capital or its affiliates (collectively, "GE Group"). Under certain of GECAS's aircraft servicing arrangements, such conflicts will not entitle the entities to whom GECAS provides services to replace GECAS as servicer except in certain limited circumstances.

     As of March 31, 1999, the portfolio of aircraft managed by GECAS and its affiliates (the "GECAS Managed Portfolio") comprised approximately 836 aircraft. At such date, the owned portfolio of GE Group was comprised of 565 aircraft or 68% of the GECAS Managed Portfolio. GE Capital has entered into a multi-year order for 119 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft of which 41 Boeing 737 jet aircraft have been delivered. Under the agreement with Boeing, GE Capital also may purchase up to a further 76 Boeing 737 jet aircraft. In addition, in the same period GE Capital purchased 38 Boeing 737 jet aircraft, which were not included in the above order. GE Capital has also entered into an agreement with Boeing to acquire 13 B767 aircraft and options for five B767 aircraft. On July 15, 1996, GE Capital entered into an order for a combination of 40 A319, A320 or A321 aircraft and five A340 aircraft, and options for a further 40 A319, A320 or A321 aircraft. GE Capital has exercised 12 options and converted the five A340 aircraft into 12 A320 aircraft. In 1998, GE Capital placed an additional 30 firm orders for A319, A320 and A321 aircraft to bring the total of firm orders for Airbus aircraft to 94. Nineteen aircraft under this Airbus order were delivered in the period to March 31, 1999.

     From time to time, GE Group is likely to acquire additional new and used aircraft that are expected to be included in the GECAS Managed Portfolio and to be managed by GECAS and its affiliates and, in addition, GECAS may from time to time provide aircraft services to various third parties. GECAS also manages, and may in the future form and sponsor, additional aircraft or equipment leasing programs such as AFT, some of which may have investment objectives that are the same as, or similar to, those of Airplanes Group. It is likely that, at various times, the aircraft in any such programs will compete with the Aircraft when the Aircraft are being marketed for re-lease or sale, and such programs may create additional conflicts of interest with respect to the marketing of the Aircraft for re-lease or sale. Conflicts of interest may also arise that involve the provision by GE Group of aircraft or engine financing to third parties, including the lessees. Moreover, certain of GECAS's marketing and servicing arrangements with its affiliates and other third parties include provisions that may have the effect, in certain circumstances, of requiring GECAS to give preference to such affiliates, other third parties or their respective aircraft over the Aircraft. Particularly acute conflicts of interest may arise when a lessee in financial distress needs to return some of its aircraft and its fleet consists of a mixture of GE Capital-owned aircraft and GECAS-managed aircraft.

     GECAS acts as servicer of 35 Stage 3 and 6 Stage 2 aircraft (as of March 31, 1999) that are owned or leased-in (i.e., an aircraft that is not owned but is leased from a third party and then sub-leased to an airline) by AerFi pursuant to an amended and restated servicing agreement between GECAS and AerFi Group dated as of March 28, 1996, as amended on November 20, 1998 (the "AerFi Servicing Agreement").

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

     Under certain limited circumstances in which a conflict of interest arises with respect to a particular Aircraft or lease that requires, in the good faith opinion of the Servicer, an arm's-length negotiation between the Servicer or any of its affiliates and Airplanes Group, the Servicing Agreement provides that the Servicer shall be entitled to withdraw from acting as Servicer with respect to such Aircraft or lease in connection with the negotiation of the issue giving rise to such conflict of interest. In that event, Airplanes Group shall be entitled to appoint an independent representative to act on behalf of Airplanes Group with respect to such negotiation. The Servicer shall be entitled to act on behalf of itself or any of its affiliates with respect to such negotiation. In the event that the Servicer reasonably determines that certain services required to be carried out under the Servicing Agreement would place the Servicer in a conflict of interest such that the Servicer could not, in its good faith opinion, perform its obligations within the requirements of the Servicing Agreement, the Servicer may resign as Servicer for all Aircraft, or, at its election, for any affected Aircraft, such resignation to become effective upon the appointment of a replacement servicer.

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

     CONFLICTS OF INTEREST OF AERFI

     AerFi previously held substantially all of the Class E Notes issued by Airplanes Group. Completion of the AerFi Transaction resulted in GE Capital acquiring the outstanding Airplanes Group Class E Notes previously held by AerFi Group. AerFi Financial acts as Administrative Agent and AerFi Cash Manager acts as Cash Manager for Airplanes Group. In addition, AerFi holds all of the Class D and E Notes issued by AerCo Limited ("AerCo"), another securitisation vehicle, with similar investment objectives to Airplanes Group and, as a result, has access to certain potential benefits relating to the aircraft owned by AerCo. Further, subsidiaries of AerFi Group act as administrative agent and cash manager to AerCo. Finally, as at March 31, 1999, AerFi owned and leased-in a significant fleet of 57 Stage 3 aircraft and six Stage 2 aircraft. Of the 57 Stage 3 aircraft, 17 aircraft are leased-in.

     AerFi Financial may from time to time have conflicts of interest in performing its obligations to Airplanes Group as Administrative Agent resulting from AerFi's interests in its own aircraft and AerFi's interests in

AerCo Limited. These conflicts may arise, for instance, when AerFi Financial, as Administrative Agent, advises Airplanes Group as to the annual budget to be adopted for Airplanes Group and with respect to decisions by Airplanes Group to re-lease or sell Aircraft.

     Pursuant to the Administrative Agency Agreement, AerFi Financial is obligated, in performing its services as Administrative Agent, to devote the same amount of time and attention and will be required to exercise the same level of skill, care and diligence in the performance of its services as it would if it were administering such services on its own behalf (the "Administrative Agent's Services Standard"). In addition, if any conflicts of interest arise with respect to AerFi Financial's role as Administrative Agent and its other interests, the Administrative Agency Agreement requires AerFi Financial to report such conflict promptly to Airplanes Group and to act in a manner that treats Airplanes Group equally with the entities giving rise to the conflict of interest, does not violate the Administrative Agent's Services Standard and would not be reasonably likely to have a material adverse effect on Airplanes Group (the "Administrative Agent's Conflict Duties").

     Given the limited discretion that may be exercised by AerFi Cash Manager in its role as Cash Manager, it is unlikely that conflicts of interest in connection with its services in such capacity will arise relative to AerFi's other interests.

     ABSENCE OF PROFITABLE OPERATIONS

     Airplanes Group has incurred net losses since its inception and expects to continue to incur net losses. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that Airplanes Group will achieve or sustain profitability in the future.

     CONFLICTS OF INTEREST OF LEGAL COUNSEL

     Airplanes Group and AerFi Group are represented by the same Jersey and United States legal counsel, and it is anticipated that such multiple representation will continue in the future. Without independent legal representation, the terms of the agreements negotiated between Airplanes Group and AerFi could disproportionately benefit one party over the other. Should a significant dispute arise in the future between Airplanes Group and AerFi or any of their respective affiliates, Airplanes Group anticipates that it will retain separate counsel to represent it in such matter.

AIRCRAFT RISKS

     RISK OF OPERATIONAL RESTRICTIONS AFFECTING AIRPLANES GROUP'S ABILITY TO COMPETE

     In connection with re-leasing of the Aircraft, Airplanes Group may encounter competition from, among others, other aircraft leasing companies (including AerFi and International Lease Finance Corporation), airlines, aircraft manufacturers, aircraft owners, financial institutions (including GE Capital and its affiliates), aircraft brokers, special purpose vehicles (including AFT and AerCo) formed for the purpose of acquiring, leasing and selling aircraft and public and private limited partnerships and funds with investment objectives similar to those of Airplanes Group (including investment vehicles sponsored by GE Capital and its affiliates). Airplanes Group is subject to restrictions in the Trust Indentures and the constitutive documents of Airplanes Limited and Airplanes Trust that will impair Airplanes Group's operational flexibility. For instance, AerFi has in the past granted concessionary rental rates to airlines in return for equity investments in order to place aircraft on lease and minimize the number of aircraft on the ground. AerFi has also entered into similar arrangements with troubled lessees in order to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing the overall cost to AerFi. It can be expected that Airplanes Group will encounter similar commercial situations in the future but its ability to offer a flexible, market-driven, response will be limited by certain contractual constraints. In addition, certain competing aircraft lessors (including GE Capital and its affiliates) have, or have access to, financial resources substantially greater than those of Airplanes Group, may have a lower overall cost of capital and may provide financial services or other benefits to potential lessees that Airplanes Group cannot provide. Airplanes Group is also subject to certain limitations as to eligible lessees and geographic diversification of the lessees that must be satisfied in order to maintain the ratings of the Certificates. Airplanes Group's competitors may not be subject to such limitations.

     CYCLICALITY OF SUPPLY OF AND DEMAND FOR AIRCRAFT

     GENERAL FACTORS CAUSING FLUCTUATION IN SUPPLY AND DEMAND. The aircraft leasing market in general is affected by various factors that are not within the control of Airplanes Group such as interest rates, the availability of credit and other general economic conditions; manufacturer production levels and price discounting; passenger demand; retirement and obsolescence of aircraft models; re-introduction into service of aircraft previously in storage; fuel costs; governmental regulation and air traffic control infrastructure constraints. The effects of deregulation of commercial aviation in the United States and the increasing trend toward deregulation in other significant jurisdictions where lessees currently, or may in the future, operate aircraft, may contribute to further uncertainty in the commercial aviation industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of oversupply and undersupply, primarily as a result of the cyclicality of the world economy. The condition of the aviation industry will vary at different points in the business cycle for lessors and sellers of aircraft at the times when the Aircraft are being marketed for re-lease or sale, and there can be no assurance such conditions will allow re-lease or, where applicable, sale, on satisfactory terms. Despite the relatively good demand currently prevailing for aircraft on operating lease in general, an oversupply of certain types of used Stage 3 aircraft continues to exist, in particular, older widebody aircraft. Also, as airlines increasingly have the option to use jet aircraft with similar seat capacities to turboprop aircraft, the market for turboprop aircraft, in particular ATR 42-300s, remains problematic in respect of both the lease rates achievable and used aircraft values. ATR 42-300 Aircraft represented 0.69% of the Portfolio by Appraised Value at March 31, 1999.

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

     The bankruptcy of Fokker N.V. and the discontinuation of its aircraft manufacturing operations have resulted in significant reductions of values and lease rates for Fokker aircraft, which reductions may continue. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended March 31, 1999 Compared with Year Ended March 31, 1998." Uncertainty as to the long-term marketability for lease or sale of Fokker 100 aircraft generally is expected to lead to further reductions in value for this aircraft type, which could be significant. 6.63% of the Aircraft in the Portfolio by Appraised Value are Fokker 100s. Also, the merger between Boeing and McDonnell Douglas Corporation may adversely affect the value of aircraft manufactured by McDonnell Douglas Corporation and lease rates that Airplanes Group is able to obtain on those aircraft. Boeing has announced that it will cease production of MD83 aircraft in 1999 and that it will cease production of MD11 aircraft in 2000. 19.89% of the Aircraft in the Portfolio by Appraised Value are MD11s and MD83s.

     All of the major manufacturers are implementing programs to shorten the lead times and reduce the cost of manufacturing commercial aircraft, including reorganization of design and production systems and business arrangements with suppliers which have resulted in shifts in aircraft ordering patterns such that purchasers are able to acquire aircraft on shorter lead times than previously required. Some manufacturers are also considering the use of lower cost production locations than those they currently use. These developments have resulted in decreases in the prices of new aircraft when adjusted for inflation. Boeing has introduced a new series of B737 aircraft at attractive prices and Airbus has continued to offer A320, A319 and A321 aircraft at competitive prices. This price discounting is the primary cause of declines in the value of existing A320 aircraft and B737-300/400 and 500 series aircraft. A320-200 and B737-300/400 and 500 Aircraft represented 38.08% of the Portfolio by Appraised Value at March 31, 1999. Depending on the extent to which cost savings continue to be achieved and passed on to the manufacturers' customers, these factors could have an adverse impact on the ability of Airplanes Group to re-lease or sell the Aircraft and on the Rental Payments from future leases of the Aircraft.

     RISK OF DECLINE IN AIRCRAFT VALUES

     The Purchase Price paid by Airplanes Group to AerFi for the Aircraft was calculated largely on the basis of the Initial Appraised Value (the average of three appraisals performed by independent appraisers as of October 31, 1995) (the "Initial Appraised Value") of the Aircraft which assumes an "open, unrestricted stable market environment with a reasonable balance of supply and demand and with full consideration of the Aircraft's highest and best use, presuming an arm's length, cash transaction between willing, able and knowledgeable parties, acting prudently, with an absence of duress and with a reasonable period of time available for marketing adjusted to account for the maintenance status of each aircraft" (each such value so ascertained is referred to herein as the "Base Value"). Base Values of aircraft are often greater, and often substantially greater than, the current market values of such aircraft. The Initial Appraised Value was more than, and may have been substantially more than, the value of aircraft in the market at the time of purchase, given overcapacity in the aviation industry at that time.

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

     Updated appraisals of the Aircraft were obtained by Airplanes Group on February 5, 1999. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft at February 5, 1999 based on a Portfolio of 202 Aircraft was approximately $3,498 million compared with $3,717 million based on the January 23, 1998 appraisals. This decrease was approximately $61 million more than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes. Greater than implied decreases in value occurred across most of the Portfolio, with significantly greater than implied decreases being experienced by the Fokker 100 Aircraft, the B737-400 Aircraft and, to a lesser extent, the A320 Aircraft, B737-300 Aircraft, DHC8 Aircraft and MD11 Aircraft. These greater than implied decreases are due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, in the case of the A320-200s and B737-300/400/500s due primarily to continued effects of price discounting by Boeing and Airbus in respect of deliveries due within the next two to three years, in the case of DHC8s due primarily to the growth in demand for regional jets and in the case of MD11s to the Boeing/McDonnell Douglas merger and the announcement of the discontinuance of the McDonnell Douglas product lines. The decrease in appraised Base Values resulted in the requirement for a Principal Adjustment Amount of $34 million on the Class A Notes which began to be paid from the February 16, 1999 Payment Date. The payment of the Class A Principal Adjustment Amount will result in a reallocation of cashflows in favour of the Class A Notes until such time as the Class A target loan to value ratios implied by the terms of the Notes have been restored. Accordingly, during this period there will be a suspension of payments of the Class E Minimum Interest Amount and a deferral of payments of the Class C and D Scheduled Principal Amounts.

     Any future reduction in Aircraft values may adversely affect Airplanes Group's ability to maintain the current rental rates and may adversely affect its ability to make payments on the Notes.

     EXERCISE OF PURCHASE OPTIONS AT PRICES BELOW ESTIMATED FAIR MARKET VALUE OR NET BOOK VALUE

     As of March 31, 1999, Lessees with respect to Aircraft, representing 7.43% of the Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated fair market value at the option exercise date. (For the purposes of this analysis, estimated fair market value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from February 5, 1999 to the option exercise date from the Appraised Value of each Aircraft as determined as of February 5, 1999).

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

     SALES OF AIRCRAFT AT PRICES BELOW AIRCRAFT APPRAISED VALUES

     Airplanes Group believes that, due to current overcapacity in the aviation industry with respect to certain aircraft types such as certain turboprop, Stage 2 and older widebody aircraft, the value of these Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than the Initial Appraised Value or the Appraised Value. Furthermore, neither the Initial Appraised Value nor the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale of Aircraft would be substantially less than the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, following a Note Event of Default, there can be no assurance that Aircraft, if sold, would not be sold at prices significantly less than the Initial Appraised Value or the Appraised Value of such Aircraft. In addition, prior to a Note Event of Default, each Trust Indenture permits Airplanes Group to sell Aircraft at prices below a specified target price in certain limited circumstances and in limited aggregate amounts, which may adversely affect the amount and timing of principal payments to certain Certificateholders and may, in turn, affect the average lives of the Certificates. At March 31, 1999, Airplanes Group had sold 26 Aircraft (for an aggregate amount of $223 million) with an appraised value of $261 million (based on the most recent appraisal before the sale date). While four of the 26 Aircraft were sold at prices below the specified target prices these transactions were in accordance with the provisions in the Trust Indentures outlined above. Since March 31, 1999, a further Aircraft was sold at a price below the specified target price in accordance with the provisions of the Trust Indentures.

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

     YEAR 2000 RISK

     Many existing computer systems use only two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the Year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Airplanes Group is in the process of assessing the potential impact of this issue on its operations. Because all of its operational functions have been delegated to the Servicer, Administrative Agent and Cash Manager in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own. Airplanes Group may, however, suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, Administrative Agent and Cash Manager rely is not Year 2000 compliant. The Servicer, Administrative Agent and Cash Manager have reviewed their Year 2000 exposure and are taking the steps necessary to ensure that their systems are Year 2000 compliant. The Servicer, Administrative Agent, and Cash Manager do not believe that occurrences of Year 2000 failures will have a material adverse effect on their ability to meet their obligations to Airplanes Group.

     Airplanes Group may also suffer an adverse impact on its business and results of operations if its suppliers, financial institutions, lessees and others with which it conducts business are not Year 2000 compliant. The Servicer and Administrative Agent are conducting surveys of the third parties with which they deal on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. The Servicer and Administrative Agent are reviewing the responses of those third parties received to date and have contacted all third parties whose responses are outstanding.

     As of June 10, 1999, the Servicer had surveyed 66 of Airplanes Group's 75 lessees, the purpose of which is to determine the extent of each lessee's exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. The Servicer had received responses from 30 of Airplanes Group's current lessees. Based on these responses, 29 lessees have confirmed they are implementing a Year 2000 plan. Of these, 17 lessees have completed a questionnaire sent to them by the Servicer and in response to a specific question, 16 lessees have confirmed that they will be able to continue to operate their business and meet their contractual obligations without error or interruption through, on, and after January 1, 2000. The Servicer has written to all lessees where responses are outstanding. Airplanes Group cannot give any assurance that lessees will provide significantly more information on their Year 2000 compliance efforts. Accordingly, Airplanes Group cannot assess whether lessees will be able to become Year 2000 compliant and continue their operations.

     Where a lessee is not Year 2000 compliant, this could result in lost revenue for the lessee and an inability to make lease payments to Airplanes Group. Noncompliance by the lessee's financial institutions could also adversely affect the ability to process lease payments.

     The worst case scenario would arise where a large number of lessees are unable to operate their Aircraft and generate revenues and as a result, are unable to make lease payments to Airplanes Group. Currently Airplanes Group is unable to determine the likelihood or magnitude of any resulting lost revenue or whether the consequences of Year 2000 failures will have a material impact on Airplanes Group's business or financial position.

     If a lessee cannot operate its Aircraft and cannot make contractual lease payments, as a result of that lessee not being Year 2000 compliant, Airplanes Group's contingency plans include the Servicer repossessing Aircraft from lessees in default and then attempting to re-lease such Aircraft to a Year 2000 compliant lessee. Airplanes Group cannot give any assurance that the Servicer would be able to re-lease such Aircraft at favourable terms or at all, or that there may not be a significant delay in re-leasing. If a significant number of Aircraft could not be re-leased at favorable terms or at all, it may have a material adverse effect on Airplanes Group's business.

     Aircraft and air traffic control systems also depend heavily on microprocessors and software technology. If the systems employed by the Aircraft are not Year 2000 compliant, Airplanes Group's business and results of operations may be adversely affected. Major aircraft manufacturers, including Boeing and Airbus, are conducting Year 2000 reviews of the systems employed on their aircraft and are advising owners, operators and service providers of the steps to be taken to address any Year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to Year 2000 problems are certain on-board aircraft management and navigation systems. The nature and extent of the risks posed by potential failure of aircraft and aircraft control systems because of Year 2000 problems have not been fully determined. Airplanes Group cannot give any assurance that its lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address Year 2000 compliance. It is not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to make aircraft systems Year 2000 compliant. Accordingly, Airplanes Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate Year 2000 problems associated with the Aircraft. Such expenditures could, however, have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

     The aviation insurance markets have sought to exclude any claims for losses incurred as a result of Year 2000 problems under existing policies. However, the application of this exclusion may be mitigated by the availability of the following limited writeback endorsement ("Year 2000 endorsements"); (i) hull and aircraft liability coverage in respect of accidental loss or damage to insured aircraft and for liability arising out of an accident involving the insured aircraft as a result of a Year 2000 occurrence and (ii) non aircraft liability coverage with regard to liability caused by an accident and arising out of a risk insured under the policy as a result of Year 2000 failure. Therefore, the effect of the Year 2000 endorsement is to provide that losses (including consequential losses) arising from a Year 2000 failure will only be paid where they result from an accident involving an aircraft or an injury to a third party. Insurers will provide Year 2000 endorsements to those airlines which satisfy insurers that they have identified and are adequately addressing the Year 2000 issues affecting the airline. Airplanes Group, in conjunction with the Servicer and its insurance brokers, is currently assessing the Year 2000 status of all of its lessees' aviation insurance.

     The Year 2000 endorsements are currently available to Airplanes Group in respect of any off-lease Aircraft. In addition, Airplanes Group maintains contingent insurance designed to protect the lessor in circumstances where the lessor fails to collect from the insurances required to be provided by the lessee. In respect of any insured claims for losses incurred as a result of Year 2000 problems, Airplanes Group's contingent insurances are not available if the operator's policy does not contain Year 2000 endorsements.

     AIRCRAFT TYPE CONCENTRATIONS

     At March 31, 1999, two aircraft types contained in the Portfolio each represented over 10% of the Portfolio by Appraised Value: Boeing 737-400s constituted 15.93% and McDonnell Douglas MD83s constituted 13.60%. Also, at March 31, 1999, narrowbody Aircraft constituted 82.68% of the Portfolio by Appraised Value (excluding turboprops, narrowbody Aircraft constituted 77.48% of the Portfolio by Appraised Value).

     At March 31, 1999, 14 Aircraft or 17.32% of the Portfolio by Appraised Value, were widebody aircraft. These widebody Aircraft include four B767-300ERs (7.19% of the Portfolio by Appraised Value), three MD11s (6.29% of the Portfolio by Appraised Value), one B767-200ER (1.41% of the Portfolio by Appraised Value), one B747-200 (1.05% of the Portfolio by Appraised Value), two A300-B4-200s (0.64% of the Portfolio by Appraised Value), two A300-B4-100s (0.30% of the Portfolio by Appraised Value) and one A300-C4-200 (0.44% of the Portfolio by Appraised Value). The rental rates obtained by Airplanes Group from the current lessee in respect of the three MD11 Aircraft are approximately one-third lower than the contracted rentals under previous lease agreements for these Aircraft and will adversely affect Airplanes Group's operating cash flows. The decline in rental rates received for the three MD-11s reflected the uncertainty concerning future production of MD11 aircraft following the merger between McDonnell Douglas and Boeing. Boeing has since announced that it will cease production of MD11 aircraft in 2000 which may further affect the rental rates achievable for MD11 aircraft.

     GOVERNMENT REGULATION

     In addition to the general requirements regarding maintenance of the Aircraft, aviation authorities from time to time issue Airworthiness Directives ("ADs") requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of certain designated types. Certain manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs required to maintain its Certificate of Airworthiness or other manufacturer requirements in respect of an Aircraft (or if the Aircraft is not currently subject to a lease), Airplanes Group may have to bear (or, to the extent required under the relevant lease, share) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the Aircraft are registered, possibly as part of the airworthiness requirements, but also in other jurisdictions where the Aircraft operate. A number of jurisdictions have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Such regulations restrict the future operation of aircraft that do not meet Stage 3 (as defined in "-- The Aircraft, Related Leases and Collateral") noise requirements and ultimately will prohibit the operation of such aircraft in the relevant jurisdictions early in the next century (December 31, 1999 in the case of the United States). As 6.01% of the Aircraft by Appraised Value did not meet, at March 31, 1999, the Stage 3 requirements, these regulations may adversely affect Airplanes Group. Furthermore, there can be no assurance that no new ADs or noise or emissions reduction requirements will not be adopted in the future that could result in significant costs to Airplanes Group or adversely affect the value of, or its ability to re-lease, Stage 2 or Stage 3 Aircraft. Certain organizations and jurisdictions are currently considering tightening noise and emissions certification requirements for newly manufactured aircraft.

     The U.S. Federal Aviation Administration (the "FAA") has indicated that it will develop in the near term a new test specification for insulation for the purpose of increasing fire safety on aircraft. The FAA has also begun discussion with the international aviation authorities on this matter. In addition, the FAA has indicated that it will propose requiring the use of improved insulation once the new test standard is developed. It is possible that additional service bulletins, new maintenance practices and mandatory airworthiness directives may be issued while the new standard for insulation is developed. If new standards for insulation are implemented, Airplanes Group could incur significant costs in ensuring the Aircraft comply with these standards which could impact adversely on Airplanes Group's results of operations. It is currently not clear whether or to what extent manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft in compliance with such new test standards.

RISKS RELATING TO THE LEASES

     EXPOSURE TO DOWNSIDE RISK AS OWNER OF AIRCRAFT

     Most of the current Airplanes Group leases are operating leases, under which Airplanes Group retains substantially all of the risks and rewards associated with ownership of the Aircraft, including the Aircraft's residual value. Eight of the existing leases are finance leases, which effectively transfer the benefits and risks of ownership of the Aircraft from Airplanes Group to the finance lessee. The existing operating leases are "net" leases pursuant to which the lessees are obliged to make Rental Payments and generally assume responsibility for, among other things, (i) maintaining the Aircraft,
(ii) ensuring proper operation of the Aircraft, (iii) providing indemnification and insurance for losses resulting from operation of the Aircraft, (iv) paying all costs of operating the Aircraft and keeping the Aircraft free of liens (as defined in the relevant lease, other than permitted liens under the relevant lease) resulting from such operation and (v) complying with all governmental licensing and other requirements, including ADs (except in certain cases where the terms of the relevant lease require the lessor to share the cost thereof).

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

     The expected number of Aircraft that Airplanes Group must place with lessees through December 31, 2003 is made up of the sum of (i) Aircraft in Airplanes Group's existing Portfolio that are currently available for marketing, and (ii) Aircraft coming to the end of their lease terms before December 31, 2003, less the aggregate of (a) Aircraft which are currently the subject of a lease extending through December 31, 2003, (b) Aircraft which are the subject of a non-binding letter of intent to sell or lease and (c) any Aircraft sold prior to December 31, 2003. Additional Aircraft may need to be re-leased if such Aircraft become available through premature terminations of leases or if letters of intent do not result in leases or if Aircraft subject to lease agreements are not delivered. Airplanes Group's expected re-leasing requirements from March 31, 1999 through the year 2003 are shown in the following table:

                  AIRPLANES GROUP LEASE PLACEMENT REQUIREMENT
                              AS OF MARCH 31, 1999

                                                                    TO DECEMBER 31,
                                                            --------------------------------
                                                            1999   2000   2001   2002   2003
                                                            ----   ----   ----   ----   ----
Aircraft available for marketing(1)......................      1     --     --     --     --
Contracted lease expirations (including expirations of
  leases that are assumed to result from letters of
  intent)................................................     28     49     32     39     35
Less Aircraft subject to contract or letter of
  intent(2)..............................................     (6)    (2)    (5)    --     --
                                                            ----   ----   ----   ----   ----
Placement requirement(3)(4)..............................     23     47     27     39     35
                                                            ====   ====   ====   ====   ====

---------------

(1) Aircraft available for marketing consist of those Aircraft which were not in revenue service with lessees as of March 31, 1999.

(2) Airplanes Group's lease placement requirement assumes that letters of intent will in due course be reflected in binding contracts. Although letters of intent are not legally binding, most of AerFi Group's and Airplanes Group's letters of intent have, historically, resulted in lease agreements between the parties thereto.

(3) Assumes that Aircraft coming to the end of currently contracted lease terms which are not, as of March 31, 1999, the subject of an additional agreement or letter of intent need to be re-leased only once more before the year 2003.

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

     RISK OF DECLINE IN RENTAL RATES

     Future rental rates and the ability to re-lease Aircraft worldwide both depend upon a number of factors that are not within the control of Airplanes Group. See "-- Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft; Risk of Decline in Aircraft Values" and "-- Failure to Perform Aircraft Maintenance". Both the bankruptcy of Fokker N.V., the manufacturer of 6.63% of the Aircraft by Appraised Value, and the combination of the merger between Boeing and McDonnell Douglas Corporation (McDonnell Douglas Corporation is the manufacturer of 31.03% of the Aircraft by Appraised Value) followed by the announcement by Boeing that it will cease production of MD83 aircraft in 1999, has adversely affected the rental rates that Airplanes Group is able to obtain on Aircraft manufactured by Fokker N.V. and McDonnell Douglas Corporation, and may adversely affect its ability to make payments of interest and premium, if any, on, and principal of, the Notes. The rental rates obtained by Airplanes Group from Varig, S.A. ("Varig") in 1997 in respect of three MD11 Aircraft are approximately one-third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cash flows. Boeing has since announced that it will cease production of MD11 aircraft which may adversely affect MD11 rental rates further. In addition, the rental rates obtained by Airplanes Group from TAM in October 1997 in respect of six Fokker 100 Aircraft are approximately 24% lower than the contracted rentals under the previous lease agreements for these Aircraft and this will also adversely affect Airplanes Group's operating cash flows.

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

     RISK OF MAINTENANCE LIABILITIES EXCEEDING MAINTENANCE RESERVES

     At March 31, 1999, Airplanes Group had provisions for maintenance of $283 million (the "Maintenance Reserves"). Currently, Airplanes Group holds approximately $80 million in cash (the "Maintenance Reserve Amount") in respect of maintenance reserve liabilities which, together with projected future maintenance reserve payments under the leases, is believed by Airplanes Group, following consultation with the Administrative Agent, to be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, AerFi's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

     In addition, remaining cash balances held in the Expense Account and the Collection Account at any date ($215.0 million at May 11, 1999) will, in accordance with the priority of payments, be available to discharge maintenance liabilities together with other Required Expense Amounts as they fall due for payment.

     There can be no assurance, however, that Airplanes Group's future maintenance requirements will correspond to Airplanes Group's or AerFi's historical experience, or the industry's experience overall, particularly as the Aircraft age. Furthermore, there can be no assurance that actual maintenance reserve payments by lessees and other cash received by Airplanes Group will not be significantly less than projected. Actual maintenance reserve payments by lessees will depend upon numerous factors including defaults and the ability of Airplanes Group to obtain satisfactory maintenance terms in leases. An increasing number of leases do not provide for any maintenance reserve payments to be made by lessees as security for their maintenance obligations. Any significant variations in such factors may materially adversely affect the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the Notes.

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

     As of March 31, 1999, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves, and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) amounted to approximately $24.9 million in respect of 38 Lessees (who had a combined total of 91 Aircraft on lease as of such date) and one former lessee ($1.7 million of the $24.9 million related to this former lessee). Of the total $24.9 million, $10.0 million was in arrears for a period greater than 30 days, $2.3 million was in arrears for a period greater than 60 days and $12.5 million was in arrears for a period greater than 90 days. Certain of these lessees as well as certain other lessees have consistently been significantly in arrears in their Rental Payments and have recently experienced or are currently experiencing financial difficulties. Of the $24.9 million in arrears greater than 30 days, $8.2 million represented arrears with respect to four Brazilian lessees operating eight Fokker 100 Aircraft, two B767 Aircraft, three B737-500 Aircraft and three MD11 Aircraft. In addition to these amounts five further lessees were being allowed formal deferrals of rent, maintenance and miscellaneous payments totaling approximately $7.8 million at March 31, 1999. Such lessees are being allowed deferrals of rentals, maintenance and miscellaneous payments for periods of up to 70 months.

     RISK OF REGIONAL ECONOMIC DOWNTURNS AFFECTING LESSEE FINANCIAL CONDITION

     EUROPEAN CONCENTRATION. At March 31, 1999, Airplanes Group leased 64 Aircraft representing 36.22% of the Portfolio by Appraised Value to 28 aircraft operators in Europe.

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

     LATIN AMERICAN CONCENTRATION. At March 31, 1999, the lessees with respect to 34.76% of the Aircraft by Appraised Value operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be dependent in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material adverse effect on lessee operations in those countries. The economy of the Latin American region as a whole and of particular Latin American countries may be materially affected by developments in other countries in Latin America and also by developments in countries in other regions of the world that are perceived to demonstrate similar "emerging market" characteristics.

     At March 31, 1999, Airplanes Group leased 16 Aircraft representing 14.37% of the Portfolio by Appraised Value to operators in Brazil. Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency in January 1999, dramatic decreases in the value of its currency. The loss of confidence in the Brazilian markets and currency has been associated with the economic crisis currently affecting "emerging markets" in Asia. See "-- Asia Pacific Concentration" below. Continued weakness in the value of the Brazilian Real, as well as general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated Rental Payments under the leases. Failure by Brazil to address its current financial crisis could result in the crisis spreading to other Latin American economies and economies in other emerging markets. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries and could adversely affect the operations of Airplanes Group's Brazilian customers.

     Airplanes Group has entered into rent deferral and restructuring arrangements with certain significant Brazilian and Mexican lessees who have experienced difficulties in the past four years due to overcapacity and adverse market conditions. See "-- The Lessees -- Latin America" below.

     NORTH AMERICAN CONCENTRATION. At March 31, 1999, Airplanes Group leased 39 Aircraft representing 16.15% of its Portfolio by Appraised Value, to operators in North America. Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity leading to a significant increase in load factors.

     In 1997 and 1998 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing robust industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labor cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective leases.

     Airplanes Group has entered into rent deferral and restructuring arrangements with certain significant North American lessees. See "-- The Lessees -- North America" below.

     ASIAN CONCENTRATION. At March 31, 1999, Airplanes Group leased 16 Aircraft, representing 9.36% of its Portfolio by Appraised Value, to operators in Asia. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Korea Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades, corporate debt defaults and internationally organized financial stability measures. This downturn in the region's economies and the resulting civil unrest has undermined business confidence and has had an adverse impact on the results of operations of Airplanes Group's lessees in the region and consequently on Airplanes Group's revenues and cash flows. See "-- The Lessees -- Asia" below. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time will have an adverse impact on global aircraft demand.

     INABILITY TO TERMINATE LEASES OR REPOSSESS AIRCRAFT

     Airplanes Group's rights and remedies in the event of a default under each lease include the right of the relevant lessor to terminate such lease and to repossess the related Aircraft. If a defaulting lessee contests such termination and repossession or is bankrupt or under court protection, however, it may be difficult, expensive and time-consuming for Airplanes Group to enforce its rights. As a consequence of the large number of jurisdictions Airplanes Group leases its Aircraft to, it is likely that Airplanes Group will encounter enforcement delays or difficulties in various jurisdictions. Airplanes Group may incur direct costs associated with repossession of an Aircraft which include legal and similar costs, the direct costs of returning the Aircraft to an appropriate jurisdiction and any necessary maintenance to make the Aircraft available for re-leasing or sale. Maintenance costs with respect to repossessed aircraft may be significant. In particular, in the year ended March 31, 1999, in connection with the recovery by Airplanes Group of possession of four Aircraft from an Indonesian lessee significant expenditures were required in order to restore such Aircraft to a suitable condition for re-lease. Repossession does not necessarily imply an ability to export or deregister and profitably redeploy the Aircraft. In cases where a lessee or other operator flies only domestic routes, repossession may be more difficult, especially if the jurisdiction permits the lessee to resist deregistration and the Aircraft is registered in such jurisdiction. In addition, in connection with the repossession of an aircraft, the aircraft owner may also find it necessary to pay debts secured by outstanding Liens as well as, in certain jurisdictions, taxes to the extent not paid by the lessee. Significant costs may also be incurred in retrieving or recreating aircraft records in a repossession. Aircraft records are generally required for obtaining a Certificate of Airworthiness for the Aircraft.

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

     LOSS OF CERTAIN IRISH TAX BENEFITS

     Airplanes Limited owns 95% of the capital stock of Holding Co. and the remaining 5% is owned by GECAS. The 5% shareholding by GECAS is intended to ensure that Holding Co. and certain other Transferred Companies will continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. If GECAS was to reduce or relocate its operations for any reason such that it failed to maintain, among other things, certain employment levels in Ireland or GECAS was to resign or be terminated in accordance with the terms of the Servicing Agreement, then Holding Co. (and the other Irish tax resident Transferred Companies) may become subject to Irish corporate taxation at general Irish statutory rates (currently 28%) and may lose the ability to deduct interest payments to Airplanes Limited from their income in computing their liability to Irish tax. Such a loss of tax benefits would likely lead to a downgrade in the then current rating on the Certificates and would have a materially adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Notes issued by Airplanes Limited.

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

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

PORTFOLIO INFORMATION -- THE AIRCRAFT

     At March 31, 1999, Aircraft representing 93.99% by Appraised Value hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1,
Part II of Annex 16 of the Chicago Convention (the "Chicago Convention") or have been shown to comply with the Stage 3 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("Stage 3 aircraft") (assuming for this purpose that turboprop Aircraft are Stage 3 aircraft). The remaining 6.01% of the Aircraft by Appraised Value are of an aircraft type that holds or is capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels ("Stage 2 aircraft") and do not comply with the requirements for a Stage 3 aircraft. Stage 2 aircraft are noisier than Stage 3 aircraft. A number of jurisdictions, including the E.U. and the United States, have adopted or are in the process of adopting, noise regulations restricting the future operation of aircraft that do not meet Stage 3 noise requirements.

     The following table sets forth the exposure of the Portfolio to certain individual lessees, calculated as of March 31, 1999 by reference to the Appraised Value of the Aircraft as of February 5, 1999.

                                                               NUMBER OF   % OF PORTFOLIO BY
LESSEE(1)                                                      AIRCRAFT     APPRAISED VALUE
---------                                                      ---------   -----------------
Varig.......................................................        3             6.29
Aerovias de Mexico S.A. de C.V. ("AEROMEXICO")..............       11             5.91
Canadian Airlines International Limited ("CANADIAN
  AIRLINES")................................................       13             5.54
Turk Hava Yollari A.O. ("THY")..............................        7             4.80
Burlington Air Express, Inc. ("BURLINGTON AIR").............       10             4.33
Aerovias Nacionales de Colombia S.A. ("AVIANCA")............        5             3.66
Compania Mexicana de Aviacion S.A. de C.V ("MEXICANA")......       10             3.61
Airtours International Airways Limited ("AIRTOURS").........        4             3.37
Transportes Aereos Regionais S.A. ("TAM")...................        8             3.25
Transbrasil.................................................        2             3.13
Air Espana S.A. ("AIR EUROPA")..............................        4             2.53
Spanair.....................................................        4             2.36
China Southern..............................................        4             2.23
Other (62 Lessees)..........................................      116            48.78
Off-Lease(2)................................................        1             0.21
                                                                  ---           ------
     Total..................................................      202           100.00
                                                                  ===           ======

---------------

(1) Total number of Lessees = 75

(2) The Aircraft off-lease is the subject of a non-binding Letter of Intent for operating lease.

     The following table sets forth the exposure of Airplanes Group's portfolio of Aircraft by type of aircraft, calculated by reference to the number of Aircraft at March 31, 1999 and the Appraised Value of the Aircraft as of February 5, 1999. For the purpose of the following table, turboprop Aircraft are assumed to be Stage 3 aircraft.

                                                         NUMBER OF               ENGINE   % OF PORTFOLIO BY
MANUFACTURER                     TYPE OF AIRCRAFT        AIRCRAFT    BODY TYPE   STAGE     APPRAISED VALUE
------------                     ----------------        ---------   ----------  ------   -----------------
Boeing (45.83%)................  727-200A                     2      Narrowbody     2            0.23
                                 737-200A                    27      Narrowbody     2            3.95
                                 737-200QC                    2      Narrowbody     2            0.44
                                 737-300                     10      Narrowbody     3            6.07
                                 737-400                     22      Narrowbody     3           15.93
                                 737-500                     11      Narrowbody     3            6.17
                                 747-200BC                    1      Widebody       3            1.05
                                 757-200                      3      Narrowbody     3            3.39
                                 767-200ER                    1      Widebody       3            1.41
                                 767-300ER                    4      Widebody       3            7.19
McDonnell Douglas (31.03%).....  DC8-71F                     18      Narrowbody     3            7.82
                                 DC8-73CF                     1      Narrowbody     3            0.56
                                 DC9-32                       6      Narrowbody     2            0.86
                                 DC9-51                       4      Narrowbody     2            0.52
                                 MD11                         3      Widebody       3            6.29
                                 MD82                         2      Narrowbody     3            1.00
                                 MD83                        23      Narrowbody     3           13.60
                                 MD87                         1      Narrowbody     3            0.38
Airbus (11.30%)................  A300-B4-100                  2      Widebody       3            0.30
                                 A300-B4-203                  2      Widebody       3            0.64
                                 A300-C4-203                  1      Widebody       3            0.44
                                 A320-200                    12      Narrowbody     3            9.92
Fokker (6.63%).................  F100                        16      Narrowbody     3            6.63
Bombardier De Havilland
  (4.40%)......................  DHC8-100                     5      Turboprop      3            0.77
                                 DHC8-102                     1      Turboprop      3            0.13
                                 DHC8-300                     6      Turboprop      3            1.40
                                 DHC8-300A                    9      Turboprop      3            2.10
Other (0.81%)..................  METRO-III                    3      Turboprop      3            0.11
                                 ATR42-300                    3      Turboprop      3            0.51
                                 ATR42-320                    1      Turboprop      3            0.19
                                                            ---
                                                            202
                                                            ===

     The following table sets forth the exposure of the Portfolio as of March 31, 1999 to countries in which lessees are domiciled, calculated by reference to the Appraised Value of the Aircraft at February 5, 1999.

                                                                NUMBER OF    % OF PORTFOLIO BY
COUNTRY(1)                                                      AIRCRAFT      APPRAISED VALUE
----------                                                      ---------    -----------------
Brazil......................................................        16             14.37
United States...............................................        26             10.61
Mexico......................................................        21              9.52
Turkey......................................................        13              8.89
Canada......................................................        13              5.54
Colombia....................................................         9              5.14
Spain.......................................................         8              4.89
United Kingdom..............................................         9              4.73
Italy.......................................................         6              3.66
China.......................................................         6              3.59
Sweden......................................................         2              2.96
Ireland.....................................................         6              2.75
Chile.......................................................         8              2.74
Other Countries (27 countries)..............................        58             20.40
Off-Lease(2)................................................         1              0.21
                                                                   ---            ------
     Total..................................................       202            100.00
                                                                   ===            ======

---------------

(1) Total number of countries = 40

(2) The Aircraft off-lease is the subject of a non-binding Letter of Intent for operating lease.

     The following table sets forth the exposure of the Portfolio by regions in which lessees are domiciled, calculated by reference to number of Aircraft as of March 31, 1999 and the Appraised Value of the Aircraft as of February 5, 1999.

                                                                NUMBER OF    % OF PORTFOLIO BY
REGION                                                          AIRCRAFT      APPRAISED VALUE
------                                                          ---------    -----------------
Europe (excluding CIS Countries)............................        64             36.22
Latin America...............................................        70             34.76
North America...............................................        39             16.15
Asia & Far East.............................................        16              9.36
Africa......................................................         3              1.60
Others (including CIS Countries)............................         5              1.42
Australia & New Zealand.....................................         4              0.28
Off-Lease(1)................................................         1              0.21
                                                                   ---            ------
     Total..................................................       202            100.00
                                                                   ===            ======

---------------

(1) The Aircraft off-lease is the subject of a non-binding Letter of Intent for operating lease.

     The following table sets forth the exposure of the Portfolio by year of aircraft manufacture or conversion to freighter, calculated as of March 31, 1999 by reference to the Appraised Value of the Aircraft as of February 5, 1999.

                                                               NUMBER OF   % OF PORTFOLIO BY
YEAR OF MANUFACTURER/FREIGHTER CONVERSION                      AIRCRAFT     APPRAISED VALUE
-----------------------------------------                      ---------   -----------------
1988........................................................       15             5.23
1989........................................................        9             4.59
1990........................................................       19             9.91
1991........................................................       43            23.52
1992........................................................       53            39.85
1993........................................................        7             3.42
Other.......................................................       56            13.48
                                                                  ---           ------
  Total.....................................................      202           100.00
                                                                  ===           ======

     The following table sets forth the exposure of the Portfolio by seat category calculated as of March 31, 1998 by reference to the Appraised Value as of January 23, 1998.

                                                                      NUMBER OF   % OF PORTFOLIO BY
SEAT CATEGORY    AIRCRAFT TYPES                                       AIRCRAFT     APPRAISED VALUE
-------------    --------------                                       ---------   -----------------
less than 51     DHC8, Metro-III, ATR42............................       28             5.20
91-120           B737-200, B737-500, DC9-32/51, MD87, F100.........       65            18.51
121-170          B727-200,B737-300/400, MD82/83, A320-200..........       71            46.76
171-240          B757-200, B767-200ER..............................        4             4.80
241-350          B767-300ER, MD11, A300............................       12            14.86
Freighter        B747-200SF, B737-200C, DC8-71F/73CF...............       22             9.87
                                                                         ---           ------
                                                                         202           100.00
                                                                         ===           ======

Further particulars of the Portfolio as of March 31, 1999 (except for Appraised
   Values which are as of February 5, 1999) are contained in the table below.

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                        AIRCRAFT         ENGINE       SERIAL
REGION                 COUNTRY                   LESSEE                                   TYPE        CONFIGURATION   NUMBER
------                 -------                   ------                               -------------  ---------------  ------
Africa                 Tunisia                   Nouvelair Tunisie                    MD83           JT8D-219         49442
                       Tunisia                   Nouvelair Tunisie                    MD83           JT8D-219         49624
                       Tunisia                   Nouvelair Tunisie                    MD83           JT8D-219         49672
Asia & Far East        China                     China Southern                       B737-500       CFM56-3C1        24897
                       China                     China Southern                       B737-500       CFM56-3C1        25182
                       China                     China Southern                       B737-500       CFM56-3C1        25183
                       China                     China Southern                       B737-500       CFM56-3C1        25188
                       China                     Xiamen                               B737-200QC     JT8D-17A         23066
                       China                     Xinjiang                             B757-200       RB211-535E4-37   26156
                       India                     Jet Airways                          B737-400       CFM56-3C1        24345
                       India                     Jet Airways                          B737-400       CFM56-3C1        24687
                       India                     Jet Airways                          B737-500       CFM56-3C1        25191
                       Indonesia                 PT Mandala Airlines                  B737-200A      JT8D-17A         23023
                       Malaysia                  Air Asia                             B737-300       CFM56-3C1        24907
                       Pakistan                  Pakistan Int. Airline                A300-B4-203    CF6-50C2           269
                       Philippines               Philippine Airlines                  B737-300       CFM56-3B1        24770
                       South Korea               Asiana Airlines                      B737-400       CFM56-3C1        24493
                       South Korea               Asiana Airlines                      B737-400       CFM56-3C1        24520
                       Taiwan                    Far Eastern Air Transport            MD83           JT8D-219         49950
Australia & New        Australia                 National Jet Systems                 DHC8-100       PW121              229
 Zealand
                       New Zealand               Air Nelson                           METRO-III      TPE331-11          705
                       New Zealand               Air Nelson                           METRO-III      TPE331-11          711
                       New Zealand               Air Nelson                           METRO-III      TPE331-11          712
Europe                 Austria                   Rheintalflug                         DHC8-300       PW123              307
                       France                    Air France                           A320-200       CFM56-5A3          203
                       France                    Air France                           A320-200       CFM56              220
                       France                    Air Liberte S.A.                     MD83           JT8D-219         49943
                       Germany                   Estago Anlagen-Vermietungs           MD83           JT8D-219         49620
                       Hungary                   Malev                                B737-200A      JT8D-17A         22803
                       Hungary                   Malev                                B737-200A      JT8D-17A         22804
                       Hungary                   Malev                                B737-400       CFM56-3C1        26069
                       Hungary                   Malev                                B737-400       CFM56-3C1        26071
                       Ireland                   Aer Lingus                           B737-400       CFM56-3C1        24689
                       Ireland                   Aer Lingus                           B737-400       CFM56-3C1        24690
                       Ireland                   Aer Lingus                           B737-400       CFM56-3C1        25180
                       Ireland                   Transaer International               A300-B4-100    CF6-50C2            12
                       Ireland                   Transaer International               A300-B4-100    CF6-50C2            20
                       Ireland                   Transaer International               A300-B4-203    CF6-50C2           131
                       Israel                    Aeroel Airways                       DHC8-300A      PW123              266
                       Israel                    Aeroel Airways                       DHC8-300A      PW123              267
                       Italy                     Air One SpA                          B737-300       CFM56-3C1        25179
                       Italy                     Air One SpA                          B737-300       CFM56-3C1        25187
                       Italy                     Eurofly                              MD83           JT8D-219         49390
                       Italy                     Eurofly                              MD83           JT8D-219         49631
                       Italy                     Meridiana SpA                        MD83           JT8D-219         49792
                       Italy                     Meridiana SpA                        MD83           JT8D-219         49935
                       Netherlands               Schreiner Airways                    DHC8-300       PW123              232
                       Netherlands               Schreiner Airways                    DHC8-300A      PW123              276
                       Netherlands               Schreiner Airways                    DHC8-300A      PW123              283
                       Netherlands               Schreiner Airways                    DHC8-300A      PW123              298
                       Netherlands               Schreiner Airways                    DHC8-300A      PW123              300
                       Netherlands               Transavia                            B737-300       CFM56-3C1        24905
                       Norway                    Wideroe's Flyveselskap a/s           DHC8-300       PW123              293

                                        APPRAISED
                                        VALUE AT
                          DATE OF      FEBRUARY 5,
                       MANUFACTURE/       1999
REGION                  CONVERSION     (US$000'S)
------                 -------------   -----------
Africa                  29-Apr-87          17,843
                        1-Aug-88           19,040
                        1-Jul-88           19,110
Asia & Far East         26-Feb-91          18,383
                        3-Feb-92           19,937
                        14-Feb-92          19,896
                        12-Mar-92          19,905
                        9-Dec-83            8,037
                        25-Nov-92          39,296
                        1-Jun-89           24,201
                        25-May-90          25,043
                        10-Apr-92          19,742
                        30-Mar-83           6,621
                        1-Mar-91           23,420
                        11-Aug-83          11,710
                        1-Oct-90           21,551
                        14-Jul-89          23,186
                        21-Dec-89          23,877
                        1-Nov-91           22,480
Australia & New         1-Sep-90            5,920
 Zealand
                        1-Aug-88            1,273
                        1-Mar-88            1,270
                        1-Jun-88            1,250
Europe                  1-Dec-91            8,120
                        1-Sep-91           28,103
                        1-Sep-91           28,630
                        1-Jul-91           22,307
                        1-Jul-88           18,678
                        14-Feb-83           6,399
                        1-Feb-83            6,374
                        2-Nov-92           26,895
                        13-Nov-92          26,882
                        3-Jul-90           24,517
                        1-Jul-90           24,642
                        21-Jan-92          25,930
                        20-May-75           5,193
                        1-Oct-75            5,393
                        7-Feb-81           10,630
                        20-Mar-91           8,108
                        4-Apr-91            8,087
                        12-Feb-92          24,596
                        14-Mar-92          24,279
                        1-Apr-86           17,664
                        14-Jun-89          19,467
                        1-Nov-89           20,338
                        26-Sep-90          21,829
                        20-Oct-90           7,385
                        13-May-91           8,084
                        1-Sep-91            8,058
                        1-Apr-92            8,411
                        1-Apr-92            8,401
                        1-Feb-91           23,380
                        1-Oct-91            8,242


                                                                                        AIRCRAFT         ENGINE       SERIAL
REGION                 COUNTRY                   LESSEE                                   TYPE        CONFIGURATION   NUMBER
------                 -------                   ------                               -------------  ---------------  ------
                       Norway                    Wideroe's Flyveselskap a/s           DHC8-300       PW123              342
                       Spain                     Air Europa                           B737-300       CFM56-3B2        23749
                       Spain                     Air Europa                           B737-300       CFM56-3B2        23923
                       Spain                     Air Europa                           B737-400       CFM56-3C1        24906
                       Spain                     Air Europa                           B737-400       CFM56-3C1        24912
                       Spain                     Spanair                              MD83           JT8D-219         49626
                       Spain                     Spanair                              MD83           JT8D-219         49709
                       Spain                     Spanair                              MD83           JT8D-219         49936
                       Spain                     Spanair                              MD83           JT8D-219         49938
                       Sweden                    Britannia Airways AB                 B757-200       RB2110-535E4-37  26151
                       Sweden                    SAS                                  B767-300ER     PW4060           25411
                       Switzerland               Edelweiss Air AG                     MD83           JT8D-219         49951
                       Turkey                    Istanbul                             B737-400       CFM56-3C1        24683
                       Turkey                    Istanbul                             B737-400       CFM56-3C1        24691
                       Turkey                    MNG Airlines                         A300-C4-203    CF6-50C2            83
                       Turkey                    Pegasus                              B737-400       CFM56-3C1        24684
                       Turkey                    Pegasus                              B737-400       CFM56-3C1        26081
                       Turkey                    Sun Express                          B737-400       CFM56-3C1        25190
                       Turkey                    Turk Hava Yollari                    B737-400       CFM56-3C1        24917
                       Turkey                    Turk Hava Yollari                    B737-400       CFM56-3C1        25181
                       Turkey                    Turk Hava Yollari                    B737-400       CFM56-3C1        25184
                       Turkey                    Turk Hava Yollari                    B737-400       CFM56-3C1        25261
                       Turkey                    Turk Hava Yollari                    B737-500       CFM56-3C1        25288
                       Turkey                    Turk Hava Yollari                    B737-500       CFM56-3C1        25289
                       Turkey                    Turk Hava Yollari                    B737-400       CFM56-3C1        26065
                       United Kingdom            Airtours International               A320-200       CFM56              294
                       United Kingdom            Airtours International               A320-200       CFM56              301
                       United Kingdom            Airtours International               A320-200       CFM56              348
                       United Kingdom            Airtours International               A320-200       CFM56-5A3          349
                       United Kingdom            British Midland                      B737-500       CFM56-3C1        25185
                       United Kingdom            Brymon Airways                       DHC8-300A      PW123              296
                       United Kingdom            Brymon Airways                       DHC8-300       PW123              334
                       United Kingdom            Titan Airways                        ATR42-300      PW120              109
                       United Kingdom            Titan Airways                        ATR42-300      PW120              113
Latin America          Antigua                   Liat                                 DHC8-102       PW120-A            113
                       Antigua                   Liat                                 DHC8-100       PW120-A            140
                       Antigua                   Liat                                 DHC8-100       PW120-A            144
                       Antigua                   Liat                                 DHC8-100       PW120-A            270
                       Argentina                 Aerolineas Argentinas                B737-200A      JT8D-17          21192
                       Argentina                 LAPA                                 B737-200A      JT8D-17          21193
                       Argentina                 LAPA                                 B737-200A      JT8D-17          21196
                       Argentina                 LAPA                                 B737-200A      JT8D-15          22278
                       Argentina                 LAPA                                 B737-200A      JT8D-15          22368
                       Argentina                 LAPA                                 B737-200A      JT8D-15          22369
                       Argentina                 LAPA                                 B737-200A      JT8D-15          22633
                       Argentina                 LAPA                                 B737-200QC     JT8D-17A         23065
                       Brazil                    Rio Sul                              B737-500       CFM56-3C1        25186
                       Brazil                    Rio Sul                              B737-500       CFM56-3C1        25192
                       Brazil                    Rio Sul                              B737-500       CFM56-3C1        26075
                       Brazil                    TAM (Meridionais)                    F100           TAY650-15        11284
                       Brazil                    TAM (Meridionais)                    F100           TAY650-15        11285
                       Brazil                    TAM                                  F100           TAY650-15        11304
                       Brazil                    TAM                                  F100           TAY650-15        11305
                       Brazil                    TAM                                  F100           TAY650-15        11336
                       Brazil                    TAM (Meridionais)                    F100           TAY650-15        11347
                       Brazil                    TAM (Meridionais)                    F100           TAY650-15        11348
                       Brazil                    TAM                                  F100           TAY650-15        11371
                       Brazil                    Transbrasil                          B767-300ER     PW4060           24948
                       Brazil                    Transbrasil                          B767-200ER     PW4056           25421

                                        APPRAISED
                                        VALUE AT
                          DATE OF      FEBRUARY 5,
                       MANUFACTURE/       1999
REGION                  CONVERSION     (US$000'S)
------                 -------------   -----------
                        1-Dec-92            8,921
                        1-May-87           18,801
                        1-Apr-88           20,057
                        24-Feb-91          24,561
                        14-Jun-91          25,007
                        22-Oct-88          19,278
                        1-Dec-88           19,219
                        6-Oct-90           22,724
                        1-Dec-90           21,457
                        23-Jul-92          40,413
                        15-Jan-92          63,059
                        25-Aug-91          21,679
                        7-Aug-90           24,418
                        9-Aug-90           24,525
                        1-May-79           15,520
                        1-Apr-90           24,519
                        10-Mar-93          27,790
                        7-Apr-92           26,404
                        24-Jun-91          24,999
                        3-Feb-92           26,322
                        2-Mar-92           25,847
                        9-Apr-92           25,988
                        16-Jun-92          19,363
                        12-Jun-92          19,373
                        1-May-92           26,064
                        2-Apr-92           29,630
                        22-Apr-92          29,401
                        17-Jun-92          29,052
                        30-Oct-92          29,680
                        18-Feb-92          19,741
                        1-Oct-91            8,239
                        8-Oct-92            8,881
                        14-Oct-88           5,488
                        18-Nov-88           5,524
Latin America           1-Sep-88            4,397
                        1-Mar-89            4,515
                        1-Mar-89            5,052
                        1-May-91            5,536
                        1-Mar-76            4,346
                        1-Jul-76            4,522
                        1-Jul-76            4,512
                        19-Mar-80           5,463
                        1-Sep-80            5,658
                        1-Sep-80            5,838
                        1-Mar-81            6,868
                        15-Oct-96           7,447
                        11-Mar-92          19,664
                        14-Apr-92          19,671
                        23-Oct-92          19,960
                        31-Jul-90          13,265
                        1-Aug-90           13,242
                        27-Feb-91          14,045
                        19-Apr-91          14,290
                        5-Jun-91           14,534
                        1-Oct-91           15,124
                        6-Aug-91           14,325
                        19-Dec-91          15,023
                        19-Jul-91          60,297
                        14-Jan-92          49,330


                                                                                        AIRCRAFT         ENGINE       SERIAL
REGION                 COUNTRY                   LESSEE                                   TYPE        CONFIGURATION   NUMBER
------                 -------                   ------                               -------------  ---------------  ------
                       Brazil                    VARIG                                MD11           CF6-80C2-D1F     48499
                       Brazil                    VARIG                                MD11           CF6-80C2-D1F     48500
                       Brazil                    VARIG                                MD11           CF6-80C2-D1F     48501
                       Chile                     Fast Air                             DC8-71F        CFM56-2C1        45810
                       Chile                     Aircraft International Leasing Ltd   DC8-71F        CFM56-2C1        45970
                       Chile                     Aircraft International Leasing Ltd   DC8-71F        CFM56-2C1        45976
                       Chile                     Aircraft International Leasing Ltd   DC8-71F        CFM56-2C1        45996
                       Chile                     Aircraft International Leasing Ltd   DC8-71F        CFM56-2C1        45997
                       Chile                     Lan Chile Airlines                   B737-200A      JT8D-15          22397
                       Chile                     Lan Chile Airlines                   B737-200A      JT8D-17A         22407
                       Chile                     Lan Chile Airlines                   B737-200A      JT8D-17A         23024
                       Colombia                  ACES                                 ATR42-320      PW121-5A1          284
                       Colombia                  Avianca                              B757-200       RB211-535E4-37   26154
                       Colombia                  Avianca                              MD83           JT8D-219         49939
                       Colombia                  Avianca                              MD83           JT8D-219         49946
                       Colombia                  Avianca                              MD83           JT8D-219         53120
                       Colombia                  Avianca                              MD83           JT8D-219         53125
                       Colombia                  Tampa                                DC8-71F        CFM56-2C1        45849
                       Colombia                  Tampa                                DC8-71F        CFM56-2C1        46066
                       Colombia                  Tampa                                DC8-71F        CFM56-2C1        45945
                       Mexico                    Aeromexico                           B767-300ER     PW4060           26200
                       Mexico                    Aeromexico                           B767-300ER     PW4060           26204
                       Mexico                    Aeromexico                           DC9-32         JT8D-17          48125
                       Mexico                    Aeromexico                           DC9-32         JT8D-17          48126
                       Mexico                    Aeromexico                           DC9-32         JT8D-17          48127
                       Mexico                    Aeromexico                           DC9-32         JT8D-17          48128
                       Mexico                    Aeromexico                           DC9-32         JT8D-17          48129
                       Mexico                    Aeromexico                           DC9-32         JT8D-17          48130
                       Mexico                    Aeromexico                           MD82           JT8D-217         49660
                       Mexico                    Aeromexico                           MD82           JT8D-217A        49667
                       Mexico                    Aeromexico                           MD87           JT8D-219         49673
                       Mexico                    Mexicana                             F100           TAY650-15        11266
                       Mexico                    Mexicana                             F100           TAY650-15        11309
                       Mexico                    Mexicana                             F100           TAY650-15        11319
                       Mexico                    Mexicana                             F100           TAY650-15        11339
                       Mexico                    Mexicana                             F100           TAY650-15        11374
                       Mexico                    Mexicana                             F100           TAY650-15        11375
                       Mexico                    Mexicana                             F100           TAY650-15        11382
                       Mexico                    Mexicana                             F100           TAY650-15        11384
                       Mexico                    Mexicana                             B727-200A      JT8D-17R         21346
                       Mexico                    Mexicana                             B727-200A      JT8D-17R         21600
                       Netherlands Antilles      ALM                                  DHC8-300C      PW123              230
                       Netherlands Antilles      ALM                                  DHC8-300C      PW123              242
                       Peru                      Aerosanta(2)                         B737-200A      JT8D-17          21206
                       Trinidad & Tobago         BWIA International                   MD83           JT8D-219         49789
North America          Canada                    Canadian Airlines                    A320-200       CFM56-5A1          174
                       Canada                    Canadian Airlines                    A320-200       CFM56-5A1          175
                       Canada                    Canadian Airlines                    A320-200       CFM56-5A1          232
                       Canada                    Canadian Airlines                    A320-200       CFM56-5A1          284
                       Canada                    Canadian Airlines                    A320-200       CFM56-5A1          309
                       Canada                    Canadian Airlines                    A320-200       CFM56-5A1          404
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          20922
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          20958
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          20959
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          21115
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          21639
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          21712
                       Canada                    Canadian Airlines(1)                 B737-200A      JT8D-9A          22873
                       United States of America  Allegheny Airlines                   DHC8-100       PW121              258

                                        APPRAISED
                                        VALUE AT
                          DATE OF      FEBRUARY 5,
                       MANUFACTURE/       1999
REGION                  CONVERSION     (US$000'S)
------                 -------------   -----------
                        31-Dec-91          71,527
                        1-Mar-92           73,717
                        1-Sep-92           74,714
                        9-Apr-92           15,067
                        15-Oct-92          15,411
                        10-Aug-91          15,553
                        29-Oct-92          15,500
                        7-Dec-93           15,537
                        1-Feb-81            6,233
                        1-Sep-80            5,978
                        1-May-83            6,652
                        1-Jan-92            6,480
                        22-Sep-92          38,717
                        26-Oct-90          21,158
                        18-Jul-91          21,968
                        29-Jul-92          23,108
                        2-Apr-92           23,247
                        9-Mar-91           15,473
                        24-Apr-91          15,357
                        19-May-92          14,259
                        1-Sep-92           64,025
                        1-Oct-92           64,252
                        1-Apr-80            4,767
                        1-Apr-80            4,816
                        1-Jul-80            5,193
                        1-Aug-80            4,933
                        1-Nov-80            5,243
                        1-Dec-80            5,278
                        1-Mar-88           18,180
                        21-Jan-88          16,742
                        1-Dec-88           13,435
                        17-Aug-90          13,453
                        16-May-91          14,328
                        5-Apr-91           14,473
                        1-Jul-91           14,230
                        20-Jan-92          15,243
                        1-Dec-92           15,433
                        1-Jan-93           15,447
                        1-Jan-93           15,387
                        1-Oct-80            3,308
                        1-Nov-80            4,855
                        1-Feb-91            8,067
                        1-Nov-90            8,102
                        26-Feb-76           4,040
                        23-Sep-89          20,370
North America           1-Apr-91           27,541
                        1-Apr-91           27,494
                        1-Oct-91           27,907
                        9-Mar-92           29,143
                        13-May-92          28,981
                        1-Jan-94           31,569
                        1-Aug-74            1,552
                        1-Jan-75            1,773
                        1-Nov-74            1,773
                        1-Dec-75            2,273
                        1-Nov-78            3,208
                        1-Feb-79            3,587
                        1-Jul-82            6,945
                        1-Jan-91            5,928


                                                                                        AIRCRAFT         ENGINE       SERIAL
REGION                 COUNTRY                   LESSEE                                   TYPE        CONFIGURATION   NUMBER
------                 -------                   ------                               -------------  ---------------  ------
                       United States of America  America West                         B737-300       CFM56-3B1        23499
                       United States of America  America West                         B737-300       CFM56-3B1        23500
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45811
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45813
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45946
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45971
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45973
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45978
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45993
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45994
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        45998
                       United States of America  Burlington Air Express               DC8-71F        CFM56-2C1        46065
                       United States of America  DHL Airways                          DC8-73CF       CFM56-2C1        46091
                       United States of America  Frontier                             B737-300       CFM56-3B1        23177
                       United States of America  Hawaiian Airlines                    DC9-51         JT8D-17          47742
                       United States of America  Hawaiian Airlines                    DC9-51         JT8D-17          47784
                       United States of America  Hawaiian Airlines                    DC9-51         JT8D-17          47796
                       United States of America  Hawaiian Airlines                    DC9-51         JT8D-17          48122
                       United States of America  Idefix                               ATR42-300      PW120              249
                       United States of America  Reno Air                             MD-83          JT8D-219         49941
                       United States of America  Reno Air                             MD-83          JT8D-219         49949
                       United States of America  Tower Air(1)                         B747-200BC     JT9D-7Q          21730
                       United States of America  TWA                                  MD83           JT8D-219         49575
                       United States of America  Vanguard Airlines                    B737-200A      JT8D-15          21735
                       United States of America  Vanguard Airlines                    B737-200A      JT8D-15          22979
Others                 Cyprus                    Fornax Aircraft Leasing              B737-200A      JT8D-17          21685
                       Czech Republic            Travel Servis                        B737-400       CFM56-3C1        24911
                       Kazakstan                 Air Kazakstan                        B737-200A      JT8D-15          22090
                       Ukraine                   Aerosweet Airlines                   B737-200A      JT8D-15          22453
                       Ukraine                   Ukraine International                B737-200A      JT8D-17A         22802
Off Lease                                        Off Lease(3)                         DHC8-300       PW123              244

                                        APPRAISED
                                        VALUE AT
                          DATE OF      FEBRUARY 5,
                       MANUFACTURE/       1999
REGION                  CONVERSION     (US$000'S)
------                 -------------   -----------
                        1-Jun-86           19,447
                        1-Jun-86           19,347
                        30-May-91          14,967
                        28-Apr-92          15,587
                        23-Apr-92          15,043
                        13-Feb-92          14,897
                        27-Feb-92          14,833
                        23-Apr-93          15,487
                        23-Jun-93          15,327
                        1-Sep-94           15,017
                        21-May-93          14,685
                        12-Jan-92          15,553
                        1-Dec-89           19,656
                        1-Apr-86           17,398
                        1-Jun-77            4,153
                        1-May-79            4,293
                        1-Apr-79            4,635
                        26-Jan-81           5,194
                        1-Jun-91            6,736
                        1-Dec-90           21,510
                        5-Aug-91           22,422
                        7-Jun-79           36,806
                        1-Oct-87           19,064
                        1-Jun-79            6,037
                        1-Mar-83            7,232
Others                  1-Jan-79            5,580
                        1-Apr-91           25,675
                        1-May-80            6,594
                        1-Mar-81            5,819
                        1-Feb-83            6,142
Off Lease               1-Dec-90            7,492
                                        ---------
                                        3,498,439
                                        =========

---------------

Note:

(1) Aircraft Lease Receivable Book Values are used for the Aircraft subject to Finance Leases (8 in total) rather than the Appraised Values of these Aircraft.

(2) This Aircraft became subject to a contract for sale, and was delivered to the purchaser subsequent to March 31, 1999.

(3) The Aircraft became subject to a non-binding Letter of Intent for operating lease subsequent to March 31, 1999.

(4) The following table sets forth the date of original manufacture for the Aircraft that were converted to freighter Aircraft:

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

APPRAISALS

     The Appraisers have provided Appraisals (without physical inspection) of the value of each of the Aircraft at normal utilization rates in an open, unrestricted and stable market as of February 5, 1999, adjusted to account for the reported maintenance standard of the Aircraft. The Appraisals do not reflect the value of the leases, Maintenance Reserves, Security Deposits or other Related Collateral, if any. The Appraisals explain the methodology used to determine the values for the Aircraft. Based on the Appraisals, the aggregate Base Values calculated by each of the three Appraisers based on a Portfolio of 202 Aircraft are $3,591 million in the case of BK Associates, Inc., $3,600 million in the case of Aircraft Information Services, Inc. and $3,304 million in the case of Airclaims Limited. The aggregate Appraised Value of the Aircraft is $3,498 million, which is approximately $6 million lower than the average of the aggregate Base Values calculated by the three Appraisers because Aircraft subject to finance leases have been included in the computation of the Appraised Value of the Portfolio at Airplanes Group's net book value (which represents the value of amounts payable by the finance lessees) rather than the Aircraft's Base Value. Airplanes Group believes that, due to current excess supply of certain aircraft in the market, including in particular certain turboprop, Stage 2 and older wide-body aircraft, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than, the Appraised Value. Furthermore, neither the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale would be substantially less than even the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, there can be no assurance that Airplanes Group would not have to sell one or more Aircraft in a distress sale situation at prices significantly less than their Appraised Value.

     Rental rates and aircraft values depend on a number of factors that are not within the control of Airplanes Group. See "-- Risk Factors -- Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft" and "-- Risk of Decline in Aircraft Values" and "-- Risks Relating to the Leases -- Risk of Decline in Rental Rates" above.

     The standards of maintenance observed by the lessees and the condition of the Aircraft at the time of sale or re-lease may also affect the rental rates and values of the Aircraft. Under each existing lease, it is the responsibility of the lessee to maintain the Aircraft and to comply with all governmental requirements applicable to such lessee or the Aircraft, including, without limitation, operational, maintenance and registration requirements, and, in most cases, manufacturer recommendations, although in certain cases the lessor has agreed to participate in the cost of certain required modifications to the Aircraft. For a description of general economic and industry specific factors affecting rental rates and aircraft values, as well as certain risks associated with a lessee's failing to perform its obligations under a lease, see "-- Risk Factors -- Aircraft Risks -- Cyclicality of Supply of and Demand for Aircraft" and "-- Risk of Decline in Aircraft Values" and "-- Risks Relating to the Leases -- Risk of Decline in Rental Rates" and "-- Failure to Perform Aircraft Maintenance" above.

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

     Certain of the leases require the lessee to pay cash Maintenance Reserves (approximately 56% of the leases by Appraised Value) or to provide maintenance letters of credit or guarantees (approximately 9% of the leases by Appraised Value) or a combination of both (approximately 4% of the leases by Appraised Value). With respect to other leases, there is a specific redelivery condition whereby the lessor relies on the credit of the lessee and the ability of the lessee to comply with the maintenance requirements.

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

     Many of the leases require the lessees to pay maintenance reserves or "supplemental rent" amounts in respect of their obligations to maintain the Aircraft. Generally, each such lease in the Portfolio bears an associated liability on the part of the lessor to reimburse the lessee for maintenance performed on the Aircraft, engines or parts. In addition, Airplanes Group may have an obligation to lessees not funded by reserves with respect to maintenance. Such liabilities are included within expenses and thus rank in priority to any payments on the Notes. At March 31, 1999, Airplanes Group recorded approximately $283 million of maintenance reserve liabilities. A Liquidity Reserve Amount of approximately $174.4 million is currently maintained in the Collection Account of which $80 million relates to the Maintenance Reserve Amount. Airplanes Group believes, following consultation with the Administrative Agent, that this amount of $80 million, together with projected future maintenance payments under the leases, will be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined by Airplanes Group and AerFi Group to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, AerFi's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

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

     In certain jurisdictions, liabilities for risks for which the lessees are required to provide insurance may also attach to the lessors and Airplanes Group, as direct and indirect owners of the Aircraft, irrespective of fault. Under Airplanes Group's existing leases, the lessees are currently obliged to indemnify against such claims certain named parties and, in most cases, their respective successors, assigns, shareholders, employees, affiliates and agents. Under most leases, each lessee is obliged to indemnify Airplanes Limited or Airplanes Trust, as applicable, the lessor, the relevant Aircraft Owning Company and the Indenture Trustee as named indemnitees under the applicable lease. Most of the leases also require the lessee to maintain the liability insurance for a specified period between one and three years after termination of such lease to cover liabilities that may have arisen prior to terminations but that became known thereafter. See also "-- Risk Factors -- Year 2000 Risk".

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

THE LESSEES

     As of March 31, 1999, there were 75 lessees in 40 countries throughout the world.

     Despite the continued economic recovery in the air transport industry over the last three years, a number of the lessees remain in a relatively weak financial position and there can be no assurance that the rate of lessee defaults will not increase in the future. As of March 31, 1999, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and certain cash in transit) amounted to $24.9 million in respect of 38 lessees (who had a combined total of 91 Aircraft on lease as of such date) and one former lessee ($1.7 million of the $24.9 million related to this former lessee). Of the total $24.9 million, $10.1 million was in arrears for a period greater than 30 days, $2.3 million was in arrears for a period greater than 60 days and $12.5 million was in arrears for a period greater than 90 days. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their respective Rental Payments and/or are known to be currently experiencing financial difficulties. Of the $24.9 million in arrears greater than 30 days, $8.2 million represented arrears with respect to four Brazilian lessees, operating eight Fokker 100 Aircraft, two B767 Aircraft, three B737-500 Aircraft and three MD11 Aircraft. As of March 31, 1999, in addition to the $24.9 million in respect of payments past due more than 30 days, five further lessees were being allowed deferrals of rent, maintenance and miscellaneous payments totaling $7.8 million. Such lessees are being allowed deferrals of rentals, maintenance and miscellaneous payments for periods of up to 70 months.

     In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months. In certain circumstances, rescheduling arrangements for periods between 12 months and 60 months have been agreed. In addition, certain restructurings have involved voluntary terminations of leases prior to lease expiration, the replacement of Aircraft with less expensive aircraft and the arrangement of sub-leases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess Aircraft from lessees which have defaulted and re-lease the Aircraft to other lessees. The premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with Swap Providers. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risks".

Latin America

     Lessees with respect to 34.76% of the Aircraft by Appraised Value operate in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be in part dependent on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material effect on lessee operations in those countries.

Brazil

     Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency in January 1999, dramatic decreases in the value of its currency. The loss of confidence in the Brazilian markets and currency has been associated with the economic crisis currently affecting "emerging markets" in Asia. See "-- Asia Pacific Concentration" below. Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated rental payments under the leases. Failure by Brazil to address its current financial crisis could result in the crisis spreading to other Latin American economies and economies in other emerging markets. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries and could adversely affect the operations of Airplanes Group's Brazilian customers.

     At March 31, 1999, 16 Aircraft (or 14.37% of Airplanes Group's Portfolio by Appraised Value) were leased to four Brazilian lessees. At March 31, 1999, Airplanes Group had three Aircraft on lease to Varig (MD11s) representing 6.29% of the Portfolio by Appraised Value. Since March 31, 1998, Varig exercised its option to purchase a B737-300 Aircraft, which delivered on May 29, 1998. In 1994, AerFi entered into a rescheduling agreement with Varig to reschedule the repayment of $14 million in arrears over a 48 month period. Airplanes Group assumed part of AerFi's rights and obligations under such agreement as part of the Acquisition. AerFi signed this formal deferral agreement in January 1995, under which all deferred obligations were repaid by May 1998. Varig, was $7.0 million in arrears at March 31, 1999. The Servicer is currently in negotiation with the lessee regarding the arrears. As at September 30, 1997, Airplanes Group had six Fokker 100 Aircraft on lease to a Brazilian lessee, with an average remaining lease term of 29 months. During the month ended October 31, 1997 all six leases were restructured. In consideration for an extension of the leases for 119 months, the revised terms of the leases include rental rates reduced by approximately 24%, no maintenance reserve payments and the return by Airplanes Group of all previously paid maintenance reserves within 12 months.

     During the year, the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with Transbrasil, which leases two B767 Aircraft or 3.13% of the Portfolio by Appraised Value. The restructured amount of approximately $1.9 million is being repaid over 12 months. At March 31, 1999, the lessee had arrears of $7.1 million which has been secured by a mortgage over one of the lessee's owned aircraft.

Mexico

     Mexico continues to be a significant market for aircraft, and at March 31, 1999, 21 Aircraft representing 9.52% of the Portfolio by Appraised Value, were being operated by two Mexican operators. In January 1996, a formal deferral arrangement was signed with Mexicana which operates ten Aircraft representing 3.61% of the Portfolio by Appraised Value. Mexicana has agreed to repay its obligations over the four year period ending December 31, 1999. At March 31, 1999, the amounts outstanding for a period greater than 30 days in respect of Mexicana's deferred balance were $1.4 million (all of which was outstanding for a period greater than 90 days).

North America

     North America is an important market for Airplanes Group's Aircraft with 16.15% of the Portfolio by Appraised Value being operated in this region. At March 31, 1999, Airplanes Group had 26 Aircraft (or 10.61% of the Portfolio by Appraised Value) on lease to eleven U.S.-based aircraft operators and 13 Aircraft (or 5.54% of the Portfolio by Appraised Value) on lease to one Canadian aircraft operator. Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity, leading to a significant increase in load factors. In 1997 and 1998 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing robust industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labor cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective existing leases.

     In December 1996, Canadian Airlines, Airplanes Group's third largest lessee at March 31, 1999 by Appraised Value, approached its creditors including Airplanes Group with proposals to reschedule its obligations. Canadian Airlines indicated that this approach was part of a general plan designed to address its financial difficulties. Airplanes Group has 13 Aircraft on lease to Canadian Airlines, consisting of six A320s on operating leases and seven 737-200A Aircraft on finance leases. After a series of negotiations between GECAS, as Servicer to Airplanes Group, and Canadian Airlines, agreement in principle was reached on a rescheduling plan which granted Canadian Airlines a deferral of operating lease rentals for a three month period from December 1996 to February 1997 and a deferral of finance lease principal payments in respect of six of the seven Aircraft on finance leases, for the six month period from December 1996 to May 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. The agreement in principle resulted in a loss of cashflow to Airplanes Group of approximately $6.40 million over the six months to May 1997. At March 31, 1999, the lessee had made all scheduled payments under the terms of the agreement in principle.

     Airplanes Group has its only B747-200SF (1.05% of the Portfolio by Appraised Value) on lease to Tower Air. During March 1998, Airplanes Group and Tower Air reached an agreement which allowed Tower Air a deferral of their security deposit and of two months rental. These deferrals were repaid by September 1998. In addition, during September 1997, in consideration for Tower Air extending the lease term to 180 months with revised rental rates, Airplanes Group agreed to a cargo conversion of the Aircraft at a cost of $10 million, which was completed by April 1998.

     The lessee, was subsequently $3.2 million in arrears in respect of Rental Payments and maintenance reserves and the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with this lessee to repay the restructured principal amount in monthly installments through October 1999 and thereafter, interest on a monthly basis with the final payment due in February 2013. In addition, at April 30, 1999, Tower Air was $2.6 million in arrears in respect of Rental Payments and maintenance reserves and is in further discussions with the Servicer.

Asia

     As of March 31, 1999, 16 Aircraft representing 9.36% of the Portfolio by Appraised Value were on lease to 10 aircraft operators in this region. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and internationally organized financial stability measures. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time will have an adverse impact on global aircraft demand.

     Philippine Airlines ("PAL"), the lessee of one Aircraft representing 0.62% of the portfolio by Appraised Value, has been adversely affected by the ongoing Asian economic crisis. On June 19, 1998, PAL filed a petition for approval of a rehabilitation plan at the Philippine SEC and subsequently, the Philippine SEC appointed an Interim Receiver. PAL was instructed by the Philippine SEC to submit a Rehabilitation Plan within 30 days. Following a number of applications for extension of this time limit, PAL filed the Rehabilitation Plan with the Philippine SEC on December 7, 1998. A revised plan was filed on March 15, 1999. It is unclear whether PAL will receive support for its proposed Rehabilitation Plan from its creditors. At March 31, 1999, PAL was approximately $2.5 million in arrears in respect of rental payments and maintenance reserves. There can be no assurance, however, that PAL will ultimately repay its arrearages or be able to pay future lease rentals. Airplanes Group may encounter delays or difficulties in recovering possession of its Aircraft which is operated within the Philippines or terminating the lease. If the Aircraft is recovered, the technical costs required to ensure the Aircraft is in a suitable condition for re-leasing may be significant.

Europe (excluding CIS)

     As of March 31, 1999, 64 Aircraft representing 36.22% of the Portfolio by Appraised Value were on lease to 28 aircraft operators in this region. The commercial aviation industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which such lessees operate. A recession or other worsening of economic conditions in one or more of these countries may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of such lessees.

Turkey

     At March 31, 1999, a Turkish lessee of two Aircraft, representing 1.4% of the Portfolio by Appraised Value, was $1.3 million in arrears in respect of Rental Payments and maintenance reserves. The lessee, which claims to have been adversely affected by difficult trading conditions in Turkey, is currently in discussions with the Servicer. At March 31, 1999, Airplanes Group had 13 Aircraft representing 8.89% of the Portfolio by Appraised Value on lease to five Turkish lessees.

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

DOWNTIME

     At March 31, 1999, one Aircraft was off-lease. Subsequently, this Aircraft became subject to a non-binding Letter of Intent for operating lease.

PURCHASE OPTIONS

     At March 31, 1999, lessees with respect to 54 Aircraft had the benefit of options to purchase Aircraft at various dates between 1998 and 2004 at prices generally at or above their estimated appraised value at the exercise date. Since March 31, 1998, one lessee exercised its option to purchase one B737-300 Aircraft, which delivered on May 29, 1998. Three lessees with respect to ten Aircraft, representing 7.43% of the Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated appraised value at the option exercise date. (For the purposes of this analysis, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from February 5, 1999 to the option exercise date from the Appraised Value of each Aircraft).

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

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral".

ITEM 3.  LEGAL PROCEEDINGS

     On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paulo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and the Federal Supreme Court. In addition, AerFi filed a writ of mandamus and a rescission action with the High Court seeking to overturn the decision of the High Court and has sought a stay on the decision pending its appeals.

     Seven of the thirteen aircraft which were repossessed by AerFi from VASP following the 1992 injunction and the 1993 decision are in the Portfolio, although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings. VASP sought to have AerFi return the Repossessed Assets, in connection with which the High Court served notice on AerFi for return of the Repossessed Assets for the account, and at the risk, of VASP. AerFi has challenged a number of matters relating to the notice, including its validity. In addition, VASP filed a petition for calculation of the amount which it alleges should be paid by AerFi, based on the High Court decision, seeking damages in respect of (i) AerFi's alleged failure to comply with the court order requiring return of the Repossessed Assets and (ii) the period during which VASP was prevented from using the Repossessed Assets. AerFi has challenged VASP's petition on the basis that if VASP believes it has an action for alleged damages against AerFi in respect of the period during which VASP was prevented from using the Repossessed Assets, VASP must commence such an action in accordance with normal Brazilian court procedures before a court of first instance. These preliminary matters still await a decision by the lower court. Before the High Court, AerFi successfully challenged VASP's petition for calculation of alleged damages arising from AerFi's alleged failure to comply with the court order requiring return of the Repossessed Assets. As a consequence, VASP, should it seek to recover such alleged damages, will have to prove the existence and extent of its alleged damages. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgment having sought repossession rather than damages.

     On June 10, 1999, the High Court, pending further consideration of AerFi's rescission action, stayed all proceedings by VASP which seek to implement the December 1996 decision. VASP has appealed this decision of the High Court.

     AerFi has informed Airplanes Group that it has been advised that the December 1996 decision of the High Court in this matter is incorrect as a matter of Brazilian law. AerFi has further informed Airplanes Group that it is actively pursuing all courses of action that may be available to it, including appeals to superior courts and intends to defend its position vigorously and to pursue each of its claims and counter claims against VASP. AerFi has advised Airplanes Group that it believes the outcome of these matters will not have a material adverse effect on Airplanes Group's liquidity, results of operations or financial condition.

     AeroUSA and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with AerFi, Inc. and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by AerFi, Inc. and its subsidiaries. AerFi Group believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial condition of AeroUSA.

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

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five-year period ended March 31, 1999 have been extracted from the audited financial statements of Airplanes Limited and Airplanes Trust, which have been audited by KPMG -- Dublin, Ireland, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The audited financial statements of Airplanes Limited and Airplanes Trust as at March 31, 1998 and 1999, and for each of the years ended March 31, 1997, 1998 and 1999 are included elsewhere in this Report on Form 10-K (the "Financial Statements").

     The selected combined financial data set forth below are presented on the basis that the Aircraft have been operated separately from AerFi within the Airplanes Group for all periods presented or from the date of acquisition by AerFi, as appropriate. It should be noted, however, that Airplanes Group has conducted independent business operations only since March 28, 1996. Accordingly, for prior periods adjustments and allocations have been made of, among other items, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts, as further described in
Note 2 to the Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". While Airplanes Group believes that the selected combined financial data set forth below are an appropriate presentation, such data for the period prior to March 28, 1996 are not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the periods up to March 28, 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     Aircraft assets are stated on the predecessor cost basis (i.e., reflecting AerFi's historical cost less accumulated depreciation). As at the date of the Underwritten Offering AerFi held substantially all of the Class E Notes through which it had access to certain of the benefits inherent in the Aircraft. The difference between such predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of Total Shareholders' Deficit in the Combined Balance Sheet Data. Upon completion of the AerFi Transaction, GE Capital acquired the Airplanes Group Class E Notes previously held by AerFi Group. The transfer of the Airplanes Group Class E Notes did not require a restatement of the carrying value of the aircraft assets.

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                              YEAR ENDED MARCH 31,(1)
                                                        ------------------------------------
                                                        1995    1996    1997    1998    1999
                                                        ----    ----    ----    ----    ----
                                                                    ($MILLIONS)
Revenues(2)
  Aircraft leasing..................................     608     616     604     585     526
  Aircraft sales....................................      --      --      --      94     132
                                                        ----    ----    ----    ----    ----
Expenses
  Cost of Aircraft sales............................      --      --      --     (90)   (118)
  Depreciation and amortization.....................    (208)   (207)   (223)   (192)   (176)
  Net interest expense(3)(4)........................    (348)   (368)   (383)   (411)   (428)
  Provision for maintenance.........................     (88)    (97)    (91)    (88)    (69)
  Bad and doubtful debts............................     (33)     28      --      --     (11)
  Provision for loss making leases and downtime,
     net(5).........................................      (5)     15      12      17      12
  Other lease costs.................................     (17)    (21)    (21)    (30)    (14)
  Selling, general and administrative expenses......     (34)    (35)    (38)    (38)    (35)
Income tax benefit..................................      16      13      10       3       3
                                                        ----    ----    ----    ----    ----
Net loss............................................    (109)    (56)   (130)   (150)   (178)
                                                        ====    ====    ====    ====    ====

COMBINED BALANCE SHEET DATA(1)

                                                                               MARCH 31,(1)
                                                    -------------------------------------------------------------------
                                                       1995          1996          1997          1998          1999
                                                    -----------   -----------   -----------   -----------   -----------
                                                                                ($MILLIONS)
Aircraft, net, and net investment in capital and
  sales type leases..............................         4,181         3,965         3,731         3,436         3,128
                                                    -----------   -----------   -----------   -----------   -----------
Total assets.....................................         4,386         4,236         4,048         3,743         3,453
                                                    ===========   ===========   ===========   ===========   ===========
  Indebtedness(3)................................        (4,602)       (4,634)       (4,397)       (4,078)       (3,842)
  Provision for maintenance......................          (268)         (311)         (313)         (315)         (283)
Total liabilities................................        (5,228)       (5,252)       (5,194)       (5,039)       (4,927)
                                                    ===========   ===========   ===========   ===========   ===========
Net liabilities..................................          (842)       (1,016)       (1,146)       (1,296)       (1,474)

COMBINED STATEMENT OF CASH FLOWS AND OTHER DATA(1)

                                                              YEAR ENDED MARCH 31,(1)
                                                        ------------------------------------
                                                        1995    1996    1997    1998    1999
                                                        ----    ----    ----    ----    ----
                                                                    ($MILLIONS)
Cash paid in respect of interest(3)(4)..............     303     323     265     267     223
Net cash provided by operating activities (after
  payment of interest)..............................     177     216     224     214     111
Net cash (used in)/provided by investing
  activities........................................     (23)     13      19     101     135
Net cash (used in)/provided by financing
  activities........................................    (154)   (144)   (238)   (322)   (240)
                                                        ----    ----    ----    ----    ----
Net increase/(decrease) in cash.....................     NIL      85       5      (7)      6
                                                        ====    ====    ====    ====    ====

SELECTED RATIOS(1)

                                                                        YEAR ENDED MARCH 31,(1)
                                                     -------------------------------------------------------------
                                                       1995         1996         1997         1998         1999
                                                     ---------    ---------    ---------    ---------    ---------
                                                                              ($MILLIONS)
Deficiency of Combined Earnings to Combined Fixed
  Charges(6).....................................         (125)         (69)        (140)        (153)        (181)

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Aircraft leasing revenues include Maintenance Reserve receipts. See Note 15 to the Financial Statements.

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

(4) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the Class E Notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the Class E Notes for so long as the Notes remain outstanding. Net interest expense is stated after crediting interest income of $9 million in 1995, $8 million in 1996, $17 million in 1997 and $16 million in 1998, and $14 million in 1999. See Note 2(iii) to the Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of Airplanes Group's financial condition and results of operations is presented as though the Aircraft have been operated and financed separately from AerFi within the Airplanes Group in all periods under review or from their date of acquisition by AerFi, as appropriate. It should be noted, however, that Airplanes Group only acquired the Aircraft on March 28, 1996 and, therefore, has not conducted any business operations in the periods under review prior to March 28, 1996. Accordingly, adjustments and allocations have been made with respect to, among other things, historical indebtedness, net interest expense, selling, general and administrative expenses and tax amounts as further described in Note 2 to the Financial Statements for periods prior to March 28, 1996. While Airplanes Group believes that the following discussion and analysis is an appropriate presentation, it is not necessarily indicative of the financial results that might have occurred had Airplanes Group been an independently financed and managed group during the period to March 28, 1996.

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

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1999 COMPARED WITH YEAR ENDED MARCH 31, 1998

     Airplanes Group's results for the year ended March 31, 1999 reflected a continuation of reasonably favourable industry conditions for the year, notwithstanding the fact that, in the latter part of the year in particular, certain of its lessees continued to experience difficult trading conditions, particularly its Brazilian lessees who experienced a recent downturn in the Brazilian economy and a currency devaluation. See "Item 2: Business -- The Aircraft, Related Leases and Collateral -- The Lessees -- Latin America". The net loss for the year ended March 31, 1999 was $178 million, compared to $150 million for the year ended March 31, 1998. The increase of $28 million was primarily attributable to a reduction in lease rentals of $40 million, that was partially offset by an associated reduction in depreciation of $17 million, primarily as a result of Aircraft sales. There was also an increase of $17 million in net interest expense due to additional interest being charged on accrued but unpaid Class E Note interest, partially offset by lower average debt outstanding and a lower interest rate environment. There was an increase in the bad debts provision of $11 million and a net decrease in the utilisation of loss-making lease provisions of $5 million. There was also an increase of $10 million in the profit on Aircraft sold and there was a reduction in other lease costs of $16 million, due primarily to a release of withholding tax provisions, following updated advice that they were no longer required for certain jurisdictions in the year ended March 31, 1999.

     Overall, Airplanes Group generated $111 million in cash from operations in the year ended March 31, 1999 compared to $214 million in the year ended March 31, 1998. The decrease in cash generated from operations in the year to March 31, 1999 is primarily attributable to lease rental and maintenance revenues foregone of $33 million as a result of Aircraft sales. Lease revenues further declined by $6 million due to lower rentals and no maintenance billings in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee, and lower rentals in relation to three MD11 Aircraft on lease to another Brazilian lessee. There was also a lease revenue reduction of $8 million in relation to maintenance billings reaching capped levels for two lessees and a lease revenue reduction of $12 million resulting from a higher level of downtime and a lower interest rate environment (which impacts the pricing of certain lease rentals). In addition there was an increase of $20 million in receivables outstanding. There was an increase in net outflow of maintenance reserves due to the acceleration of maintenance events (including as a result of Aircraft repossessions) in the amount of $15 million and the return of $7 million in maintenance reserves due to a Latin American lessee as a result of the restructuring of its leases. In addition, during December 1997, one Latin American lessee prepaid one year's rental in the amount of $15 million which represents cash revenue foregone in the year ended March 31, 1999. Finally, there was a reduction in the amount of cash paid as interest during the year ended March 31, 1999 of $26 million, as a result of lower average debt and a lower average interest rate.

     LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the year ended March 31, 1999 were $526 million (Airplanes Limited: $484 million; Airplanes Trust:
$42 million) compared with $585 million (Airplanes Limited: $512 million; Airplanes Trust: $73 million) for the year ended March 31, 1998. The decrease of $59 million consists of $40 million in lease rentals and $19 million in maintenance billings. The decrease of $40 million in lease rentals arises primarily from $26 million foregone as a result of Aircraft sales, $2 million as a result of lower rentals in respect of six Fokker 100 Aircraft and three MD11 Aircraft on lease to two Brazilian lessees and a lease revenue reduction of $12 million resulting from a higher level of downtime and a lower interest rate environment. The $19 million decrease in maintenance billings arises as a result of $7 million foregone as a result of Aircraft sales, a decrease of $4 million as a result of no maintenance billings in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee following the restructuring of its leases and $8 million in relation to maintenance billings reaching capped levels for two lessees. At March 31, 1999, Airplanes Group had 201 of its 202 Aircraft on lease (Airplanes Limited: 184 Aircraft; Airplanes Trust: 18 Aircraft) compared to 217 of its 221 Aircraft on lease (Airplanes Limited: 194 Aircraft; Airplanes Trust:
23 Aircraft) at March 31, 1998. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the year to March 31, 1999.

     AIRCRAFT SALES

     Sales revenues of $132 million (Airplanes Limited: $37 million; Airplanes
Trust: $95 million) in respect of the sale of nineteen Aircraft were received in the year ended March 31, 1999. The net book value of these nineteen Aircraft at the date of sale was $118 million (Airplanes Limited: $32 million; Airplanes
Trust: $86 million). In the year ended March 31, 1998, Airplanes Group received sales revenues of $94 million (Airplanes Limited: $37 million, Airplanes Trust:
$57 million) in respect of the sale of seven Aircraft and the insurance proceeds in respect of one Aircraft which suffered a constructive total loss during October 1997. The net book value of these eight Aircraft at the date of disposal was $90 million (Airplanes Limited: $32 million; Airplanes Trust: $58 million).

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1999 amounted to $176 million (Airplanes Limited: $160 million; Airplanes Trust:
$16 million) compared with $192 million

(Airplanes Limited: $170 million; Airplanes Trust: $22 million) for the comparative year in 1998. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

     NET INTEREST EXPENSE

     Net interest expense was $428 million (Airplanes Limited: $388 million; Airplanes Trust: $40 million) in the year ended March 31, 1999 compared to $411 million (Airplanes Limited: $373 million; Airplanes Trust: $38 million) in the year ended March 31, 1998. The increase of $17 million in net interest expense was primarily due to a combination of offsetting factors including additional interest charged on accrued but unpaid Class E Note interest of $35 million, a reduction in the value of options on interest rate swaps ("SWAPTIONS") of $1 million, a gain realised on the sale of Swaptions of $2 million and lower average debt in the year ended March 31, 1999.

     The weighted average interest rate on the Class A-D Notes during the year to March 31, 1999 was 6.73% and the average debt in respect of the Class A-D Notes outstanding during the year was $3,346 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A-D Notes during the year ended March 31, 1998 was 6.83% and the average debt in respect of the Class A-D Notes outstanding during the year was $3,678 million. Although LIBOR was lower in the year ended March 31, 1999 as compared with the year ended March 31, 1998, the weighted average interest rate on the Class A-D Notes only decreased marginally during the year ended March 31, 1999 as compared to the year ended March 31, 1998. This was due to substantial amounts of Airplanes Group's floating rate notes having paid down over time with relatively small principal payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

     For the year ended March 31, 1999 the difference in Airplanes Group's net interest expense of $428 million (Airplanes Limited: $388 million; Airplanes
Trust: $40 million) and cash paid in respect of interest of $223 million (Airplanes Limited: $201 million; Airplanes Trust: $22 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than the per annum rate of 1% actually paid in cash in the year ended March 31, 1999. (The 1% cash payment has been suspended from February 1999).

     Net interest expense is stated after deducting interest income earned during the relevant year. In the year ended March 31, 1999, Airplanes Group earned interest income (including lessee default interest) of $14 million (Airplanes Limited: $14 million; Airplanes Trust: Nil) compared with $16 million in the year ended March 31, 1998 (Airplanes Limited: $16 million; Airplanes
Trust: Nil). The decrease is primarily as a result of lower average cash balances and lower interest rates in the year to March 31, 1999.

     At March 31, 1999, Airplanes Group had Swaptions with a notional principal of $306 million. During the year ended March 31, 1999, the value of the Swaptions decreased by approximately $1 million as swap rates increased. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $1 million has been included in net interest expense in the statement of operations. During the year, Airplanes Group recognised a gain on the sale of Swaptions of $2 million.

     BAD DEBT AND LOSS-MAKING LEASE PROVISIONS

     There was a net charge of $11 million in respect of bad and doubtful debts (Airplanes Limited: $9 million; Airplanes Trust: $2 million) in the year ended March 31, 1999, compared with no overall net provision for the year ended March 31, 1998. Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. A number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 1999, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the arrears with regard to certain other carriers reduced in the year. The overall net charge in 1999 was primarily as a result of provisions required in respect of two Brazilian lessees, one North American lessee, one Philippine lessee and one Peruvian lessee, which were partially offset by a reduction in the provisions required in respect of one Canadian lessee.

     A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being "loss making" while still being cash positive. The only significant "loss making" leases signed in the year to March 31, 1999 were in respect of a B767 Aircraft on lease to a Latin American lessee and an A320 Aircraft on lease to a Canadian lessee. Consequently, there was an overall net utilisation of $12 million (Airplanes Limited: $10 million; Airplanes Trust: $2) in respect of "loss making" lease provisions in the year ended March 31, 1999, compared with the year to March 31, 1998, where there was an overall net utilisation of $17 million (Airplanes Limited: $14 million; Airplanes Trust: $3 million). The provision required in the year ended March 31, 1998 was primarily required in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee which were restructured during that year. The reduced rental payable under the revised terms of these leases required an additional "loss making" lease provision of $13 million in the year ended March 31, 1998.

     OTHER LEASE COSTS

     Other lease costs in the year ended March 31, 1999 amounted to $14 million (Airplanes Limited: $13 million; Airplanes Trust: $1) compared to other lease costs of $30 million (Airplanes Limited: $29 million; Airplanes Trust: $1) in the year ended March 31, 1998. The decrease in other lease costs of $16 million relate primarily to a decrease in technical costs relating to two B737-200 Aircraft which were redelivered early to Airplanes Group in the year ended March 31, 1998, and a provision required of $5 million (including $3 million relating to costs payable to Eurocontrol, the European air traffic control regulator) in respect of three MD83 aircraft which were on lease to a Turkish lessee which ceased to trade. In addition, there was a release of $9 million withholding tax provisions, following updated advice that they were no longer required for certain jurisdictions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 1999 amounted to $35 million (Airplanes Limited: $33 million; Airplanes Trust:
$2 million). This is a comparable expense to that incurred in the year to March 31, 1998 of $38 million (Airplanes Limited: $35 million; Airplanes Trust: $3 million).

     The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $35 million in the year to March 31, 1999 includes $24 million (Airplanes Limited: $22 million; Airplanes Trust:
$2 million) relating to GECAS servicing fees comparable with the $26 million incurred in the year to March 31, 1998 (Airplanes Limited: $24 million; Airplanes Trust: $2 million).

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 1999 was $9 million (Airplanes Limited: $9 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $9 million for the year to March 31, 1998.

     OPERATING LOSS

     The operating loss for the year ended March 31, 1999 was $181 million (Airplanes Limited: $168 million; Airplanes Trust: $13 million) compared with an operating loss of $153 million for the year ended March 31,

1998 (Airplanes Limited: $144 million; Airplanes Trust: $9 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

     TAXES

     There was an overall tax benefit of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) in the year ended March 31, 1999, as compared with an overall tax benefit of $3 million in the year ended March 31, 1998 (Airplanes Limited: $3 million; Airplanes Trust: Nil).

     NET LOSS

     The net loss after taxation for the year ended March 31, 1999 was $178 million (Airplanes Limited: $165 million; Airplanes Trust: $13 million) compared with a net loss after taxation for the year ended March 31, 1998 of $150 million (Airplanes Limited: $141 million; Airplanes Trust: $9 million).

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

     Overall Airplanes Group generated $214 million in cash from operations in the year ended March 31, 1998 compared with $224 million in the year ended March 31, 1997. The decrease in cash from operations generated in the year to March 31, 1998 is primarily attributable to the decrease in lease revenue receipts (as a result of Aircraft sales and reduced rentals for the three MD11 Aircraft on lease to Varig) and an increase in technical costs for the year ended March 31, 1998 as compared to the year ended March 31, 1997. In addition, in the period to March 31, 1997, there was a receipt from AerFi of $13 million pursuant to the purchase price adjustment provisions of Airplanes Group's agreement to acquire certain subsidiaries of AerFi Group resulting in an increase in the cash provided by operating activities during 1996. These factors were partially offset by the prepayment during December 1997 of one year's rentals in the amount of $15 million by one Latin American lessee.

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

     A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the remaining principal balance of the Class A-E Notes (with Class E Note interest assumed to be 11%) or, in periods prior to March 28, 1996, with indebtedness from AerFi equivalent to the appraised value of such aircraft at October 31, 1995.

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

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the years ended March 31, 1998 and 1997 was $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to AerFi.

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

FINANCIAL RESOURCES AND LIQUIDITY

     Airplanes Group's cash balances at March 31, 1999 amounted to $224 million (Airplanes Limited: $218 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 1998 of $218 million (Airplanes Limited: $212 million; Airplanes Trust: $6 million.)

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

     Net cash provided by operating activities in the year ended March 31, 1999 amounted to $111 million (Airplanes Limited: $90 million; Airplanes Trust: $21 million) compared with $214 million in the year ended March 31, 1998 (Airplanes
Limited: $183 million; Airplanes Trust: $31 million). This reflects cash paid in respect of interest of $241 million in the year ended March 31, 1999 (Airplanes
Limited: $219 million; Airplanes Trust: $22 million) compared with $267 million in the year ended March 31, 1998 (Airplanes Limited: $245 million; Airplanes
Trust: $22 million). The $103 million decrease in cash provided by operating activities in the year ended March 31, 1999 is primarily attributable to lease rental and maintenance revenues foregone of $33 million following Aircraft sales. Lease revenues further declined by $6 million due to lower rentals and no maintenance billings in respect of six Fokker 100 Aircraft on lease to a Brazilian lessee, and lower rentals in relation to three MD11 Aircraft on lease to another Brazilian lessee. There was also a reduction of $8 million in relation to maintenance billings reaching capped levels for two lessees and a lease revenue reduction of $12 million resulting from a higher level of downtime and a lower interest rate environment (which impacts the pricing of certain lease rentals). In addition there was an increase of $20 million in receivables outstanding. There was an increase in net outflow of maintenance reserves due to the acceleration of maintenance events (including as a result of Aircraft repossessions) in the amount of $15 million and the return of $7 million in maintenance reserves due to a Latin American lessee as a result of the restructuring of its leases. In addition, during December 1997, one Latin American lessee prepaid one years rental in the amount of $15 million which represents cash revenue foregone in the year ended March 31, 1999. Finally, there was a reduction in the amount of cash paid for interest during the year ended March 31, 1999 of $26 million, as a result of lower average debt and a lower average interest rate.

     INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities in the year ended March 31, 1999, amounted to $135 million (Airplanes Limited: $135 million; Airplanes Trust: NIL million) compared to $101 million in the year ended March 31, 1998. This $34 million increase primarily reflects the proceeds of $132 million (Airplanes
Limited: $37 million; Airplanes Trust: $95 million) from the sale of nineteen Aircraft. Airplanes Group received sales proceeds from the sale of six DC8 Aircraft, three B737-200A Aircraft, eight DC9-14/15 Aircraft, one B737-300 and one A300-B4-100, which was scrapped. The reduction in cash provided by capital and sales type leases to $8 million (Airplanes Limited: $8 million; Airplanes Trust; Nil) as compared with $17 million in the comparative period to March 31, 1998 (Airplanes Limited: $17 million; Airplanes Trust: Nil) was primarily due to the sale of two DC-10 Aircraft during December 1997 and one B737-500 Aircraft during May 1998.

     Cash flows from financing activities in the year to March 31, 1999 primarily reflect the repayment of $240 million of principal on Subclass A-5, A-6, Class B Notes and Class C Notes by Airplanes Group (Airplanes Limited: $219 million; Airplanes Trust: $21 million) compared with $305 million of principal repaid on Subclass A-5 and Class B Notes by Airplanes Group (Airplanes Limited:
$281 million; Airplanes Trust: $24 million) in the year ended March 31, 1998. The decrease in principal repayments in the year ended March 31, 1999 as compared to the year ended March 31, 1998, is due to a net reduction in cash provided by investing and operating activities as discussed above.

     INDEBTEDNESS

     Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,857 million (Airplanes Limited: $3,514 million; Airplanes Trust: $343 million) at March 31, 1999 and $4,097 million (Airplanes Limited: $3,732 million; Airplanes Trust: $365 million) at March 31, 1998. Airplanes Group had $591 million of Class E Notes outstanding at March 31, 1999 and 1998.

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

1999 Aircraft Value Appraisals

     Under the terms of the Notes, Airplanes Group is required annually to commission an appraisal of the Aircraft. The purpose of the appraisal is to redirect, when appropriate, excess cash flow to the Class A Notes and to maintain and reduce the loan to value ratios for each class of Notes. Reductions in appraised values cannot affect interest payments to be made on the Class A-D Notes, but can cause the suspension of scheduled principal payments on the Class C and D Notes and interest payments on the Class E Notes.

     Updated appraisals of the Aircraft were obtained on February 5, 1999. On the basis of these appraisals, the average appraised Base Value of the Aircraft, based on the Portfolio of 202 aircraft owned by the Group at March 31, 1999 was approximately $3,498 million compared with $3,717 million at January 23, 1998, the date of the previous Base Value appraisals. The decrease in the period since January 23, 1998 was approximately $61 million more than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes. Greater than implied decreases in value occurred across most of the Portfolio, with significantly greater than implied decreases being experienced by the Fokker 100 Aircraft, the B737-400 Aircraft and, to a lesser extent, the A320 Aircraft, B737-300 Aircraft, DHC8 Aircraft and MD11 Aircraft. These greater than implied decreases are due primarily, in the case of the Fokker 100s, to Fokker exiting the industry, in the case of the A320-200s and B737-300/400/500s due primarily to continued effects of price discounting by Boeing and Airbus in respect of deliveries due within the next two to three years, in the case of DHC8s due primarily to the growth in demand for regional jets and in the case of MD11s to the Boeing/McDonnell Douglas merger and the announcement of the discontinuance of the McDonnell Douglas product lines. The decrease in appraised Base Values resulted in the requirement for a Principal Adjustment Amount of $34 million on the Class A Notes which began to be paid from the February 16, 1999 Payment Date. The payment of the Class A Principal Adjustment Amount will result in a reallocation of cashflows in favour of the Class A Notes until such time as the Class A target loan to value ratios implied by the terms of the Notes have been restored. Accordingly, during this period there will be a suspension of payments of the Class E Minimum Interest Amount and a deferral of payments of the Class C and D Scheduled Principal Amounts.

     Following the distributions to Certificate holders on May 17, 1999, the Class A Principal Adjustment Amount outstanding was $25 million and payments of the Class C and Class D Scheduled Principal Amounts totalling $4 million and $0.3 million respectively had been deferred.

Cashflow Performance Relative to March 1998 Assumptions

     The March 16, 1998 prospectus relating to the Refinancing contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the May 11, 1999 Calculation Date (the "Period"), the cash performance of Airplanes Group was $7 million ahead of the 1998 Assumptions. This was entirely due to Aircraft sales of $85 million not assumed in the 1998 Assumptions. This positive sales variance was substantially offset by gross lease revenue cashflows after selling, general and administrative expenses, maintenance costs, operating costs (including interest costs) and expenditure due to Aircraft downtime, defaults, repossession and bad debts ("Net Operating Cashflows") being $78 million lower than the 1998 Assumptions in the Period.

     The cash balances retained by Airplanes Group in the form of the liquidity reserve and expense account funding decreased by $11 million between March 1998 and May 1999 which, when combined with the positive cash performance of $7 million, resulted in principal distributions in the Period of $18 million higher than the 1998 Assumptions.

Aircraft Sales

     Sales proceeds of $132 million were received in the Period in respect of the sale of 19 Aircraft (six DC8-71Fs, eight DC9s (the finance lease bullet payments received were negligible), one B737-300, three B737-200A and one A300-B4-100 which was scrapped). The 1998 Assumptions reflected sales proceeds of $47 million in respect of the sale of three DC8-71F Aircraft only.

Net Operating Cashflows

     Net Operating Cashflows were $78 million lower than the 1998 Assumptions in the Period due to the following:

Lease revenue receipts

     Lease revenue receipts were $35 million lower than the 1998 Assumptions in the Period. This negative variance is primarily as a result of a number of lessees (in particular Brazilian lessees as a result of currency difficulties) going into arrears on their rental payments ($32 million), revenue foregone due to Aircraft sales ($14 million) and other net negative variances ($7 million) due to differences in lease rates and interest rate movements. These factors were partially offset by the fact that revenue lost through downtime and defaults was $18 million lower than assumed in the 1998 Assumptions.

Net maintenance costs

     Net maintenance costs were higher than the 1998 Assumptions by approximately $31 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero) primarily due to the acceleration of maintenance events in the amount of $19 million due to Aircraft repossessions, the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases and a greater than expected incidence of maintenance events in the Period. Maintenance expenditure may vary significantly from period to period as it is impacted by events such as lease extensions and early redeliveries.

Other leasing/repossession costs

     Other leasing costs were approximately $17 million greater than the 1998 Assumptions. Included in this negative variance were payments made in the form of lessor contributions to engine refurbishment costs on two A300 Aircraft. In addition, repossession costs exceeded the 1998 Assumptions by $2 million. These repossession costs were primarily in respect of three MD83 Aircraft repossessed from Sunways and four F100 Aircraft repossessed from Sempati. To a lesser extent they were also related to one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was redelivered from an Indonesian lessee and subsequently sold in June 1998.

Net interest payments (including hedging costs)

     Net interest payments (including hedging costs) were $12 million lower than the 1998 Assumptions due to the following:

     Interest payments on the floating rate Class A ($10 million) and Class B ($2 million) Notes were lower than assumed as a result of a combination of lower principal balances outstanding due to the greater than assumed principal amortisation and the lower interest rate environment. Also, since the February 1999 Payment Date there has been a suspension of payments of Class E Minimum Interest Amount ($2 million). See "-- 1999 Aircraft Value Appraisals".

     Net interest rate swap payments were $3 million greater than the 1998 Assumptions. In addition, payments of $2 million in respect of the Minimum and Supplemental Hedge Payments in the Period were not assumed in the 1998 Assumptions.

     Airplanes Group's cash flows in the Period were also positively affected by the receipt of default interest on overdue lease rentals from lessees of $1 million. The 1998 Assumptions did not assume any payment of default interest. Interest income receipts were $2 million higher than 1998 Assumptions due to higher cash balances retained in Airplanes Group.

Security deposits

     There was a net decrease of $5 million in lessee security deposits held by Airplanes Group over the Period which was not assumed in the 1998 Assumptions. This decrease was represented by an equivalent movement in the Liquidity Reserve.

Principal Distributions

     As a result of the above factors, Airplanes Group repaid $18 million more debt in the Period than assumed. Distributions of principal to the Class A Certificate holders were $15 million greater than assumed and distributions of principal to the Class B Certificate holders were $7 million greater than assumed. The February 1999 decrease in aircraft valuations has resulted in a reallocation of cashflows in favour of the Class A Notes through the payment of Class A Principal Adjustment Amounts. Accordingly, since the February 1999 Payment Date there has been a deferral of payments of the Class C and D Scheduled Principal Amounts ($4 million and $0.3 million respectively). See "-- 1999 Aircraft Value Appraisals".

YEAR 2000

     As discussed above under "Item 1: Risk Factors -- Year 2000 Risk", Airplanes Group has made an assessment of the potential impact of the Year 2000 issue on its operations.

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

     LIQUIDITY RESERVE AMOUNT

     All Collections received by Airplanes Group are either transferred to another Account as described above and below, paid to the appropriate third party on behalf of Airplanes Group or held in the Collection Account as a part of the Liquidity Reserve Amount, a balance required to be held by Airplanes Group in the Collection Account pursuant to the Cash Management Agreement and each Trust Indenture. The Liquidity Reserve Amount is (i) the Maintenance Reserve Amount, currently equal to $80 million as of May 11, 1999, (ii) a "SECURITY DEPOSIT RESERVE AMOUNT", equal to approximately $50.2 million as of May 11, 1999, and (iii) a "MISCELLANEOUS RESERVE AMOUNT", equal to $40 million as of May 11, 1999.

     The Liquidity Reserve Amount at May 11, 1999 equaled approximately $170.2 million and may be increased or decreased from time to time by an action of the Board of Directors or Board of Controlling Trustees in light of significant changes in, among other things, the condition of the Aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions; provided that the Airplanes Group will obtain confirmation in advance in writing from the applicable rating agencies that any such proposed reduction in the Liquidity Reserve Amount (other than a reduction attributable solely to a decrease in the Security Deposit Reserve Amount as a result of Airplanes Group entering into future leases requiring lower security deposits than expired leases) will not result in a lowering or withdrawal by any such rating agencies of their respective ratings of any class of Certificates. If the balance of funds on deposit in the Collection Account should fall below the Liquidity Reserve Amount at any time (including as a result of Airplanes Group's determination that the Liquidity Reserve Amount should be increased, as required by the applicable rating agencies or otherwise), Airplanes Group may continue to make all payments, including required payments on the Notes, which rank prior to, or equally with, payments of accrued and unpaid interest on the Class D Notes and any Permitted Accruals, provided that the balance of funds in the Collection Account does not fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount at their then current levels. However, the balance of funds in the Collection Account may fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount, at their then current levels, and Airplanes Group may continue to make payments of (i) all accrued and unpaid interest on, and, on the final maturity date of any class or subclass thereof, principal of such class or subclass of, the most senior class of Notes then outstanding to avoid a Note Event of Default; and (ii) payments under Airplanes Group's swap agreements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     INTEREST RATE SENSITIVITY

     Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage interest rate risk.

     The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of March 31, 1999, are as follows:

                         ANNUAL INTEREST     PRINCIPAL                                          ESTIMATED
                              RATE            AMOUNT       EXPECTED FINAL        FINAL        FAIR VALUE AT
SUBCLASS OF NOTES       (PAYABLE MONTHLY)   AT YEAR END     PAYMENT DATE     MATURITY DATE    MARCH 31, 1999
-----------------       -----------------   -----------   ----------------   --------------   --------------
                                            $MILLIONS                                           $MILLIONS
Subclass A-4..........  (LIBOR+.62%)             200      March 15, 2003     March 15, 2019        199.5
Subclass A-6..........  (LIBOR+.34%)             736      January 15, 2004   March 15, 2019        732.9
Subclass A-7..........  (LIBOR+.26%)             550      March 15, 2001     March 15, 2019        547.5
Subclass A-8..........  (LIBOR+.375%)            700      March 15, 2003     March 15, 2019        694.4
Class B...............  (LIBOR+.75%)             313      March 15, 2009     March 15, 2019        304.9
Class C...............  (8.15%)                  367      March 15, 2011     March 15, 2019        382.0
Class D...............  (10.875%)                400      March 15, 2012     March 15, 2019        400.0
                                               -----                                              ------
                                               3,266                                              3261.2
                                               =====                                              ======

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

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the Floating Rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the "SWAPS"). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, AerFi Financial, as Airplanes Group's Administrative Agent seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At March 31, 1999, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,315 million. The aggregate notional principal balance of these Swaps will be reduced to $1,010 million by March 31, 2000, to an aggregate notional principal balance of $685 million by March 31, 2001 and to an aggregate notional principal balance of $380 million by March 31, 2002. None of the Swaps have maturity dates extending beyond March 2003. The fair values of the Swaps at March 31, 1999 was a negative $7.8 million. Airplanes Group is a party to 47 Swaps which are listed below:

AIRPLANES GROUP SWAP BOOK AT MARCH 31, 1999

                                         NOTIONAL                                                        ESTIMATED FAIR
                                        AMOUNT(I)                           FINAL        FIXED RATE      MARKET VALUE AS
SWAP NO.                                (MILLIONS)    EFFECTIVE DATE    MATURITY DATE    PAYABLE(II)    AT MARCH 31, 1999
--------                                ----------    --------------    -------------    -----------    -----------------
1.....................................      15           10/21/96          4/15/99         5.6300%             ($8,910)
2.....................................      25             5/6/97          4/15/99         6.0875%            ($24,683)
3.....................................       5            5/15/97          4/15/99         5.9180%             ($4,208)
4.....................................      60           11/17/98          5/15/99         5.0700%            ($12,973)
5.....................................      10           12/15/97          6/15/99         5.9000%            ($20,322)
6.....................................      70           12/15/98          6/15/99         5.0000%             ($6,648)
7.....................................     110           12/22/98          6/15/99         5.0630%            ($27,894)
8.....................................      20           10/28/96          7/15/99         5.8600%            ($37,981)
9.....................................      60            1/15/99          7/15/99         4.9760%             ($2,516)
10....................................     135            1/25/99          7/15/99         4.9175%             $20,996
11....................................     140            2/22/99          8/15/99         4.9975%            ($18,441)
12....................................      45            3/15/99          8/15/99         5.0125%             ($8,287)
13....................................     145            3/18/99          9/15/99         4.9900%            ($15,375)
14....................................       5            9/15/97         10/15/99         5.9050%            ($26,984)
15....................................       0            4/15/99         10/15/99         4.9850%             ($1,294)
16....................................      10            9/22/97          2/15/00         5.7450%            ($60,370)
17....................................      10           12/15/97          4/15/00         6.3900%           ($137,085)
18....................................      55            6/24/97          6/15/00         5.9825%           ($314,376)
19....................................      15            7/15/97          6/15/00         6.0600%           ($167,903)
20....................................      15            2/17/98          6/15/00         5.5475%            ($43,883)
21....................................      40           12/15/97         10/15/00         5.8475%           ($234,729)
22....................................      60             1/6/97         11/15/00         6.1100%           ($560,703)
23....................................      15            1/15/97         11/15/00         6.0550%           ($199,175)
24....................................      10            8/15/97         12/15/00         5.9800%           ($115,536)
25....................................      25           12/23/97          3/15/01         5.8175%           ($215,150)
26....................................     295            3/28/96          4/15/01         6.0925%         ($2,022,020)
27....................................      60            9/30/97          6/15/01         6.0650%           ($849,965)
28....................................      45           10/28/97          6/15/01         5.9600%           ($537,742)

                                         NOTIONAL                                                        ESTIMATED FAIR
                                        AMOUNT(I)                           FINAL        FIXED RATE      MARKET VALUE AS
SWAP NO.                                (MILLIONS)    EFFECTIVE DATE    MATURITY DATE    PAYABLE(II)    AT MARCH 31, 1999
--------                                ----------    --------------    -------------    -----------    -----------------
29....................................      65            11/4/97          8/15/01         5.9170%           ($681,809)
30....................................      30            4/15/98          9/15/01         5.7425%           ($360,373)
31....................................      70            3/16/98         12/15/01         5.5150%           ($222,492)
32....................................      15            1/27/98         12/15/01         5.5900%            ($76,789)
33....................................      45            3/16/98          1/15/02         5.7750%           ($368,543)
34....................................      65            4/15/98          2/15/02         5.6050%           ($320,134)
35....................................      40            4/15/98          4/15/02         5.7150%           ($273,332)
36....................................      15            5/27/98          4/15/02         5.8260%           ($185,096)
37....................................      10           10/27/98          5/15/02         4.7675%            $203,084
38....................................       0            5/17/99          6/15/02         5.8750%           ($236,340)
39....................................      10            2/16/99          7/15/02         5.8025%           ($116,552)
40....................................      20            9/15/98          8/15/02         5.3900%             ($3,239)
41....................................     150            7/15/98         12/15/02         5.7160%         ($1,197,398)
42....................................      40            8/25/98          2/15/03         5.6785%            $458,368
43....................................     100           10/15/98          2/15/03         4.8850%           ($151,668)
44....................................      75           11/16/98          2/15/03         4.9450%            $240,078
45....................................      65           12/15/98          2/15/03         5.0540%            $743,601
46....................................       0            2/15/00          3/15/03         5.1365%            $243,404
47....................................       0            1/18/00          3/15/03         5.2725%            $184,428
                                                                                                           -----------
                                                                                                           ($7,774,959)
                                                                                                           ===========

---------------

(i) While some of the above have a fixed notional amount many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 26 which is calculated on a monthly fixed 30/360 unadjusted basis.

(iii) Under all Swaps Airplanes Group receives floating at one month LIBOR, reset monthly.

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ("SWAPTIONS"). Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and receive fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "TARGET HEDGE") will be varied from time to time to reflect, among other things, changes in the mix of payments bases under future leases and in the prevailing level of interest rates. The payment of premium for any such Swaptions may be made at two points in the Priority of Payments. Fifty percent of any such payment for any month is a "MINIMUM HEDGE PAYMENT" and is paid fourth in the Airplanes Group order of priority of payments. The other 50% of any such premium payable is expended as a "SUPPLEMENTAL HEDGE PAYMENT" and is paid seventeenth in the Airplanes Group order of priority of payments. If there are not sufficient amounts available for distribution, with the result that a Supplemental Hedge Payment would not be made, then Airplanes Group will reduce the aggregate notional amount of the Swaptions bought in any given month to reflect the amount that can be bought for the premium payable as a Minimum Hedge Payment. As a result of the Principal Adjustment Amount currently being paid (See -- "1999 Aircraft Value Appraisals"), no Supplemental Hedge Payments will be possible until such time as the Class A target loan to value ratios implied by the terms of the Notes have been restored. From time to time the Administrative Agent may also sell at market value or unwind part or all of the current and any future Swaptions, for example, to reflect any decreases in the Target Hedge.

     In the period from March 28, 1996 to March 31, 1999, Airplanes Group purchased Swaptions with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $177 million. The net aggregate notional principal balance of Swaptions at March 31, 1999 therefore, amounted to $306 million. The fair value of the Swaptions at March 31, 1999 was $1.2 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the decrease in value of $1.0m since March 31, 1998 has been included in Net Interest Expense for the fiscal year ended March 31, 1999.

     Airplanes Group is a party to 15 Swaptions, which are listed below:

AIRPLANES GROUP SWAPTION BOOK AT MARCH 31, 1999

                                         NOTIONAL                                                      ESTIMATED FAIR
                                          AMOUNT      EXERCISE DATE        FINAL        FIXED RATE     MARKET VALUE AS
SWAPTION NO                             (MILLIONS)    (ON OR AFTER)    MATURITY DATE    RECEIVABLE    AT MARCH 31, 1999
-----------                             ----------    -------------    -------------    ----------    -----------------
1.....................................      17           8/17/98          4/15/00         5.000%              9,193
2.....................................      10           3/16/98         10/15/00         5.000%             93,587
3.....................................       4           5/15/98         10/15/00         5.000%             37,435
4.....................................      25           9/15/98         11/15/00         5.200%             42,676
5.....................................       7           2/17/98          1/15/01         5.000%              8,680
6.....................................      24           1/15/98          5/15/01         5.000%             44,441
7.....................................      50           9/15/98         12/15/01         5.300%            245,984
8.....................................      30           1/15/98          4/15/02         5.000%             99,919
9.....................................      20           2/17/98          9/15/02         5.100%              8,619
10....................................      14           4/15/98          9/15/02         5.100%              6,033
11....................................      15           3/16/98          3/15/03         5.100%             71,148
12....................................      50           7/15/98          3/15/03         5.100%            232,766
13....................................      20           4/15/98          6/15/03         5.100%            101,875
14....................................      10           9/15/98          9/15/03         5.300%             89,523
15....................................      10           2/16/99          2/15/04         5.400%             91,837
                                                                                                          ---------
                                                                                                          1,183,716
                                                                                                          =========

---------------

(i) Under each Swaption, if exercised, Airplanes Group would receive fixed at the rate indicated above on a monthly fixed 30/360 unadjusted basis.

(ii) Under each Swaption, if exercised, Airplanes Group would pay floating at one month LIBOR, reset monthly.

     Through the use of Swaps, Swaptions and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

     The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions who have credit ratings, or provide collateralization arrangements, which are consistent with maintaining the ratings of the Class A Certificates.

     The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cash flow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the Notes. Please refer to "Risk Factors" for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

NAME                             AGE    OFFICES HELD WITH THE REGISTRANTS
----                             ---    ---------------------------------
Richard E. Cavanagh............  53     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
Roy M. Dantzic.................  54     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
Hugh R. Jenkins................  65     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
William M. McCann..............  55     Independent Director and Chairman, Airplanes Limited
                                        Controlling Trustee and Chairman, Airplanes Trust
Brian T. Hayden................  51     E Note Director, Airplanes Limited
                                        E Note Controlling Trustee, Airplanes Trust

     Certain individuals other than the Directors and Controlling Trustees listed above serve as directors of various subsidiaries of Airplanes Group.

     On November 20, 1998, William Franke resigned as Chairman and Independent Director, Airplanes Limited, and as Chairman and Controlling Trustee, Airplanes Trust. He was replaced as Chairman of Airplanes Limited and Airplanes Trust by Mr. McCann.

     Also on November 20, 1998, Edward Hansom resigned as E Note Director of Airplanes Limited and as E Note Controlling Trustee of Airplanes Trust and was replaced by Mr. Hayden who was appointed by GE Capital as Class E Note holder.

     On March 30, 1999, Richard Cavanagh was appointed as an Independent Director and Controlling Trustee. Mr. Cavanagh is President and Chief Executive Officer of The Conference Board, Inc., a global business research and membership enterprise supported by some 3,000 corporate members in 67 nations and based in New York City. Prior to taking up his current position in 1995, he earlier served for eight years as Executive Dean of the Kennedy School of Government at Harvard University. Before that, he was a partner of McKinsey & Company, Inc., an international management consulting firm. During his 17 years with McKinsey, he took a two-year public service leave and held senior positions in The White House Office of Management & Budget. He co-authored the management book The Winning Performance. Mr. Cavanagh serves as a director of AFT, the BlackRock Mutual Fund family, Arch Chemicals (formerly Olin), The Fremont Group (formerly Bechtel Investments) and The Guardian Life Insurance Company.

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

     Hugh Jenkins has spent over 20 years in senior investment management positions. Most recently with the Prudential Corporation Plc, a large life insurance company where from 1989 to December 1995 he was an Executive Director and Chairman/Chief Executive of its investment management subsidiary with overall responsibility for the Group's investments worldwide. His previous appointments included: 1986-1989 Group Investment Director of Allied Dunbar Insurance Plc, 1985-1986 Director of Heron International, N.V. and from 1973-1985 as Director-General of Investments for the pension plans of the National Coal Board. He is currently Chairman of Development Securities Plc and a non-executive Director of The Rank Group Plc, EMI Group Plc, Johnson Matthey Plc and Gartmore European Investment Trust Plc.

     William McCann, a chartered accountant, was from 1987 to 1995 the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland. From 1991 to 1995 he was a member of the Price Waterhouse World Board and from 1993 to 1998 was a director of the Central Bank of Ireland. Mr. McCann currently is Chairman of the Electricity Supply Board, Ireland, and Deputy Chairperson of the Irish Takeover Panel. He is also a Director of Anglo Irish Bank Corporation Plc, Canada Life Assurance (Ireland) Limited and Murray Global Accumulation Funds plc and is Chairman or a Director of a number of other companies. He is a member of the Irish National Competitiveness Council and is a Board Member of the University College Dublin Graduate School of Business.

     Brian Hayden started his career with Aer Lingus having qualified as a mechanical engineer in 1970. He worked in various management positions within Aer Lingus during the next 19 years. In 1989, he moved to AerFi to head the technical division as Senior Vice President -- Technical based in Shannon, Ireland. In 1993, he joined GECAS and is presently Executive Vice President with responsibility for Technical Management of the GECAS owned and managed fleet. He is a director of GECAS and a former director of Irish Helicopters.

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

THE SERVICER

     GECAS provides various aircraft-related services to Airplanes Group as Servicer under the Servicing Agreement. On November 20, 1998, GE Capital acquired the Airplanes Group Class E Notes previously held by AerFi Group.

GENERAL

     GECAS and its affiliates manage one of the world's most significant portfolios of commercial aircraft. As of March 31, 1999, the GECAS Managed Portfolio consisted of 836 aircraft, which are on lease to more than 157 lessees in 53 countries throughout the world. GE Capital announced in early 1996 that it had entered into a multi-year order for five Boeing 777s and 119 Boeing 737 jet aircraft, and options for 76 Boeing 737 jet aircraft of which 41 aircraft have been delivered. In addition GE Capital purchased 38 Boeing 737 jet aircraft, which were not included in the order book announced in 1996. On July 15, 1996, GE Capital entered into a multi-year order for 40 A319, A320 and A321 aircraft and five A340 aircraft, and options for a further 40 A319, A320 and A321 aircraft. Nineteen aircraft under this order were delivered through March 31, 1999. As a global commercial aviation financial services company, GECAS and its affiliates (i) offer a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing and (ii) provide asset management, marketing and technical support services to aircraft owners, lenders and investors, including GE Group, AerFi and their respective affiliates, and certain third parties. GECAS, together with GECAS, Inc., has access to approximately 208 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; Miami, Florida; Dallas, Texas; and a number of other locations, including Beijing, Hong Kong and Singapore.

     GECAS is headquartered in Shannon, Ireland and at March 31, 1999 had 103 employees.

     One of GECAS's principal businesses is providing a broad range of financial products to airlines and aircraft operators and to aircraft owners, lenders and investors throughout the world. To meet the fleet financing needs of its airline customers, GECAS and its affiliates offer such financing options as financing leases (including both direct financing and leveraged leases), operating leases and other structured finance products, as well as engine and rotable leasing and flight simulator services. In conjunction with this business, GECAS and its affiliates are responsible for developing, negotiating and consummating aircraft-related investment opportunities in the aviation industry for its affiliate, GE Capital, including the acquisition of aircraft for GE Capital. On behalf of GE Capital or its affiliates, GECAS will likely offer aircraft or engine financing to customers of the GE Aircraft Engines Division, and will also likely offer, on behalf of GE Group, other financial products to such customers, including in connection with a restructuring or other modification of such customer's existing financing provided by the GE Aircraft Engines Division, or otherwise. In addition, GE Capital holds the majority of the Airplanes Group Class E Notes and may acquire interests in other portfolio securitisations.

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

     GECAS offers a broad range of management services to aircraft owners, lenders and investors, including collection of rental payments, arranging and monitoring of aircraft maintenance performed by others, limited technical inspection of aircraft, arranging and monitoring insurance, arranging for aircraft valuations, registration and deregistration of aircraft, monitoring compliance with lease agreements and enforcement of lease provisions against lessees, confirming compliance with applicable ADs and facilitating delivery and redelivery of aircraft. GECAS devotes substantial resources to marketing for sale and re-lease of the aircraft that it manages. Generally, to the extent an aircraft is on lease at the time it is being marketed for sale, it is a more attractive candidate to be sold to potential financial investors when compared to an aircraft that is not currently under lease. GECAS arranges for its customers, including GE Capital, AerFi and their respective affiliates and certain third parties, the sale of both unencumbered aircraft and aircraft that are subject to operating leases to investors who seek a return on their investment from a combination of future rental payments, the aircraft's residual value and, in certain instances, tax benefits. GECAS identifies potential purchasers, determines which aircraft satisfy the specific needs of a particular airline or investor, negotiates commercial terms and executes the sale of such aircraft. GECAS's lease marketing activities serve both its airline customer base and its investor customer base. GECAS designs tax-advantaged transactions as well as operating lease structures, both to meet the varying needs of its customers and to facilitate the subsequent sale of the leased aircraft to financial investors. The aircraft and lease marketing services provided by GECAS include planning, negotiation and execution of leases and remarketing aircraft for re-lease prior to expiration of a lease term.

     The table below sets forth the different aircraft comprising the GECAS Managed Portfolio as of March 31, 1999 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or simply managed for third parties.

                                                     GE CAPITAL    OTHER MANAGED     AIRPLANES
AIRCRAFT TYPE AND CLASS                               FLEET(1)    THIRD PARTIES(2)     GROUP     TOTAL
-----------------------                              ----------   ----------------   ---------   -----
Airbus
  A300............................................       18              --               5        23
  A310............................................        8              --              --         8
  A319............................................       13              --              --        13
  A320............................................       34               4              12        50
  A321............................................        2              --              --         2
Boeing
  B727............................................       18              --               2        20
  B737-200........................................       51               8              29        88
  B737-300/400/500(3).............................      193               3              43       239
  B737-700/800....................................       28              --              --        28
  B747............................................       27              --               1        28
  B757-200........................................       27              --               3        30
  B767-200ER......................................        8              --               1         9
  B767-300ER......................................       27              --               4        31
  B777-200........................................        3              --              --         3
McDonnell Douglas
  DC8.............................................        2              --              19        21
  DC9.............................................        7              24              10        41
  DC10............................................       11               1              --        12
  MD11............................................        4               2               3         9
  MD82............................................       28               6               2        36
  MD83............................................       20               5              23        48
  MD87............................................       --              --               1         1
  MD88............................................       14              --              --        14
Fokker
  F100............................................        6               7              16        29
Other Jets........................................       13               2              --        15
Turboprops........................................        3               7              28        38
                                                        ---             ---             ---       ---
     Total........................................      565              69             202       836
                                                        ---             ---             ---       ---
Body Type:
  Widebody........................................      107               3              14       124
  Narrowbody......................................      458              66             188       712
Stage Compliance:(4)
  Stage 2.........................................       71              12              41       124
  Stage 3.........................................      494              57             161       712

---------------

(1) Certain aircraft included in the GE Capital fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2) The third parties include AerFi and AFT.

(3) For purposes of this table, 10 B737 aircraft have been included in the GE Capital fleet but both AerFi and GE Capital are included in the lease chain.

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

     In addition to managing the Aircraft, GECAS also participates in the management of aircraft assets owned by GE Group and other third parties, including AerFi and AFT. In the course of conducting such activities, GECAS will from time to time have conflicts of interest in performing its obligations on behalf of Airplanes Group. Under certain circumstances, the Servicer may resign from the performance of its duties pursuant to the Servicing Agreement in relation to all the Aircraft generally or, in certain circumstances, one or more Aircraft individually, provided in either case that (other than in the case of resignation for non-payment of fees) a replacement servicer has been appointed that complies with certain criteria. With respect to the negotiation of certain conflicts of interest, the Servicer may withdraw from representing Airplanes Group, which shall be required to appoint an independent representative to represent Airplanes Group as to such negotiation, and the Servicer shall be entitled to act on behalf of itself or any of its affiliates with respect to such negotiation.

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

     MANAGEMENT FEES

     Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Asset Based Servicing Fee") to the Servicer, pursuant to the Servicing Agreement, in a per annum amount initially equal to approximately 0.495% of an agreed book value of each Aircraft, payable monthly in arrears on a pro rata basis for the period such Aircraft is under management. The fee is indexed annually by reference to the US and Irish consumer price indices and for the year to March 31, 1999 it was 0.51% of agreed book value. Airplanes Group is obliged to pay for certain expenses incurred or approved by the Servicer on behalf of Airplanes Group in connection with the Servicer's performance of the Services. These expenses include, among other expenses, Aircraft maintenance costs and insurance, outside professional advisory fees (including legal fees) and other out of pocket expenses, all of which in the aggregate may constitute a significant additional component of Airplanes Group's total overhead costs. In the year ended March 31, 1999 Aircraft Maintenance Reserve expenditures amounted to $85 million. Other expenses, including outside professional advisory fees, insurance and other out of pocket expenses amounted to $26 million. The Servicer is also entitled to certain additional fees based on (i) the aggregate annual cash flow generated by the leases in excess of certain cash flow targets and (ii) sales of Aircraft at the direction of Airplanes Group. Such fees are subject to a mandatory aggregate annual minimum fee in the amount of $1.5 million. In the year ended March 31, 1999, the Servicer was paid $1.5 million in such additional fees.

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

     TAX STATUS

     By virtue of GECAS's ownership of 5% of the issued and outstanding ordinary share capital of Holding Co. and the continued ability of GECAS to satisfy certain employment levels in Shannon, Ireland, it is intended that the Irish tax resident Transferred Companies will continue to benefit from their status as Shannon certified companies. In connection with the AerFi Transaction, AerFi Group's 5% holding in Holding Co. was transferred to GECAS. As a result of their status as Shannon certified companies, the Irish tax resident Transferred Companies are intended to enjoy reduced rates of corporation tax and advance corporation tax together with improved entitlements to capital allowances. In addition, the benefits include the right to pay interest, in certain circumstances, without paying Irish withholding tax and to deduct payments of interest in computing liability for corporate tax. There can be no assurance that the future management of the Aircraft by the Servicer in accordance with the terms of the Servicing Agreement will not expose Holding Co. or the Irish tax resident Transferred Companies to tax liabilities outside Ireland. The Servicing Agreement sets out certain tax-related undertakings with respect to the Servicer which are designed to maintain a favorable tax treatment in Ireland for Holding Co. and the Irish tax resident Transferred Companies.

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

AERFI AS ADMINISTRATIVE AGENT AND CASH MANAGER

     INTRODUCTION TO AERFI

     AerFi is a significant lessor of modern (post-1985) commercial aircraft and is a major participant in the global commercial aviation industry. AerFi leases aircraft to a wide range of airlines throughout the world. AerFi Group sold, or is the parent of the seller of, each of the Transferred Companies and, through wholly-owned subsidiaries, provides administrative, accounting, liability management, financial consulting and cash management services to Airplanes Group in its capacity as Administrative Agent and Cash Manager.

     On November 20, 1998, AerFi Group concluded a transaction with GE Capital and GECAS in relation to a number of matters (the "AerFi Transaction"), the principal components of which are:

     - Replacement of a previous option with a new option (the "NEW GE OPTION"), exercisable at any time until October 29, 2001, to acquire a passive investment of up to 24.9% in AerFi (after exercise) at an option price of $0.60 per ordinary share (equivalent to the per share price under the previous option).

     - AerFi's servicing agreement with GECAS was amended to provide, among other things, for its termination on October 29, 2001 in consideration for a $61.25 million fee.

     - AerFi sold nine aircraft to GE Capital for an aggregate purchase price equal to AerFi's net book value (approximately $270 million).

     - AerFi assigned to GE Capital its rights under a purchase agreement with The Boeing Company for four new Boeing 737 aircraft. GE Capital reimbursed AerFi for all purchase price installments previously paid by AerFi.

     - GE Capital acquired the Class E Notes issued by Airplanes Limited and Airplanes Trust that were held previously by AerFi Group. GECAS continues as Servicer of Airplanes Group's Aircraft.

     - GE Capital was granted an option, exercisable at any time until October 29, 2001, to pay AerFi $35.9 million in satisfaction of GE Capital's obligation to make deferred payments to AerFi relating to 18 aircraft it previously purchased from AerFi. (This amount is equal to AerFi's book value of the deferred payments.)

     - AerFi agreed to satisfy its obligations as lessee under nine aircraft head leases from GE Capital for cash payments aggregating $36 million and assignment of its rights under the relevant subleases. On November 20, 1998, AerFi satisfied its obligations as lessee under eight of the aircraft head leases for a payment of $32.2 million and at March 31, 1999, was committed to satisfy its obligation in respect of the remaining head lease for a payment of $3.8 million.

     -  AerFi changed its name upon completion of the AerFi Transaction.

     In addition, on November 20, 1998, pursuant to an investment agreement dated September 30, 1998 (the "Investment Agreement") between AerFi Group, Texas Pacific Group ("TPG") and certain other AerFi Group shareholders (the "current shareholders") TPG purchased 61,595,497 ordinary shares in AerFi Group and 3,734,500 ordinary shares in AerFi Group were purchased by the current shareholders, in each case by tender offer. TPG also subscribed for 12,820,513 new ordinary shares in AerFi Group. Under the terms of the Investment Agreement, TPG has certain other rights, including the right to:

     -  appoint three members to the Board of AerFi Group

     -  veto significant corporate actions

     - exercise a substantial measure of influence over the nature and timing of any future flotation of shares of AerFi Group.

     At March 31, 1999, AerFi had a total of 63 aircraft in its portfolio. Fifty nine of these aircraft were on lease to 28 lessees in 17 countries. Of the 63 aircraft, 17 were leased in-leased out where AerFi effectively assumes the credit risk of the airline by leasing the aircraft from investors to whom it has previously sold the aircraft. Overall, narrowbody aircraft (including turboprops) constitute 84.06% of AerFi's portfolio by appraised value and Stage 3 aircraft (including turboprops) constitute 95.12% of AerFi's portfolio by appraised value. At March 31, 1999, 17.54% of the aircraft were Airbus A320s, 4.35% were Boeing 737-300s, and 5.4% were Boeing 737-400s, in each case calculated on the basis of appraisals of the aircraft's base values at January 31, 1999 (determined on the same basis as the calculation for the values of the Aircraft). At March 31, 1999, 34.47% of AerFi's aircraft were on lease to three airlines of which 17.11% were on lease to one U.S. airline, and 15.86% were on lease to one Brazilian airline, in each case by appraised value at January 31, 1999. On July 15, 1998, ALPS 94-1 was refinanced. This was achieved by the formation of a new holding company, AerCo, which issued $992 million in new notes. The existing ALPS 94-1 notes were repaid from the proceeds of this issue. As part of this transaction, AerFi subscribed for $112 million of Subclass E-1 Notes and $80 million of Subclass D-1 Notes in AerCo. At March 31, 1999, AerCo owned 34 aircraft. In future, AerCo may acquire additional aircraft assets and any related existing leases or similar arrangements, from various sellers, which may include AerFi.

     At March 31, 1999, narrowbody aircraft (including turboprops) constituted 100% of AerCo's portfolio by appraised value and Stage 3 aircraft (including turboprops) constituted 81.37% of AerCo's portfolio by appraised value. At March 31, 1999, AerCo owned Boeing aircraft constituting 64.84% by appraised value, Airbus A320 aircraft constituting 17.85%, Fokker 100 aircraft constituting 6.61% and MD83 aircraft constituting 7.19%, in each case by appraised value. At March 31, 1999, 10.53% of AerCo's portfolio (by appraised value) were on lease to North American airlines, 53.34% were on lease to European airlines, 16.43% were on lease to Latin American airlines and 19.7% were on lease to Asian airlines. At March 31, 1999, 34.99% of AerCo's portfolio were on lease to three airlines, of which 11.56% were on lease to one Spanish airline, 6.81% were on lease to one European airline and 6.8% were on lease to a Latin American airline, in each case by appraised value.

     AerFi no longer has an indirect interest in the Aircraft owned by Airplanes Group because the Airplanes Group Class E Notes, which it previously owned, were transferred to GE Capital as part of the AerFi Transaction.

     At March 31, 1999, AerFi employed 31 people who perform those functions for which AerFi has not delegated responsibility to GECAS pursuant to the AerFi Management Agreement. These include, inter alia, (a) monitoring GECAS's performance under the AerFi Management Agreement, (b) decisions with respect to AerFi's orders and options for future aircraft deliveries, (c) management of all AerFi's liabilities and certain assets, (d) performance of all finance, treasury and legal and regulatory functions not specifically provided by GECAS, (e) performance of all corporate secretarial activities, (f) management of all shareholder matters, (g) arrangement and procurement of all insurance other than insurance relating to the assets managed pursuant to the AerFi Management Agreement, (h) AerFi employee matters and (i) preparation and adoption of annual budgets. Accordingly, AerFi performs all accounting and financial reporting functions for its own fleet and a wholly-owned subsidiary of AerFi also performs such functions for Airplanes Group pursuant to the Administrative Agency Agreement.

     REMAINING AERFI INDEBTEDNESS

     The Acquisition was part of a broader restructuring of AerFi that involved the refinancing of AerFi indebtedness with the net proceeds of the Underwritten Offering, the elimination or re-scheduling of AerFi's aircraft and engine orders and the settlement of certain litigation. AerFi's intent was to refinance substantially all of its bank loans and other senior, secured debt and to enhance its ability to meet remaining secured and unsecured debt obligations as they mature. At March 31, 1996, AerFi had approximately $531 million in secured debt and approximately $1,044 million in unsecured debt. Since March 31, 1996, AerFi has continued to restructure its indebtedness and capital structure, including through the purchase of certain notes which it had previously issued. At March 31, 1999, AerFi had approximately $206 million in secured debt and approximately $33 million in unsecured debt. As of March 31, 1999, AerFi had cash on hand of $436 million ($113 million of which were restricted cash balances). The following table indicates the maturities of AerFi's remaining indebtedness as of March 31, 1999.

                                                                 YEAR ENDING MARCH 31,
                                                       ------------------------------------------
                                                       2000    2001    2002    2003    THEREAFTER
                                                       ----    ----    ----    ----    ----------
                                                                     (IN MILLIONS)
Secured facilities.................................     12       68     63       9          54
Unsecured facilities...............................      1       --     32      --          --
                                                       ---     ----    ---     ---        ----
Total..............................................     13       68     95       9          54
                                                       ===     ====    ===     ===        ====

---------------

     AerFi's ability to meet its remaining obligations as they fall due depends upon various factors, including many of the same factors that will affect the financial condition and business of Airplanes Group. In particular, AerFi's cash flow from operations may be adversely affected by any financial difficulties experienced by certain of its more significant lessees. If AerFi were to become unable to meet its obligations as they fall due or if AerFi Group or any of its affiliates were to become subject to a bankruptcy proceeding, a liquidator, examiner or creditor may be able to challenge the validity of the sale of the Transferred Companies. Furthermore, any inability of AerFi, AerFi Financial or AerFi Cash Manager to continue operations may adversely affect the performance of the roles of the Administrative Agent and Cash Manager.

ADMINISTRATIVE AGENT

     AerFi Financial acts as the Administrative Agent of Airplanes Group.

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

CASH MANAGER

     AerFi Cash Manager acts as the Cash Manager. The Cash Manager provides cash management and related services to Airplanes Group. In the ordinary course of Airplanes Group's business, the Cash Manager will inform the Servicer and the Administrative Agent of the aggregate deposits in the Accounts as required and provide such other information as shall be required in connection with the Accounts. Subject to certain limitations and at the direction of Airplanes Group, the Cash Manager is authorized to invest the funds held by Airplanes Group in the Collection Account and the Lessee Funded Account in certain prescribed investments on permitted terms. At all times, the Accounts will be maintained in the name of the Security Trustee, except that certain Rental Accounts which, for certain legal or other regulatory reasons, cannot be established in the name of the Security Trustee, will be maintained in the names of such parties as are specified in the relevant leases and maintained with another bank that has a rating of AA or the equivalent or higher or any other responsible or reputable bank.

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

ITEM 11.  EXECUTIVE COMPENSATION

     All Directors and Controlling Trustees are compensated for travel and other expenses incurred by them in the performance of their duties. Airplanes Limited and Airplanes Trust pays each Independent Director and Independent Trustee, as the case may be, an aggregate fee of $75,000 per annum for their services in both capacities. The Chairman of Airplanes Limited and Airplanes Trust receives an additional $50,000 per annum for his services in such capacity. Neither the Director nor the Controlling Trustee appointed by the holder of a majority in aggregate principal amount of the Class E Notes receives remuneration from Airplanes Limited or Airplanes Trust for his services. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann receive $7,500, $2,500 and $7,500, respectively, per annum for their services as directors of Holding Co. and certain of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of the above companies which they attend, subject to a maximum payment of $5,000 per annum for each of them. Mr. Cavanagh is entitled to receive an aggregate of $2,500 per annum from AeroUSA and AeroUSA 3 for his services as a director of those companies and is also entitled to receive an additional $1,000 in respect of each board meeting of these companies which he attends, subject to a maximum payment of $5,000 per annum.

     The Directors and the Controlling Trustees do not and will not receive any additional cash or non-cash compensation (either in the form of stock options, stock appreciation rights or pursuant to any long-term incentive plan, benefit or actuarial plan or any other similar arrangements of any kind) as salary or bonus for their services as Directors or Controlling Trustees. None of the Directors or Controlling Trustees has an employment contract with either Airplanes Limited or Airplanes Trust or serves as a member of a compensation committee of either Airplanes Limited or Airplanes Trust. The compensation of the Directors of Airplanes Limited is set forth in the Articles of Association of Airplanes Limited and that of the Controlling Trustees is set forth in the Airplanes U.S. Trust Amended and Restated Trust Agreement among AerFi, Inc., as Settlor, Wilmington Trust Company as the Delaware Trustee, and the Controlling Trustees referred to therein. None of the Directors or Controlling Trustees has any beneficial ownership in any of the equity securities of Airplanes Limited, Airplanes Trust or any of the subsidiaries of Airplanes Limited or Airplanes Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Airplanes Group has had and currently maintains various relationships with GE Capital and GECAS. First, GECAS acts as Servicer for Airplanes Group. Second, GECAS is a holder of 5% of the ordinary share capital of Holding Co. Third, Mr Hayden, an employee of GECAS, is a Director of Airplanes Limited and a Controlling Trustee of Airplanes Trust. Fourth, GE Capital holds the majority of the Airplanes Group Class E Notes and has an option over the residual interest in Airplanes Trust.

     Airplanes Group has had and currently maintains various relationships with AerFi. First, AerFi acted as promoter in establishing the entities that comprise Airplanes Group. Second, Airplanes Group purchased substantially all of its assets from AerFi. See "Item 1. Business -- Introduction". Third, AerFi was a holder of 5% of the ordinary share capital of Holding Co. Fourth, subsidiaries of AerFi Group act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the
Registrants -- Corporate Management". Upon completion of the AerFi Transaction, GE Capital acquired the Airplanes Group Class E Notes previously held by AerFi Group.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.
Schedules: Schedule II is submitted as a separate section of this report beginning on page S-1.

(a)(3) and (c).  Exhibits:

        3.1 Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995*
        3.2   Memorandum and Articles of Association of Airplanes
              Limited**
        3.3 Airplanes U.S. Trust Amended and Restated Trust Agreement among AerFi, Inc., as Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling Trustees referred to therein**
        4.1 Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers
              Trust Company, as Trustee**
        4.2   Trust Supplement No. 4 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.3   Trust Supplement No. 5 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.4   Trust Supplement No. 7 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.5   Trust Supplement No. 8 dated as of March 28, 1996 to the
              Pass Through Trust Agreement**
        4.6   Trust Supplement No. 9 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.7   Trust Supplement No. 10 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.8   Trust Supplement No. 11 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.9   Trust Supplement No. 12 dated as of March 16, 1996 to the
              Pass Through Trust Agreement***
        4.10  Trust Supplement A dated as of March 16, 1996 to the Pass
              Through Trust Agreement***
        4.11  Form of Subclass A-4 Pass Through Certificate**

        4.12  Form of Subclass A-5 Pass Through Certificate**
        4.13  Form of Subclass A-6 Pass Through Certificate***
        4.14  Form of Subclass A-7 Pass Through Certificate***
        4.15  Form of Subclass A-8 Pass Through Certificate***
        4.16  Form of Class B Pass Through Certificate***
        4.17  Form of Class C Pass Through Certificate**
        4.18  Form of Class D Pass Through Certificate**
        4.19  Airplanes Limited Indenture dated as of March 28, 1996 among
              Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
              Company, as Trustee**
        4.20  Supplement No. 1 to the Airplanes Limited Indenture***
        4.21  Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S. Trust, Airplanes Limited and Bankers
              Trust Company, as Trustee**
        4.22  Supplement No. 2 to the Airplanes Trust Indenture***
        4.23  Form of Floating Rate Subclass A-4 Note**
        4.24  Form of Floating Rate Subclass A-5 Note**
        4.25  Form of Floating Rate Subclass A-6 Note***
        4.26  Form of Floating Rate Subclass A-7 Note***
        4.27  Form of Floating Rate Subclass A-8 Note***
        4.28  Form of Floating Rate Class B Note**
        4.29  Form of 8.15% Class C Note**
        4.30  Form of 10.875% Class D Note**
        4.31  Form of 20.00% (inflation adjusted) Class E Note**
       10.1   Stock Purchase Agreement dated as of March 28, 1996 among
              AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**
       10.2   Stock Purchase Agreement dated as of March 28, 1996 among
              AerFi Group plc, Skyscape Limited and Airplanes Limited**
       10.3   Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
              Group plc, Airplanes Limited, AerFi II Limited, Airplanes
              U.S. Trust and AeroUSA, Inc.**
       10.4   Servicing Agreement dated as of March 28, 1996 among GE
              Capital Aviation Services, Limited, Airplanes Limited,
              AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
              AerFi Cash Manager Limited**
       10.5   Reference Agency Agreement dated as of March 28, 1996 among
              Airplanes Limited, Airplanes U.S. Trust Bankers Trust
              Company, as Airplanes Limited Indenture Trustee and
              Airplanes U.S. Trust Indenture Trustee, Bankers Trust
              Company, as Reference Agent and AerFi Cash Manager Limited,
              as Cash Manager**
       10.6   Secretarial Services Agreement dated as of March 28, 1996
              between Airplanes Limited and Mourant & Co. Secretaries
              Limited, as Company Secretary**
       10.7   Cash Management Agreement dated as of March 28, 1996 between
              AerFi Cash Manager Limited, as Cash Manager, AerFi Group
              plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
              Trust Company, as Trustee under each of the Airplanes
              Limited Indenture, the Airplanes U.S. Trust Indenture and
              the Security Trust Agreement**
       10.8   Form of Swap Agreement**
       10.9   Security Trust Agreement dated as of March 28, 1996 among
              Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
              Secretaries Limited, the Issuer Subsidiaries listed therein,
              AerFi Financial Services (Ireland) Limited, AerFi Cash
              Manager Limited, AerFi Group plc, GE Capital Aviation
              Services, Limited, Bankers Trust Company, as Airplanes U.S.
              Trust Indenture Trustee and Airplanes Limited Indenture
              Trustee, Bankers Trust Company, as Reference Agent, and
              Bankers Trust Company, as Security Trustee**
       12     Statement re Computation of Ratios
       21     Subsidiaries of the Registrants*
       23.1   Consent of Aircraft Information Services, Inc.

    23.2   Consent of BK Associates, Inc.
    23.3   Consent of Airclaims Limited
    27.1   Financial Data Schedule for Airplanes Limited
    27.2   Financial Data Schedule for Airplanes US Trust
    27.3   Financial Data Schedule for Airplanes Group
    99.1   Appraisal of Aircraft Information Services, Inc. relating to the Aircraft
    99.2   Appraisal of BK Associates, Inc. relating to the Aircraft
    99.3   Appraisal of Airclaims Limited relating to the Aircraft

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

     (b) Reports on Form 8-K: filed for event dates January 14, 1999, February 11, 1999 and March 11, 1999 (relating to the monthly report to holders of the Certificates); February 10, 1999 (relating to Airplanes Group press release) and February 12, 1999 (relating to Airplanes Group portfolio analysis).

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

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1999 and 1998, and the related statements of operations, changes in shareholders' deficit/net liabilities and cashflows for each of the years in the three year period ended March 31, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Limited and Airplanes U.S. Trust as at March 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three year period ended March 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                                           KPMG
                                                           Chartered Accountants
Dublin, Ireland
June 14, 1999

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                                                         MARCH 31,
                                            -------------------------------------------------------------------
                                                          1998                               1999
                                            --------------------------------   --------------------------------
                                            AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                    NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                    -----   ---------   ---------   --------   ---------   ---------   --------
                                                      ($MILLIONS)                        ($MILLIONS)
ASSETS
Cash..............................    5         212          6          218        218          6          224
Accounts receivable...............    6
  Trade receivables...............               19          4           23         38          5           43
  Allowance for doubtful debts....               (9)        (1)         (10)       (14)        (3)         (17)
Amounts due from/to Airplanes
  Trust...........................    7          33         --           33         --         35           35
Intercompany capital leases.......    8          38         --           38         36         --           36
Net investment in capital and
  sales type leases...............    9          61         38           99         20         36           56
Aircraft, net.....................   10       2,993        344        3,337      2,820        252        3,072
Other assets......................                5         --            5          4         --            4
                                             ------       ----       ------     ------       ----       ------
Total assets......................            3,352        391        3,743      3,122        331        3,453
                                             ======       ====       ======     ======       ====       ======
LIABILITIES
Accrued expenses and other
  liabilities.....................   11         437         36          473        581         51          632
Amounts due to/from Airplanes
  Limited.........................    7          --         33           33         35         --           35
Intercompany capital lease........    8                     38           38         --         36           36
Indebtedness......................   12       3,715        363        4,078      3,500        342        3,842
Provision for maintenance.........   13         292         23          315        266         17          283
Deferred income taxes.............   19          54         48          102         51         48           99
                                             ------       ----       ------     ------       ----       ------
Total liabilities.................            4,498        541        5,039      4,433        494        4,927
                                             ------       ----       ------     ------       ----       ------
Net liabilities/Shareholders
  Deficit.........................           (1,146)      (150)      (1,296)    (1,311)      (163)      (1,474)
                                             ------       ----       ------     ------       ----       ------
                                              3,352        391        3,743      3,122        331        3,453
                                             ======       ====       ======     ======       ====       ======

Commitments and Contingent Liabilities (Notes 20 and 21)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                      YEARS ENDED MARCH 31,
                           ---------------------------------------------------------------------------
                                                 1997                               1998
                                   --------------------------------   --------------------------------
                                   AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                           NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                           -----   ---------   ---------   --------   ---------   ---------   --------
                                             ($MILLIONS)                        ($MILLIONS)
REVENUES
Aircraft leasing.........   15        532          72         604        512          73         585
Aircraft sales...........   15         --          --          --         37          57          94
EXPENSES
Cost of aircraft sold....              --          --          --        (32)        (58)        (90)
Depreciation and
  amortisation...........            (191)        (32)       (223)      (170)        (22)       (192)
Net interest expense.....   16       (343)        (40)       (383)      (373)        (38)       (411)
Provision for
  maintenance............             (70)        (21)        (91)       (68)        (20)        (88)
Bad and doubtful debts...              --          --          --         --          --          --
Provision for loss making
  leases and net.........   17          5           7          12         14           3          17
Other lease costs........             (20)         (1)        (21)       (29)         (1)        (30)
Selling, general and
  administrative
  expenses...............   18        (35)         (3)        (38)       (35)         (3)        (38)
                                     ----         ---        ----       ----         ---        ----
OPERATING LOSS BEFORE
  INCOME TAXES...........            (122)        (18)       (140)      (144)         (9)       (153)
Income tax benefit.......   19         10          --          10          3          --           3
                                     ----         ---        ----       ----         ---        ----
NET LOSS.................            (112)        (18)       (130)      (141)         (9)       (150)
                                     ====         ===        ====       ====         ===        ====

                                YEARS ENDED MARCH 31,
                           --------------------------------
                                         1999
                           --------------------------------
                           AIRPLANES   AIRPLANES
                            LIMITED      TRUST     COMBINED
                           ---------   ---------   --------
                                     ($MILLIONS)
REVENUES
Aircraft leasing.........     484          42         526
Aircraft sales...........      37          95         132
EXPENSES
Cost of aircraft sold....     (32)        (86)       (118)
Depreciation and
  amortisation...........    (159)        (17)       (176)
Net interest expense.....    (388)        (40)       (428)
Provision for
  maintenance............     (67)         (2)        (69)
Bad and doubtful debts...      (9)         (2)        (11)
Provision for loss making
  leases and net.........      11           1          12
Other lease costs........     (13)         (1)        (14)
Selling, general and
  administrative
  expenses...............     (32)         (3)        (35)
                             ----         ---        ----
OPERATING LOSS BEFORE
  INCOME TAXES...........    (168)        (13)       (181)
Income tax benefit.......       3          --           3
                             ----         ---        ----
NET LOSS.................    (165)        (13)       (178)
                             ====         ===        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                   YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                                  AIRPLANES
                                                 AIRPLANES LIMITED                  TRUST        COMBINED
                                      ----------------------------------------   -----------   ------------
                                         SHARE                                                 SHAREHOLDERS
                                        CAPITAL         NET       SHAREHOLDERS       NET       DEFICIT/NET
                                       (NOTE 14)    LIABILITIES     DEFICIT      LIABILITIES   LIABILITIES
                                      -----------   -----------   ------------   -----------   ------------
                                      ($MILLIONS)   ($MILLIONS)   ($MILLIONS)    ($MILLIONS)   ($MILLIONS)
BALANCE AT MARCH 31, 1997..........        --          1,005         1,005           141          1,146
                                          ---          -----         -----           ---          -----
Net loss for the fiscal year.......        --            141           141             9            150
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 1998..........                    1,146         1,146           150          1,296
                                          ---          -----         -----           ---          -----
Net loss for the fiscal year.......                      165           165            13            178
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 1999..........                    1,311         1,311           163          1,474

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED MARCH 31,
                                 -------------------------------------------------------------------
                                               1997                               1998
                                 --------------------------------   --------------------------------
                                 AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                  LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                 ---------   ---------   --------   ---------   ---------   --------
                                           ($MILLIONS)                        ($MILLIONS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss.......................     (112)        (18)      (130)       (141)        (9)       (150)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and
  amortisation.................      191          32        223         170         22         192
Aircraft maintenance, net......       11          (9)         2           9          1          10
(Profit)/loss on disposal of
  aircraft.....................       --          --         --          (5)         1          (4)
Deferred income taxes..........      (10)         --        (10)         (3)        --          (3)
Provision for loss making
  leases.......................       (5)         (7)       (12)        (14)        (3)        (17)
Accrued and deferred interest
  expense......................      123          11        134         147         16         163
Changes in operating assets and
  liabilities:
Accounts receivable, net.......        1          --          1          17         (2)         15
Other accruals and
  liabilities..................       18           3         21           3          6           9
Other assets...................       (3)         (2)        (5)         --         (1)         (1)
                                   -----      ------      -----      ------       ----       -----
NET CASH PROVIDED BY OPERATING
  ACTIVITIES...................      214          10        224         183         31         214
                                   =====      ======      =====      ======       ====       =====
CASH FLOWS FROM INVESTING
  ACTIVITIES
Sale/(Purchase) of aircraft....       44         (44)        --          63         21          84
Intercompany account
  movements....................       --          --         --          --         --          --
Capital and sales type
  leases.......................       19          --         19          17         --          17
                                   -----      ------      -----      ------       ----       -----
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES.........       63         (44)        19          80         21         101
                                   =====      ======      =====      ======       ====       =====
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes.............     (216)        (22)      (238)     (2,494)      (247)     (2,741)
Issue of refinanced notes (net
  of costs)....................       --          --         --       2,201        218       2,419
Amounts due from Airplanes
  Trust to Airplanes Limited...      (56)         56         --          23        (23)         --
NET CASH (USED IN) FINANCING
  ACTIVITIES...................     (272)         34       (238)       (270)       (52)       (322)
                                   -----      ------      -----      ------       ----       -----
NET INCREASE/(DECREASE) IN
  CASH.........................        5          --          5          (7)        --          (7)
Cash at beginning of year......      214           6        220         219          6         225
                                   -----      ------      -----      ------       ----       -----
Cash at end of year............      219           6        225         212          6         218
                                   =====      ======      =====      ======       ====       =====
CASH PAID IN RESPECT OF:
Interest.......................      237          28        265         245         22         267
                                   =====      ======      =====      ======       ====       =====

                                      YEARS ENDED MARCH 31,
                                 --------------------------------
                                               1999
                                 --------------------------------
                                 AIRPLANES   AIRPLANES
                                  LIMITED      TRUST     COMBINED
                                 ---------   ---------   --------
                                           ($MILLIONS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss.......................     (165)       (13)        (178)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and
  amortisation.................      159         17          176
Aircraft maintenance, net......      (21)        (1)         (22)
(Profit)/loss on disposal of
  aircraft.....................       (5)        (9)         (14)
Deferred income taxes..........       (3)        --           (3)
Provision for loss making
  leases.......................      (11)        (1)         (12)
Accrued and deferred interest
  expense......................      187         18          205
Changes in operating assets and
  liabilities:
Accounts receivable, net.......      (12)        (1)         (13)
Other accruals and
  liabilities..................      (39)        11          (28)
Other assets...................       --         --           --
                                  ------       ----       ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES...................       90         21          111
                                  ======       ====       ======
CASH FLOWS FROM INVESTING
  ACTIVITIES
Sale/(Purchase) of aircraft....       48         79          127
Intercompany account
  movements....................       79        (79)          --
Capital and sales type
  leases.......................        8         --            8
                                  ------       ----       ------
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES.........      135         --          135
                                  ======       ====       ======
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes.............     (219)       (21)        (240)
Issue of refinanced notes (net
  of costs)....................       --         --           --
Amounts due from Airplanes
  Trust to Airplanes Limited...       --         --           --
NET CASH (USED IN) FINANCING
  ACTIVITIES...................     (219)       (21)        (240)
                                  ------       ----       ------
NET INCREASE/(DECREASE) IN
  CASH.........................        6         --            6
Cash at beginning of year......      212          6          218
                                  ------       ----       ------
Cash at end of year............      218          6          224
                                  ======       ====       ======
CASH PAID IN RESPECT OF:
Interest.......................      219         22          241
                                  ======       ====       ======

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                       NOTES TO THE FINANCIAL STATEMENTS

1.   SECURITIZATION TRANSACTION

     On March 28, 1996 ("THE CLOSING DATE") AerFi Group plc and its subsidiary undertakings ("AERFI") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction ("THE TRANSACTION").

     Under the terms of the Transaction, a combination ("AIRPLANES GROUP") comprising Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("AIRPLANES LIMITED") and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("AIRPLANES TRUST") together acquired directly or indirectly from AerFi a portfolio of 229 commercial aircraft (collectively the "AIRCRAFT") and related leases (the "LEASES"). The Transaction was effected by transferring existing subsidiaries of AerFi that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("NOTES") with approximately 91% of the principal amount of notes in each class being issued by Airplanes Limited and 9% approximately by Airplanes Trust. Airplanes Group also issued Class E Notes ranking after the Notes and these were taken up by AerFi as part consideration for the transfer of the Aircraft and certain related lease receivables. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

     On March 16, 1998 Airplanes Group successfully completed a refinancing of $2,437 million related to Class A and Class B Notes.

     On November 20, 1998 AerFi transferred its holding of Class E Notes to GE Capital Corporation ("GE CAPITAL").

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

     Accordingly, the financial statements reflect the results of operations, assets and liabilities relating to the aircraft transferred to Airplanes Limited and Airplanes Trust, from the date of original acquisition of controlling interest by AerFi of each aircraft. For all periods prior to the Closing Date, the financial statements have been prepared on the bases and assumptions set out below. For the period subsequent to the Closing Date the financial statements reflect the actual results of Airplanes Limited and Airplanes Trust.

  Bases and Assumptions

     (i) Prior to the Closing Date, an allocation of certain costs such as selling, general and administrative expenses of AerFi to Airplanes Limited and Airplanes Trust was made. The most significant element of these costs related to aircraft management fees, substantially all of which were asset based fees calculated as an annual percentage of a reference net book value of aircraft under management. Management believes that the bases for these allocations are reasonable.

                                AIRPLANES GROUP

2.   BASIS OF PREPARATION -- (CONTINUED)
     Airplanes Group has entered into a Servicing Agreement with GE Capital Aviation Services Limited ("GECAS") under which GECAS provides, inter alia, lease management and aircraft asset management services in return for a fee. Airplanes Group has also entered into an Administration Agency Agreement and a Cash Management Agreement with AerFi. In the years to March 31, 1999 $23.5 million and $9.2 million (1998: $26.2 million and $9 million) were charged by GECAS and AerFi respectively.

     (ii) In the period prior to the Closing Date it was assumed that Airplanes Group was financed with indebtedness to AerFi in an amount equivalent to the aggregate amount of all classes of notes (A, B, C, D and E) originally expected to be issued by Airplanes Group pursuant to the Transaction of $4,602 million. It was also assumed that such indebtedness built up as and when Airplanes Group acquired aircraft, at an amount equal to the appraised value (based on the value of each Aircraft given a stable market with a reasonable balance of supply and demand and a reasonable period of time available for marketing) of the aircraft at October 31, 1995. In addition, it was assumed that no repayment of debt was made prior to the Closing Date.

     At the Closing Date the actual aggregate amount of all classes of notes issued was $4,652 million. Of the $604 million Class E Notes issued, approximately $13 million were surrendered and cancelled under the terms of the Transaction (after giving effect to certain purchase price adjustments). It was assumed that the indebtedness to AerFi (explained above) was repaid from the proceeds of the Notes and the Class E Notes. Details of the terms of the various classes of Notes issued by Airplanes Group are set out in Note 12.

     Indebtedness at March 31, 1999 represents the aggregate of the Class A -- E Notes in issue. The $782 million decrease since the Closing Date represents actual cash repayments.

     (iii) The interest charged on Airplanes Group's indebtedness to AerFi in the periods prior to the Closing Date is based on AerFi's average cost of debt of 7.83% and 8.25% for the years ended March 31, 1995 and 1996, respectively. In the period subsequent to the Closing Date interest expense is based on the terms of the notes issued. Details of the interest rates applicable to the various classes of Notes are set out in Note 12.

     In respect of the portion of the indebtedness to AerFi which is represented by the E Note (assumed in these financial statements to be approximately 15% of total indebtedness up until the Closing Date), the Statements of Cash Flows in the periods prior to the Closing Date give effect to cash payments for interest of only 1% per annum and the balance is deferred and reflected as a movement in net liabilities.

     (iv) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the securitization transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from AerFi. The cash balances as at March 31, 1999, and March 31, 1998, represent the actual cash balances held by Airplanes Group at those dates.

     (v) In the period prior to the Closing Date, Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from AerFi.

     At March 31, 1999 and March 31, 1998 the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at that Date.

3.   RELATIONSHIP WITH AERFI GROUP PLC AND MANAGEMENT ARRANGEMENTS

     Airplanes Group's portfolio has been acquired entirely from AerFi pursuant to the Transaction.

     With effect from the Closing Date, GECAS provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with

                                AIRPLANES GROUP

3. RELATIONSHIP WITH AERFI GROUP PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED) certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

     As a holder of the majority of the Class E Notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited has a board of directors of five directors, including the director appointed by the holders of the Class E Notes. The controlling trustees of Airplanes Trust are the same individuals. GE Capital, GECAS' indirect parent, has an option to acquire up to 24.9% of the ordinary shares of AerFi Group at any time up to October 29, 2001.

     Certain cash management and administrative services are being provided by AerFi subsidiaries to Airplanes Group, pursuant to a cash management agreement and administrative agency agreement entered into by AerFi subsidiaries with Airplanes Group.

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

     Airplanes Group adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") with effect from April 1, 1996. The statement requires the recognition of an impairment loss for an asset held for use when the estimate of un-discounted future cashflows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market values reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows.

     FAS 121 also requires that long-lived assets to be disposed of, be reported at the lower of the carrying amount or fair value less estimated disposal costs.

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Cost comprises the invoiced cost net of manufacturers' discounts. Depreciation is calculated on a straight line basis. The estimates of useful lives and residual values are reviewed periodically. The current estimates for residual values are generally 15% of cost, and for useful lives are as follows:

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

  (d) Provision for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines and in many lease contracts the lessee makes a full or partial prepayment, calculated at an hourly rate, from which maintenance expenditures for major checks are disbursed. The undisbursed portion of these prepayments are included in the provision for maintenance which may from time to time include prepayments made by current lessees and prior lessees.

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

  (f) Provision for Loss Making Leases

     A lease agreement is deemed to be "Loss Making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest cost attributable to the relevant aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. At March 31, 1999 and March 31, 1998, the attributable allocated interest cost excludes the element of the interest on the Class E Notes, 9% per annum, which is payable only in the event that the principal amount on all the Notes is repaid. Provision is made for the expected losses on such leases.

  (g) Taxation

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial

                                AIRPLANES GROUP

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognised in the period that includes the enactment date.

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

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 1999 Airplanes Group owned 202 aircraft which it leased to 75 lessees in 40 countries. The geographic concentrations of leasing revenues is set out in Note 15.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalised airlines are more likely to seek operating leases.

     The exposure of Airplanes Group's aircraft to particular countries and customers is managed partly through concentration limits provided for under the terms of the notes and through obtaining security from lessees by way of deposits, letters of credit and guarantees. Airplanes Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. In the normal course of its business Airplanes Group (and in the past AerFi) has reached agreements with certain of its lessees to restructure their leases and defer certain receivable balances. Details of accounts receivable, deferred balances and provision for bad and doubtful debts are set out in Note 6.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to adverse market conditions arising from the devaluation of the Brazilian Real. At March 31, 1999, 16 of Airplanes Group's aircraft were being operated by 4 Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $18.9 million at March 31, 1999, of which $1.8 million has been deferred, and in respect of which allowances of $3.9 million for doubtful debts have been made.

     Mexico is a significant market for Airplanes Group's aircraft and at March 31, 1999, 21 of Airplanes Group's aircraft were being operated by 2 Mexican lessees. Difficult market conditions and substantial over-capacity continue to have an adverse effect on the Mexican air transport sector and restructuring negotiations with certain of Airplanes Group's Mexican lessees have been concluded, while negotiations with other lessees are continuing. Receivable balances with Mexican lessees in total were $1.5 million at March 31, 1999, of which $1.4 million has been deferred, and is fully covered by available security.

     Canadian Airlines, Airplanes Group's third largest lessee at March 31, 1999 by Appraised Value, approached its creditors including Airplanes Group, with proposals to reschedule its obligations. A rescheduling plan granted Canadian Airlines a deferral of operating lease rentals for a three month period and a deferral of finance lease principal payments for the six month period commencing from December 1997. The

                                AIRPLANES GROUP

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. Receivable balances at March 31, 1999 were $3.6 million which is fully covered by available security.

     Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region where at March 31, 1999 5 of Airplanes Group's aircraft were being operated by 4 lessees. Receivables balances including balances from lessees where the aircraft were returned during the year totalling $3.9 million were written off against existing provisions.

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

          (ii) The fair value of the A, B, C and D Notes issued by Airplanes Group outstanding at March 31, 1999 and 1998 was $3,261 million and $3,573 million respectively. While the amount subscribed for the E Notes was based on the appraised value of the aircraft at the Closing Date, the fair value of these Notes at March 31, 1999 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

          (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps and options to enter into interest rate swaps ("Swaptions"). At March 31, 1999 and 1998 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $2.32 billion and $2.55 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The objective of Airplanes Group's interest rate risk management policy is to correlate the contracted fixed and floating rental payments in its portfolio to the fixed and floating interest payments on the bonds, taking into account the expected amortisation of Class A and Class B Notes. The fair value of these Swaps at March 31, 1999 and 1998 was an unrealised loss of $7.77 million and an unrealised loss of $2.35 million respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default is managed in part through the purchase of Swaptions. At March 31, 1999 and 1998 Airplanes Group had entered into Swaptions with a notional value of $306 million and $226 million respectively. The fair value of the Swaptions at March 31, 1999 and 1998 was $1.2 million and $1.8 million respectively.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements or in the event of defaults by lessees. However, Airplanes Group does not anticipate non-performance by the counterparties and other parties and accounts for hedging losses resulting from lessee defaults as they are incurred.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 1999 comprise five major U.S./European financial institutions.

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in US dollars.

  (k) Year 2000

     The assessment of the Year 2000 risks relevant to Airplanes Group is in progress. Airplanes Group has not incurred any expense in addressing the Year 2000 issue, and does not expect to incur any significant costs.

5.   CASH

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Cash..............................................       212            6          218            6
                                                         ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 1999 and 1998 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 1999 and 1998 is restricted cash of $6 million.

6.   ACCOUNTS RECEIVABLE

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Trade receivables.................................        19            4           38            5
Allowance for doubtful debts......................        (9)          (1)         (14)          (3)
                                                         ---          ---          ---          ---
                                                          10            3           24            2
                                                         ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables................        12           --            7            1
  Allowance for doubtful debts....................        (2)          --           --           (1)
                                                         ---          ---          ---          ---
                                                          10           --            7           --
                                                         ===          ===          ===          ===

     Deferred lease receivables at March 31, 1999 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Mexico and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)), and in North America as a result of the deferral agreements reached with Canadian airlines and Tower Air.

     Receivables include amounts classified as due after one year of $1 million (Airplanes Limited $1 million and Airplanes Trust $Nil) at March 31, 1999 and $17 million (Airplanes Limited $17 and Airplanes Trust $NIL) at March 31, 1998.

                                AIRPLANES GROUP

7.   AMOUNTS DUE FROM AIRPLANES TRUST TO AIRPLANES LIMITED

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Amount receivable from Airplanes Trust............        33          (33)         (35)          35
                                                         ===          ===          ===          ===

     The balance represents the net amount due to Airplanes Limited in respect of Airplanes Trust's trading activities, including servicing of its' debt obligations.

8.   INTERCOMPANY CAPITAL LEASE.

     During the year ended March 1998 an aircraft owned by Airplanes Limited was leased to Airplanes Trust for onward lease to a third party. A summary of the net components (payable by Airplanes Trust to Airplanes Limited) of the investment in this lease as at March 31, 1999 is as follows:

                                                                 MARCH 31,
                                                                ------------
                                                                1998    1999
                                                                ----    ----
                                                                ($MILLIONS)
Total minimum lease payments receivable/payable.............     61      56
Less unearned revenue.......................................    (23)    (20)
                                                                ---     ---
                                                                 38      36
                                                                ===     ===

     Minimum future payments to be received/paid on this capital lease at March 31, 1999 is as follows:

                                                                   MINIMUM LEASE
                                                                PAYABLES RECEIVABLE
                                                                -------------------
                                                                    ($MILLIONS)
Years ending March 31
2000........................................................             5
2001........................................................             5
2002........................................................             5
2003........................................................             5
2004........................................................             5
Thereafter..................................................            31
                                                                        --
                                                                        56
                                                                        ==

     The capital lease with the third party is included in Note 9. For presentation purposes the lease in revenue and costs have been netted in the Statement of Operations of Airplanes Trust.

                                AIRPLANES GROUP

9.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases:

                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Total minimum lease payments receivable...........        57           61           13           56
Estimated residual values of leased assets........        23           --           11           --
Less unearned revenue.............................       (19)         (23)          (4)         (20)
                                                         ---          ---          ---          ---
Net investment in capital and sales type leases...        61           38           20           36
                                                         ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 1997, 1998 and 1999 amounted to $28 million, (Airplanes Limited $28 million, Airplanes Trust $nil), $26 million (Airplanes Limited $25 million, Airplanes Trust $1) and $20 million (Airplanes Limited $15 million, Airplanes Trust $5) respectively.

     Unearned revenue of $8 million (Airplanes Limited $8 million, Airplanes Trust $nil), $9 million (Airplanes Limited $9 million, Airplanes Trust $nil) and $8 million (Airplanes Limited $5 million, Airplanes Trust $3 million) for the years ended March 31, 1997 1998 and 1999, respectively, was amortised and included in revenue. All income arising on the Airplanes Trust capital lease is recorded in Airplanes Limited (see note 8).

     Minimum future payments to be received on such capital leases for aircraft at March 31, 1999 are as follows:

                                                                  MINIMUM LEASE
                                                               PAYABLES RECEIVABLE
                                                              ----------------------
                                                              AIRPLANES    AIRPLANES
                                                               LIMITED       TRUST
                                                              ---------    ---------
                                                                   ($MILLIONS)
Years ending March 31, 2000.................................      7            5
  2001......................................................      6            5
  2002......................................................     --            5
  2003......................................................     --            5
  2004......................................................     --            5
  Thereafter................................................     --           31
                                                                 --           --
                                                                 13           56
                                                                 ==           ==

                                AIRPLANES GROUP

10. AIRCRAFT

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
AIRCRAFT
Cost..............................................      4,187         486         4,096         386
Less Accumulated depreciation.....................     (1,194)       (142)       (1,276)       (134)
                                                       ------        ----        ------        ----
                                                        2,993         344         2,820         252
                                                       ======        ====        ======        ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years............................        155          54           252          --
  From one to five years..........................      2,102         202         2,109         206
  Less than one year..............................        659          88           445          46
Non revenue earning aircraft:
  Available for lease.............................          3          --            --          --
  Available for lease, subject to letters of
     intent.......................................         74          --            14          --
                                                       ------        ----        ------        ----
                                                        2,993         344         2,820         252
                                                       ======        ====        ======        ====

     Certain aircraft are subject to purchase options granted to existing lessees.

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1997                    1998                    1999
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Depreciation expense.....................     185          30         168          22         158          17
                                              ===         ===         ===         ===         ===         ===

     Depreciation expense for 1998 includes $2.1m of additional depreciation charged during the year in relation to the write down of the carrying values of three A300 aircraft, in accordance with FAS 121. Depreciation expense for 1997 includes $15m of additional depreciation charged during the year in relation to the write down of the carrying values of two DC10-30 aircraft, in accordance with FAS 121.

     At March 31, 1999 Airplanes Group owned 202 (1998:221) aircraft.

                                AIRPLANES GROUP

11. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Accrued expenses and other liabilities include:
Unearned revenue..................................        27            2           15            1
Provisions for loss making leases (Note 17).......        44            3           34            1
Interest accrued..................................       270           27          453           45
Other accruals....................................        42           --           31            1
Trade payables....................................         1           --           --           --
Deposits received.................................        53            4           48            3
                                                         ---          ---          ---          ---
                                                         437           36          581           51
                                                         ===          ===          ===          ===
Of which:
Payable within one year...........................        90            5           99            3
Payable after one year............................       347           31          482           48
                                                         ---          ---          ---          ---
                                                         437           36          581           51
                                                         ===          ===          ===          ===

12. INDEBTEDNESS

     The components of the debt are as follows:

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Indebtedness in respect of Notes issued:
Subclass A-4......................................        182          18           182          18
Subclass A-5......................................         85           8            --          --
Subclass A-6......................................        775          76           671          65
Subclass A-7......................................        502          50           501          49
Subclass A-8......................................        638          62           638          62
Class B...........................................        307          30           286          27
Class C...........................................        341          34           334          33
Class D...........................................        364          36           364          36
Class E...........................................        538          53           538          53
                                                        -----         ---         -----         ---
                                                        3,732         365         3,514         343
Discounts/costs arising on issue of Notes.........        (17)         (2)          (14)         (1)
                                                        -----         ---         -----         ---
                                                        3,715         363         3,500         342
                                                        =====         ===         =====         ===

                                AIRPLANES GROUP

12. INDEBTEDNESS -- (CONTINUED)
  Debt maturity

     The repayment terms of the A, B, C and D Notes are such that certain principal amounts are expected to be repaid on certain dates based on certain assumptions ("the Expected Final Payment Date") or refinanced through the issue of new Notes by specified Expected Final Payment Dates but in any event are ultimately due for repayment on specified final maturity dates ("the Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates, Principal Amount and interest rates applicable to each class of note are set out below:

                                             PRINCIPAL AMOUNT    EXPECTED FINAL   FINAL
CLASS/SUBCLASS OF NOTES  INTEREST RATES        AT YEAR END        PAYMENT DATE    MATURITY DATE
-----------------------  -----------------   ----------------    --------------   -------------
                                                   ($M)
Subclass A-4...........  (LIBOR+.62%)               200         March 15, 2003    March 15, 2019
Subclass A-6...........  (LIBOR+.34%)               736         January 15, 2004  March 15, 2019
Subclass A-7...........  (LIBOR+.26%)               550         March 15, 2001    March 15, 2019
Subclass A-8...........  (LIBOR+.375%)              700         March 15, 2003    March 15, 2019
Class B................  (LIBOR+.75%)               313         March 15, 2009    March 15, 2019
Class C................  (8.15%)                    367         March 15, 2011    March 15, 2019
Class D................  (10.875%)                  400         March 15, 2012    March 15, 2019
Class E................  (See below)                591         See below         See below
                                                  -----
                                                  3,857
                                                  =====

     Discounts on Notes issued and costs arising on the refinanced Notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinanced Notes.

     The dates on which principal repayments on the Notes will actually occur will depend on the cash generated by Airplanes Group and in the event that the sub-class A-4, A-7 and A-8 Notes are not repaid or refinanced by their Expected Final Payment Dates, additional interest will arise.

     LIBOR on the Class A and Class B Notes equates to the London interbank offered rate for one month US dollar deposits.

     Interest on the Class C and Class D fixed rate Notes is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The Class E Notes accrue interest for each Interest Accrual Period at a rate of 20% per annum. The stated interest rate on the Class E Notes is adjusted by reference to the U.S. Consumer Price Index. Except for the Class E Note Minimum Interest Amount plus the Class E Note Supplemental Interest Amount, each of which are paid at a rate of 1% and 10% multiplied by the Outstanding Principal Balance of the Class E Note, respectively, no interest will be payable on the Class E Notes until all of the interest, principal and premium, if any, on the Notes have been repaid in full. The principal on the Class E Notes will be repaid, subject to adequate funds being available, after the interest on the Class E Notes.

     In general the priority of the principal payments on the Notes is as set out below:--

     1. Specified minimum principal amounts on the A and the B Notes in that order.

     2. Additional amounts on the A Notes in the event that the value of the fleet falls below specified amounts.

     3.    Scheduled principal repayments on the C and D Notes in that order.

                                AIRPLANES GROUP

12. INDEBTEDNESS -- (CONTINUED)
     4. Specified additional amounts on the B Notes and the A Notes in that order.

     5. Thereafter cash available to repay the principal on the Notes is applied on each payment date to repay the outstanding principal on the D Notes, the C Notes, the B Notes and the A Notes in that order.

     On each payment date the priority of the principal amounts outstanding in respect of the various sub-classes of A Notes is A-6, A-7 and A-8 in that order.

13. PROVISION FOR MAINTENANCE

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Balance at April, 1...............................       287           26          292           23
Receivable during year............................        68           20           67            2
Expenditure/Transfers.............................       (63)         (23)         (93)          (8)
                                                         ---          ---          ---          ---
Balance at March, 31..............................       292           23          266           17
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

14. SHARE CAPITAL

                                                                AIRPLANES LIMITED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
                                                                       ($)
Ordinary shares, par value $1
Authorised 10,000...........................................    10,000     10,000
                                                                ======     ======
Issued 30...................................................        30         30
                                                                ======     ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 1999 the total unpaid cumulative preferential dividend amounted to $13,500.

                                AIRPLANES GROUP

15. REVENUES

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1997                    1998                    1999
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe.................................     193           1         192           1         203           1
  North America..........................      51          58          57         118          41         126
  South America..........................     180          12         222           9         215           8
  Rest of world..........................     108           1          78           2          63           1
                                              ---         ---         ---         ---         ---         ---
                                              532          72         549         130         521         137
                                              ===         ===         ===         ===         ===         ===
Of which, sales revenue to third parties
  represents.............................      --          --         (37)        (57)        (37)        (95)
                                              ---         ---         ---         ---         ---         ---
Leasing revenue..........................     532          72         512          73         484          42
                                              ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.............................      70          21          68          20          67           2
                                              ===         ===         ===         ===         ===         ===

     At March 31, 1999, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         1999
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($MILLIONS)
Year ending March 31,
  2000......................................................        369          54
  2001......................................................        295          41
  2002......................................................        221          33
  2003......................................................        125          21
  2004......................................................         49           9
  Thereafter................................................         78          --
                                                                  -----         ---
                                                                  1,137         157
                                                                  =====         ===

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 5.1%, and include aircraft subject to Letters of Intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in fiscal 1997, 1998 or 1999. For Airplanes Trust: (a) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1997, and individually these lessees accounted for 37% and 31% of leasing revenue, respectively, (b) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1998, and individually these lessees accounted for 38% and 29% of leasing revenue respectively and (c) two lessees each accounted for more than 10% of leasing revenue in the year ended March 31, 1999 and individually these lessees accounted for 39% and 14% of leasing revenue respectively.

                                AIRPLANES GROUP

16. NET INTEREST EXPENSE

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1997                    1998                    1999
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Interest on Notes issued.................     360          40         389          38         402          40
Interest income..........................     (17)         --         (16)         --         (14)         --
                                              ---         ---         ---         ---         ---         ---
                                              343          40         373          38         388          40
                                              ===         ===         ===         ===         ===         ===
Cash paid in respect of interest.........     237          28         245          22         201          22
                                              ===         ===         ===         ===         ===         ===

     For all periods subsequent to March 28, 1996 the Statement of Operations and the Statement of Cash Flows includes the actual amounts charged and paid respectively.

17. LOSS MAKING LEASES

                                                                   YEARS ENDED MARCH 31,
                                                      ------------------------------------------------
                                                               1998                      1999
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Provision.........................................        16           --            7           --
Utilisation.......................................       (30)          (3)         (18)          (1)
                                                         ---          ---          ---          ---
Net utilisation...................................       (14)          (3)         (11)          (1)
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

18. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1997                    1998                    1999
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
GECAS Management fees....................      24           2          24           2          22           2
Other selling, general and administrative
  expenses...............................      11           1          11           1          10           1
                                              ---         ---         ---         ---         ---         ---
                                               35           3          35           3          32           3
                                              ===         ===         ===         ===         ===         ===

     In the years ended March 31, 1999 and 1998 other selling, general and administrative expenses included an amount of $9 million (Airplanes Limited $9 million, Airplanes Trust $Nil) payable to AerFi in respect of Administration and Cash Management fees.

                                AIRPLANES GROUP

19. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily US entities).

  (a) Airplanes Limited

     Income tax benefit of Airplanes Limited consists of the following:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Current income tax..........................................      --       --       --
Deferred income tax.........................................      10        3        3
                                                                 ---      ---      ---
                                                                  10        3        3
                                                                 ===      ===      ===

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 1997, 1998 and 1999 and the expected tax benefit based on a tax rate of 10% is shown below:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Tax benefit at 10%..........................................      12       16       17
Non deductible E Note interest..............................     (12)     (13)     (17)
Release of over provision in respect of prior year..........      10       --        3
                                                                 ---      ---      ---
Actual tax benefit..........................................      10        3        3
                                                                 ===      ===      ===

     E Note interest is not deductible for tax purposes in Ireland.

     The deferred tax provision at March 31, 1997 was based on calculations of losses forward and capital allowances of Airplanes Limited at December 31, 1996 adjusted on an estimated basis to March 31, 1997. The release of the over provision in respect of the prior year primarily relates to the finalisation of these estimates.

     Airplanes Limited has net operating loss carryforwards of approximately $1,318 million as of March 31, 1999, which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                                 MARCH 31,
                                                                ------------
                                                                1998    1999
                                                                ----    ----
                                                                ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................    111     132
Deferred tax liability relating to:
  Aircraft..................................................    165     183
                                                                ---     ---
Net deferred tax liability..................................     54      51
                                                                ===     ===

                                AIRPLANES GROUP
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

19. PROVISION FOR INCOME TAXES -- (CONTINUED)
  (b) Airplanes Trust

     Income tax benefit of Airplanes Trust consists of the following:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Current income tax:
  Federal...................................................      --       --       --
  State.....................................................      --       --       --
                                                                 ---      ---      ---
Total current...............................................      --       --       --
                                                                 ---      ---      ---
Deferred income tax:
  Federal...................................................      --       --       --
  State.....................................................      --       --       --
                                                                 ---      ---      ---
Total deferred..............................................      --       --       --
                                                                 ---      ---      ---
                                                                  --       --       --
                                                                 ===      ===      ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 1997, 1998, and 1999 and the expected tax benefit based on the U.S. Federal statutory tax rate of 35% in 1997, 1998, and 1999 is shown below:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Tax benefit at statutory rate...............................       6        3        5
Post acquisition net operating losses -- not utilised.......      --       --        4
State taxes, net of Federal tax.............................       1       --       --
Non deductible E-Note interest..............................      (5)      (6)      (6)
Increase in valuation allowance.............................      (2)       3       (3)
                                                                 ---      ---      ---
                                                                  --       --       --
                                                                 ===      ===      ===

     Airplanes Trust has Federal tax net operating loss carryforwards of approximately $94 million as of March 31, 1999, which expire beginning in 2007.

                                AIRPLANES GROUP

19. PROVISION FOR INCOME TAXES -- (CONTINUED)
     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                                YEARS ENDED
                                                                 MARCH 31,
                                                                ------------
                                                                1998    1999
                                                                ----    ----
                                                                ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................     47      43
  Other.....................................................      6       8
  Valuation allowance.......................................    (16)    (26)
                                                                ---     ---
                                                                 37      25
                                                                ---     ---
Deferred tax liabilities relating to:
  Aircraft..................................................     85      73
                                                                ---     ---
Net deferred tax liability..................................     48      48
                                                                ===     ===

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under US "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 1997, 1998 and 1999 the maximum potential exposure under these provisions is $7 million, $4 million and $1.3 million, respectively. Airplanes Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and AerFi, Airplanes Trust was liable to AerFi for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust was obliged to satisfy this liability in cash only to the extent that payments due to tax authorities from AerFi are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder was to be paid in the form of subordinated notes. Conversely, Airplanes Trust was entitled to be reimbursed by AerFi for any tax benefits provided subsequent to the completion of the Transaction, to AerFi from Airplanes Trust's tax losses. AerFi has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction. In the year ended March 31, 1999 no tax sharing will occur as both groups will be in a loss position.

     Subsequent to November 20, 1998, Aero USA, Inc. and AeroUSA 3, Inc. now file United States federal consolidated tax returns and certain state and local tax returns with GE Capital. In addition, on November 20, 1998, Airplanes Trust entered into a Tax Sharing Agreement with GE Capital which is substantially similar to the Tax Sharing Agreement between Airplanes Trust and AerFi which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from AerFi, Inc.

20. COMMITMENTS

  Capital Commitments

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 1999.

                                AIRPLANES GROUP

21. CONTINGENT LIABILITIES

  Guarantees

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Limited and Airplanes Trust, respectively, pursuant to the Transaction, details of which are set out in Note 1.

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

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST:

     Under date of June 14, 1999, we reported on the balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1998 and 1999, and the related statements of operations, changes in shareholders' deficit/net liabilities and cash flows for each of the years in the three year period ended March 31, 1999, which are included in this Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in this Report on Form 10-K. This financial statement schedule is the responsibility of the companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG
                                                           Chartered Accountants

Dublin, Ireland
June 14, 1999

                                AIRPLANES GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                              ACCOUNTS RECEIVABLE

                                  SCHEDULE II

                                             BALANCE AT   CHARGED/(RELEASED)    DEDUCTION
                                             BEGINNING       TO COSTS AND      (WRITE-OFFS/   BALANCE AT
AIRPLANES LIMITED                             OF YEAR          EXPENSES         TRANSFERS)    END OF YEAR
-----------------                            ----------   ------------------   ------------   -----------
                                                                     ($MILLIONS)
Year ended March 31,
  1997....................................       12                2                (2)           12
  1998....................................       12                1                (4)            9
  1999....................................        9               11                (4)           14

                                             BALANCE AT   CHARGED/(RELEASED)    DEDUCTION
                                             BEGINNING       TO COSTS AND      (WRITE-OFFS/   BALANCE AT
AIRPLANES TRUST                               OF YEAR          EXPENSES         TRANSFERS)    END OF YEAR
---------------                              ----------   ------------------   ------------   -----------
                                                                     ($MILLIONS)
Year ended March 31,
  1997....................................        1               --                --             1
  1998....................................        1               --                --             1
  1999....................................        1                2                --             3

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

                                               AIRPLANES U.S. TRUST

                                               By:    /s/ ROY M. DANTZIC

                                                 -------------------------------
                                                 Roy M. Dantzic
                                                 Controlling Trustee

Dated: June 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 30, 1999.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
             /s/ HUGH R. JENKINS                      Controlling Trustee
---------------------------------------------         (principal executive officer)
               Hugh R. Jenkins

             /s/ ROY M. DANTZIC                       Controlling Trustee
---------------------------------------------         (principal financial officer)
               Roy M. Dantzic

            /s/ WILLIAM M. MCCANN                     Controlling Trustee
---------------------------------------------         (principal accounting officer)
              William M. McCann

             /s/ BRIAN T. HAYDEN                      Controlling Trustee
---------------------------------------------
               Brian T. Hayden

           /s/ RICHARD E. CAVANAGH                    Controlling Trustee
---------------------------------------------
             Richard E. Cavanagh

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
3.1       Certificate of Incorporation of Atlanta Holdings Limited
          dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995*
3.2       Memorandum and Articles of Association of Airplanes
          Limited**
3.3       Airplanes U.S. Trust Amended and Restated Trust Agreement
          among AerFi, Inc., as Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling Trustees referred to therein**
4.1       Pass Through Trust Agreement dated as of March 28, 1996
          among Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee**
4.2       Trust Supplement No. 4 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.3       Trust Supplement No. 5 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.4       Trust Supplement No. 7 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.5       Trust Supplement No. 8 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**
4.6       Trust Supplement No. 9 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.7       Trust Supplement No. 10 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.8       Trust Supplement No. 11 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.9       Trust Supplement No. 12 dated as of March 16, 1996 to the
          Pass Through Trust Agreement***
4.10      Trust Supplement A dated as of March 16, 1996 to the Pass
          Through Trust Agreement***
4.11      Form of Subclass A-4 Pass Through Certificate**
4.12      Form of Subclass A-5 Pass Through Certificate**
4.13      Form of Subclass A-6 Pass Through Certificate***
4.14      Form of Subclass A-7 Pass Through Certificate***
4.15      Form of Subclass A-8 Pass Through Certificate***
4.16      Form of Class B Pass Through Certificate***
4.17      Form of Class C Pass Through Certificate**
4.18      Form of Class D Pass Through Certificate**
4.19      Airplanes Limited Indenture dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee**
4.20      Supplement No. 1 to the Airplanes Limited Indenture***
4.21      Airplanes U.S. Trust Indenture dated as of March 28, 1996
          among Airplanes U.S. Trust, Airplanes Limited and Bankers
          Trust Company, as Trustee**
4.22      Supplement No. 2 to the Airplanes Trust Indenture***
4.23      Form of Floating Rate Subclass A-4 Note**
4.24      Form of Floating Rate Subclass A-5 Note**
4.25      Form of Floating Rate Subclass A-6 Note***
4.26      Form of Floating Rate Subclass A-7 Note***
4.27      Form of Floating Rate Subclass A-8 Note***
4.28      Form of Floating Rate Class B Note***
4.29      Form of 8.15% Class C Note**
4.30      Form of 10.875% Class D Note**
4.31      Form of 20.00% (inflation adjusted) Class E Note**
10.1      Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**

EXHIBIT
NUMBER
-------
10.2      Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi Group plc, Skyscape Limited and Airplanes Limited**
10.3      Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
          Group plc, Airplanes Limited, AerFi II Limited, Airplanes
          U.S. Trust and AeroUSA, Inc.**
10.4      Servicing Agreement dated as of March 28, 1996 among GE
          Capital Aviation Services, Limited, Airplanes Limited,
          AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
          AerFi Cash Manager Limited**
10.5      Reference Agency Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust Bankers Trust
          Company, as Airplanes Limited Indenture Trustee and
          Airplanes U.S. Trust Indenture Trustee, Bankers Trust
          Company, as Reference Agent and AerFi Cash Manager Limited,
          as Cash Manager**
10.6      Secretarial Services Agreement dated as of March 28, 1996
          between Airplanes Limited and Mourant & Co. Secretaries
          Limited, as Company Secretary**
10.7      Cash Management Agreement dated as of March 28, 1996 between
          AerFi Cash Manager Limited, as Cash Manager, AerFi Group
          plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee under each of the Airplanes
          Limited Indenture, the Airplanes U.S. Trust Indenture and
          the Security Trust Agreement**
10.8      Form of Swap Agreement**
10.9      Security Trust Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
          Secretaries Limited, the Issuer Subsidiaries listed therein,
          AerFi Financial Services (Ireland) Limited, AerFi Cash
          Manager Limited, AerFi Group plc, GE Capital Aviation
          Services, Limited, Bankers Trust Company, as Airplanes U.S.
          Trust Indenture Trustee and Airplanes Limited Indenture
          Trustee, Bankers Trust Company, as Reference Agent, and
          Bankers Trust Company, as Security Trustee**
12        Statement re Computation of Ratios
21        Subsidiaries of the Registrants*
23.1      Consent of Aircraft Information Services, Inc.
23.2      Consent of BK Associates, Inc.
23.3      Consent of Airclaims Limited
27.1      Financial Data Schedule for Airplanes Limited
27.2      Financial Data Schedule for Airplanes U.S. Trust
27.3      Financial Data Schedule for Airplanes Group
99.1      Appraisal of Aircraft Information Services, Inc. relating to the Aircraft
99.2      Appraisal of BK Associates, Inc. relating to the Aircraft
99.3      Appraisal of Airclaims Limited relating to the Aircraft

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