Form 10-Q
period 1999-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1999-08-16
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number 33-99970-01

                                   ---------

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

            Form 10-Q for the Three Month Period Ended June 30, 1999

                                     Index

Part I.       Financial Information                                    Page No.

Item 1.  Financial Statements (Unaudited)                                 3

o    Unaudited Condensed Balance Sheets - June 30, 1999 and
     March 31, 1999
o Unaudited Condensed Statements of Operations - Three Months Ended June 30, 1999 and June 30, 1998
o Unaudited Condensed Statements of Changes in Shareholders Deficit/Net Liabilities - Three months Ended June 30, 1999 and June 30, 1998
o Unaudited Condensed Statements of Cash Flows - Three months Ended June 30, 1999 and June 30, 1998
o    Notes to the Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3. Quantitative Qualitative Disclosures about Market Risks          19

Part II. Other Information

Item 1.  Legal Proceedings                                               24

Item 6.  Exhibits and Reports on Form 8 - K                              25

Signatures

Index to Exhibits

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

                                AIRPLANES GROUP

                      UNAUDITED CONDENSED BALANCE SHEETS

                                                                March 31,                          June 30,
                                                    --------------------------------   --------------------------------
                                                                  1999                              1999
                                                    --------------------------------   --------------------------------
                                                    Airplanes   Airplanes              Airplanes   Airplanes
                                                     Limited      Trust     Combined    Limited      Trust     Combined
                                                    ---------   ---------   --------   ---------   ---------   --------
                                                               ($millions)                        ($millions)

ASSETS
Cash                                                     218           6        224         210           6        216
Accounts receivable
  Trade receivables                                       38           5         43          46           4         50
  Allowance for doubtful debts                           (14)         (3)       (17)        (17)         (1)       (18)
Amounts due from Airplanes Trust                           0          35         35                      33         33
Intercompany capital lease                                36                     36          36                     36
Net investment in capital and sales
  type leases                                             20          36         56          18          36         54
Aircraft, net                                          2,820         252      3,072       2,780         248      3,028
Other assets                                               4           0          4           3           0          3
                                                       -----       -----      -----       -----       -----      -----
Total assets                                           3,122         331      3,453       3,076         326      3,402
                                                       =====       =====      =====       =====       =====      =====
LIABILITIES
Accrued expenses and other liabilities                   581          51        632         626          56        682
Amounts due to Airplanes Limited                          35           0         35          33           0         33
Intercompany capital lease                                -           36         36           0          36         36
Indebtedness                                           3,500         342      3,842       3,458         338      3,796
Provision for maintenance                                266          17        283         268          17        285
Deferred income taxes                                     51          48         99          53          48        101
                                                       -----       -----      -----       -----       -----      -----
Total liabilities                                      4,433         494      4,927       4,438         495      4,933
                                                       -----       -----      -----       -----       -----      -----
Net Liabilities                                       (1,311)       (163)    (1,474)     (1,362)       (169)    (1,531)
                                                       -----       -----      -----       -----       -----      -----
                                                       3,122         331      3,453       3,076         326      3,402
                                                       =====       =====      =====       =====       =====      =====


                The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended June 30,
                                                    -------------------------------------------------------------------
                                                                  1998                              1999
                                                    --------------------------------   --------------------------------
                                                    Airplanes   Airplanes              Airplanes   Airplanes
                                                     Limited      Trust     Combined    Limited      Trust     Combined
                                                    ---------   ---------   --------   ---------   ---------   --------
                                                               ($millions)                        ($millions)

Revenues
Aircraft leasing                                         123          11        134         118          11        129
Aircraft Sales                                            24          94        118           2           -          2
Other Income                                                                                  1           -          1

Expenses
Cost of Aircraft Sold                                   (22)         (85)      (107)         (1)          -         (1)
Depreciation and amortization                           (40)          (4)       (44)        (39)         (4)       (43)
Net interest expense                                    (95)          (9)      (104)       (100)        (10)      (110)
Provision for maintenance                               (16)          (1)       (17)        (14)         (1)       (15)
Bad and doubtful debts                                   (4)          (1)        (5)         (8)         (1)        (9)
Provision for loss making leases, net                     1            -          1           3           -          3
Other lease costs                                        (4)          (1)        (5)         (3)          -         (3)
Selling, general and
  administrative expenses                                (8)          (1)        (9)         (8)         (1)        (9)
                                                       -----       -----      -----       -----       -----      -----
Operating (loss) before provisions
for income tax                                          (41)           3        (38)        (49)         (6)       (55)
Income tax benefit/(charge)                               -            -          -          (2)          -         (2)
                                                       -----       -----      -----       -----       -----      -----
Net (loss)                                              (41)           3        (38)        (51)         (6)       (57)
                                                       =====       =====      =====       =====       =====      =====





                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

               Three Months Ended June 30, 1998 and June 30, 1999

                                                  Airplanes Limited            Airplanes Trust    Combined
                                     ----------------------------------------  ----------------  -----------
                                       Share         Net       Shareholders'         Net         Shareholders
                                      Capital     Liabilities     Deficit        Liabilities     Deficit/ Net
                                                                                                 Liabilities
                                     ----------------------------------------  ----------------  -----------
                                     ($millions)  ($millions)   ($millions)      ($millions)     ($millions)


Balance at March 31, 1998                     0        1,146           1,146               150        1,296

Net loss for the period                                   41              41                (3)          38
                                     ----------   ----------      ----------    --------------   ----------
Balance at September 30, 1995                 0        1,187           1,187               147        1,334
                                     ==========   ==========      ==========    ==============   ==========

Balance at March 31, 1999                     0        1,311           1,311               163        1,474

Net loss for the period                                   51              51                 6           57
                                     ---------------------------------------   ---------------   ----------
Balance at September 30, 1996                          1,362           1,362               169        1,531
                                     ==========   ==========      ==========    ==============   ==========




                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                      Three Months Ended June 30,
                                                    -------------------------------------------------------------------
                                                                  1998                              1999
                                                    --------------------------------   --------------------------------
                                                    Airplanes   Airplanes              Airplanes   Airplanes
                                                     Limited      Trust     Combined    Limited      Trust     Combined
                                                    ---------   ---------   --------   ---------   ---------   --------
                                                               ($millions)                        ($millions)

Cash flows from operating activities
Net loss                                                 (41)          3        (38)        (51)         (6)      (57)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization                             40           4         44          39           4        43
Aircraft maintenance, net                                 (7)         (1)        (8)          3           -         3
Profit on disposal of aircraft                            (2)         (9)       (11)         (1)          -        (1)
Deferred income taxes                                      -           -          -           2           -         2
Provision for loss making lease                           (1)          -         (1)         (3)          -        (3)
Provision for Bad Debts                                    4           1          5           8           1         9
Accrued and deferred interest expense                     42           4         46          52           5        57

Changes in operating assets and liabilities:
Accounts receivable, net                                  (5)          -         (5)        (17)          2       (15)
Intercompany account movements                           (10)         10          -           2          (2)        -
Other accruals and liabilities                            (8)         (1)        (9)         (3)          -        (3)
                                                       -----       -----      -----       -----       -----     -----
Net cash provided by/(utilized in)
operating activities                                      12          11         23          31           4        35
                                                       =====       =====      =====       =====       =====     =====
Cash flows from investing activities
Purchase/Sale of aircraft                                 39          79        118           2           -         2
Intercompany movements - Airplanes Group                  79         (79)
Capital and sales type leases                              3           -          3           2           -         2
                                                       -----       -----      -----       -----       -----     -----
Net cash provided by
investing activities                                     121           -        121           4           -         4
                                                       =====       =====      =====       =====       =====     =====
Cash flows from financing activities
Decrease in indebtedness                                (128)        (11)      (139)        (43)         (4)      (47)
                                                       -----       -----      -----       -----       -----     -----
Net cash used in
  financing activites                                   (128)        (11)      (139)        (43)         (4)      (47)
                                                       =====       =====      =====       =====       =====     =====
Net increase/(decrease) in cash                            5           -          5          (8)          -       (8)

Cash at beginning of period                              212           6        218         218           6       224
                                                       -----       -----      -----       -----       -----     -----
Cash at end of period                                    217           6        223         210           6       216
                                                       =====       =====      =====       =====       =====     =====
Cash paid in respect of:
Interest                                                  53           6         59          51           5        56
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

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of Notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by AerFi as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at June 30, 1999 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

     The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 1999 and for the three month periods ending June 30, 1999 and June 30, 1998. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


The accompanying financial statements of Airplanes Limited and Airplanes Trust have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 1999, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes
- Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of AerFi Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at June 30, 1999, 27 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At June 30, 1999, 200 of the remaining 201 Aircraft were on lease to 73 operators in 38 countries.

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

Cashflow Performance Relative to March 1998 Assumptions

The March 16, 1998 prospectus relating to the Refinancing contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the July 9, 1999 Calculation Date (the "Period"), the cash performance of Airplanes Group was $11 million ahead of the 1998 Assumptions. This was entirely due to Aircraft sales of $86 million not assumed in the 1998 Assumptions. This positive sales variance was substantially offset by Net Operating Cashflows which were $76 million lower than the 1998 Assumptions in the Period. ("Net Operating Cashflows" comprise gross lease revenue cashflows after selling, general and administrative expenses, maintenance costs, operating costs (including interest costs) and expenditure due to Aircraft downtime, defaults, repossession and bad debts.) In addition, during the Period, Airplanes Group exercised an option to purchase shares in an airline which had been granted under the terms of the lease of an aircraft to this lessee. The shares were subsequently sold yielding net proceeds of $1 million.

At July 15, 1999, having made the principal and interest distributions on that date, Airplanes Group held cash balances of $185 million, $169 million in the liquidity reserve and $16 million in the expense account. The cash balances retained by Airplanes Group in the form of the liquidity reserve and expense account decreased by $11 million between March 1998 and May 1999 which, when combined with the positive cash performance of $11 million, resulted in principal distributions in the Period of $22 million higher than the 1998 Assumptions.

Aircraft Sales

Sales proceeds of $133 million were received in the Period in respect of the sale of 20 Aircraft which included six DC8-71Fs, one B737-300, four B737-200A and one A300-B4-100 which was scrapped. In addition, Airplanes Group disposed of eight DC9 Aircraft pursuant to a lessee purchase option, all of which were over 25 years old at date of sale and the proceeds received for these Aircraft were negligible. The 1998 Assumptions reflected sales proceeds of $47 million in respect of the sale of three DC8-71F Aircraft only.

Net Operating Cashflows

Net Operating Cashflows were $76 million lower than the 1998 Assumptions in the Period due to the following:

     Lease revenue receipts

     Lease revenue receipts were $37 million lower than the 1998 Assumptions in the Period. This negative variance is primarily as a result of a number of lessees (in particular Brazilian lessees as a result of currency difficulties) going into arrears on their rental payments ($34 million), revenue foregone due to Aircraft sales ($17 million) and other net negative variances ($8 million) due to differences in lease rates and interest rate movements. These factors were partially offset by the fact that revenue lost through downtime and defaults was $22 million lower than assumed in the 1998 Assumptions.

     Net maintenance costs

     Net maintenance costs were higher than the 1998 Assumptions by approximately $30 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero) primarily due to the acceleration of maintenance events in the amount of $19 million due to Aircraft repossessions, the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases and a greater than expected incidence of maintenance events in the Period. Maintenance expenditure may vary significantly from period to period as it is impacted by the timing and incidence of checks, where checks are performed, the type and age of the aircraft as well as events such as lease extensions and early redeliveries. In addition to maintenance expenditure, Airplanes Group also incur technical costs with respect to the Aircraft which are included in "Other leasing/repossession costs".

     Other leasing/repossession costs

     Other leasing costs were approximately $17 million greater than the 1998 Assumptions in the Period. The 1998 Prospectus assumed that other leasing costs would amount to 2% of lease revenues. Since March 1998 other leasing costs have amounted to approximately 5% of lease revenues. In general, other leasing costs have exceeded the 1998 Assumption primarily due to high transition costs on Aircraft redelivering in the Period and the level of payments made in the form of lessor contributions to certain technical costs during the term of certain leases. This included payments made in the form of lessor contributions to engine refurbishment costs on two A300 Aircraft.

     In addition, repossession costs at 1% of lease revenues received exceeded the 1998 Assumption of 0.8% by $1 million. These repossession costs were primarily in respect of three MD83 Aircraft repossessed from Sunways and four F100 Aircraft repossessed from Sempati. To a lesser extent they were also related to one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was redelivered from an Indonesian lessee and subsequently sold in June 1998.

     Net interest payments (including hedging costs)

     Net interest payments (including hedging costs) were $14 million lower than the 1998 Assumptions due to the following:

     Interest payments on the floating rate Class A ($13 million) and Class B ($2 million) Notes were lower than assumed as a result of a combination of lower principal balances outstanding due to the greater than assumed principal amortisation and the lower interest rate environment. Also, since the February 1999 Payment Date there has been a suspension of payments of Class E Minimum Interest Amount ($3 million) due to the reallocation of cashflows to the more senior Note classes as a result of a greater than assumed reduction in aircraft valuations in the period to February 5, 1999.

     Net interest swap payments were $5 million greater than the 1998 Assumptions. In addition, payments of $2 million in respect of the Minimum and Supplemental Hedge Payments in the Period were not assumed in the 1998 Assumptions.

     Airplanes Group's cashflows in the Period were also positively affected by the receipt of default interest on overdue lease rentals from lessees of $1 million. The 1998 Assumptions did not assume any payment of default interest. Interest income receipts were $2 million higher than the 1998 Assumptions due to higher cash balances retained in Airplanes Group.

     Security deposits

     There was a net decrease of $5 million in lessee security deposits held by Airplanes Group over the Period which was not assumed in the 1998 Assumptions. This decrease was represented by an equivalent movement in the Liquidity Reserve.

Principal Distributions

As a result of the above, Airplanes Group repaid $22 million more debt in the Period than assumed. Distributions of principal to the Class A Certificateholders were $22 million greater than assumed and distributions of principal to the Class B Certificateholders were $7 million greater than assumed. The February 1999 decrease in aircraft valuations has resulted in a reallocation of cashflows in favour of the Class A Notes through the payment of Class A Principal Adjustment Amounts. Accordingly, since the February 1999 Payment Date there has been a deferral of payments of the Class C and D Scheduled Principal Amounts ($6 million and $1 million respectively). Following the distributions to Certificateholders on July 15, 1999, the Class A Principal Adjustment Amount outstanding was $17 million.

Recent Developments

The aircraft leasing industry is being adversely affected by a rapid increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types. Airplanes Group has eighteen aircraft to remarket in the next six months. These comprise (5 x B737 300's / 400's, 2 x A300, 2 x ATR 42, 2 x MD83, 3 x DHC
8-300's, 1 x DC8-73 and 3 x B767's). As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing these aircraft at satisfactory lease rates and without incurring substantial downtime.

Trading conditions in the civil aviation industry have been adversely affected by the severe economic and financial difficulties experienced in Latin America. This downturn has undermined business confidence in the region and has had an adverse impact on the results of operations of some of Airplanes Group's lessees in the region which may adversely affect Airplanes Group's future revenues and cashflows.

Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency. Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated rental payments under the leases. Failure by Brazil to overcome its current financial crisis could result in the crisis spreading to other Latin American economies and economies in other emerging markets. Future developments in the political systems or economies of Brazil and other Latin America countries may have a material adverse effect on lessee operations in those countries. At June 30, 1999, Airplanes Group leased 68 Aircraft representing 33.28% of its portfolio by Appraised Value to operators in Latin America of which 15 Aircraft representing 12.97% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly further deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

During the three months ended June 30, 1999, the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with a Brazilian lessee, the lessee of a B767 Aircraft representing 1.73% of the portfolio by Appraised Value. The restructured amount of approximately $8 million is being repaid over 24 months commencing in September 1999.

In addition, the Servicer is currently in negotiation with two other Brazilian lessees with regard to restructuring outstanding receivables. One lessee leases three MD11 Aircraft and three B737-500 Aircraft (7.99% of the portfolio by Appraised Value) and one lessee leases eight F100 aircraft (3.26% of the portfolio by Appraised Value).

Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate nine Aircraft, representing 5.14% of the portfolio by

Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the dollar denominated rental payments under the leases. The Servicer is currently in discussions with one Colombian lessee (3.67% of the Portfolio by Appraised Value) regarding a possible restructuring of its receivable balances.

The economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. The economic difficulties in Indonesia have resulted in civil disturbances and a change of government in that country. Several airlines in the region have announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that now prevail in large parts of the region last for a significant period of time these will have an adverse impact on operators in the region as well as global aircraft demand. At June 30, 1999, Airplanes Group leased 16 Aircraft, representing 9.37% of its portfolio by Appraised Value, to operators in Asia and the Far East.

Philippine Airlines ("PAL"), the lessee of one Aircraft representing 0.61% of the portfolio by Appraised Value, has been adversely affected by the ongoing Asian economic crisis. On June 19, 1998, PAL filed a petition for approval of a rehabilitation plan at the Philippine SEC and subsequently, the Philippine SEC appointed an Interim Receiver. PAL was instructed by the Philippine SEC to submit a Rehabilitation Plan within 30 days. Following a number of applications for extension of this time limit, PAL filed the Rehabilitation Plan with the Philippine SEC on December 7, 1998. It is unclear whether PAL will receive support for its proposed Rehabilitation Plan from its creditors. During the quarter to June 30, 1999, $2.6 million of receivables balances were restructured. The balance will be repaid over 36 months commencing in September 1999. There can be no assurance, however, that PAL will ultimately repay its arrearages or be able to pay future lease rentals. Airplanes Group may encounter delays or difficulties in recovering possession of its Aircraft which is operated within the Philippines or terminating the lease. If the Aircraft is recovered, the technical costs required to ensure the Aircraft is in a suitable condition for re-leasing may be significant.

At June 30, 1999, a North American lessee of one B747 Aircraft (1.05% of the portfolio by Appraised Value), was $3.3 million in arrears in respect of aircraft rental payments and maintenance reserves. The Servicer, on behalf of Airplanes Group, had previously entered into a restructuring agreement with this lessee to repay the restructured principal amount in monthly installments through October 1999 and thereafter, interest on a monthly basis with the final payment due in February 2013. At June 30, 1999, in addition to the current arrears $1.1m remains outstanding in relation to this restructuring amount.

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

Results of Operations - Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998.

There is considerable uncertainty facing the world's economy due to the continuing Asian financial crisis, the substantial difficulties facing the Russian political and financial system, the devaluation of the Brazilian currency and increasing concerns about future economic growth in Europe and the United States. Despite this and although a number of lessees performed poorly, Airplanes Group's results of operations for the three months ended June 30, 1999 continued to be relatively stable. Overall, Airplanes Group generated $35 million in cash from operations in the three months to June 30, 1999 compared to $23 million in the same period of the previous year. The increase in cash generated from operations in the three month period to June 30, 1999 is primarily attributable to a reduction in technical costs and in net outflow of maintenance reserves due to the timing of maintenance events. In addition, there was a decrease in cash paid in respect of interest. This had been partially offset by a reduction in lease revenues due to aircraft sales and an increase in the level of receivables. There was a net loss after taxation for the three months to June 30, 1999 of $57 million (Airplanes Limited: $51 million; Airplanes Trust: $6 million) compared to a net loss after taxation for the three months to June 30, 1998 of $38 million (Airplanes Limited: $41 million; Airplanes Trust: net profit of $3 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest, and a reduction in the profit on Aircraft sold.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended June 30, 1999 were $129 million (Airplanes Limited: $118 million; Airplanes Trust: $11 million) compared with $134 million (Airplanes Limited: $123 million; Airplanes
Trust: $11 million) for the three months ended June 30, 1998. The decrease in 1999 was primarily attributable to the reduction in the number of Aircraft on lease in the period to June 30, 1999, as a consequence of Aircraft sales. At June 30, 1999, Airplanes Group had 200 of its 201 Aircraft on lease (Airplanes
Limited: 183 Aircraft; Airplanes Trust: 18 Aircraft) compared to 202 of its 204 Aircraft on lease (Airplanes Limited: 184 Aircraft; Airplanes Trust: 18 Aircraft) at June 30, 1998. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to June 30, 1999.

Aircraft Sales

Sales revenues of $2 million (Airplanes Limited: $2 million; Airplanes Trust:
Nil) in respect of the sale of one B737-200, and an engine from an A300 Aircraft, the airframe of which had previously been sold, were received in the three months ended June 30, 1999. The net book value of the Aircraft and engine at the date of sale, net of maintenance reserves of $1 million, was $1 million (Airplanes Limited: $1 million; Airplanes Trust: Nil). In the three months ended June 30, 1998, Airplanes Group received sales revenues of $118 million (Airplanes Limited: $24 million, Airplanes Trust: $94 million) in respect of the sale of eight Aircraft. The net book value of these eight Aircraft at the date of sale, net of maintenance reserves of $7 million, was $107 million (Airplanes Limited: $22 million; Airplanes Trust: $85 million).

Other Income

During the quarter to June 30, 1999 Airplanes Group exercised an option to purchase shares in an airline which had been granted to the lessor under the terms of the lease of an Aircraft to this lessee. The shares were subsequently sold yielding a profit of $1 million.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 1999 amounted to $43 million (Airplanes Limited: $39 million; Airplanes Trust:
$4 million) compared with $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) for the comparative period in 1998. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $110 million (Airplanes Limited: $100 million; Airplanes Trust: $10 million) in the three month period ended June 30, 1999 compared to $104 million (Airplanes Limited: $95 million; Airplanes Trust: $9 million) in the three month period ended June 30, 1998. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $12 million; a reduction in the value of swaptions of $1 million; and lower interest rates and average debt in the three months to June 30, 1999.

The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1999 was 6.34% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,239 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1998 was 6.85% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,440 million. Although LIBOR was lower in the three months ended June 30, 1999 as compared with the three months ended June 30, 1998, the reduction in the weighted average interest rate on the Class A-D Notes was less than the reduction in LIBOR. This was due to substantial amounts of Airplanes Group's floating rate notes having been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the three months ended June 30, 1999 in Airplanes Group's net interest expense of $110 million (Airplanes Limited: $100 million; Airplanes Trust: $10 million) and cash paid in respect of interest of $56 million (Airplanes Limited: $51 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid, in the three months ended June 30, 1999.

Net interest expense is stated after deducting interest income earned during the relevant period.

In the three months ended June 30, 1999, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) compared with $4 million in the three months ended June 30, 1998 (Airplanes Limited: $4 million; Airplanes Trust: Nil). The decrease is primarily as a result of lower average cash balances and lower interest rates in the three months to June 30, 1999.

At June 30, 1999, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $289 million. During the three months ended June 30, 1999, the value of the Swaptions decreased by approximately $1 million as swap rates increased. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $1 million has been included in net interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. A number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 1999, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $9 million in respect of bad and doubtful debts (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in the three months ended June 30, 1999, compared with an overall net charge of $5 million for the three months ended June 30, 1998 (Airplanes Limited: $4 million; Airplanes Trust: $1 million). The overall net charge in 1999 was primarily as a result of provisions required in respect of two Brazilian lessees, one Philippine lessee, one North American lessee, one Colombian lessee and one Irish lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. There were no significant `loss making' leases signed in the three months to June 30, 1999. Consequently, there was an overall net utilisation of $3 million (Airplanes
Limited: $3 million; Airplanes Trust: Nil) in respect of `loss making' lease provisions in the three months ended June 30, 1999, compared with the three month period to June 30, 1998, where there was an overall net utilisation of $1 million (Airplanes Limited: $1 million; Airplanes Trust: Nil). The only significant provision required in the period to June 30, 1998 was in respect of three DC8-71F Aircraft on lease to one Latin American lessee.

Other Lease Cost

Other lease costs in the three months ended June 30, 1999 amounted to $3 million (Airplanes

Limited: $3 million; Airplanes Trust: Nil) compared to other lease costs of $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million) in the three months to June 30, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to June 30, 1999 amounted to $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $ 1 million). This is a comparable expense to that incurred in the three months to June 30, 1998 of $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million).

The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to June 30, 1999 and the three months to June 30, 1998 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to June 30, 1999 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $2 million for the period to June 30, 1998.

Operating Profit/(Operating Loss)

The operating loss for the three months ended June 30, 1999 was $55 million (Airplanes Limited: $49 million; Airplanes Trust: $6 million) compared with an operating loss of $38 million for the three months ended June 30, 1998 (Airplanes Limited: $41 million; Airplanes Trust: a net profit of $3 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $2 million (Airplanes Limited: $2 million; Airplanes Trust : Nil) required in the three months to June 30, 1999, as compared with no overall tax charge required in the same period in 1998.

Net Loss

The net loss after taxation for the three months ended June 30, 1999 was $57 million (Airplanes Limited: $51 million; Airplanes Trust: $6 million) compared with a net loss after taxation for the three months ended June 30, 1998 of $38 million (Airplanes Limited: $41 million; Airplanes Trust: a net profit of $3 million).

Financial Resources and Liquidity

There was an overall net decrease in cash of $8 million for the three months to June 30, 1999, compared with a net increase in cash of $5 million for the three months to June 30, 1998.

Liquidity

The cash balances at June 30, 1999 amounted to $216 million (Airplanes Limited:
$210 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 1998 of $223 million (Airplanes Limited: $217 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 1999 amounted to $35 million (Airplanes Limited: $31 million; Airplanes Trust:
$4 million) compared with $23 million in the three months ended June 30, 1998 (Airplanes Limited: $12 million; Airplanes Trust: $11 million). This includes cash paid in respect of interest of $56 million in the three months to June 30, 1999 (Airplanes Limited: $51 million; Airplanes Trust: $5 million) compared with $59 million in the three months to June 30, 1998 (Airplanes Limited: $53 million; Airplanes Trust: $6 million). The increase in cash provided by operating activities in the three month period to June 30, 1999 is primarily attributable to a reduction in the level of technical expenditure and maintenance payments in the three month period to June 30, 1999. In addition, there was a decrease in the cash paid in respect of interest in the three month period to June 1999. This has been partially offset by a reduction in lease revenues due to aircraft sales and an increase in the level of receivables.

Investing and Financing Activities

Cash flows from investing activities in the three months to June 30, 1999 reflects proceeds of $2 million from the sale of one B737-200A Aircraft and an engine from an A300 Aircraft, the airframe of which was previously sold. In the three months ended June 30, 1998, Airplanes Group received sales proceeds of $118 million (Airplanes Limited: $39 million; Airplanes Trust $79 million) from the sale of eight Aircraft (six DC8 Aircraft which were sold to Emery, one B737-200 Aircraft which was sold to Ryanair and one B737-300 Aircraft which was sold to Varig under the early exercise of its purchase option). Finally, the cash provided by capital and sales type leases was $2 million (Airplanes
Limited: $2 million; Airplanes Trust: Nil) as compared with $3 million in the comparative period to June 30, 1998 (Airplanes Limited: $3 million; Airplanes
Trust: Nil).

Cash flows from financing activities in the three months to June 30, 1999 primarily reflect the repayment of $47 million of principal on Subclass A-6 and Class B Notes by Airplanes Group (Airplanes Limited: $43 million; Airplanes
Trust: $4 million) compared with $139 million of principal repaid on Subclass A-5, Subclass A6, Class B and Class C Notes by Airplanes Group (Airplanes
Limited: $128 million; Airplanes Trust: $11 million) in the three months to June 30, 1998. The decrease in principal repayments in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, is due to a reduction in cash provided by both investing and operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,796 million (Airplanes Limited: $3,458 million; Airplanes Trust: $338 million) at June 30, 1999 and $3,940 million (Airplanes Limited: $3,589 million; Airplanes Trust: $351 million) at June 30, 1998. Airplanes Group had $591 million Class E Notes outstanding at June 30, 1999 and June 30, 1998. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Year 2000 Compliance

Many existing computer systems only use two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the Year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Airplanes Group is in the process of assessing the potential impact of this issue on its operations. Because all of its operational functions have been delegated to the Servicer, Administrative Agent and Cash Manager in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own. Airplanes Group may, however, suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, Administrative Agent and Cash Manager rely is not Year 2000 compliant. The Servicer, Administrative Agent and Cash Manager have reviewed their Year 2000 exposure and are taking the steps necessary to ensure that their systems are Year 2000 compliant. The Servicer, Administrative Agent, and Cash Manager do not believe that occurrences of Year 2000 failures will have a material adverse effect on their ability to meet their obligations to Airplanes Group.

Airplanes Group may also suffer an adverse impact on its business and results of operations if its suppliers, financial institutions, lessees and others with which it conducts business are not Year 2000 compliant. The Servicer and Administrative Agent are conducting surveys of the third parties with which they deal on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. The Servicer and Administrative Agent are reviewing the responses of those third parties received to-date and have contacted all third parties whose responses are outstanding.

As of July 16, 1999, the Servicer has surveyed 65 of Airplanes Group's 73 lessees, the purpose of which is to determine the extent of each lessee's exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. The Servicer has received responses from 32 of Airplanes Group's current lessees. Based on these responses, 30 lessees have confirmed that they are implementing a Year 2000 plan. Of these, 19 lessees have completed a questionnaire sent to them by the Servicer and in response to a specific question, 18 lessees have confirmed that they will be able to continue to operate their business and meet their contractual obligations without error or interruption through, on, and after January 1, 2000. The Servicer has written to most of the lessees where responses are outstanding. Airplanes Group cannot give any assurance that lessees will provide significantly more information on their Year 2000 compliance efforts. Accordingly, Airplanes Group cannot assess whether lessees will be able to become Year 2000 compliant and continue their operations.

Where a lessee is not Year 2000 complaint, this could result in lost revenue for the lessee and an inability to make lease payments to Airplanes Group. Noncompliance by the lessee's financial institutions could also adversely affect the ability to process lease payments.

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

If a lessee cannot operate its Aircraft and cannot make contractual lease payments, as a result of that lessee not being Year 2000 compliant, Airplanes Group's contingency plans include the Servicer repossessing Aircraft from lessees in default and then attempting to re-lease such Aircraft to a Year 2000 compliant lessee. Airplanes Group cannot give any assurance that the Servicer would be able to re-lease such Aircraft at favourable terms or at all, or that there may not be a significant delay in re-leasing. If a significant number of Aircraft could not be re-leased at favourable terms or at all, it may have a material adverse effect on Airplanes Group's business.

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

As regards air traffic control systems, there can be no assurance that such systems will be compliant in the many countries world-wide in which the Group's lessees operate.

The nature and extent of the risks posed by potential failure of aircraft and air traffic control systems because of Year 2000 problems have not been fully determined. Airplanes Group cannot give any assurance that its lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address Year 2000 compliance. It is not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to make aircraft systems Year 2000 compliant. Accordingly, Airplanes Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate Year 2000 problems associated with the Aircraft. Such expenditure could, however, have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

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

The Year 2000 endorsements are currently available to Airplanes Group in respect of any off-lease Aircraft. In addition, Airplanes Group maintains contingent insurance designed to protect the lessor in circumstances where the lessor fails to collect from the insurance required to be provided by the lessee. In respect of any insured claims for losses incurred as a result of Year 2000 problems, Airplanes Group's contingent insurances are not available if the operator's policy does not contain Year 2000 endorsements.

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

Airplanes Group is currently reviewing implementation of the requirements of SFAS No. 133. Airplanes Group is required to implement SFAS No. 133 by April 1, 2001.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of June 30, 1999, are as follows:

                     Annual Interest                                                                  Estimated
                          Rate           Principal Amount    Expected Final      Final              Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end     Payment Date        Maturity Date      June 30, 1999
-----------------   -----------------     --------------     -------------       -------------      -------------
                                           $ Millions                                                $ Millions
Subclass A-4        (LIBOR+.62%)                200          March 15, 2003      March 15, 2019         199.6
Subclass A-6        (LIBOR+.34%)                694          January 15, 2004    March 15, 2019         690.9
Subclass A-7        (LIBOR+.26%)                550          March 15, 2001      March 15, 2019         547.6
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003      March 15, 2019         694.7
Class B             (LIBOR+.75%)                309          March 15, 2009      March 15, 2019         300.4
Class C             (8.15%)                     367          March 15, 2011      March 15, 2019         357.5
Class D             (10.875%)                   400          March 15, 2012      March 15, 2019         388.0
                                             ------                                                  --------
                                              3,220                                                   3,178.7
                                             ======                                                  ========

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of AerFi Group, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 1999, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,245 million. The aggregate notional principal of these Swaps will be reduced to $1,140 million by the end of the fiscal year ended March 31, 2000. These Swaps will be further reduced to an aggregate notional principal balance of $805 million by the year ended March 31, 2001, to an aggregate notional principal balance of $500 million by the year ended March 31, 2002 and to an aggregate notional principal balance of $30 million by the year ended March 31, 2003. None of the Swaps have maturity dates extending beyond June 2003. The aggregate fair value of the Swaps at June 30, 1999 was $8 million.

Airplanes Group Swap Book at June 30, 1999

  Swap No.       Notional Amount (i)      Effective          Final         Fixed Rate    Estimated Fair Market Value
                     ($ Millions)           Date         Maturity Date    Payable (ii)       as at June 30, 1999
      1                   10              10/28/96          7/15/99          5.8600%                 ($7,255)
      2                   50               1/15/99          7/15/99          4.9760%                     $478
      3                  135               1/25/99          7/15/99          4.9175%                   $7,860
      4                  135               2/22/99          8/15/99          4.9975%                  $26,034
      5                   45               3/15/99          8/15/99          5.0125%                   $9,165
      6                  150               3/18/99          9/15/99          4.9900%                  $57,475
      7                   5                9/15/97         10/15/99          5.9050%                ($10,721)
      8                   65               4/15/99         10/15/99          4.9600%                  $66,982
      9                   70               4/15/99         10/15/99          4.9850%                  $53,518
     10                   10               9/22/97          2/15/00          5.7450%                ($24,029)
     11                   10              12/15/97          4/15/00          6.3900%                ($75,819)
     12                  145               5/17/99          4/15/00          5.0665%                 $205,886
     13                   35               6/24/97          6/15/00          5.9825%               ($114,540)
     14                   15               7/15/97          6/15/00          6.0600%                ($80,272)
     15                   10               2/17/98          6/15/00          5.5475%                     $909
     16                   35              12/15/97         10/16/00          5.8475%                ($90,800)
     17                   70               1/6/97          11/15/00          6.1100%               ($266,207)
     18                   15               1/15/97         11/15/00          6.0550%                ($54,530)
     19                   10               8/15/97         12/15/00          5.9800%                ($25,889)
     20                   40               3/16/98          1/15/01          5.7750%                  $44,039
     21                   20              12/23/97          3/15/01          5.8175%                  $33,753
     22                  205               3/28/96          4/15/01          6.0925%               ($731,681)
     23                   60               9/30/97          6/15/01          6.0650%               ($294,597)
     24                   45              10/28/97          6/15/01          5.9600%               ($161,182)
     25                   60               11/4/97          8/15/01          5.9170%               ($158,708)
     26                   35               4/15/98          9/17/01          5.7425%                 $163,900
     27                   15               1/27/98         12/17/01          5.5900%                 $191,604
     28                   70               3/16/98         12/17/01          5.5150%                 $609,287
     29                   60               4/15/98          2/15/02          5.6050%                 $214,422
     30                   40               4/15/98          4/15/02          5.7150%                  $68,840
     31                   15               5/27/98          4/15/02          5.8260%                 $191,285
     32                   0                8/16/99          15/4/02          5.6750%                 $461,370
     33                   10              10/27/98          5/15/02          4.7675%                 $383,090
     34                   15               5/17/99          6/17/02          5.8750%                 $149,411



  Swap No.       Notional Amount (i)      Effective          Final         Fixed Rate    Estimated Fair Market Value
                     ($ Millions)           Date         Maturity Date    Payable (ii)       as at June 30, 1999
     35                   10               2/16/99          7/15/02          5.8025%                  $95,749
     36                   15               9/15/98          8/15/02          5.3900%                 $278,470
     37                  150               7/15/98         12/15/02          5.7160%               $1,187,778
     38                   35               8/25/98          2/15/03          5.6785%                 $639,613
     39                   5               10/15/98          2/15/03          4.8850%                 $928,050
     40                   15              11/16/98          2/15/03          4.9450%                 $512,892
     41                   50              12/15/98          2/15/03          5.0540%               $1,899,773
     42                  110               6/1/99           3/15/03          5.7550%                 $193,202
     43                   0                1/18/00          3/15/03          5.2725%                 $472,514
     44                   0                2/15/00          3/15/03          5.1365%                 $586,796
     45                  145               6/21/99          6/15/03          6.0000%                 ($22,456)
                                                                                                   ----------
                                                                                                   $7,615,459
                                                                                                   ==========

(i) While some of the above may have a fixed maturity date, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 22 which is calculated on a monthly fixed 30/360 unadjusted basis.

(iii) Under all Swaps Airplanes Group receives floating at one month LIBOR, reset monthly.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to June 30, 1999, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million. The net aggregate notional principal balance of Swaptions at June 30, 1999 therefore amounted to $289 million. The fair values of the Swaptions at June 30, 1999 was $0.5 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the decrease in this amount since March 31, 1999 of $1 million has been included in interest expense for the three months ended June 30, 1999.

Airplanes Group Swaption Book at June 30, 1999

Swaption No.     Notional Amount (i)     Effective          Final           Fixed Rate        Estimated Fair Market
                     ($ Millions)           Date        Maturity Date    Receivable (ii)    Value as at June 30, 1999
      1                   10              3/16/98         10/15/00            5.000%                    3,927
      2                   4               5/15/98         10/16/00            5.000%                    1,572
      3                   25              9/15/98         11/15/00            5.200%                   74,196
      7                   7               2/17/98          1/15/01            5.000%                    3,433
      5                   24              1/15/98          5/15/01            5.000%                   23,191
      6                   50              9/15/98         12/15/01            5.300%                   32,048
      7                   30              1/15/98          4/15/02            5.000%                   51,733
      8                   20              2/17/98          4/15/02            5.100%                   37,262
      9                   14              4/15/98          4/15/02            5.100%                   26,083
     10                   15              3/16/98          3/15/03            5.100%                   37,252
     11                   50              7/15/98          3/15/03            5.100%                  121,885
     12                   20              4/15/98          6/15/03            5.100%                   55,156
     13                   10              9/15/98          9/15/03            5.300%                   17,391
     14                   10              2/16/99          2/15/04            5.400%                   56,782
                                                                                                      -------
                                                                                                      541,911
                                                                                                      =======

(i) Under each Swaption, if exercised, Airplanes Group would receive fixed amounts at the rate indicated above on a monthly fixed 30/360 unadjusted basis.

(ii) Under each Swaption, if exercised, Airplanes Group would pay floating amounts at one month LIBOR, reset monthly.

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

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the Notes. Please refer to "Risk Factors" for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Part II.          Other Information

Item 1. Legal Proceedings

VASP
On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions to the Brazilian Superior Court of Justice and Federal Supreme Court. In addition, AerFi has filed a writ of mandamus and a recission action with the High Court seeking to overturn the December 1996 decision of the High Court and has sought a stay on the High Court's decisions pending its appeals.

Seven of the thirteen aircraft which were repossessed by AerFi from VASP following the 1992 injunction and the 1993 decision are now owned by Airplanes Group although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings. VASP sought to have AerFi return the Repossessed Assets, in connection with which the High Court served notice on AerFi for return of the Repossessed Assets for the account, and at the risk, of VASP. AerFi has challenged a number of matters relating to the notice, including its validity. In addition, VASP filed a petition for calculation of the amount which it alleges should be paid by AerFi, based on the High Court decision, seeking damages in respect of (i) AerFi's alleged failure to comply with the court order requiring return of the Repossessed Assets and (ii) the period during which VASP was prevented from using the Repossessed Assets. AerFi has challenged VASP's petition on the basis that if VASP believes it has an action for alleged damages against AerFi in respect of the period during which VASP was prevented from using the Repossessed Assets, VASP must commence such an action in accordance with normal Brazilian court procedures before a court of first instance. These preliminary matters still await a decision by the lower court. Before the High Court, AerFi successfully challenged VASP's petition for calculation of alleged damages arising from AerFi's alleged failure to comply with the court order requiring return of the Repossessed Assets. As a consequence, VASP, should it seek to recover such alleged damages, will have to prove the existence and extent of its alleged damages. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgement having sought repossession rather than damages.

On June 10, 1999, the High Court, pending further consideration of AerFi's recission action, stayed all proceedings by VASP which seek to implement the December 1996 decision. VASP has appealed this decision of the High Court.

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

Other Matters
Prior to the transfer of the E Notes by AerFi to General Electric Capital Corporation, AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, have filed United States federal consolidated tax returns and certain state and local tax returns with AerFi, Inc., and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by AerFi, Inc. and its subsidiaries. AerFi believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA, Inc or AeroUSA 3, Inc.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27.1 Financial Data Schedule of Airplanes Limited

          27.2 Financial Data Schedule of Airplanes U.S. Trust

     (b) Reports on Form 8-K: Filed for event dates April 13, 1999; May 13, 1999 and June 11, 1999 (relating to the monthly report to holders of the Certificates).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999                        AIRPLANES LIMITED


                                             By: /s/ WILLIAM M. MCCANN
                                                -------------------------------
                                                William M. McCann
                                                Director and Principal
                                                Accounting Officer



Date: August 13, 1999                        AIRPLANES U.S. TRUST


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