Form 10-Q
period 1999-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 1999-11-15
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                       Commission file number 33-99970-01

                                   ----------
Airplanes Limited                                           Airplanes U.S. Trust
                   Exact Name of Registrants as specified in
                  memorandum of association or trust agreement

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

                                                                 Outstanding at
Issuer                                  Class                 September 30, 1999

Airplanes Limited         Common Stock, $1.00 par value                30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended September 30, 1999

                                      Index

Part I. Financial Information                                         Page No.

Item 1. Financial Statements (Unaudited)                                   3

o Unaudited Condensed Balance Sheets - September 30, 1999 and
  March 31, 1999

o Unaudited Condensed Statements of Operations - Three Months Ended September 30, 1999 and September 30, 1998

o Unaudited Condensed Statement of Operations - Six Months ended
  September 30, 1999 and September 30, 1998.

o Unaudited Condensed Statements of Changes in Shareholders
  Deficit / Net Liabilities - Six months Ended September 30, 1999 and September 30, 1998

o Unaudited Condensed Statements of Cash Flows - Six Months Ended
  September 30, 1999 and September 30, 1998

o Notes to the Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial                10
              Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks       30

Part II. Other Information

Item 1.  Legal Proceedings                                                36

Item 6.  Exhibits and Reports on Form 8 - K                               37

Signatures

Index to Exhibits,

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                 AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS

                                                        March 31,                                        September 30,
                                      ---------------------------------------------   ---------------------------------------------
                                                        1999                                              1999
                                      ---------------------------------------------   ---------------------------------------------
                                      Airplanes       Airplanes                         Airplanes       Airplanes
                                       Limited          Trust          Combined          Limited          Trust        Combined
                                      ------------  --------------   --------------   --------------  --------------  -------------
                                                     ($millions)                                       ($millions)
ASSETS

Cash                                          218               6              224              207               6            213
Accounts receivable
    Trade receivables                          38               5               43               42               5             47
    Allowance for doubtful debts              (14)             (3)             (17)             (16)             (2)           (18)
Amounts due from Airplanes Limited              0              35               35                               34             34
Intercompany capital lease                     36               -               36               35                             35
Net investment in capital and sales
     type leases                               20              36               56               17              35             52
Aircraft, net                               2,820             252            3,072            2,742             244          2,986
Other assets                                    4               0                4                2               0              2
                                      ------------  --------------   --------------   --------------  --------------  -------------
Total assets                                3,122             331            3,453            3,029             322          3,351
                                      ============  ==============   ==============   ==============  ==============  =============


LIABILITIES

Accrued expenses and other liabilities        581              51              632              679              61            740
Amounts due from Airplanes Trust               35               0               35               34               0             34
Intercompany capital lease                      -              36               36                0              35             35
Indebtedness                                3,500             342            3,842            3,407             333          3,740
Provision for maintenance                     266              17              283              271              18            289
Deferred income taxes                          51              48               99               54              48            102
                                      ------------  --------------   --------------   --------------  --------------  -------------
Total liabilities                           4,433             494            4,927            4,445             495          4,940
                                      ------------  --------------   --------------   --------------  --------------  -------------
Net liabilities                            (1,311)           (163)          (1,474)          (1,416)           (173)        (1,589)
                                      ------------  --------------   --------------   --------------  --------------  -------------
                                            3,122             331            3,453            3,029             322          3,351
                                      ============  ==============   ==============   ==============  ==============  =============


     The accompanying notes are an integral part of the unaudited condensed financial statements

                                 AIRPLANES GROUP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                           1998                                         1999
                                         ------------------------------------------   ------------------------------------------
                                           Airplanes      Airplanes                     Airplanes      Airplanes
                                           Limited         Trust          Combined      Limited         Trust            Combined
                                         ------------   ------------   ---------------------------   ------------   ----------------
                                                         ($millions)                                  ($millions)
Revenues

Aircraft leasing                                 123             11            134            121             10            131
Aircraft Sales                                     2              -              2              -              -              -
Other Income                                       -              -              -              -              -              -

Expenses
Cost of Aircraft Sold                             (2)             -             (2)             -              -              -
Depreciation and amortisation                    (40)            (4)           (44)           (40)            (4)           (44)
Net interest expense                             (90)           (11)          (101)          (105)           (11)          (116)
Provision for maintenance                        (17)            (2)           (19)           (19)            (1)           (20)
Bad and doubtful debts                             1              1              2              1              2              3
Provision for loss making leases, net              4              1              5              3              1              4
Other lease costs                                (11)             -            (11)            (5)            (1)            (6)
Selling, general and administrative
     expenses                                     (8)            (1)            (9)            (9)             -             (9)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Operating (loss) before
provision for income taxes                       (38)            (5)           (43)           (53)            (4)           (57)
Income tax benefit/(charge)                        2              -              2             (1)             -             (1)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Net (loss)                                       (36)            (5)           (41)           (54)            (4)           (58)
                                         ============   ============   ============   ============   ============   ============

                                 AIRPLANES GROUP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                     Six Months Ended September 30,
                                         ---------------------------------------------------------------------------------------
                                                           1998                                         1999
                                         ------------------------------------------   ------------------------------------------
                                          Airplanes      Airplanes                     Airplanes      Airplanes
                                           Limited         Trust        Combined        Limited         Trust        Combined
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                                        ($millions)                                  ($millions)
Revenues

Aircraft leasing                                 246             22            268            239             21            260
Aircraft Sales                                    26             94            120              2              -              2
Other Income                                                                     -              1              -              1

Expenses

Cost of Aircraft Sold                            (24)           (85)          (109)            (1)             -             (1)
Depreciation and amortisation                    (80)            (8)           (88)           (79)            (8)           (87)
Net interest expense                            (185)           (20)          (205)          (205)           (21)          (226)
Provision for maintenance                        (33)            (3)           (36)           (33)            (2)           (35)
Bad and doubtful debts                            (3)             -             (3)            (7)             1             (6)
Provision for loss making leases, net              5              1              6              6              1              7
Other lease costs                                (15)            (1)           (16)            (8)            (1)            (9)
Selling, general and administrative
     expenses                                    (16)            (2)           (18)           (17)            (1)           (18)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Operating (loss) before
provision for  income taxes                      (79)            (2)           (81)          (102)           (10)          (112)
Income tax benefit/(charge)                        2              -              2             (3)             -             (3)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Net (loss)                                       (77)            (2)           (79)          (105)           (10)          (115)
                                         ============   ============   ============   ============   ============   ============

                                 AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES



                                             Six Months Ended September 30 1998 and September 30 1999
                                                  Airplanes Limited            Airplanes Trust     Combined
                                     ----------------------------------------  ---------------   ------------
                                       Share         Net       Shareholders'         Net         Shareholders
                                      Capital     Liabilities     Deficit        Liabilities     Deficit/ Net
                                                                                                 Liabilities
                                     ----------------------------------------  ----------------  -----------
                                     ($millions)  ($millions)   ($millions)      ($millions)     ($millions)

Balance at March 31 1998                      0        1,146           1,146               150        1,296

Net loss for the period                                   77              77                 2           79
                                     -----------  -----------  --------------  ----------------  -----------
Balance at September 30, 1998                 0        1,223           1,223               152        1,375
                                     ===========  ===========  ==============  ================  ===========


Balance at March 31 1999                      0        1,311           1,311               163        1,474

Net loss for the period                                  105             105                10          115
                                     -----------  -----------  --------------  ----------------  -----------
Balance at September 30, 1999                 0        1,416           1,416               173        1,589
                                     ===========  ===========  ==============  ================  ===========

                                 AIRPLANES GROUP

                   UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                   Six Months Ended September 30,
                                            ------------------------------------------------------------------------------
                                                            1998                                    1999
                                            --------------------------------------  --------------------------------------
                                            Airplanes    Airplanes                  Airplanes    Airplanes
                                             Limited       Trust       Combined      Limited       Trust       Combined
                                            -----------  -----------  ------------  -----------  -----------  ------------
                                                         ($millions)                             ($millions)
Cash flows from operating activities

Net loss                                           (77)          (2)          (79)        (105)         (10)         (115)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                       80            8            88           79            8            87
Aircraft maintenance, net                          (18)          (1)          (19)           6            1             7
Profit on disposal of aircraft                      (2)          (9)          (11)          (1)           -            (1)
Deferred income taxes                               (2)           -            (2)           3            -             3
Provision for loss making leases                    (5)          (1)           (6)          (6)          (1)           (7)
Provision for Bad Debts                              3            -             3            7           (1)            6
Accrued and deferred interest expense               81            9            90          110           11           121

Changes in operating assets & liabilities:
Accounts receivable, net                            (2)          (2)           (4)         (10)           1            (9)
Intercompany account movements                     (12)          12             -            -            -             -
Other accruals and liabilities                      (9)           1            (8)          (1)           -            (1)
Other Assets                                        (1)           -            (1)          (2)           -            (2)
                                            -----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by/(utilised in)
operating activities:                               36           15            51           80            9            89
                                            ===========  ===========  ============  ===========  ===========  ============

Cash flows from investing activities

Purchase/Sale of aircraft                           41           79           120            -            -             -
Intercompany movements - Airplanes Group            79          (79)
Capital and sales type leases                        4            -             4            4            -             4
                                            -----------  -----------  ------------  -----------  -----------  ------------
Net cash provided by
investing activities                               124            -           124            4            -             4
                                            ===========  ===========  ============  ===========  ===========  ============

Cash flows from financing activities

Decrease in indebtedness                          (159)         (15)         (174)         (95)          (9)         (104)
Net cash used in                            -----------  -----------  ------------  -----------  -----------  ------------
    financing activites                           (159)         (15)         (174)         (95)          (9)         (104)
                                            ===========  ===========  ============  ===========  ===========  ============

Net increase/ (decrease)  in cash                    1            -             1          (11)           -           (11)

Cash at beginning of period                        212            6           218          218            6           224
                                            -----------  -----------  ------------  -----------  -----------  ------------

Cash at end of period                              213            6           219          207            6           213
                                            ===========  ===========  ============  ===========  ===========  ============
Cash paid in respect of:
Interest                                           104           11           115           97           10           107
                                            ===========  ===========  ============  ===========  ===========  ============

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

    Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of Notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by AerFi as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction. On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at September 30, 1999 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 1999 and for the three and six month periods ending September 30, 1999 and September 30, 1998. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of AerFi Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at September 30, 1999, 27 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At September 30, 1999, 196 of the remaining 201 Aircraft were on lease to 73 operators in 39 countries.

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

Cashflow Performance Relative to March 1998 Assumptions

The March 16, 1998 prospectus relating to the Refinancing contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the October 8, 1999 Calculation Date (the "Period"), the cash performance of Airplanes Group was $7 million ahead of the 1998 Assumptions. This was entirely due to Aircraft sales of $86 million not assumed in the 1998 Assumptions. This positive sales variance was substantially offset by Net Operating Cashflows which were $80 million lower than the 1998 Assumptions in the Period. ("Net Operating Cashflows" comprise gross lease revenue cashflows after selling, general and administrative expenses, maintenance costs, operating costs (including interest costs) and expenditure due to Aircraft downtime, defaults, repossession and bad debts.) In addition, during the Period, Airplanes Group exercised an option to purchase shares in an airline which Airplanes Group had been granted under the terms of a lease of an Aircraft to this lessee. The shares were subsequently sold yielding net proceeds of $1 million.

At October 15, 1999, having made the principal and interest distributions on that date, Airplanes Group held cash balances of $183 million, $169 million in the liquidity reserve and $14 million in the expense account. The cash balances retained by Airplanes Group in the form of the liquidity reserve and expense account decreased by $13 million between March 1998 and October 1999 which, when combined with the positive cash performance of $7 million, resulted in principal distributions in the Period of $20 million higher than the 1998 Assumptions.

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

Net Operating Cashflows

Net Operating Cashflows were $80 million lower than the 1998 Assumptions in the Period due to the following:

Lease revenue receipts

Lease revenue receipts were $37 million lower than the 1998 Assumptions in the Period. This negative variance is primarily as a result of a number of lessees (in particular Brazilian lessees as a result of currency difficulties) going into arrears on their rental payments ($30 million), revenue foregone due to Aircraft sales ($22 million) and other net negative variances ($10 million) due to differences in lease rates and interest rate movements. These factors were partially offset by the fact that revenue lost through downtime and defaults was $25 million lower than assumed in the 1998 Assumptions.

Net maintenance costs

Net maintenance costs were higher than the 1998 Assumptions by approximately $28 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero) primarily due to the acceleration of maintenance events in the amount of $19 million due to Aircraft repossessions, the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases and a greater than expected incidence of maintenance events in the Period. Maintenance expenditure may vary significantly from period to period as it is impacted by the timing and incidence of checks, where checks are performed, the type and age of the aircraft as well as events such as lease extensions and early redeliveries. In addition to maintenance expenditure, Airplanes Group also incurs technical costs with respect to the Aircraft which are included in "Other leasing/repossession costs".

Other leasing/repossession costs

Other leasing costs were approximately $26 million greater than the 1998 Assumptions in the Period. The 1998 Prospectus assumed that other leasing costs would amount to 2% of lease revenues. Since March 1998 other leasing costs have amounted to approximately 5% of lease revenues. In general, other leasing costs have exceeded the 1998 Assumption primarily due to high transition costs on Aircraft delivering to new lessees in the Period and the level of payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases. These contributions included mainly, payments made in the form of lessor contributions to engine refurbishment costs on two A300 Aircraft.

In addition, repossession costs at 0.9% of lease revenues received exceeded the 1998 Assumptions of 0.8%. These repossession costs were primarily in respect of three MD83 Aircraft repossessed from Sunways and four F100 Aircraft repossessed from Sempati. To a lesser extent they were also related to one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was redelivered from an Indonesian lessee and subsequently sold in September 1998.

Net interest payments (including hedging costs)

Net interest payments (including hedging costs) were $16 million lower than the 1998 Assumptions due to the following:

Interest payments on the floating rate Class A ($17 million) and Class B ($2 million) Notes were lower than assumed as a result of a combination of lower principal balances outstanding due to the greater than assumed principal amortisation and the lower interest rate environment. Also, since the February 1999 Payment Date there has been a suspension of payments of the Class E Minimum Interest Amount ($4 million) due to the reallocation of cashflows to the more senior Note classes as a result of a greater than assumed reduction in aircraft valuations in the period to February 5, 1999.

Net interest swap payments were $7 million greater than the 1998 Assumptions. In addition, payments of $2 million in respect of the Minimum and Supplemental Hedge Payments in the Period were not assumed in the 1998 Assumptions.

Interest income receipts were $2 million higher than the 1998 Assumptions due to higher cash balances retained in Airplanes Group.

Security deposits

There was a net decrease of $5 million in lessee security deposits held by Airplanes Group over the Period which was not assumed in the 1998 Assumptions. This decrease was represented by an equivalent movement in the Liquidity Reserve.

Principal Distributions

As a result of the above, Airplanes Group repaid $20 million more debt in the Period than assumed. Distributions of principal to the Class A Certificateholders were $38 million greater than assumed and distributions of principal to the Class B Certificateholders were $7 million lower than assumed. The February 1999 decrease in aircraft valuations has resulted in a reallocation of cashflows in favour of the Class A Notes through the payment of Class A Principal Adjustment Amounts. Accordingly, since the February 1999 Payment Date there has been a deferral of payments of the Class C and D Scheduled Principal Amounts ($9 million and $2 million respectively). Following the distributions to Certificateholders on October 15, 1999, the Class A Principal Adjustment Amount outstanding was $9 million.

Recent Developments

The aircraft leasing industry is being adversely affected by a rapid increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types. Airplanes Group has twenty Aircraft to remarket before March 31, 2000. These comprise (4 x B737 300's / 400's, 4 x B727/B737-200A's, 2 x A300, 6 x DHC
8-300's, 2 x DC8-71F and 2 x B767). As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing these Aircraft at satisfactory lease rates and without incurring substantial downtime.

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

Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency. Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated rental payments under the leases. Failure by Brazil to overcome its current financial crisis could result in the crisis spreading to other Latin American economies and economies in other emerging markets. At present it appears that some consolidation may take place in Brazil with the possible merger of a number of airlines being suggested by market analysts. Future developments in the political systems or economies of Brazil and other Latin America countries may have a material adverse effect on lessee operations in those countries. At September 30, 1999, Airplanes Group leased 67 Aircraft representing 31.44% of its portfolio by Appraised Value to operators in Latin America of which 15 Aircraft representing 12.97% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly further deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

The Servicer is currently in negotiation with two Brazilian lessees with regard to restructuring outstanding receivables. One lessee leases three MD11 Aircraft and three B737-500 Aircraft (7.99% of the portfolio by Appraised Value) and one lessee leases eight F100 aircraft (3.26% of the portfolio by Appraised Value).

Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate nine Aircraft, representing 5.14% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the dollar denominated rental payments under the leases. During the three months ended September 30, 1999 the Servicer, on behalf of Airplanes Group entered into a restructuring agreement with a Colombian lessee. The restructured amount of $7 million consisting of lease rental and maintenance payments is due to be repaid before December 31, 1999.

At September 30, 1999 five lessees operate thirteen aircraft representing 8.84% of the aircraft by Appraised Value at January 18, 1999, in Turkey, which was hit by a severe earthquake in August 1999. Four of these carriers operate charter flights which are heavily dependent on foreign tourists travelling to Turkey. Damage caused by the earthquake and any fall-off in tourist traffic may adversely affect the ability of these carriers to operate and meet their obligations under the leases.

The economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. The economic difficulties in Indonesia have resulted in civil disturbances and a change of government in that country. Several airlines in the region have announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that now prevail in large parts of the region last for a significant period of time these will have an adverse impact on operators in the region as well as global aircraft demand. At September 30, 1999, Airplanes Group leased 16 Aircraft, representing 9.37% of its portfolio by Appraised Value, to operators in Asia and the Far East.

Philippine Airlines ("PAL"), the lessee of one Aircraft representing 0.61% of the portfolio by Appraised Value, has been adversely affected by the ongoing Asian economic crisis. On June19, 1998, PAL filed a petition for approval of a rehabilitation plan at the Philippine SEC and subsequently, the Philippine SEC appointed an Interim Receiver. PAL was instructed by the Philippine SEC to submit a Rehabilitation Plan within 30 days. Following a number of applications for extension of this time limit, PAL filed a revised Rehabilitation Plan with the Philippine SEC on March 15, 1999. It is unclear whether PAL will receive support for its proposed Rehabilitation Plan from its creditors. During the quarter to September 30, 1999, $2.6 million of receivables balances were restructured by the Servicer. The balance will be repaid over 36 months with the first payment having been received in September 1999. There can be no assurance, however, that PAL will ultimately repay its arrearages or be able to pay future lease rentals. Airplanes Group may encounter delays or difficulties in recovering possession of its Aircraft which is operated within the Philippines or terminating the lease. If the Aircraft is recovered, the technical costs required to ensure the Aircraft is in a suitable condition for re-leasing may be significant.

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

Results of Operations - Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998.

There is considerable uncertainty facing the markets in which Airplanes Group's lessees operate due to the continuing Asian financial crisis, the substantial difficulties facing the Russian political and financial system, the devaluation of the Brazilian currency and increasing concerns about future economic growth in Europe. Despite this and although a small number of lessees performed poorly, Airplanes Group's results of operations for the three months ended September 30, 1999 continued to be relatively stable. Overall, Airplanes Group generated $54 million in cash from operations in the three months to September 30, 1999 compared to $28 million in the same period of the previous year. The increase in cash generated from operations in the three month period to September 30, 1999 is primarily attributable to a reduction in technical costs and a net inflow of maintenance reserves due to the timing of maintenance events. In addition, there was a decrease in cash paid in respect of interest. This had been partially offset by a reduction in lease revenues due to Aircraft sales and an increase in the level of receivables. There was a net loss after taxation for the three months to September 30, 1999 of $58 million (Airplanes Limited: $54 million; Airplanes Trust: $4 million) compared to a net loss after taxation for the three months to September 30, 1998 of $41 million (Airplanes Limited: $36 million; Airplanes Trust: $5 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended September 30, 1999 were $131 million (Airplanes Limited: $121 million; Airplanes Trust:
$10 million) compared with $134 million (Airplanes Limited: $123 million; Airplanes Trust: $11 million) for the three months ended September 30, 1998. The decrease in 1999 was primarily attributable to the reduction in the number of Aircraft on lease in the period to September 30, 1999, as a consequence of Aircraft sales and a greater number of Aircraft off lease during the three months ended September 30, 1999. At September 30, 1999, Airplanes Group had 196 of its 201 Aircraft on lease (Airplanes Limited: 178 Aircraft; Airplanes Trust:
18 Aircraft) compared to 210 of its 212 Aircraft on lease (Airplanes Limited:
192 Aircraft; Airplanes Trust: 18 Aircraft) at September 30, 1998. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to September 30, 1999.

Aircraft Sales

There were no sales in the three months ended September 30, 1999. Sales revenues of $2 million (Airplanes Limited: $2million; Airplanes Trust: Nil) in respect of the sale of one A300-B4-100 Aircraft were received in the three months ended September 30, 1998. The net book value of the A300-B4-100 Aircraft at the date of sale, net of maintenance reserves, was $2 million (Airplanes Limited: $2 million, Airplanes Trust: Nil).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 1999 amounted to $44 million (Airplanes Limited: $40 million; Airplanes
Trust: $4 million) compared with $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) for the comparative period in 1998.

Net Interest Expense

Net interest expense was $116 million (Airplanes Limited: $105 million; Airplanes Trust: $11 million) in the three month period ended September 30, 1999 compared to $101 million (Airplanes Limited: $90 million; Airplanes Trust: $11 million) in the three month period ended September 30, 1998. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $13 million and lower average debt and interest rates in the three months to September 30, 1999. In addition, the net interest expense for the three month period ended September 30, 1998 included a one-time gain of $6 million recognised on the value of swaptions.

The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1999 was 6.57% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,187 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1998 was 6.86% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,346 million. Although LIBOR was lower in the three months ended September 30, 1999 as compared with the three months ended September 30, 1998, the reduction in the weighted average interest rate on the Class A-D Notes was less than the reduction in LIBOR. This was due to substantial amounts of Airplanes Group's floating rate notes having been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the three months ended September 30, 1999 in Airplanes Group's net interest expense of $116 million (Airplanes Limited: $105 million; Airplanes Trust: $11 million) and cash paid in respect of interest of $51 million (Airplanes Limited: $46 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid, in the three months ended September 30, 1999.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 1999, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) compared with $3 million in the three months ended September 30, 1998 (Airplanes Limited: $3 million; Airplanes Trust: Nil).

At September 30, 1999, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $289 million. During the three months ended September 30, 1999, the value of the Swaptions decreased by approximately $0.2 million as swap rates increased. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value has been included in net interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 1999, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $3 million in respect of bad and doubtful debts (Airplanes Limited: $1 million; Airplanes Trust: $2 million) in the three months ended September 30, 1999, compared with an overall net credit of $2 million for the three months ended September 30, 1998 (Airplanes Limited: $1 million; Airplanes Trust: $1 million). The overall net credit in 1999 was primarily as a result of provisions released in respect of one US lessee and one Irish lessee which was offset by provisions required in relation to one Colombian lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. There were no significant `loss making' leases signed in the three months to September 30, 1999, or in the three months to September 30, 1998. Consequently, there was an overall net utilisation of $4 million (Airplanes Limited: $3 million; Airplanes
Trust: $1 million) in respect of `loss making' lease provisions in the three months ended September 30, 1999, compared with the three month period to September 30, 1998, where there was an overall net utilisation of $5 million (Airplanes Limited: $4 million; Airplanes Trust: $1 million).

Other Lease Cost

Other lease costs, comprising mainly Aircraft related technical expenditure, in the three months ended September 30, 1999 amounted to $6 million (Airplanes
Limited: $5 million; Airplanes Trust: $1 million) compared to other lease costs of $11 million (Airplanes Limited: $11 million; Airplanes Trust: Nil) in the three months to September 30, 1998. A significant amount of the $11 million charge in the three months ended September 30, 1998 related to additional technical expenses of $5 million required in respect of four Fokker 100 Aircraft repossessed from Sempati, prior to it ceasing to trade on June 5, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to September 30, 1999 amounted to $9 million (Airplanes Limited: $9 million; Airplanes Trust: Nil). This is a comparable expense to that incurred in the three months to September 30, 1998 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to September 30, 1999 and the three months to September 30, 1998 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1999 was $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $2 million for the period to September 30, 1998.

Operating Loss

The operating loss for the three months ended September 30, 1999 was $57 million (Airplanes Limited: $53 million; Airplanes Trust: $4 million) compared with an operating loss of $43 million for the three months ended September 30, 1998 (Airplanes Limited: $38 million; Airplanes Trust: $5 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $1 million (Airplanes Limited: $1 million; Airplanes Trust : Nil) required in the three months to September 30, 1999, as compared with a tax benefit of $2 million (Airplanes Limited: $2 million; Airplanes
Trust: Nil) for the three months ended September 30, 1998.

Net Loss

The net loss after taxation for the three months ended September 30, 1999 was $58 million (Airplanes Limited: $54 million; Airplanes Trust: $4 million) compared with a net loss after taxation for the three months ended September 30, 1998 of $41 million (Airplanes Limited: $36 million; Airplanes Trust: $5 million).

Financial Resources and Liquidity

There was an overall net decrease in cash of $3 million for the three months to September 30, 1999, compared with a net decrease in cash of $4 million for the three months to September 30, 1998.

Liquidity

The cash balances at September 30, 1999 amounted to $213 million (Airplanes
Limited: $207 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 1998 of $219 million (Airplanes Limited: $213 million; Airplanes
Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 1999 amounted to $54 million (Airplanes Limited: $49 million; Airplanes
Trust: $5 million) compared with $28 million in the three months ended September 30, 1998 (Airplanes Limited: $24 million; Airplanes Trust: $4 million). This includes cash paid in respect of interest of $51 million in the three months to September 30, 1999 (Airplanes Limited: $46 million; Airplanes Trust: $5 million) compared with $56 million in the three months to September 30, 1998 (Airplanes
Limited: $51 million; Airplanes Trust: $5 million). The increase in cash provided by operating activities in the three month period to September 30, 1999 is primarily attributable to a reduction in the level of technical expenditure and maintenance payments in the three month period to September 30, 1999. In addition, there was a decrease in the cash paid in respect of interest in the three month period to September 1999. There has also been a reduction in receivables balances in the three month period to September 30, 1999.

Investing and Financing Activities

Cash flows from investing activities in the three months to September 30, 1999 reflects a cash outflow of $2 million (Airplanes Limited: $2 million; Airplanes
Trust: Nil) of costs capitalised in relation to Aircraft expenditure. In the three months ended September 30, 1998, Airplanes Group received sales proceeds of $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) from the sale of one A300-B4-100 Aircraft. Finally, the cash provided by capital and sales type leases was $2 million (Airplanes Limited: $2 million; Airplanes
Trust: Nil) as compared with $1 million in the three months ended September 30, 1998 (Airplanes Limited: $1 million; Airplanes Trust: Nil).

Cash flows from financing activities in the three months to September 30, 1999 primarily reflect the repayment of $57 million of principal on Subclass A-6 and Class B Notes by Airplanes Group (Airplanes Limited: $52 million; Airplanes
Trust: $5 million) compared with $35 million of principal repaid on Subclass A6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $31 million; Airplanes Trust: $4 million) in the three months to September 30, 1998. The increase in principal repayments in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, is due to an increase in cash provided by operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,740 million (Airplanes Limited: $3,407 million; Airplanes Trust: $333 million) at September 30, 1999 and $3,905 million (Airplanes Limited: $3,558 million; Airplanes Trust: $347 million) at September 30, 1998. Airplanes Group had $591 million Class E Notes outstanding at September 30, 1999 and September 30, 1998. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Year 2000 Compliance

Many existing computer systems only use two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the Year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Airplanes Group is in the process of assessing the potential impact of this issue on its operations. Because all of its operational functions have been delegated to the Servicer, Administrative Agent and Cash Manager in accordance with the terms of their respective service agreements, Airplanes Group has no information systems of its own. Airplanes Group may, however, suffer a material adverse impact on its business and results of operations if information technology upon which the Servicer, Administrative Agent and Cash Manager rely is not Year 2000 compliant. The Servicer, Administrative Agent and Cash Manager have reviewed their Year 2000 exposure and have taken the steps designed to ensure that their systems are Year 2000 compliant. The Servicer, Administrative Agent, and Cash Manager do not believe that occurrences of Year 2000 failures will have a material adverse effect on their ability to meet their obligations to Airplanes Group.

Airplanes Group may also suffer an adverse impact on its business and results of operations if its suppliers, financial institutions, lessees and others with which it conducts business are not Year 2000 compliant. The Servicer and Administrative Agent are conducting surveys of the third parties with which they deal on behalf of Airplanes Group to determine the extent of such third parties' exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. The Servicer and Administrative Agent have reviewed the responses of those third parties received to-date and have contacted third parties whose responses are outstanding.

As of November 2, 1999, the Servicer has surveyed 65 of Airplanes Group's 73 lessees, the purpose of which is to determine the extent of each lessee's exposure to Year 2000 risks and the status of their Year 2000 compliance efforts. Based on the responses to this survey, 31 lessees have confirmed that they are implementing a Year 2000 plan. Of these, 18 lessees have completed a questionnaire sent to them by the Servicer and in response to a specific question, 17 lessees have confirmed that they will be able to continue to operate their business and meet their contractual obligations without error or interruption through, on, and after January 1, 2000. The Servicer has written to the lessees where responses are outstanding. Airplanes Group cannot give any assurance that lessees will provide significantly more information on their Year 2000 compliance efforts. Accordingly, Airplanes Group cannot assess whether lessees will be able to become Year 2000 compliant and continue their operations.

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

The nature and extent of the risks posed by potential failure of aircraft and air traffic control systems because of Year 2000 problems have not been fully determined. Airplanes Group cannot give any assurance that its lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address Year 2000 compliance. Accordingly, Airplanes Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate Year 2000 problems associated with the Aircraft although no material expenditures have been incurred in this regard to-date. Such expenditure could, however, have a material adverse impact on the ability of Airplanes Group to make payments on the Notes.

The aviation insurance markets have sought to exclude any claims for losses incurred as a result of Year 2000 problems under existing policies. However, the application of this exclusion may be mitigated by the availability of the following limited writeback endorsement ("Year 2000 endorsements"): (i) hull and aircraft liability coverage in respect of accidental loss or damage to insured aircraft and for liability arising out of an accident involving the insured aircraft as a result of a Year 2000 occurrence and (ii) non aircraft liability coverage with regard to liability caused by an accident and arising out of a risk insured under the policy as a result of Year 2000 failure. Therefore, the effect of the Year 2000 endorsement is to provide that losses (including consequential losses) arising from a Year 2000 failure will only be paid where they result from an accident involving an aircraft or an injury to a third party. The Servicer has confirmed that all Airplanes Group's lessees have obtained Year 2000 endorsements.

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

New Accounting Pronouncement

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in September 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Airplanes Group is currently reviewing implementation of the requirements of SFAS No. 133. Airplanes Group is required to implement SFAS No. 133 by April 1, 2001.

Results of Operations - Six Months Ended September 30, 1999 Compared with Six Months Ended September 30, 1998.

Airplanes Group's results of operations for the six months ended September 30, 1999 reflected a continuation of reasonably favorable industry conditions. However, as discussed in - " Results of Operations - Three months ended September 30, 1999 compared with three months ended September 30, 1998" - there is considerable uncertainty facing the world's economy. Overall, Airplanes Group generated $89 million in cash from operations in the six months to September 30, 1999 compared to $51 million in the same period of the previous year. The increase in cash generated from operations in the six month period to September 30, 1999 is primarily attributable to a reduction in technical costs and a net inflow of maintenance reserves due to the timing of maintenance events. In addition, there was a decrease in cash paid in respect of interest. There was a net loss after taxation for the six months to September 30, 1999 of $115 million (Airplanes Limited: $105 million; Airplanes Trust: $10 million) compared to a net loss after taxation for the six months to September 30, 1998 of $79 million (Airplanes Limited: $77 million; Airplanes Trust: $2 million)

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the six months ended September 30, 1999 were $260 million (Airplanes Limited: $239 million; Airplanes Trust:
$21 million) compared with $268 million (Airplanes Limited: $246 million; Airplanes Trust: $22 million) for the six months ended September 30, 1998. The decrease in 1999 was primarily attributable to the reduction in the number of Aircraft on lease in the period to September 30, 1998, as a result of Aircraft sales and a greater number of Aircraft off lease during the three months ended September 30, 1999. At September 30, 1999, Airplanes Group had 196 of its 201 Aircraft on lease (Airplanes Limited: 178 Aircraft; Airplanes Trust: 18 Aircraft) compared to 210 of its 212 Aircraft on lease (Airplanes Limited: 192 Aircraft; Airplanes Trust: 18 Aircraft) at September 30, 1998. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the period to September 30, 1999.

Aircraft Sales

Sales revenues of $2 million (Airplanes Limited $2 million; Airplanes Trust:
Nil) in respect of the sale of one B737-200 Aircraft, and an engine from an A300 Aircraft, the airframe of which had previously been sold, were received in the six months ended September 30, 1999. The net book value of the Aircraft and engine at the date of sale, net of maintenance reserves of $1 million, was $1 million (Airplanes Limited:$1 million; Airplanes Trust: Nil). Sales revenues of $120 million (Airplanes Limited: $26 million; Airplanes Trust: $94 million) in respect of the sale of nine Aircraft (six DC8-71Fs, one B737, 300, one B737-200A and one A300-B4-100) were received in the same period in 1998. The net book value of the nine Aircraft at the date of sale, net of maintenance reserves, was $109 million (Airplanes Limited: $24 million; Airplanes Trust: $85 million).

Other Income

During the six months ended September 30, 1999 Airplanes Group exercised an option to purchase shares in an airline which had been granted to the lessor under the terms of the lease of an Aircraft to this lessee. The shares were subsequently sold, yielding a profit of $1 million.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 1999 amounted to $87 million (Airplanes Limited: $79 million; Airplanes
Trust: $8 million) compared with $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million) for the comparative period in 1998. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $226 million (Airplanes Limited: $205 million; Airplanes Trust: $21 million) in the six month period ended September 30, 1999 compared to $205 million (Airplanes Limited: $185 million; Airplanes Trust : $20 million) in the six month period ended September 30, 1998. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest being charged on accrued but unpaid Class E Note interest of $23 million and lower average debt and interest rates in the six months to September 30, 1999. In addition, the net interest expense for the six month period ended September 30, 1998 included a one-time gain of $6 million, recognised on the value of swaptions.

The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1999 was 6.45% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,216 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1998 was 6.85% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,393 million. Although LIBOR was lower in the six months ended September 30, 1999 as compared with the six months ended September 30, 1998, the weighted average interest rate on the Class A-D Notes actually increased slightly during the six months ended September 30, 1999 as compared to the six months ended September 30, 1998. This increase occurred because substantial amounts of Airplanes Group's floating rate notes have been paid down over time with relatively small payments on the fixed rate notes resulting in an increase in the relative proportion of fixed rate notes as compared with floating rate notes.

The difference for the six months ended September 30, 1998 in Airplanes Group's net interest expense of $226 million (Airplanes Limited: $205 million; Airplanes
Trust: $21 million) and cash paid in respect of interest of $107 million (Airplanes Limited: $97 million; Airplanes Trust: $10 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid in the six months ended September 30, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 1999, Airplanes Group earned interest income (including lessee default interest) of $6 million (Airplanes Limited: $6 million; Airplanes Trust: Nil) compared with $7 million in the six months ended September 30, 1997 (Airplanes Limited: $7 million; Airplanes Trust: Nil million). The decrease is primarily as a result of marginally lower lessee default interest in addition to lower interest rates in the six months to September 30, 1999.

At September 30, 1999, Airplanes Group had Swaptions with a notional principal of $289 million. The value of the Swaptions decreased by approximately $0.7 million during the six months ended September 30, 1999. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $0.7 million has been included in interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

See "Results of Operations - Three months ended September 30, 1999 compared with three months ended September 30, 1998" for a discussion of Airplanes Group's accounting practices in respect of delinquent receivables and provisions for "loss making leases". A number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 1999, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision required of $6 million in respect of bad and doubtful debts (Airplanes Limited: $7 million; Airplanes Trust: a credit of $1 million) in the six months ended September 30, 1999, compared with the overall net provision required of $3 million for the six months ended September 30, 1998 (Airplanes
Limited: $3 million; Airplanes Trust: Nil). The overall provision in 1999 was primarily as a result of provisions required for various lessees including two Brazilian lessees and one Colombian lessee, which were partially offset by a reduction in the provisions required in respect of one Irish lessee and one US lessee.

In respect of `loss making' lease provisions, there was an overall net utilisation of $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) in the six months ended September 30, 1999. In the six month period to September 30, 1998, there was an overall net utilization of $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million). There were no significant "loss making" leases signed in the six months to September 30, 1999. In the six months ended September 30, 1998, the only significant provision required was in respect of three DC8-71F Aircraft on lease to one Latin American lessee.

Other Lease Costs

Other lease costs in the six months ended September 30, 1999 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) compared to other lease costs of $16 million (Airplanes Limited: $15 million; Airplanes
Trust: $1 million) in the six months to September 30, 1998. The reduction in the charge in the six months to September 30, 1999, was primarily due to the fact that in the six months to September 30, 1998, there was an increase in technical expenses of $5 million which related primarily to four Fokker 100 aircraft repossessed from Sempati.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period to September 30, 1999 amounted to $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the six months to September 30, 1998 of $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $18 million in the six months to September 30, 1999 include $12 million (Airplanes Limited: $11 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to September 30, 1998 of $12 million (Airplanes Limited: $11 million; Airplanes Trust: $1 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 1999 was $5 million (Airplanes Limited: $5 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, compared with the charge of $4 million for the period to September 30, 1998 (Airplanes
Limited: $4 million; Airplanes Trust: Nil).

Operating Loss

The operating loss for the six months ended September 30, 1999 was $112 million (Airplanes Limited: $102 million; Airplanes Trust: $10 million) compared with an operating loss of $81 million for the six months ended September 30, 1998 (Airplanes Limited: $79 million; Airplanes Trust: $2 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge in the six months to September 30, 1999 of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) compared with an overall tax benefit of $2 million in the same period in 1998 (Airplanes Limited: $2 million; Airplanes Trust: Nil).

Net Loss

The net loss after taxation for the six months ended September 30, 1999 was $115 million (Airplanes Limited: $105 million; Airplanes Trust: $10 million) compared with a net loss after taxation for the six months ended September 30, 1998 of $79 million (Airplanes Limited: $77 million; Airplanes Trust: $2 million).

Financial Resources and Liquidity

There was a decrease in cash of $11 million for the six months to September 30, 1999 compared to a net increase of $1 million for the six months to September 30, 1998.

Liquidity

The cash balances at September 30, 1999 amounted to $213 million (Airplanes
Limited: $207 million ; Airplanes Trust: $6 million) compared to cash balances at September 30, 1998 of $219 million (Airplanes Limited: $213 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 1999 amounted to $89 million (Airplanes Limited: $80 million; Airplanes Trust:
$9 million) compared with $51 million in the six months ended September 30, 1998 (Airplanes Limited: $36 million; Airplanes Trust: $15 million). This includes cash paid in respect of interest of $107 million in the six months to September 30, 1999 (Airplanes Limited: $97 million; Airplanes Trust: $10 million) compared with $115 million in the six months to September 30, 1998 (Airplanes Limited:
$104 million; Airplanes Trust: $11 million). The increase in cash from operations generated in the six month period to September 30, 1999 is primarily attributable to a reduction in both maintenance claims and technical costs for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998. In addition, there has been a reduction in cash paid in respect of interest in the six month period ended September 30, 1999.

Investing and Financing Activities

Cash flows from investing activities in the six months to September 30, 1999 primarily reflects proceeds of $2 million from the sale of one B737-200 Aircraft and one engine. This has been offset by $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) of costs capitalised in relation to Aircraft expenditures. The cash provided by capital and sale type leases was $4 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) as compared with $4 million in the comparative period to September 30, 1998 (Airplanes Limited: $4 million; Airplanes Trust: Nil).

Cash flows from financing activities in the six months to September 30, 1999 primarily reflect the repayment of $104 million of principal on Subclass A-6 and Class B Notes by Airplanes Group (Airplanes Limited: $95 million; Airplanes
Trust: $9 million) compared to $174 million of principal on Subclass A-5, Subclass A-6 and Class B Notes repaid by Airplanes Group (Airplanes Limited:
$159 million; Airplanes Trust: $15 million) in the six months to September 30, 1998. The higher amount of principal repayments in the six months ended September 30, 1999 is due to a higher amount of cash provided by operating activities as discussed above.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of September 30, 1999, are as follows:


                    Annual Interest                                                                    Estimated
                         Rate             Principal Amount   Expected Final      Final                Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end     Payment Date        Maturity Date        September 30, 1999
-----------------   -----------------     --------------     ------------        -------------        ------------------
                                           $ Millions                                                  $ Millions

Subclass A-4        (LIBOR+.62%)                200          March 15, 2003      March 15, 2019           199
Subclass A-6        (LIBOR+.34%)                641          January 15, 2004    March 15, 2019           638
Subclass A-7        (LIBOR+.26%)                550          March 15, 2001      March 15, 2019           548
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003      March 15, 2019           683
Class B             (LIBOR+.75%)                304          March 15, 2009      March 15, 2019           294
Class C             (8.15%)                     367          March 15, 2011      March 15, 2019           340
Class D             (10.875%)                   400          March 15, 2012      March 15, 2019           360
                                             ------                                                    ------
                                              3,162                                                     3,062
                                              =====                                                     =====

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of AerFi Group, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 1999, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,140 million. The aggregate notional principal of these Swaps will be reduced to $1,455 million by the end of the fiscal year ended March 31, 2000. These Swaps will be further reduced to an aggregate notional principal balance of $905 million by the year ended March 31, 2001, to an aggregate notional principal balance of $600 million by the year ended March 31, 2002 and to an aggregate notional principal balance of $110 million by the year ended March 31, 2003. None of the Swaps have maturity dates extending beyond November 2003. The aggregate fair value of the Swaps at September 30, 1999 was $11 million.

Airplanes Group Swap Book at September 30, 1999

  Swap No.      Notional Amount (i)   Effective Date       Final          Fixed Rate      Estimated Fair Market
                   ($ Millions)                        Maturity Date     Payable (ii)   Value as at September 30,
                                                                                                  1999

      1                  5               09/15/97         10/15/99         5.9050%                ($2,184)
      2                 35               04/15/99         10/15/99         4.9850%                 $11,493
      3                 65               04/15/99         10/15/99         4.9600%                 $22,713
      4                 145              07/30/99         01/15/00         5.5100%                 $69,913
      5                 10               09/22/97         02/15/00         5.7450%                  $1,462
      6                 210              09/15/99         03/15/00         5.6825%                ($1,569)
      7                  0               10/15/99         03/15/00         5.7750%                 $15,217
      8                 10               12/15/97         04/15/00         6.3900%               ($34,676)
      9                 140              05/17/99         04/15/00         5.0665%                $151,137
     10                 20               06/24/97         06/15/00         5.9825%               ($33,278)
     11                 15               07/15/97         06/15/00         6.0600%               ($33,449)
     12                  5               02/17/98         06/15/00         5.5475%                  $8,083
     13                 25               12/15/97         10/15/00         5.8475%               ($10,116)
     14                 60               01/06/97         11/15/00         6.1100%               ($93,472)
     15                 15               01/15/97         11/15/00         6.0550%               ($37,191)
     16                 10               08/15/97         12/15/00         5.9800%               ($14,517)
     17                 20               12/23/97         03/15/01         5.8175%                 $27,124
     18                 180              03/28/96         04/15/01         6.0925%              ($191,115)
     19                 55               09/30/97         06/15/01         6.0650%              ($121,052)
     20                 45               10/28/97         06/15/01         5.9600%               ($30,125)
     21                 60               11/04/97         08/15/01         5.9170%                  $7,919
     22                 40               04/15/98         09/15/01         5.7425%                $250,553
     23                 70               03/16/98         12/15/01         5.5150%                $747,986
     24                 15               01/27/98         12/15/01         5.5900%                $229,512
     25                 40               03/16/98         01/15/02         5.7750%                $145,706
     26                 60               04/15/98         02/15/02         5.6050%                $339,330
     27                 40               04/15/98         04/15/02         5.7150%                $168,033
     28                 15               05/27/98         04/15/02         5.8260%                $160,648
     29                 80               08/16/99         04/15/02         5.6750%                $455,651
     30                 10               10/27/98         05/15/02         4.7675%                $349,070
     31                 20               05/17/99         06/15/02         5.8750%                $214,147
     32                 10               02/16/99         07/15/02         5.8025%                $129,119
     33                 20               09/15/98         08/15/02         5.3900%                $272,240
     34                 150              07/15/98         12/15/02         5.7160%              $1,670,017
     35                 20               08/25/98         02/15/03         5.6785%                $600,726
     36                 15               10/15/98         02/15/03         4.8850%                $874,285
     37                 15               11/16/98         02/15/03         4.9450%                $479,606
     38                 65               12/15/98         02/15/03         5.0540%              $1,857,147
     39                  0               02/15/00         03/15/03         5.1365%                $571,053
     40                  0               01/18/00         03/15/03         5.2725%                $518,332
     41                 110              06/01/99         03/15/03         5.7550%                $447,626
     42                 145              06/21/99         06/15/03         6.0000%                $439,458
     43                 60               07/15/99         08/15/03         6.1000%                $299,574
     44                  0               01/18/00         10/15/03         6.4650%               ($65,201)
     45                 10               08/17/99         11/15/03         6.6100%              ($269,088)
                                                                                                ----------
                                                                                               $10,597,848
                                                                                               ===========

----------
(i) While some of the above may have a fixed maturity date, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 18 which is calculated on a monthly fixed 30/360 unadjusted basis.

(iii) Under all Swaps Airplanes Group receives floating at one month LIBOR, which resets monthly.

Pursuant to a decision of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced 30 of its portfolio of 44 Swaps. Twenty of these Swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected current market rates. Airplanes Group received a net cash payment of US$9.33 million with respect to these 20 Swaps. In addition, ten of the 30 Swaps were terminated, in return for a net payment to Airplanes Group of US$1.92 million. In aggregate therefore, Airplanes Group is due to receive on November 15, 1999, a net cash inflow of US$11.25 million, but will now have higher ongoing swap costs as a result of re-calibrating the Swaps to current market rates. Simultaneously with these terminations, Airplanes Group put in place a replacement Swap to maintain a fully hedged position. These adjustments and terminations released the positive value in Airplanes Group's Swaps and allowed that value to be available to be applied to additional payments of the Class A Principal Adjustment Amount. These transactions were conducted in accordance with Airplanes Group's interest rate risk management policies.

The realized gain on the termination of these Swaps will be deferred and the recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps".

Airplanes Group Swap Book at November 15, 1999

                 Notional Amount       Effective        Final          Existing         New Fixed
                ($ Millions) from         Date         Maturity       Fixed Rate        Rate from
    Swap        November 15, 1999                        Date          Payable      November 15, 1999
               To December 15, 1999

           1           145                 7/30/99          1/15/00        5.5100%              5.8300%
           2            10                 9/22/97          2/15/00        5.7450%
           3           160                10/15/99          3/15/00        5.7750%
           4           125                 9/15/99          3/15/00        5.6825%              6.0600%
           5            10                12/15/97          4/15/00        6.3900%
           6            25                 5/17/99          4/15/00        5.0665%              5.9800%
           7            5                  2/17/98          6/15/00        5.5475%              5.9500%
           8            15                 7/15/97          6/15/00        6.0600%
           9            20                 6/24/97          6/15/00        5.9825%
          10           105                10/15/99          7/15/00        5.8650%
          11            20                12/15/97         10/15/00        5.8475%
          12            15                 1/15/97         11/15/00        6.0550%
          13            10                 8/15/97         12/15/00        5.9800%
          14            75                10/28/99          1/15/01        5.9250%
          15            20                12/23/97          3/15/01        5.8175%
          16           155                 3/28/96          4/15/01        6.0925%
          17            45                10/28/97          6/15/01        5.9600%
          18            15                 5/27/98          4/15/02        5.8260%              6.2800%
          19            45                 8/16/99          4/15/02        5.6750%              6.2250%
          20            10                10/27/98          5/15/02        4.7675%              6.2900%
          21           415                11/15/99          6/15/02        6.1200%
          22            10                 2/16/99          7/15/02        5.8025%              6.2700%
          23            20                 9/15/98          8/15/02        5.3900%              6.1700%
          24           150                 7/15/98         12/15/02        5.7160%              6.2400%
          25            70                12/15/98          2/15/03        5.0540%              6.2840%
          26            10                11/16/98          2/15/03        4.9450%              6.3900%
          27            20                10/15/98          2/15/03        4.8850%              6.3800%
          28            20                 8/25/98          2/15/03        5.6785%              6.3900%
          29            0                  1/18/00          3/15/03        5.2725%              6.3850%
          30            0                  2/15/00          3/15/03        5.1365%              6.3965%
          31            90                  6/1/99          3/15/03        5.7550%              6.2200%
          32            90                 6/21/99          6/15/03        6.0000%              6.3100%
          33           110                 7/15/99          8/15/03        6.1000%              6.2900%
          34            0                  1/18/00         10/15/03        6.4650%
          35            10                 8/17/99         11/15/03        6.6100%              6.3300%

----------
(i) The Swaps with a new fixed rate represent the Swaps that have been re-calibrated.

(ii) Swap No. 21 with a notional principal amount of US$415m replaced the 10 Swaps that were terminated.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to September 30, 1999, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million. The net aggregate notional principal balance of Swaptions at September 30, 1999 therefore amounted to $289 million. The fair values of the Swaptions at September 30, 1999 was $0.4 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the decrease in this amount since March 31, 1999 of $0.7 million has been included in interest expense for the six months ended September 30, 1999.

Airplanes Group Swaption Book at September 30, 1999

Swaption No.     Notional Amount (i)     Effective          Final           Fixed Rate        Estimated Fair Market
                     ($ Millions)           Date        Maturity Date    Receivable (ii)    Value as at September 30,
                                                                                                      1999
      1                   14              5/15/98         10/15/00            5.000%                    2,336
      2                   25              9/15/98         11/15/00            5.200%                    5,113
      3                   7               2/17/98          1/15/01            5.000%                    1,686
      4                   24              1/15/98          5/15/01            5.000%                   16,409
      5                   50              9/15/98         12/15/01            5.300%                   37,354
      6                   30              1/15/98          4/15/02            5.000%                   38,349
      7                   34              2/17/98          9/15/02            5.100%                   50,324
      8                   15              3/16/98          3/15/03            5.100%                   29,561
      9                   50              7/15/98          3/15/03            5.100%                   95,983
     10                   20              4/15/98          6/15/03            5.100%                   43,659
     11                   10              9/15/98          9/15/03            5.300%                   19,889
     15                   10              2/16/99          2/15/04            5.400%                   40,805
                          --                                                                           ------
                         289                                                                          381,468
                                                                                                      =======

----------
(i) Under each Swaption, if exercised, Airplanes Group would receive fixed amounts at the rate indicated above on a monthly fixed 30/360 unadjusted basis.

(ii) Under each Swaption, if exercised, Airplanes Group would pay floating amounts at one month LIBOR, which resets monthly.

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

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the Notes. Please refer to "Risk Factors" in the Airplanes Group Form 10-K filed with the SEC on June 30, 1999 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Part II.    Other Information

Item 1. Legal Proceedings

VASP

On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi has sought leave to appeal the December 1996 decision and the court's responses to the clarificatory motions. In addition, AerFi has sought a stay on the High Court's decisions pending its appeals.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule of Airplanes Limited

                  27.2     Financial Data Schedule of Airplanes U.S. Trust

         (b) Reports on Form 8-K: Filed for event dates July 13, 1999; August 12, 1999; September 13, 1999; October 13, 1999 and November 10, 1999 (relating to the monthly report to holders of the Certificates).

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999                AIRPLANES LIMITED

                                        By: /s/ WILLIAM M. MCCANN
                                            ---------------------
                                            William M. McCann
                                            Director and Principal
                                            Accounting Officer

Date: November 15, 1999                 AIRPLANES U.S. TRUST

                                        By: /s/ WILLIAM M. MCCANN
                                            ---------------------
                                            William M. McCann
                                            Controlling Trustee and
                                            Principal Accounting Officer

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                                INDEX TO EXHIBITS

EXHIBIT NUMBER

27.1              Financial Data Schedule of Airplanes Limited

27.2              Financial Data Schedule of Airplanes U.S. Trust