Form 10-Q
period 1999-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2000-02-11
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

                                                            Outstanding at
Issuer                               Class                 December 31, 1999

Airplanes Limited      Common Stock, $1.00 par value              30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended December 31, 1999

                                      Index

Part I.   Financial Information                                         Page No.

Item 1.   Financial Statements (Unaudited)                                  3

o   Unaudited Condensed Balance Sheets - December 31, 1999 and March
    31, 1999
o Unaudited Condensed Statements of Operations - Three Months Ended December 31, 1999 and December 31, 1998
o Unaudited Condensed Statement of Operations - Nine Months ended December 31, 1999 and December 31, 1998.
o Unaudited Condensed Statements of Changes in Shareholders Deficit / Net Liabilities - Nine months Ended December 31, 1999 and
    December 31, 1998
o Unaudited Condensed Statements of Cash Flows - Nine Months Ended December 31, 1999 and December 31, 1998
o   Notes to the Unaudited Condensed Financial Statements


Item 2.   Management's Discussion and Analysis of Financial                 10
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risks       28

Part II.  Other Information

Item 1.   Legal Proceedings                                                 33

Item 6.   Exhibits and Reports on Form 8 - K                                34

Signatures

Index to Exhibits

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)



                                 AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                    March 31,                                 December 31,
                                     ----------------------------------------  -----------------------------------------
                                                      1999                                       1999
                                     ----------------------------------------  -----------------------------------------
                                      Airplanes     Airplanes                   Airplanes      Airplanes
                                       Limited        Trust       Combined       Limited         Trust       Combined
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                                   ($millions)                                ($millions)
ASSETS

Cash                                         218             6           224           205              6           211
Accounts receivable
    Trade receivables                         38             5            43            26              6            32
    Allowance for doubtful debts             (14)           (3)          (17)           (9)            (2)          (11)
Amounts due from Airplanes Limited             0            35            35                           33            33
Intercompany capital lease                    36             -            36            34                           34
Net investment in capital and sales
     type leases                              20            36            56            16             34            50
Aircraft, net                              2,820           252         3,072         2,703            240         2,943
Other assets                                   4             0             4             4              0             4
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total assets                               3,122           331         3,453         2,979            317         3,296
                                     ============  ============  ============  ============   ============  ============


LIABILITIES

Accrued expenses and other liabilities       581            51           632           742             70           812
Amounts due from Airplanes Trust              35             0            35            33              0            33
Intercompany capital lease                     -            36            36             0             34            34
Indebtedness                               3,500           342         3,842         3,352            327         3,679
Provision for maintenance                    266            17           283           272             18           290
Deferred income taxes                         51            48            99            51             48            99
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total liabilities                          4,433           494         4,927         4,450            497         4,947
                                     ------------  ------------  ------------  ------------   ------------  ------------
Net liabilities                           (1,311)         (163)       (1,474)       (1,471)          (180)       (1,651)
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                           3,122           331         3,453         2,979            317         3,296
                                     ============  ============  ============  ============   ============  ============

                                 AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                        Three Months Ended December 31,
                                   ---------------------------------------------------------------------------
                                                  1998                                   1999
                                   ------------------------------------  -------------------------------------
                                   Airplanes    Airplanes                Airplanes    Airplanes
                                    Limited       Trust      Combined     Limited       Trust       Combined
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                                ($millions)                           ($millions)


Revenues
Aircraft leasing                          121          10          131          113           10          123
Aircraft sales                              2           -            2            -            -            -
Other income                                -           -            -            -            -            -

Expenses
Cost of Aircraft sold                      (1)          -           (1)           -            -            -
Depreciation and amortisation             (40)         (4)         (44)         (40)          (4)         (44)
Net interest expense                     (102)        (10)        (112)        (108)         (11)        (119)
Provision for maintenance                 (17)          -          (17)         (16)          (1)         (17)
Bad and doubtful debts                      -          (1)          (1)           7            -            7
Provision for loss making leases, net       3           -            3           (1)           -           (1)
Other lease costs                          (3)          -           (3)          (5)           -           (5)
Selling, general and administrative
     expenses                              (9)          -           (9)          (8)          (1)          (9)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes               (46)         (5)         (51)         (58)          (7)         (65)
Income tax benefit/(charge)                 -           -            -            3            -            3
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                                (46)         (5)         (51)         (55)          (7)         (62)
                                   ===========  ==========  ===========  ===========  ===========  ===========

                                 AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                         Nine Months Ended December 31,
                                   ---------------------------------------------------------------------------
                                                  1998                                   1999
                                   ------------------------------------  -------------------------------------
                                   Airplanes    Airplanes                Airplanes    Airplanes
                                    Limited       Trust      Combined     Limited       Trust       Combined
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                                ($millions)                           ($millions)

Revenues
Aircraft leasing                          367          32
Aircraft sales                             28          94          399          352           31          383
                                                                   122            2            -            2
Other income                                                         -            1            -            1

Expenses
Cost of Aircraft sold                     (25)        (85)        (110)          (1)           -           (1)
Depreciation and amortisation            (120)        (12)        (132)        (119)         (12)        (131)
Net interest expense                     (287)        (30)        (317)        (313)         (32)        (345)
Provision for maintenance                 (50)         (3)         (53)         (49)          (3)         (52)
Bad and doubtful debts                     (3)         (1)          (4)           -            1            1
Provision for loss making leases, net       8           1            9            5            1            6
Other lease costs                         (18)         (1)         (19)         (13)          (1)         (14)
Selling, general and administrative
     expenses                             (25)         (2)         (27)         (25)          (2)         (27)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes              (125)         (7)        (132)        (160)         (17)        (177)
Income tax benefit/(charge)                 2           -            2            -            -            -
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                               (123)         (7)        (130)        (160)         (17)        (177)
                                   ===========  ==========  ===========  ===========  ===========  ===========

                                 AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

            Nine Months Ended December 31, 1998 and December 31, 1999


                                             Airplanes Limited              Airplanes Trust     Combined
                                  ----------------------------------------  ----------------  ------------
                                    Share         Net      Shareholders'          Net         Shareholders
                                   Capital     Liabilities    Deficit         Liabilities     Deficit/ Net
                                                                                              Liabilities
                                  ----------------------------------------  ----------------  -----------
                                  ($millions)  ($millions)   ($millions)      ($millions)     ($millions)


Balance at March 31, 1998                 0        1,146            1,146               150        1,296

Net loss for the period                              123              123                 7          130
                                  ----------   ----------  ---------------  ----------------  -----------
Balance at December 31, 1998              0        1,269            1,269               157        1,426
                                  ==========   ==========  ===============  ================  ===========


Balance at March 31, 1999                 0        1,311            1,311               163        1,474

Net loss for the period                              160              160                17          177
                                  ----------   ----------  ---------------  ----------------  -----------
Balance at December 31, 1999              0        1,471            1,471               180        1,651
                                  ==========   ==========  ===============  ================  ===========


                                 AIRPLANES GROUP

                   UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                     Nine Months Ended December 31,
                                            -------------------------------------------------------------------------------
                                                             1998                                    1999
                                            ---------------------------------------  --------------------------------------
                                            Airplanes     Airplanes                  Airplanes     Airplanes
                                             Limited        Trust       Combined      Limited        Trust       Combined
                                            -----------   -----------  ------------  -----------  ------------  -----------
                                                          ($millions)                             ($millions)
Cash flows from operating activities
Net loss                                          (123)           (7)         (130)        (160)          (17)        (177)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                      120            12           132          119            12          131
Aircraft maintenance, net                          (23)           (2)          (25)           7             1            8
Profit on disposal of aircraft                      (3)           (9)          (12)          (1)            -           (1)
Deferred income taxes                               (2)            -            (2)           -             -            -
Provision for loss making leases                    (8)           (1)           (9)          (5)           (1)          (6)
Provision for bad debts                              3             1             4            -            (1)          (1)
Accrued and deferred interest expense              130            12           142          173            17          190

Changes in operating assets & liabilities:
Accounts receivable, net                            (6)           (1)           (7)           5             1            6
Intercompany account movements                     (15)           15             -           (2)            2            -
Other accruals and liabilities                     (22)           (2)          (24)          (2)            1           (1)
Other assets                                         4             -             4           (2)            -           (2)

                                            -----------   -----------  ------------  -----------  ------------  -----------
Net cash provided by operating activities           55            18            73          132            15          147
                                            ===========   ===========  ============  ===========  ============  ===========


Cash flows from investing activities
Purchase/Sale of aircraft                           42            79           121            -             -            -
Intercompany movements - Airplanes Group            79           (79)
Capital and sales type leases                        6             -             6            6             -            6
Net cash provided by                        -----------   -----------  ------------  -----------  ------------  -----------
investing activities                               127             -           127            6             -            6
                                            ===========   ===========  ============  ===========  ============  ===========

Cash flows from financing activities
Decrease in indebtedness                          (190)          (18)         (208)        (151)          (15)        (166)
Net cash used in
                                            -----------   -----------  ------------  -----------  ------------  -----------
    financing activites                           (190)          (18)         (208)        (151)          (15)        (166)
                                            ===========   ===========  ============  ===========  ============  ===========

Net decrease in cash                                (8)            -            (8)         (13)            -          (13)

Cash at beginning of period                        212             6           218          218             6          224
                                            -----------   -----------  ------------  -----------  ------------  -----------

Cash at end of period                              204             6           210          205             6          211
                                            ===========   ===========  ============  ===========  ============  ===========

Cash paid in respect of:
Interest                                           169            17           186          143            15          158
                                            ===========   ===========  ============  ===========  ============  ===========


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

    On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at December 31, 1999 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 1999 and for the three and nine month periods ending December 31, 1999 and December 31, 1998. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of AerFi Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at December 31, 1999, 27 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At December 31, 1999, 195 of the remaining 201 Aircraft were on lease to 73 operators in 39 countries.

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


Cashflow Performance Relative to March 1998 Assumptions

The March 16, 1998 prospectus relating to the Refinancing contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the January 11, 2000 Calculation Date (the "Period"), the cash performance of Airplanes Group was $14 million ahead of the 1998 Assumptions. This was entirely due to Aircraft sales of $87 million not assumed in the 1998 Assumptions. This positive sales variance was substantially offset by Net Operating Cashflows which were $74 million lower than the 1998 Assumptions in the Period. ("Net Operating Cashflows" comprise gross lease revenue cashflows after selling, general and administrative expenses, maintenance costs, operating costs (including interest costs) and expenditure due to Aircraft downtime, defaults, repossession and bad debts.) In addition, during the Period, Airplanes Group exercised an option to purchase shares in an airline which Airplanes Group had been granted under the terms of a lease of an Aircraft to this lessee. The shares were subsequently sold yielding net proceeds of $1 million.

At January 18, 2000, having made the principal and interest distributions on that date, Airplanes Group held cash balances of $178 million, $164 million in the liquidity reserve and $14 million in the expense account. The cash balances retained by Airplanes Group in the form of the liquidity reserve and expense account decreased by $17 million between March 1998 and January 2000 which, when combined with the positive cash performance of $14 million, resulted in principal distributions in the Period of $31 million higher than the 1998 Assumptions.

Aircraft Sales

Sales proceeds of $134 million were received in the Period in respect of the sale of 20 Aircraft which included six DC8-71Fs, one B737-300, four B737-200As and one A300-B4-100 which was scrapped. In addition, Airplanes Group disposed of eight DC9 Aircraft pursuant to a lessee purchase option, all of which were over 25 years old at date of sale and the proceeds received for these Aircraft were negligible. The 1998 Assumptions reflected sales proceeds of $47 million in respect of the sale of three DC8-71F Aircraft only.

Net Operating Cashflows

Net Operating Cashflows were $74 million lower than the 1998 Assumptions in the Period due to the following:

Lease revenue receipts

Lease revenue receipts were $32 million lower than the 1998 Assumptions in the Period. This negative variance is primarily as a result of a number of lessees going into arrears on their rental payments ($19 million), revenue foregone due to Aircraft sales ($25 million) and other net negative variances ($14 million) due to differences in lease rates and interest rate movements. These factors were partially offset by the fact that revenue lost through downtime and defaults was $26 million lower than assumed in the 1998 Assumptions.

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

Other leasing/repossession costs

Other leasing costs were approximately $27 million greater than the 1998 Assumptions in the Period. The 1998 Prospectus assumed that other leasing costs would amount to 2% of lease revenues. Since March 1998 other leasing costs have amounted to approximately 5% of lease revenues. In general, other leasing costs have exceeded the 1998 Assumption primarily due to high transition costs on Aircraft delivering to new lessees in the Period and the level of payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases. These contributions included mainly, payments made in the form of lessor contributions to engine refurbishment costs on two A300 Aircraft.

In addition, repossession costs at 0.7% of lease revenues received were $1 million lower than the 1998 Assumptions of 0.8%. These repossession costs were primarily in respect of three MD83 Aircraft repossessed from Sunways and four F100 Aircraft repossessed from Sempati. To a lesser extent they were also related to one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was redelivered from an Indonesian lessee and subsequently sold in September 1998.

Net interest payments (including hedging costs)

Net interest payments (including hedging costs) were $25 million lower than the 1998 Assumptions due to the following:

Interest payments on the floating rate Class A ($16 million) and Class B ($2 million) Notes were lower than assumed as a result of a combination of lower principal balances outstanding due to the greater than assumed principal amortisation and the lower interest rate environment. Also, since the February 1999 Payment Date there has been a suspension of payments of the Class E Minimum Interest Amount ($6 million cumulative to-date) due to the reallocation of cashflows to the more senior Note classes as a result of a greater than assumed reduction in aircraft valuations in the period to February 5, 1999.

Net interest swap payments which were $2 million lower than the 1998 Assumptions included a net cash inflow of $11.25 million on the re-couponing/unwinding of 30 of Airplanes Group's portfolio of 44 Swaps (refer to Interest Rate Management on page 31). In addition, payments of $2 million in respect of the Minimum and Supplemental Hedge Payments in the Period were not assumed in the 1998 Assumptions.

Interest income receipts were $2 million higher than the 1998 Assumptions due to higher cash balances retained in Airplanes Group.

Security Deposits

There was a net decrease of $11 million in lessee security deposits held by Airplanes Group over the Period which was not assumed in the 1998 Assumptions. This decrease was represented by an equivalent movement in the Liquidity Reserve.

Principal Distributions

As a result of the above, Airplanes Group repaid $31 million more debt in the Period than assumed in the 1998 Assumptions. Distributions of principal to the Class A Certificateholders were $41 million greater than assumed and distributions of principal to the Class B Certificateholders were $7 million lower than assumed. The February 1999 decrease in aircraft valuations resulted in a reallocation of cashflows in favour of the Class A Notes through the payment of Class A Principal Adjustment Amounts and a deferral of payments of the Class C and D Scheduled Principal Amounts. However, on December 15, 1999 arrears of the Class A Principal Adjustment Amounts were eliminated and payments of the Class C Scheduled Principal Amounts recommenced. On January 18, 2000, the deferred Class C Scheduled Principal Amounts were paid in full and payments of the Class D Scheduled Principal Amounts commenced. Following the distributions to Certificateholders on January 18, 2000, the arrears of Class D Scheduled Principal Amounts were $3 million.

Recent Developments

The aircraft leasing industry is being adversely affected by a significant increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types. Airplanes Group has twenty two Aircraft to remarket before June 30, 2000. These comprise (2 x B737 300's / 400's, 3 x B727/B737-200A's, 6 x DHC
8-300's, 9 x DC9 and 2 x B767-300). As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing certain of these Aircraft at satisfactory lease rates and without incurring substantial downtime. The Servicer is in discussions with two lessees concerning lease receivables which may result in the Aircraft being repossessed. In the event that the Servicer decides to repossess these Aircraft, Airplanes Group would have additional Aircraft to place in the current market environment.

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

Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency. Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated rental payments under the leases. At present it appears that some consolidation may take place in Brazil with the possible merger of a number of Brazilian airlines being suggested by market analysts. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries. At December 31, 1999, Airplanes Group leased 67 Aircraft representing 32.41% of its portfolio by Appraised Value to operators in Latin America of which 15 Aircraft representing 12.97% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly, further deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

The Servicer is currently in negotiation with a Brazilian lessee with regard to restructuring outstanding receivables. The lessee leases eight F100 Aircraft (3.26% of the portfolio by Appraised Value). In the three months ended December 31, 1999, the Servicer completed a restructuring of outstanding receivables with one Brazilian lessee, the lessor of three MD11 Aircraft and three B737-500 Aircraft (7.99% of the portfolio by Appraised Value). Through a combination of cash payments by the lessee in December 1999 ($4.3 million) and reduced security deposits ($4.4 million) (which will be reinstated over the term of the lease) the balance was cleared.

Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate ten Aircraft, representing 6.56% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the dollar denominated rental payments under the leases. During the three months ended December 31, 1999, one lessee with whom the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement, repaid $2.2 million of restructured lease rental and maintenance payments.

At December 31, 1999, five lessees operate thirteen aircraft representing 8.90% of the Aircraft by Appraised Value in Turkey, which was hit by a severe earthquake in August 1999. Four of these carriers operate charter flights which are heavily dependent on foreign tourists travelling to Turkey. Damage caused by the earthquake and any fall-off in tourist traffic may adversely affect the ability of these carriers to operate and meet their obligations under the leases.

The economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. The economic difficulties in Indonesia have resulted in civil disturbances and a change of government in that country. Several airlines in the region have announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that now prevail in large parts of the region last for a significant period of time these will have an adverse impact on operators in the region as well as global aircraft demand. At December 31, 1999, Airplanes Group leased 16 Aircraft, representing 9.37% of its portfolio by Appraised Value, to operators in Asia and the Far East.

The U.S. Federal Aviation Administration (the "FAA") has indicated that it will develop in the near term a new test specification for insulation for the purpose of increasing fire safety on aircraft. The FAA has also begun discussion with the international aviation authorities on this matter. In addition, the FAA has indicated that it will propose requiring the use of improved insulation once the new test standard is developed. It is possible that additional service bulletins, new maintenance practices and mandatory airworthiness directives may be issued while the new standard for insulation is developed. If new standards for insulation are implemented, Airplanes Group could incur significant costs in ensuring the Aircraft comply with these standards which could impact adversely on Airplanes Group's results of operations. It is currently not clear whether or to what extent manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft into compliance with such new test standards.

Results of Operations - Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998.

There is considerable uncertainty facing the markets in which Airplanes Group's lessees operate due to the continuing Asian financial crisis, the substantial difficulties facing the Russian political and financial system and the devaluation of the Brazilian currency. Despite this and although a small number of lessees performed poorly, Airplanes Group's results of operations for the three months ended December 31, 1999 continued to be relatively stable. Overall, Airplanes Group generated $58 million in cash from operations in the three months to December 31, 1999 compared to $22 million in the same period of the previous year. The increase in cash generated from operations in the three month period to December 31, 1999 is primarily attributable to a decrease in cash paid in respect of interest and a cash receipt relating to the re-couponing and unwinding of 30 of Airplanes Group's Swaps. In addition there was a reduction in the level of receivables and a net inflow of maintenance reserves. In the three months to December 31, 1998, there was a net outflow of maintenance reserves due to the acceleration of maintenance events (including as a result of Aircraft repossessions) and the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases. This has been partially offset by a reduction in lease revenues due to previous Aircraft sales, and a greater number of off lease aircraft during the three months ended December 31, 1999. There was a net loss after taxation for the three months to December 31, 1999 of $62 million (Airplanes Limited: $55 million; Airplanes
Trust: $7 million) compared to a net loss after taxation for the three months to December 31, 1998 of $51 million (Airplanes Limited: $46 million; Airplanes
Trust: $5 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E
Note interest.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended December 31, 1999 were $123 million (Airplanes Limited: $113 million; Airplanes Trust:
$10 million) compared with $131 million (Airplanes Limited: $121 million; Airplanes Trust: $10 million) for the three months ended December 31, 1998. The decrease in 1999 was primarily attributable to the reduction in the number of Aircraft on lease in the period to December 31, 1999, as a consequence of Aircraft sales and a greater number of Aircraft off lease during the three months ended December 31, 1999. At December 31, 1999, Airplanes Group had 195 of its 201 Aircraft on lease (Airplanes Limited: 177 Aircraft; Airplanes Trust: 18 Aircraft) compared to 202 of its 204 Aircraft on lease (Airplanes Limited: 184 Aircraft; Airplanes Trust: 18 Aircraft) at December 31, 1998.

Aircraft Sales

There were no sales in the three months ended December 31, 1999. Sales revenues of $2 million (Airplanes Limited: $2million; Airplanes Trust: Nil) in respect of the sale of two DC9-14 Aircraft and six DC9-15 Aircraft were received in the three months ended December 31, 1998. The net book value of the Aircraft at the date of sale was $1 million (Airplanes Limited: $1 million, Airplanes Trust:
Nil).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 1999 amounted to $44 million (Airplanes Limited: $40 million; Airplanes
Trust: $4 million) compared with $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) for the comparative period in 1998.

Net Interest Expense

Net interest expense was $119 million (Airplanes Limited: $108 million; Airplanes Trust: $11 million) in the three month period ended December 31, 1999 compared to $112 million (Airplanes Limited: $102 million; Airplanes Trust: $10 million) in the three month period ended December 31, 1998. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $14 million and lower average debt in the three months to December 31, 1999. In addition, the net interest expense for the three month period ended December 31, 1998 included a one-time expense of $2 million recognised on the value of swaptions.

The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1999 was 6.86% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,136 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1998 was 6.69% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,312 million.

The difference for the three months ended December 31, 1999 in Airplanes Group's net interest expense of $119 million (Airplanes Limited: $108 million; Airplanes
Trust: $11 million) and cash paid in respect of interest of $51 million (Airplanes Limited: $46 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid, in the three months ended December 31, 1999.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 1999, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) compared with $3 million in the three months ended December 31, 1998 (Airplanes Limited: $3 million; Airplanes Trust: Nil).

At December 31, 1999, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $289 million. The value of the Swaptions decreased by approximately $0.2 million during the three months ended December 31, 1999. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $0.2 million has been included in interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a small number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 1999, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $7 million in respect of bad and doubtful debts (Airplanes Limited: $7 million; Airplanes Trust: $Nil million) in the three months ended December 31, 1999, compared with an overall net charge of $1 million for the three months ended December 31, 1998 (Airplanes Limited: $Nil million; Airplanes Trust: $1 million). The net credit in 1999 was primarily as a result of provisions released in respect of two Brazilian lessees and one Colombian lessee which was partially offset by provisions required in relation to one Irish lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. The significant `loss making' leases signed in the three months to December 31, 1999 related to two Fokker 100 Aircraft, on lease to a Latin American lessee. In the three months to December 31, 1998, the only significant "loss making" lease signed related to a B767 Aircraft on lease to a Latin American lessee. Consequently, there was an overall net provision of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil million) in respect of `loss making' lease provisions in the three months ended December 31, 1999, compared with the three month period to December 31, 1998, where there was an overall net utilisation of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil million).

Other Lease Cost

Other lease costs, comprising mainly Aircraft related technical expenditure, in the three months ended December 31, 1999 amounted to $5 million (Airplanes
Limited: $5 million; Airplanes Trust: $Nil million) compared to other lease costs of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) in the three months to December 31, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to December 31, 1999 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months to December 31, 1998 of $9 million (Airplanes Limited: $9 million; Airplanes Trust: $Nil million).

The most significant element of selling, general and administrative expenses are the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to December 31, 1999 and the three months to December 31, 1998 include $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1999 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $2 million for the period to December 31, 1998.

Operating Loss

The operating loss for the three months ended December 31, 1999 was $65 million (Airplanes Limited: $58 million; Airplanes Trust: $7 million) compared with an operating loss of $51 million for the three months ended December 31, 1998 (Airplanes Limited: $46 million; Airplanes Trust: $5 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $3 million (Airplanes Limited: $3 million; Airplanes Trust : Nil) required in the three months to December 31, 1999, as compared with no tax movement for the three months ended December 31, 1998.

Net Loss

The net loss after taxation for the three months ended December 31, 1999 was $62 million (Airplanes Limited: $55 million; Airplanes Trust: $7 million) compared with a net loss after taxation for the three months ended December 31, 1998 of $51 million (Airplanes Limited: $46 million; Airplanes Trust: $5 million).

Financial Resources and Liquidity

There was an overall net decrease in cash of $2 million for the three months to December 31, 1999, compared with a net decrease in cash of $9 million for the three months to December 31, 1998.

Liquidity

The cash balances at December 31, 1999 amounted to $211 million (Airplanes
Limited: $205 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 1998 of $210 million (Airplanes Limited: $204 million; Airplanes
Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 1999 amounted to $58 million (Airplanes Limited: $52 million; Airplanes Trust:
$6 million) compared with $22 million in the three months ended December 31, 1998 (Airplanes Limited: $19 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $51 million in the three months to December 31, 1999 (Airplanes Limited: $46 million; Airplanes Trust: $5 million) compared with $61 million in the three months to December 31, 1998 (Airplanes
Limited: $55 million; Airplanes Trust: $6 million). The increase in cash provided by operating activities in the three month period to December 31, 1999 is primarily attributable to a reduction in cash paid in respect of interest and a cash receipt relating to the re-couponing and unwinding of 30 of Airplanes Group's Swaps. In addition, there was a reduction in receivables balances combined with a reduction in the level of maintenance payments in the three month period to December 31, 1999. This was partially offset by a reduction in lease revenues due to Aircraft sales and a greater number of off lease Aircraft in the three months to December 31, 1999.

Investing and Financing Activities

Cash flows from investing activities in the three months to December 31, 1999 reflects the cash provided by capital and sales type leases which was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) as compared with $2 million in the three months ended December 31, 1998 (Airplanes Limited: $2 million; Airplanes Trust: Nil). In the three months ended December 31, 1998, Airplanes Group also received sales proceeds of $2 million (Airplanes Limited:
$2 million; Airplanes Trust: Nil) from the sale of eight DC9 Aircraft.

Cash flows from financing activities in the three months to December 31, 1999 primarily reflect the repayment of $62 million of principal on Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $56 million; Airplanes Trust: $6 million) compared with $34 million of principal repaid on Subclass A6, Class B and Class C Notes by Airplanes Group (Airplanes Limited:
$31 million; Airplanes Trust: $3 million) in the three months to December 31, 1998. The increase in principal repayments in the three months ended December 31, 1999 as compared to the three months ended December 31, 1998, is due to an increase in cash provided by operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,679 million (Airplanes Limited: $3,352 million; Airplanes Trust: $327 million) at December 31, 1999 and $3,873 million (Airplanes Limited: $3,529 million; Airplanes Trust: $344 million) at December 31, 1998. Airplanes Group had $591 million Class E Notes outstanding at December 31, 1999 and December 31, 1998. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.


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

Results of Operations - Nine Months Ended December 31, 1999 Compared with Nine Months Ended December 31, 1998.

Airplanes Group's results of operations for the nine months ended December 31, 1999 reflected a continuation of reasonably favorable industry conditions. However, as discussed in - " Results of Operations - Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998" - there is considerable uncertainty facing the world's economy and, in recent months, there has been a significant increase in the number of aircraft available for lease or sale. Overall, Airplanes Group generated $147 million in cash from operations in the nine months to December 31, 1999 compared to $73 million in the same period of the previous year. The increase in cash generated from operations in the nine month period to December 31, 1999 is primarily attributable to a decrease in cash paid in respect of interest and a cash receipt in relation to the re-couponing and unwinding of 30 of Airplanes Group's Swaps. In addition, there was a net inflow of maintenance reserves due to the timing of maintenance events and a reduction in the level of technical costs . In the nine months to December 31, 1998, $7 million in maintenance reserves was repaid to a Latin American lessee as a result of the restructuring of its leases. There was also a reduction in the level of receivables in the nine months to December 31, 1999. There was a net loss after taxation for the nine months to December 31, 1999 of $177 million (Airplanes Limited: $160 million; Airplanes Trust: $17 million) compared to a net loss after taxation for the nine months to December 31, 1998 of $130 million (Airplanes Limited: $123 million; Airplanes Trust: $7 million).

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the nine months ended December 31, 1999 were $383 million (Airplanes Limited: $352 million; Airplanes Trust:
$31 million) compared with $399 million (Airplanes Limited: $367 million; Airplanes Trust: $32 million) for the nine months ended December 31, 1998. The decrease in 1999 was primarily attributable to the reduction in the number of Aircraft on lease in the period to December 31, 1999, as a result of Aircraft sales and a greater number of Aircraft off lease during the three months ended December 31, 1999. At December 31, 1999, Airplanes Group had 195 of its 201 Aircraft on lease (Airplanes Limited: 177 Aircraft; Airplanes Trust: 18 Aircraft) compared to 202 of its 204 Aircraft on lease (Airplanes Limited: 184 Aircraft; Airplanes Trust: 18 Aircraft) at December 31, 1998. In addition, there was a lower interest rate environment (which impacts the pricing of certain lease rentals) in the nine month period to December 31, 1999 compared with the nine month period to December 31, 1998.

Aircraft Sales

Sales revenues of $2 million (Airplanes Limited $2 million; Airplanes Trust:
Nil) in respect of the sale of one B737-200 Aircraft, and an engine from an A300 Aircraft, the airframe of which had previously been sold, were received in the nine months ended December 31, 1999. The net book value of the Aircraft and engine at the date of sale, net of maintenance reserves of $1 million, was $1 million (Airplanes Limited:$1 million; Airplanes Trust: Nil). In addition, $2 million was capitalised in relation to Aircraft expenditures giving a net cash movement of $Nil.

Sales revenues of $122 million (Airplanes Limited: $28 million; Airplanes Trust:
$94 million) in respect of the sale of seventeen Aircraft (eight DC9's, six DC8-71F's, one B737-300, one B737-200A and one A300-B4-100) were received in the same period in 1998. The net book value of the seventeen Aircraft at the date of sale, net of maintenance reserves, was $110 million (Airplanes Limited: $25 million; Airplanes Trust: $85 million).

Other Income

During the nine months ended December 31, 1999, Airplanes Group exercised an option to purchase shares in an airline which had been granted to the lessor under the terms of the lease of an Aircraft to a lessee. The shares were subsequently sold, yielding a profit of $1 million.

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 1999 amounted to $131 million (Airplanes Limited: $119 million; Airplanes
Trust: $12 million) compared with $132 million (Airplanes Limited: $120 million; Airplanes Trust: $12 million) for the comparative period in 1998. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

Net Interest Expense

Net interest expense was $345 million (Airplanes Limited: $313 million; Airplanes Trust: $32 million) in the nine month period ended December 31, 1999 compared to $317 million (Airplanes Limited: $287 million; Airplanes Trust : $30 million) in the nine month period ended December 31, 1998. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest being charged on accrued but unpaid Class E Note interest of $36 million and lower average debt and interest rates in the nine months to December 31, 1999. In addition, the net interest expense for the nine month period ended December 31, 1998 included a one-time gain of $4 million, recognised on the value of Swaptions.

The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1999 was 6.59% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,190 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1998 was 6.8% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,366 million.

The difference for the nine months ended December 31, 1999 in Airplanes Group's net interest expense of $345 million (Airplanes Limited: $313 million; Airplanes
Trust: $32 million) and cash paid in respect of interest of $158 million (Airplanes Limited: $143 million; Airplanes Trust: $15 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid in the nine months ended December 31, 1998.

Net interest expense is stated after deducting interest income earned during the relevant period.

In the nine months ended December 31, 1999, Airplanes Group earned interest income (including lessee default interest) of $10 million (Airplanes Limited:
$10 million; Airplanes Trust: Nil) compared with $11 million in the nine months ended December 31, 1998 (Airplanes Limited: $11 million; Airplanes Trust: Nil million). The decrease is primarily as a result of marginally lower lessee default interest in addition to lower interest rates in the nine months to December 31, 1999.

At December 31, 1999, Airplanes Group had Swaptions with a notional principal of $289 million. The value of the Swaptions decreased by approximately $0.9 million during the nine months ended December 31, 1999. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $0.9 million has been included in interest expense in the statement of operations.

Bad Debt and Loss-Making Lease Provisions

See "Results of Operations - Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998" for a discussion of Airplanes Group's accounting practices in respect of delinquent receivables and provisions for "loss making leases". A number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 1999, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $1 million in respect of bad and doubtful debts (Airplanes
Limited: $Nil million; Airplanes Trust: a credit of $1 million) in the nine months ended December 31, 1999, compared with the overall net provision required of $4 million for the nine months ended December 31, 1998 (Airplanes Limited: $3 million; Airplanes Trust: $1 million). The credit in 1999 was primarily as a result of provisions no longer required for various lessees including two Brazilian lessees and one Colombian lessee, which were partially offset by provisions required in respect of one Irish lessee and one US lessee.

In respect of `loss making' lease provisions, there was an overall net utilisation of $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) in the nine months ended December 31, 1999. In the nine month period to December 31, 1998, there was an overall net utilization of $9 million (Airplanes
Limited: $8 million; Airplanes Trust: $1 million). The only significant "loss making" leases signed in the nine months to December 31, 1999 related to two Fokker 100 Aircraft on lease to a Latin American lessee. In the nine months ended December 31, 1998, the only significant provision required was in respect of one B767 Aircraft on lease to one Latin American lessee.

Other Lease Costs

Other lease costs in the nine months ended December 31, 1999 amounted to $14 million (Airplanes Limited: $13 million; Airplanes Trust: $1 million) compared to other lease costs of $19 million (Airplanes Limited: $18 million; Airplanes
Trust: $1 million) in the nine months to December 31, 1998. The reduction in the charge in the nine months to December 31, 1999, was primarily due to the fact that in the nine months to December 31, 1998, there was an increase in technical expenses of $5 million which related primarily to four Fokker 100 Aircraft repossessed from Sempati.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period to December 31, 1999 amounted to $27 million (Airplanes Limited: $25 million; Airplanes Trust: $2 million). This is a comparable expense to that incurred in the nine months to December 31, 1998 of $27 million (Airplanes Limited: $25 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses of $27 million in the nine months to December 31, 1999 include $17 million (Airplanes Limited: $16 million; Airplanes Trust: $1 million) relating to GECAS servicing fees as compared to the expense incurred in respect of GECAS servicing fees in the comparative period to December 31, 1998 of $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million).

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 1999 was $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to AerFi, compared with the charge of $7 million for the period to December 31, 1998 (Airplanes
Limited: $6 million; Airplanes Trust: $1 million).

Operating Loss

The operating loss for the nine months ended December 31, 1999 was $177 million (Airplanes Limited: $160 million; Airplanes Trust: $17 million) compared with an operating loss of $132 million for the nine months ended December 31, 1998 (Airplanes Limited: $125 million; Airplanes Trust: $7 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no tax charge or benefit in the nine months to December 31, 1999 compared with an overall tax benefit of $2 million in the same period in 1998 (Airplanes Limited: $2 million; Airplanes Trust: Nil).

Net Loss

The net loss after taxation for the nine months ended December 31, 1999 was $177 million (Airplanes Limited: $160 million; Airplanes Trust: $17 million) compared with a net loss after taxation for the nine months ended December 31, 1998 of $130 million (Airplanes Limited: $123 million; Airplanes Trust: $7 million).

Financial Resources and Liquidity

There was a decrease in cash of $13 million for the nine months to December 31, 1999 compared to a net decrease of $8 million for the nine months to December 31, 1998.

Liquidity

The cash balances at December 31, 1999 amounted to $211 million (Airplanes
Limited: $205 million ; Airplanes Trust: $6 million) compared to cash balances at December 31, 1998 of $224 million (Airplanes Limited: $218 million ; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 1999 amounted to $147 million (Airplanes Limited: $132 million; Airplanes Trust:
$15 million) compared with $73 million in the nine months ended December 31, 1998 (Airplanes Limited: $55 million; Airplanes Trust: $18 million). This includes cash paid in respect of interest of $158 million in the nine months to December 31, 1999 (Airplanes Limited: $143 million; Airplanes Trust: $15 million) compared with $186 million in the nine months to December 31, 1998 (Airplanes Limited: $169 million; Airplanes Trust: $17 million). The increase in cash from operations generated in the nine month period to December 31, 1999 is primarily attributable to a decrease in cash paid in respect of interest, and a cash receipt relating to the re-couponing and unwinding of 30 of Airplanes Group's Swap's. There was a reduction in both maintenance claims and technical costs for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. In addition, in the nine months to December 31, 1998, $7 million in maintenance reserves was returned to a Latin American lessee as a result of the restructuring of its lessees. There has also been a reduction in lessee receivables of $11 million in the period to December 31, 1999 compared to a net negative movement of $21 million in the period to December 31, 1998.

Investing and Financing Activities

Cash flows from investing activities in the nine months to December 31, 1999 primarily reflects proceeds of $2 million from the sale of one B737-200 Aircraft and one engine. This has been offset by $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) of costs capitalised in relation to Aircraft expenditures. The cash provided by capital and sale type leases was $6 million (Airplanes Limited: $6 million; Airplanes Trust: Nil) as compared with $6 million in the comparative period to December 31, 1998 (Airplanes Limited: $6 million; Airplanes Trust: Nil).

Cash flows from financing activities in the nine months to December 31, 1999 primarily reflect the repayment of $166 million of principal on Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $151 million; Airplanes Trust: $15 million) compared to $208 million of principal on Subclass A-5, Subclass A-6 and Class B Notes repaid by Airplanes Group (Airplanes
Limited: $190 million; Airplanes Trust: $18 million) in the nine months to December 31, 1998. The higher amount of principal repayments in the nine months ended

December 31, 1998 is due to a higher amount of cash provided by investing and financing activities as discussed above.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of December 31, 1999, are as follows:

                     Annual Interest                                                             Estimated
                          Rate          Principal Amount   Expected Final    Final              Fair Value at
Subclass of Notes   (Payable Monthly)    at quarter end    Payment Date      Maturity Date    December 31, 1999
-----------------   -----------------   ----------------   --------------    -------------    -----------------
                                          $ Millions                                              $ Millions

Subclass A-4        (LIBOR+.62%)               200         March 15, 2003    March 15, 2019          199
Subclass A-6        (LIBOR+.34%)               594         January 15, 2004  March 15, 2019          590
Subclass A-7        (LIBOR+.26%)               550         March 15, 2001    March 15, 2019          548
Subclass A-8        (LIBOR+.375%)              700         March 15, 2003    March 15, 2019          693
Class B             (LIBOR+.75%)               300         March 15, 2009    March 15, 2019          290
Class C             (8.15%)                    356         March 15, 2011    March 15, 2019          318
Class D             (10.875%)                  400         March 15, 2012    March 15, 2019          360
                                             -----                                                 -----
                                             3,100                                                 2,998
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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of AerFi Group, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 1999, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,190 million. The aggregate notional principal of these Swaps will be reduced to $1,755 million by the end of the fiscal year ended March 31, 2000. These Swaps will be further reduced to an aggregate notional principal balance of $1,000 million by the year ended March 31, 2001, to an aggregate notional principal balance of $635 million by the year ended March 31, 2002 and to an aggregate notional principal balance of $120 million by the year ended March 31, 2003. None of the Swaps have maturity dates extending beyond November 2003. The aggregate fair value of the Swaps at December 31, 1999 was $10 million.

Airplanes Group Swap Book at December 31, 1999

  Swap No.      Notional Amount (i)       Effective Date        Final        Fixed Rate      Estimated Fair Market
                    ($ Millions)                              Maturity      Payable (ii)   Value as at December 31,
                                                                 Date                                1999
      1                 155                  07/30/99          01/15/00        5.8300%                    $92,331
      2                  10                  09/22/97          02/15/00        5.7450%                     $6,945
      3                 125                  09/15/99          03/15/00        6.0600%                    $19,180
      4                 160                  10/15/99          03/15/00        5.7750%                   $139,578
      6                  10                  12/15/97          04/15/00        6.3900%                  ($10,997)
      5                  25                  05/17/99          04/15/00        5.9800%                    $10,618
      8                  20                  06/24/97          06/15/00        5.9825%                     $8,589
      9                  15                  07/15/97          06/15/00        6.0600%                     $2,362
      7                  5                   02/17/98          06/15/00        5.9500%                     $4,030
      10                 95                  10/15/99          07/15/00        5.8650%                   $101,328
      11                 20                  12/15/97          10/15/00        5.8475%                    $23,837
      12                 15                  01/15/97          11/15/00        6.0550%                    $28,817
      13                 10                  08/15/97          12/15/00        5.9800%                    $24,458
      14                 75                  10/28/99          01/15/01        5.9250%                    $87,268
      15                 20                  12/23/97          03/15/01        5.8175%                   $149,917
      17                150                  03/28/96          04/15/01        6.0925%                   $311,638
      16                 70                  11/17/99          04/15/01        5.8550%                   $208,185
      18                 45                  10/28/97          06/15/01        5.9600%                   $194,432
      19                 30                  12/15/99          08/15/01        6.2000%                    $54,207
      20                 15                  05/27/98          04/15/02        6.2800%                   $155,911
      21                 45                  08/16/99          04/15/02        6.2250%                   $336,397
      22                105                  12/15/99          04/15/02        6.3100%                    $90,282
      23                 10                  10/27/98          05/15/02        6.2900%                    $80,270
      24                410                  11/15/99          06/15/02        6.1200%                 $2,447,717
      25                 10                  02/16/99          07/15/02        6.2700%                   $137,319
      26                 20                  09/15/98          08/15/02        6.1700%                   $129,286
      27                140                  07/15/98          12/15/02        6.2400%                 $1,365,753
      28                 20                  08/25/98          02/15/03        6.3900%                   $328,841
      29                 20                  10/15/98          02/15/03        6.3800%                   $213,483
      30                 10                  11/16/98          02/15/03        6.3900%                   $117,922
      31                 70                  12/15/98          02/15/03        6.2840%                   $578,204
      34                 45                  06/01/99          03/15/03        6.2200%                   $449,120




      35                 65                  12/21/99          03/15/03        6.5875%                    $41,413
      33                 0                   01/18/00          03/15/03        6.3850%                   $172,627
      32                 0                   02/15/00          03/15/03        6.3965%                   $180,711
      36                 20                  06/21/99          06/15/03        6.3100%                   $701,540
      37                110                  07/15/99          08/15/03        6.2900%                   $825,505
      38                 0                   01/18/00          10/15/03        6.4650%                   $126,314
      39                 20                  08/17/99          11/15/03        6.3300%                   $454,855

                                                                                                    --------------
                                                                                                      $10,390,193
                                                                                                    ==============


(i) While some of the above may have a fixed amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 17 which is calculated on a monthly fixed 30/360 unadjusted basis.

(iii) Under all Swaps, Airplanes Group receives floating at one month LIBOR, which resets monthly.

Pursuant to a decision of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced thirty of its portfolio of forty four Swaps. Twenty of these Swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected current market rates. Airplanes Group received a net cash payment of US$9.33 million with respect to these twenty Swaps. In addition, ten of the thirty Swaps were terminated, in return for a net payment to Airplanes Group of US$1.92 million. In aggregate therefore, Airplanes Group received a net cash inflow of US$11.25 million, but will now have higher ongoing swap costs as a result of re-calibrating the Swaps to current market rates. Simultaneously with these terminations, Airplanes Group put in place a replacement Swap to maintain a fully hedged position. These adjustments and terminations released the positive value in Airplanes Group's Swaps and allowed that value to be available to be applied to additional payments of the Class A Principal Adjustment Amount. These transactions were conducted in accordance with Airplanes Group's interest rate risk management policies.

The realized gain on the termination of these Swaps has been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps".

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to December 31, 1999, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million. The net aggregate notional principal balance of Swaptions at December 31, 1999 therefore amounted to $289 million. The fair values of the Swaptions at December 31, 1999 was $0.2 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the decrease in this amount since March 31, 1999 of $0.9 million has been included in interest expense for the nine months ended December 31, 1999.

Airplanes Group Swaption Book at December 31, 1999


Swaption No.    Notional Amount (i)    Effective        Final         Fixed Rate       Estimated Fair Market
                    ($ Millions)          Date        Maturity     Receivable (ii)   Value as at December 31,
                                                        Date                                   1999
      1                  14             5/15/98       10/15/00          5.000%                     100
      2                  25             9/15/98       11/15/00          5.200%                     716
      3                  7              2/17/98        1/15/01          5.000%                      83
      4                  24             1/15/98        5/15/01          5.000%                  16,047
      5                  50             9/15/98       12/15/01          5.300%                  11,298
      6                  30             1/15/98        4/15/02          5.000%                  57,612
      7                  34             2/17/98        9/15/02          5.100%                  12,931
      8                  15             3/16/98        3/15/03          5.100%                   9,707
      9                  50             7/15/98        3/15/03          5.100%                  30,787
     10                  20             4/15/98        6/15/03          5.100%                  15,424
     11                  10             9/15/98        9/15/03          5.300%                  10,807
     15                  10             2/16/99        2/15/04          5.400%                  17,854
                        ---                                                                    -------
                        289                                                                    183,364
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

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the Notes. Please refer to "Risk Factors" in the Airplanes Group Form 10K filed with the SEC on June 30,, 1999 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Part II.      Other Information

Item 1. Legal Proceedings

VASP
On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi is appealing the December 1996 decision and the court's responses to the clarificatory motions. As part of its appeals, AerFi filed a recission action with the High Court which seeks to overturn the decisions of the High Court and which seeks a stay on the December 1996 decision pending determination of its recission action.

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

Other Matters
Prior to the transfer of the Class E Notes held by AerFi Group and its subsidiary, AerFi Inc. to General Electric Capital Corporation, Aero USA, Inc. and Aero USA 3, Inc., both Connecticut corporations, have filed United States federal consolidated tax returns and certain state and local tax returns with AerFi, Inc., and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by AerFi, Inc. and its subsidiaries. AerFi believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA, Inc or AeroUSA 3, Inc.

Item 6. Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27.1   Financial Data Schedule of Airplanes Limited

                27.2   Financial Data Schedule of Airplanes U.S. Trust

         (b) Reports on Form 8-K: Filed for event dates November 15, 1999; December 15, 1999; January 18, 2000 (relating to the monthly report to holders of the Certificates).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 11, 2000                  AIRPLANES LIMITED


                                         By: /s/ WILLIAM M. MCCANN
                                             -------------------------------
                                             William M. McCann
                                             Director and Principal
                                             Accounting Officer



Date: February 11, 2000                  AIRPLANES U.S. TRUST


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