Form 10-K405
period 2000-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2000-06-29
CIK 1004539, 1004540

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

                    For the fiscal year ended March 31, 2000

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

                                                                                  OUTSTANDING AT
ISSUER                                    CLASS                                   JUNE 30, 2000
Airplanes Limited                         Ordinary Shares, $1.00 par value              30

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       -------

PART I
Item 1.   Business....................................................       2
Item 2.   Properties..................................................      40
Item 3.   Legal Proceedings...........................................      40
Item 4.   Submission of Matters to a Vote of Security-Holders.........      41

PART II
Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................      42
Item 6.   Selected Combined Financial Data............................      43
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      46
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risks.......................................................      60
Item 8.   Financial Statements and Supplementary Data.................      64
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      64

PART III
Item 10.  Directors and Executive Officers of the Registrants.........      64
Item 11.  Executive Compensation......................................      76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      77
Item 13.  Certain Relationships and Related Transactions..............      77

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      78

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited is a limited liability company ("Airplanes Limited") formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust is a Delaware business trust ("Airplanes Trust"). Airplanes Limited and Airplanes Trust together with, unless the context otherwise requires, each of their subsidiaries are referred to as "Airplanes Group". Airplanes Group is in the business of leasing aircraft to aircraft operators around the world. At March 31, 2000, Airplanes Group owned 199 aircraft (the "Aircraft") which it leased to 72 lessees in 39 countries.

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

     At March 31, 2000, 29 of the original 229 Aircraft had been sold and one had suffered a constructive total loss. A "constructive total loss" occurs when an aircraft is damaged and the cost of repair exceeds the value of the aircraft. At March 31, 2000, of the remaining 199 Aircraft in the portfolio owned by Airplanes Group (the "Portfolio"), 193 were on lease to 72 operators in 39 countries.

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

     Airplanes Limited has one direct subsidiary, Airplanes Holdings Limited ("Holding Co."). Airplanes Limited holds 95% of the ordinary share capital in Holding Co. GE Capital Aviation Services, Limited ("GECAS") holds the remaining 5% of the ordinary share capital of Holding Co. As a result, Holding Co. and certain of the other Transferred Companies (as defined below) continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. Airplanes Limited operates its business through its direct and indirect subsidiaries. Airplanes Limited and its subsidiaries are permitted to lease Aircraft to or from, or sell Aircraft to or buy Aircraft from, other members of Airplanes Group.

     On March 28, 1996, Airplanes Limited indirectly acquired 206 of the Aircraft and related leases through the acquisition of the Holding Co. capital stock. As of March 31, 2000, Holding Co. owned (i) 25 of the Aircraft and related leases, (ii) twelve wholly owned subsidiaries which owned 156 of the Aircraft (the "Aircraft Owning Companies") and (iii) eleven other wholly owned subsidiaries ("Special Lessors"). The Special Lessors do not own any Aircraft. The business of the Special Lessors is to lease certain of the Aircraft from the Aircraft Owning Companies and sublease such Aircraft to various aircraft operators. The Aircraft Owning Companies, the Special Lessors, AeroUSA (as defined below) and AeroUSA 3 (as defined below) are collectively referred to as the "Transferred Companies". The Special Lessors are largely incorporated in various European jurisdictions. Additional Special Lessors may be incorporated or liquidated in other jurisdictions in the future.

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

     AerFi, Inc., a wholly owned subsidiary of AerFi Group ("AerFi, Inc."), holds the residual ownership interest in all of the property of Airplanes Trust, including the AeroUSA shares. GE Capital holds an option to purchase this residual ownership interest in Airplanes Trust. If GE Capital does not exercise its option, then upon repayment in full of all indebtedness of Airplanes Trust, the AeroUSA shares will be transferred back to AerFi, Inc. pursuant to its residual ownership interest. On March 28, 1996, Airplanes Trust indirectly acquired 23 of the Aircraft and related leases through the acquisition of all of the capital stock of AeroUSA. AeroUSA was an indirect wholly owned aircraft-owning subsidiary of AerFi Group. As of March 31, 2000, Airplanes Trust indirectly owned 18 Aircraft and related leases.

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

     TAX LIABILITIES OF AEROUSA. For so long as AerFi held the Class E Notes and residual interest in Airplanes U.S. Trust, AeroUSA and AeroUSA 3 continued to file U.S. federal consolidated tax returns and certain state and local tax returns with AerFi, Inc. and its subsidiaries (the "AerFi U.S. Tax Group"). AeroUSA, Airplanes Trust, AerFi, Inc. and AerFi Group entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") dated as of March 28, 1996 pursuant to which AerFi indemnified AeroUSA against any U.S. federal, state or local tax liabilities ("Tax Liabilities"), if any, suffered by AeroUSA or AeroUSA 3 that are (i) related to any tax period or portion thereof prior to March 28, 1996 or
(ii) related to any tax period or portion thereof on or following March 28, 1996 and are Tax Liabilities that AeroUSA or AeroUSA 3 would not have incurred if they were not and never had been members of the AerFi U.S. Tax Group. Furthermore, under the Tax Sharing Agreement, with respect to AerFi U.S. Tax Group returns, (i) AeroUSA shall be liable to AerFi, Inc. for its share of Tax Liabilities based on the amount of Tax Liabilities that AeroUSA would have incurred if it and AeroUSA 3 were not and never had been members of the AerFi U.S. Tax Group (the "Stand-alone Tax Liability") and (ii) to the extent that any amount payable by any member of the AerFi U.S. Tax Group (other than AeroUSA or AeroUSA 3) in respect of Tax Liabilities for any tax period following March 28, 1996 is reduced to reflect a tax asset generated by AeroUSA or AeroUSA 3, then AerFi Group will pay to AeroUSA, at the time such tax savings are realized, an amount equal to the difference between the actual taxes paid for such tax period and the amount of taxes that would have been payable in the absence of such tax asset. With respect to a liability of AeroUSA described in clause (i) of the preceding sentence, AeroUSA will pay such amounts to AerFi, Inc. in cash only to the extent that payments due to taxing authorities are attributable to the Stand-alone Tax Liability of AeroUSA and AeroUSA 3; the remainder of any amounts payable to AerFi, Inc. described in clause (i) will be paid in the form of subordinated, non-interest paying AeroUSA notes. Tax warranties of AerFi and the indemnity of AerFi for Tax Liabilities related to any tax period or portion thereof prior to March 28, 1996 only survive until March 28, 2003. Following the acquisition by GE Capital of the Airplanes Group Class E Notes previously held by AerFi Group, AeroUSA and AeroUSA 3 now file United States federal consolidated tax returns and certain state and local tax returns together with GE Capital. On November 20, 1998, AeroUSA, AeroUSA 3 and Airplanes Trust entered into a Tax Sharing Agreement with GE Capital which is substantially similar to the Tax Sharing Agreement between AeroUSA, AeroUSA 3, Airplanes Trust, AerFi Group and AerFi, Inc. which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA and AeroUSA 3 were deconsolidated from AerFi, Inc. In relation to the tax year ended December 31, 1999, GE Capital utilised $38.8 million of current year losses. Under the Tax Sharing Agreement entered into with GE Capital, GE Capital will compensate Airplanes Group in the amount of $7.8 million. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously made by the AerFi U.S. Tax Group. AerFi Group believes that none of these audits will have a material adverse impact upon the financial condition or liquidity of AeroUSA or AeroUSA 3.

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

     RELIANCE UPON SERVICE PROVIDERS FOR CERTAIN TAX BENEFITS. In addition, in the event that GECAS no longer serves as Servicer on behalf of Airplanes Group or fails to maintain, among other things, certain employment levels in Ireland, or GECAS fails to hold 5% of the capital stock of Holding Co., certain corporate tax and other tax benefits currently afforded to Holding Co. and other Irish tax resident Transferred Companies may be lost. Holding Co. and other Irish tax resident Transferred Companies are currently entitled to pay Irish corporate tax at a reduced rate of 10% until December 31, 2005, and 12.5% thereafter and may deduct interest payments to Airplanes Limited on intercompany loans from their income in computing their liability to Irish tax. If such benefits were lost, these companies would be subject to Irish corporate taxation at general Irish statutory rates (currently 24%) and may lose the ability to deduct such interest payments to Airplanes Limited. The loss of such tax benefits would likely lead to a downgrade in the current ratings of the Certificates and would have a material adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Airplanes Limited Notes.

     CONFLICTS OF INTEREST OF GECAS

     In addition to acting as Servicer, GECAS also participates in the management of certain aircraft assets owned by other securitization vehicles, including Aircraft Finance Trust ("AFT"), GE Capital and its affiliates and other third parties, including AerFi and its affiliates. In addition to its role as Servicer, GE Capital holds the Airplanes Group Class E Notes. GECAS will from time to time have conflicts of interest in performing its obligations to Airplanes Group and the other entities to which it provides management services and with respect to the aircraft for which it provides such services. Under the terms of the Servicing Agreement, the Servicer is not obliged to disclose conflicts of interest. Therefore, Airplanes Group will not always be aware of all conflicts of interest involving the Servicer. Such conflicts may be particularly acute in situations involving GE Capital or its affiliates or investment vehicles sponsored by GE Capital or its affiliates (collectively, "GE Group"). Under certain of GECAS's aircraft servicing arrangements, such conflicts will not entitle the entities to whom GECAS provides services to replace GECAS as servicer except in certain limited circumstances.

     As of March 31, 2000, the portfolio of aircraft managed by GECAS and its affiliates (the "GECAS Managed Portfolio") comprised approximately 963 aircraft. At such date, the owned portfolio of GE Group was comprised of 637 aircraft or 66% of the GECAS Managed Portfolio. Since 1996, GECAS has entered into several multi-year orders with Boeing and Airbus for the 737, 767, 747 and Airbus A320 families of aircraft. These contracts involve over 400 firm and option aircraft. To date, GECAS has taken delivery of 121 aircraft under these agreements. In addition to these contracts, GECAS also purchases aircraft from airlines and investors.

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

     GECAS acts as servicer of 27 Stage 3 and 4 Stage 2 aircraft (as of March 31, 2000) that are owned or leased-in (i.e., an aircraft that is not owned but is leased from a third party and then sub-leased to an airline) by AerFi pursuant to an amended and restated servicing agreement between GECAS and AerFi Group dated as of March 28, 1996, as amended from time to time (the "AerFi Servicing Agreement").

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

     CONFLICTS OF INTEREST OF AERFI

     AerFi Financial acts as Administrative Agent and AerFi Cash Manager acts as Cash Manager for Airplanes Group. In addition, AerFi holds all of the Class D and E Notes issued by AerCo Limited ("AerCo"), another securitisation vehicle, with similar investment objectives to Airplanes Group and, as a result, has access to certain potential benefits relating to the aircraft owned by AerCo. Further, subsidiaries of AerFi Group act as administrative agent and cash manager to AerCo. In addition, it is expected that AerFi Group will become servicer to AerCo from July 17, 2000. As at March 31, 2000, AerFi owned and leased-in a significant fleet of 93 aircraft. Of the 93 aircraft, 18 aircraft are leased-in.

     AerFi Financial may from time to time have conflicts of interest in performing its obligations to Airplanes Group as Administrative Agent resulting from AerFi's interests in its own aircraft and AerFi's interests in AerCo. These conflicts may arise, for instance, when AerFi Financial, as Administrative Agent, advises Airplanes Group as to the annual budget to be adopted for Airplanes Group and with respect to decisions by Airplanes Group to re-lease or sell Aircraft.

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

AIRCRAFT RISKS

     RISK OF OPERATIONAL RESTRICTIONS AFFECTING AIRPLANES GROUP'S ABILITY TO COMPETE

     In connection with re-leasing of the Aircraft, Airplanes Group may encounter competition from, among others, other aircraft leasing companies (including AerFi and International Lease Finance Corporation), airlines, aircraft manufacturers, aircraft owners, financial institutions (including GE Capital and its affiliates), aircraft brokers, special purpose vehicles (including AFT and AerCo) formed for the purpose of acquiring, leasing and selling aircraft, and public and private limited partnerships and funds with investment objectives similar to those of Airplanes Group (including investment vehicles sponsored by GE Capital and its affiliates). Airplanes Group is subject to restrictions in the Trust Indentures and the constitutive documents of Airplanes Limited and Airplanes Trust that will impair Airplanes Group's operational flexibility. For instance, AerFi has in the past granted concessionary rental rates to airlines in return for equity investments in order to place aircraft on lease and minimize the number of aircraft on the ground. AerFi has also entered into similar arrangements with troubled lessees in order to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing the overall cost to AerFi. It can be expected that Airplanes Group will encounter similar commercial situations in the future but its ability to offer a flexible, market-driven, response will be limited by certain contractual constraints. In addition, certain competing aircraft lessors (including GE Capital and its affiliates) have, or have access to, financial resources substantially greater than those of Airplanes Group, may have a lower overall cost of capital and may provide financial services or other benefits to potential lessees that Airplanes Group cannot provide. Airplanes Group is also subject to certain limitations as to eligible lessees and geographic diversification of the lessees that must be satisfied in order to maintain the ratings of the Certificates. Airplanes Group's competitors may not be subject to such limitations.

     CYCLICALITY OF SUPPLY OF AND DEMAND FOR AIRCRAFT

     GENERAL FACTORS CAUSING FLUCTUATION IN SUPPLY AND DEMAND. The aircraft leasing market in general is affected by various factors that are not within the control of Airplanes Group such as interest rates, the availability of credit and other general economic conditions; manufacturer production levels and price discounting; passenger demand; retirement and obsolescence of aircraft models; re-introduction into service of aircraft previously in storage; fuel costs; governmental regulation and air traffic control infrastructure constraints. The effects of deregulation of commercial aviation in the United States and the increasing trend toward deregulation in other significant jurisdictions where lessees currently, or may in the future, operate aircraft, may contribute to further uncertainty in the commercial aviation industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of oversupply and undersupply, primarily as a result of the cyclicality of the world economy. The condition of the aviation industry will vary at different points in the business cycle for lessors and sellers of aircraft at the times when the Aircraft are being marketed for re-lease or sale, and there can be no assurance such conditions will allow re-lease or, where applicable, sale, on satisfactory terms. The demand for aircraft on operating lease has decreased within the last twelve months and an oversupply of certain types of used Stage 3 aircraft continues to exist, in particular, for older widebody aircraft. Also, as airlines increasingly have the option to use jet aircraft with similar seat capacities to turboprop aircraft, the market for turboprop aircraft, in particular ATR 42-300s and DHC8s, remains problematic in respect of both the lease rates achievable and used aircraft values. ATR 42-300 and DHC8 Aircraft represented 0.69% and 4.4%, respectively of the Portfolio by Appraised Value at March 31, 2000.

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

     The bankruptcy of Fokker N.V. and the discontinuation of its aircraft manufacturing operations have resulted in significant reductions of values and lease rates for Fokker aircraft, which reductions may continue. Uncertainty as to the long-term marketability for lease or sale of Fokker 100 aircraft generally is expected to lead to further reductions in value for this aircraft type, which could be significant. 6.40% of the Aircraft in the Portfolio by Appraised Value are Fokker 100s. Also, the merger between Boeing and McDonnell Douglas Corporation may adversely affect the value of aircraft manufactured by McDonnell Douglas Corporation and lease rates that Airplanes Group is able to obtain on those aircraft. Boeing ceased production of MD83 aircraft in 1999 and will cease production of MD11 aircraft in 2000. At March 31, 2000, 19.80% of the Aircraft in the Portfolio by Appraised Value were MD11s and MD83s.

     All of the major manufacturers are implementing programs to shorten the lead times and reduce the cost of manufacturing commercial aircraft, including reorganization of design and production systems and business arrangements with suppliers which have resulted in shifts in aircraft ordering patterns such that purchasers are able to acquire aircraft on shorter lead times than previously required. Some manufacturers are also considering the use of lower cost production locations than those they currently use. These developments have resulted in decreases in the prices of new aircraft when adjusted for inflation. Boeing has introduced a new series of B737 aircraft at attractive prices and Airbus has continued to offer A320, A319 and A321 aircraft at competitive prices. This price discounting is the primary cause of declines in the value of existing A320 aircraft and B737-300/400 and 500 series aircraft. A320-200 and B737-300/400 and 500 Aircraft represented 38.71% of the Portfolio by Appraised Value at March 31, 2000. Depending on the extent to which cost savings continue to be achieved and passed on to the manufacturers' customers, these factors could have an adverse impact on the ability of Airplanes Group to re-lease or sell the Aircraft and on the Rental Payments from future leases of the Aircraft.

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

     Updated appraisals of the Aircraft were obtained by Airplanes Group on February 18, 2000. On the basis of these three updated appraisals, the average appraised Base Value of the Aircraft at February 18, 2000 based on a Portfolio of 199 Aircraft was approximately $3,335 million compared with $3,488 million based on the February 5, 1999 appraisals. This decrease was approximately $15 million less than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes.

     The decline in aircraft values for the period to February 5, 1999 resulted in a Principal Adjustment Amount of $34 million on the Class A Notes which began to be paid from the February 16, 1999 Payment Date. The payment of Class A Principal Adjustment Amount resulted in a reallocation of cashflows in favour of the Class A Notes. Accordingly, during this period there was a suspension of payments of the Class E Minimum Interest Amount and a deferral of payments of the Class C and D Scheduled Principal Amounts.

     On December 15, 1999, arrears of the Class A Principal Adjustment Amount were eliminated and payments of the Class C Scheduled Principal Amounts recommenced. On January 18, 2000, the deferred Class C Scheduled Principal Amounts were paid in full and on February 15, 2000, the deferred Class D Scheduled Principal Amounts were paid in full, and payments of the Class E Minimum Interest Amount recommenced.

     As a result of the 2000 Appraisals, there was not an immediate suspension of any payments. However, Airplanes Group will continue to pay Class A Principal Adjustment Amount in accordance with the terms of the Notes and will pay items more junior in the order of priorities to the extent of available cashflows. However, in May and June 2000, available cashflows were not sufficient to pay the entire amount of the Class A Principal Adjustment Amount then outstanding. As a result, payments of the Class C and D Scheduled Principal Amounts ($2.5 million and $1.1 million, respectively) were deferred and payments of the Class E Minimum Interest Amount were suspended.

     There can be no assurances that these arrears will be paid in full or that variations in future cashflows, which are currently suffering from adverse pressure on market lease rates, or future appraisals will not lead to further suspension of payments of Class C and D Scheduled Principal Amounts and the Class E Minimum Interest Amount.

     EXERCISE OF PURCHASE OPTIONS AT PRICES BELOW ESTIMATED FAIR MARKET VALUE OR NET BOOK VALUE

     As of March 31, 2000, Lessees with respect to Aircraft, representing 8.52% of the Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated fair market value at the option exercise date. (For the purposes of this analysis, estimated fair market value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from February 18, 2000 to the option exercise date from the Appraised Value of each Aircraft as determined as of February 18, 2000).

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

     SALES OF AIRCRAFT AT PRICES BELOW AIRCRAFT APPRAISED VALUES

     Airplanes Group believes that, due to current overcapacity in the aviation industry with respect to certain aircraft types such as certain turboprop, Stage 2 and older widebody aircraft, the value of these Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than the Initial Appraised Value or the Appraised Value. Furthermore, neither the Initial Appraised Value nor the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale of Aircraft would be substantially less than the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, following a Note Event of Default, there can be no assurance that Aircraft, if sold, would not be sold at prices significantly less than the Initial Appraised Value or the Appraised Value of such Aircraft. In addition, prior to a Note Event of Default, each Trust Indenture permits Airplanes Group to sell Aircraft at prices below a specified target price in certain limited circumstances and in limited aggregate amounts, which may adversely affect the amount and timing of principal payments to certain Certificateholders and may, in turn, affect the average lives of the Certificates. At March 31, 2000, Airplanes Group had sold 29 Aircraft (for an aggregate amount of $227 million) with an appraised value of $274 million (based on the most recent appraisal before the sale date). While five of the 29 Aircraft were sold at prices below the specified target prices these transactions were in accordance with the provisions in the Trust Indentures outlined above.

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

     AIRCRAFT TYPE CONCENTRATIONS

     At March 31, 2000, three aircraft types contained in the Portfolio each represented over 10% of the Portfolio by Appraised Value: Airbus A320-200s constituted 10.22%, Boeing 737-400s constituted 16.02% and McDonnell Douglas MD83s constituted 13.73%. Also, at March 31, 2000, narrowbody Aircraft constituted 83.06% of the Portfolio by Appraised Value (excluding turboprops, narrowbody Aircraft constituted 77.87% of the Portfolio by Appraised Value).

     At March 31, 2000, 13 Aircraft or 16.94% of the Portfolio by Appraised Value, were widebody aircraft. These widebody Aircraft include four B767-300ERs (7.23% of the Portfolio by Appraised Value), three MD11s (6.07% of the Portfolio by Appraised Value), one B767-200ER (1.33% of the Portfolio by Appraised Value), one B747-200SF (1.04% of the Portfolio by Appraised Value), two A300-B4-200s (0.62% of the Portfolio by Appraised Value), one A300-B4-100s (0.15% of the Portfolio by Appraised Value) and one A300-C4-200 (0.50% of the Portfolio by Appraised Value). The rental rates obtained by Airplanes Group from the current lessee in respect of the three MD11 Aircraft are approximately one-third lower than the contracted rentals under previous lease agreements for these Aircraft and will adversely affect Airplanes Group's operating cash flows. The decline in rental rates received for the three MD-11s reflected the uncertainty concerning future production of MD11 aircraft following the merger between McDonnell Douglas and Boeing. Boeing has since announced that it will cease production of MD11 aircraft in 2000 which may further affect the rental rates achievable for MD11 aircraft. In addition, the rental rates and leasing prospects for certain B767 aircraft models have declined significantly within the last twelve months. As a result, Airplanes Group has re-leased two B767 Aircraft in that period at rates that were materially lower than rentals under the previous lease agreements for these Aircraft.

     GOVERNMENT REGULATION

     In addition to the general requirements regarding maintenance of the Aircraft, aviation authorities from time to time issue Airworthiness Directives ("ADs") requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of certain designated types. Certain manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs required to maintain its Certificate of Airworthiness or other manufacturer requirements in respect of an Aircraft (or if the Aircraft is not currently subject to a lease), Airplanes Group may have to bear (or, to the extent required under the relevant lease, share) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the Aircraft are registered, possibly as part of the airworthiness requirements, but also in other jurisdictions where the Aircraft operate. A number of jurisdictions have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Such regulations restrict the future operation of aircraft that do not meet Stage 3 (as defined in "-- The Aircraft, Related Leases and Collateral") noise requirements and prohibit the operation of such aircraft in the relevant jurisdictions including the United States. As 5.82% of the Aircraft by Appraised Value did not meet, at March 31, 2000, the Stage 3 requirements, these regulations may adversely affect Airplanes Group. Furthermore, there can be no assurance that no new ADs or noise or emissions reduction requirements will not be adopted in the future that could result in significant costs to Airplanes Group or adversely affect the value of, or its ability to re-lease, Stage 2 or Stage 3 Aircraft. Certain organizations and jurisdictions are currently considering tightening noise and emissions certification requirements for newly manufactured aircraft.

     The U.S. Federal Aviation Administration (the "FAA") recently issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At March 31, 2000, 21.27% of the Aircraft in the Portfolio by Appraised Value were MD11s and MD80s. Airplanes Group could incur significant costs in ensuring the Aircraft comply with these standards which could impact adversely on Airplanes Group's results of operations. It is currently not clear whether or to what extent manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft in compliance with such new standards.

RISKS RELATING TO THE LEASES

     EXPOSURE TO DOWNSIDE RISK AS OWNER OF AIRCRAFT

     Most of the current Airplanes Group leases are operating leases, under which Airplanes Group retains substantially all of the risks and rewards associated with ownership of the Aircraft, including the Aircraft's residual value. Six of the existing leases are finance leases, which effectively transfer the benefits and risks of ownership of the Aircraft from Airplanes Group to the finance lessee. The existing operating leases are "net" leases pursuant to which the lessees are obliged to make Rental Payments and generally assume responsibility for, among other things, (i) maintaining the Aircraft, (ii) ensuring proper operation of the Aircraft, (iii) providing indemnification and insurance for losses resulting from operation of the Aircraft, (iv) paying all costs of operating the Aircraft and keeping the Aircraft free of liens (as defined in the relevant lease, other than permitted liens under the relevant lease) resulting from such operation and (v) complying with all governmental licensing and other requirements, including ADs (except in certain cases where the terms of the relevant lease require the lessor to share the cost thereof).

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

     The expected number of Aircraft that Airplanes Group must place with lessees through December 31, 2004 is made up of the sum of (i) Aircraft in Airplanes Group's existing Portfolio that are currently available for marketing, and (ii) Aircraft coming to the end of their lease terms before December 31, 2004, less the aggregate of (a) Aircraft which are currently the subject of a lease extending through December 31, 2004, (b) Aircraft which are the subject of a non-binding letter of intent to sell or lease and (c) any Aircraft sold prior to December 31, 2004. Additional Aircraft may need to be re-leased if such Aircraft become available through premature terminations of leases or if letters of intent do not result in leases or if Aircraft subject to lease agreements are not delivered. Airplanes Group's expected re-leasing requirements from March 31, 2000 through the year 2004 are shown in the following table:

                  AIRPLANES GROUP LEASE PLACEMENT REQUIREMENT
                              AS OF MARCH 31, 2000

                                                                    TO DECEMBER 31,
                                                            --------------------------------
                                                            2000   2001   2002   2003   2004
                                                            ----   ----   ----   ----   ----
Aircraft available for marketing(1)......................      6     --     --     --     --
Contracted lease expirations (including expirations of
  leases that are assumed to result from letters of
  intent)................................................     33     47     47     41     17
Less Aircraft subject to contract or letter of
  intent(2)..............................................    (15)    (7)    --     --     --
                                                            ----   ----   ----   ----   ----
Placement requirement(3)(4)..............................     24     40     47     41     17
                                                            ====   ====   ====   ====   ====

---------------

(1) Aircraft available for marketing consist of those Aircraft which were not in revenue service with lessees as of March 31, 2000.

(2) Airplanes Group's lease placement requirement assumes that letters of intent will in due course be reflected in binding contracts. Although letters of intent are not legally binding, most of AerFi Group's and Airplanes Group's letters of intent have, historically, resulted in lease agreements between the parties thereto.

(3) Assumes that Aircraft coming to the end of currently contracted lease terms which are not, as of March 31, 2000, the subject of an additional agreement or letter of intent need to be re-leased only once more before the year 2004.

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

     RISK OF DECLINE IN RENTAL RATES

     Future rental rates and the ability to re-lease Aircraft worldwide both depend upon a number of factors that are not within the control of Airplanes Group. See "-- Aircraft Risks -- Cyclicality of Supply of and

Demand for Aircraft; Risk of Decline in Aircraft Values" and "-- Failure to Perform Aircraft Maintenance". Both the bankruptcy of Fokker N.V., the manufacturer of 6.40% of the Aircraft by Appraised Value, and the combination of the merger between Boeing and McDonnell Douglas Corporation (McDonnell Douglas Corporation is the manufacturer of 30.78% of the Aircraft by Appraised Value) followed by the announcement by Boeing that it would cease production of MD83 aircraft in 1999, has adversely affected the rental rates that Airplanes Group is able to obtain on Aircraft manufactured by Fokker N.V. and McDonnell Douglas Corporation, and may adversely affect its ability to make payments of interest and premium, if any, on, and principal of, the Notes. The rental rates obtained by Airplanes Group from Varig, S.A. ("Varig") in 1997 in respect of three MD11 Aircraft are approximately one-third lower than the contracted rentals under the previous lease agreements for these Aircraft and this will adversely affect Airplanes Group's operating cash flows. Boeing has since announced that it will cease production of MD11 aircraft which may adversely affect MD11 rental rates further. In addition, the rental rates obtained by Airplanes Group from TAM in October 1997 in respect of six Fokker 100 Aircraft are approximately 24% lower than the contracted rentals under the previous lease agreements for these Aircraft and this will also adversely affect Airplanes Group's operating cash flows. Further, in 2000 the rental rates obtained by Airplanes Group in respect of two B767 Aircraft are materially lower to date than rentals under the previous lease agreements for these aircraft. This will also adversely affect Airplanes Group's operating cash flow.

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

     RISK OF MAINTENANCE LIABILITIES EXCEEDING MAINTENANCE RESERVES

     At March 31, 2000, Airplanes Group had provisions for maintenance of $274 million (the "Maintenance Reserves"). Currently, Airplanes Group holds approximately $80 million in cash (the "Maintenance Reserve Amount") in respect of maintenance reserve liabilities which, together with projected future maintenance reserve payments under the leases, is believed by Airplanes Group, following consultation with the Administrative Agent, to be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, AerFi's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

     In addition, remaining cash balances held in the Expense Account and the Collection Account at any date ($191.8 million at May 9, 2000) will, in accordance with the priority of payments, be available to discharge maintenance liabilities together with other Required Expense Amounts as they fall due for payment.

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

     As of March 31, 2000, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves, and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) amounted to approximately $25.1 million in respect of 37 Lessees (who had a combined total of 86 Aircraft on lease as of such date) and one former lessee ($1.7 million of the $25.1 million related to this former lessee). Of the total $25.1 million, $4.9 million was in arrears for a period greater than 30 days, $4.8 million was in arrears for a period greater than 60 days and $15.4 million was in arrears for a period greater than 90 days. Certain of these lessees as well as certain other lessees have consistently been significantly in arrears in their Rental Payments and have recently experienced or are currently experiencing financial difficulties. Of the $25.1 million in arrears greater than 30 days, $5.1 million represented arrears with respect to one Brazilian lessee operating one Boeing 767-300ER Aircraft. This Aircraft was re-delivered by the lessee subsequent to March 31, 2000. The Servicer is in discussion with the lessee in respect of the amounts outstanding to Airplanes Group. In addition to these amounts, four further lessees were being allowed formal deferrals of rent, maintenance and miscellaneous payments totaling approximately $5.1 million at March 31, 2000. Such lessees are being allowed deferrals of rentals, maintenance and miscellaneous payments for periods of up to 70 months.

     RISK OF REGIONAL ECONOMIC DOWNTURNS AFFECTING LESSEE FINANCIAL CONDITION

     EUROPEAN CONCENTRATION. At March 31, 2000, Airplanes Group leased 62 Aircraft representing 34.97% of the Portfolio by Appraised Value to 26 aircraft operators in Europe.

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

     At March 31, 2000, five lessees in Turkey operate 13 Aircraft representing 9.13% of the Portfolio by Appraised Value. Turkey was hit by a severe earthquake in August 1999. Damage caused by the earthquake and any fall-off in tourist traffic may adversely affect the ability of these airlines to operate and meet their obligations under the leases. In addition, the recent fall in value of the Deutsche Mark, the principal currency in which the Turkish airlines receive their revenues, may affect the ability of these airlines to meet the dollar denominated rental and other payments due under the leases. At March 31, 2000, one Turkish lessee of two Aircraft, representing 1.4% of the Portfolio by Appraised Value, was $2.0 million in arrears in respect of Rental Payments and maintenance reserves. The Servicer is currently in discussions with this lessee regarding its outstanding balance.

     LATIN AMERICAN CONCENTRATION. At March 31, 2000, the lessees with respect to 31.89% of the Aircraft by Appraised Value operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be dependent in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material adverse effect on lessee operations in those countries. The economy of the Latin American region as a whole and of particular Latin American countries may be materially affected by developments in other countries in Latin America and also by developments in countries in other regions of the world that are perceived to demonstrate similar "emerging market" characteristics.

     At March 31, 2000, Airplanes Group leased 15 Aircraft representing 12.64% of the Portfolio by Appraised Value to operators in Brazil. Subsequent to March 31, 2000, one B767 Aircraft representing 1.69% of the Portfolio by Appraised Value was re-delivered to Airplanes Group. During 1999 Brazil experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and dramatic decreases in the value of its currency. The loss of confidence in the Brazilian markets and currency was associated with the economic crisis also affecting "emerging markets" in Asia at that time. See "-- Asia Pacific Concentration" below. While there has been some stabilisation in the Brazilian economy in recent months, any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated Rental Payments under the leases. Failure by Brazil to address such a crisis could result in the crisis spreading to other Latin American economies and economies in other emerging markets. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries and could adversely affect the operations of Airplanes Group's Brazilian customers.

     Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate ten Aircraft, representing 6.52% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the dollar denominated rental payments under the leases.

     Airplanes Group has entered into rent deferral and restructuring arrangements with certain significant Brazilian and Mexican lessees who have experienced difficulties in the past five years due to overcapacity and adverse market conditions. See "-- The Lessees -- Latin America" below.

     NORTH AMERICAN CONCENTRATION. At March 31, 2000, Airplanes Group leased 38 Aircraft representing 15.61% of its Portfolio by Appraised Value, to operators in North America. Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity leading to a significant increase in load factors.

     In 1997 and 1998 a number of significant new aircraft orders were announced by North American airlines. However, even in the prevailing relatively positive industry environment some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labor cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective leases.

     Airplanes Group has entered into rent deferral and restructuring arrangements with certain significant North American lessees. See "-- The Lessees -- North America" below.

     ASIAN CONCENTRATION. At March 31, 2000, Airplanes Group leased 15 Aircraft, representing 8.72% of its Portfolio by Appraised Value, to operators in Asia. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Korea Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades, corporate debt defaults and internationally organized financial stability measures. This downturn in the region's economies and the resulting civil unrest has undermined business confidence and has had an adverse impact on the results of operations of Airplanes Group's lessees in the region and consequently on Airplanes Group's revenues and cash flows. See "-- The Lessees -- Asia" below. Several airlines in the region announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that now prevail in large parts of the region which may continue for a significant period of time have had an adverse impact on global aircraft demand.

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

     Whether any of Airplanes Limited, Holding Co. or the Transferred Companies will be subject to United States federal income tax may depend on the manner in which the activities of the Servicer and Administrative Agent are performed for Airplanes Limited, Holding Co. and the Transferred Companies and the application of the income tax treaty between the United States and Ireland (the "Treaty"). There can be no assurance that the activities of the Servicer or Administrative Agent will not expose Airplanes Limited, Holding Co. and the Transferred Companies to United States federal income tax on their income or that Airplanes Limited, Holding Co. and the Transferred Companies would not be subject to United States federal income tax on some or all of their income.

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

     LOSS OF CERTAIN IRISH TAX BENEFITS

     Airplanes Limited owns 95% of the capital stock of Holding Co. and the remaining 5% is owned by GECAS. The 5% shareholding by GECAS is intended to ensure that Holding Co. and certain other Transferred Companies will continue to be entitled to certain corporate tax benefits for Shannon, Ireland certified companies. If GECAS was to reduce or relocate its operations for any reason such that it failed to maintain, among other things, certain employment levels in Ireland or GECAS was to resign or be terminated in accordance with the terms of the Servicing Agreement, then Holding Co. (and the other Irish tax resident Transferred Companies) may become subject to Irish corporate taxation at general Irish statutory rates (currently 24%) and may lose the ability to deduct interest payments to Airplanes Limited from their income in computing their liability to Irish tax. Such a loss of tax benefits would likely lead to a downgrade in the then current rating on the Certificates and would have a materially adverse effect on Airplanes Limited's ability to pay interest, principal and premium, if any, on the Notes issued by Airplanes Limited.

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

     Upon the scheduled termination of the preferential tax rate on December 31, 2005, Holding Co. and the other Irish tax resident Transferred Companies will become subject to Irish corporate tax on their net trading income at a 12 1/2% rate as announced by the Minister for Finance of Ireland on December 3, 1997. According to such announcement, non-trading income will be taxed at 25%. These laws were enacted in May 1999. However, assuming Holding Co. and the other Irish tax resident Transferred Companies continue to be entitled to the benefit of the 10% corporate tax rate for Shannon, Ireland certified companies until December 31, 2005, they will continue to be able to deduct interest payments to Airplanes Limited in computing their Irish income tax liability and will continue to be in a position to make such interest payments without deduction for withholding beyond 2005.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

PORTFOLIO INFORMATION -- THE AIRCRAFT

     At March 31, 2000, Aircraft representing 94.18% by Appraised Value hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1,
Part II of Annex 16 of the Chicago Convention (the "Chicago Convention") or have been shown to comply with the Stage 3 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("Stage 3 aircraft") (assuming for this purpose that turboprop Aircraft are Stage 3 aircraft). The remaining 5.82% of the Aircraft by Appraised Value are of an aircraft type that holds or is capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels ("Stage 2 aircraft") and do not comply with the requirements for a Stage 3 aircraft. Stage 2 aircraft are noisier than Stage 3 aircraft. A number of jurisdictions, including the EU and the United States, have adopted or are in the process of adopting, noise regulations restricting the future operation of aircraft that do not meet Stage 3 noise requirements.

     The following table sets forth the exposure of the Portfolio to certain individual lessees, calculated as of March 31, 2000 by reference to the Appraised Value of the Aircraft as of February 18, 2000.

                                                               NUMBER OF   % OF PORTFOLIO BY
LESSEE(1)                                                      AIRCRAFT     APPRAISED VALUE
---------                                                      ---------   -----------------
Varig.......................................................        3             6.07
Air Canada(2)...............................................       12             5.56
Aerovias Nacionales de Colombia S.A. ("AVIANCA")............        6             5.01
Turk Hava Yollari A.O. ("THY")..............................        7             4.94
BAX Global..................................................       10             4.24
Airtours International Airways Limited ("AIRTOURS").........        4             3.51
Compania Mexicana de Aviacion S.A. de C.V. ("MEXICANA").....       10             3.48
Transportes Aereos Regionais S.A. ("TAM")...................        8             3.16
Spanair.....................................................        5             2.93
Lan Chile Airlines..........................................        4             2.39
China Southern..............................................        4             2.34
Aerovias de Mexico S.A. de C.V. ("AEROMEXICO")..............        9             2.25
Futura......................................................        3             2.22
Other (59 Lessees)..........................................      108            46.07
Off-Lease(3)................................................        6             5.83
                                                                  ---           ------
     Total..................................................      199           100.00
                                                                  ===           ======

---------------

(1) Total number of Lessees = 72

(2) This table reflects the takeover of Canadian Airlines by Air Canada.

(3) Of the six off lease Aircraft at March 31, 2000, three were subsequently delivered to lessees under lease agreements and one has become subject to an LOI for lease.

     The following table sets forth the exposure of Airplanes Group's portfolio of Aircraft by type of aircraft, calculated by reference to the number of Aircraft at March 31, 2000 and the Appraised Value of the Aircraft as of February 18, 2000. For the purpose of the following table, turboprop Aircraft are assumed to be Stage 3 aircraft.

                                                         NUMBER OF               ENGINE   % OF PORTFOLIO BY
MANUFACTURER                     TYPE OF AIRCRAFT        AIRCRAFT    BODY TYPE   STAGE     APPRAISED VALUE
------------                     ----------------        ---------   ----------  ------   -----------------
Boeing (46.14%)................  727-200A                     2      Narrowbody     2            0.24
                                 737-200A                    25      Narrowbody     2            3.83
                                 737-200QC                    2      Narrowbody     2            0.48
                                 737-300                      8      Narrowbody     3            4.96
                                 737-300QC                    2      Narrowbody     3            1.11
                                 737-400                     22      Narrowbody     3           16.02
                                 737-500                     11      Narrowbody     3            6.40
                                 747-200SF                    1      Widebody       3            1.04
                                 757-200                      3      Narrowbody     3            3.50
                                 767-200ER                    1      Widebody       3            1.33
                                 767-300ER                    4      Widebody       3            7.23
McDonnell Douglas (30.78%).....  DC8-71F                     18      Narrowbody     3            7.69
                                 DC8-73CF                     1      Narrowbody     3            0.55
                                 DC9-32                       6      Narrowbody     2            0.78
                                 DC9-51                       4      Narrowbody     2            0.49
                                 MD11                         3      Widebody       3            6.07
                                 MD82                         2      Narrowbody     3            1.08
                                 MD83                        23      Narrowbody     3           13.73
                                 MD87                         1      Narrowbody     3            0.39
Airbus (11.49%)................  A300-B4-100                  1      Widebody       3            0.15
                                 A300-B4-203                  2      Widebody       3            0.62
                                 A300-C4-203                  1      Widebody       3            0.50
                                 A320-200                    12      Narrowbody     3           10.22
Fokker (6.40%).................  F100                        16      Narrowbody     3            6.40
Bombardier De Havilland
  (4.40%)......................  DHC8-100                     5      Turboprop      3            0.77
                                 DHC8-102                     1      Turboprop      3            0.17
                                 DHC8-300                     6      Turboprop      3            1.34
                                 DHC8-300A                    9      Turboprop      3            2.12
Other (0.79%)..................  METRO-III                    3      Turboprop      3            0.10
                                 ATR42-300                    3      Turboprop      3            0.49
                                 ATR42-320                    1      Turboprop      3            0.20
                                                            ---
                                                            199
                                                            ===

     The following table sets forth the exposure of the Portfolio as of March 31, 2000 to countries in which lessees are domiciled, calculated by reference to number of Aircraft as of March 31, 2000 and the Appraised Value of the Aircraft at February 18, 2000.

                                                                NUMBER OF    % OF PORTFOLIO BY
COUNTRY(1)                                                      AIRCRAFT      APPRAISED VALUE
----------                                                      ---------    -----------------
Brazil......................................................        15             12.64
United States...............................................        26             10.05
Turkey......................................................        13              9.13
Spain.......................................................        10              6.54
Colombia....................................................        10              6.52
Mexico......................................................        19              5.73
Canada......................................................        12              5.56
United Kingdom..............................................         9              4.83
Italy.......................................................         7              4.32
Chile.......................................................         8              4.10
China.......................................................         6              3.74
France......................................................         3              2.29
Hungary.....................................................         3              1.69
Other Countries (26 countries)..............................        52             17.03
Off-Lease(2)................................................         6              5.83
                                                                   ---            ------
     Total..................................................       199            100.00
                                                                   ===            ======

---------------

(1) Total number of countries = 39

(2) Of the six off lease Aircraft at March 31, 2000, three were subsequently delivered to lessees under lease agreements and one has become subject to an LOI for lease.

     The following table sets forth the exposure of the Portfolio by regions in which lessees are domiciled, calculated by reference to number of Aircraft as of March 31, 2000 and the Appraised Value of the Aircraft as of February 18, 2000.

                                                                NUMBER OF    % OF PORTFOLIO BY
REGION                                                          AIRCRAFT      APPRAISED VALUE
------                                                          ---------    -----------------
Europe (excluding CIS Countries)............................        62             34.97
Latin America...............................................        67             31.89
North America...............................................        38             15.61
Asia & Far East.............................................        15              8.72
Others (including CIS Countries)............................         5              1.50
Africa......................................................         2              1.23
Australia & New Zealand.....................................         4              0.25
Off-Lease(1)................................................         6              5.83
                                                                   ---            ------
     Total..................................................       199            100.00
                                                                   ===            ======

---------------

(1) Of the six off lease Aircraft at March 31, 2000, three were subsequently delivered to lessees under lease agreements and one has become subject to an LOI for lease.

     The following table sets forth the exposure of the Portfolio by year of aircraft manufacture or conversion to freighter, calculated as of March 31, 2000 by reference to the Appraised Value of the Aircraft as of February 18, 2000.

                                                               NUMBER OF   % OF PORTFOLIO BY
YEAR OF MANUFACTURER/FREIGHTER CONVERSION                      AIRCRAFT     APPRAISED VALUE
-----------------------------------------                      ---------   -----------------
1988........................................................       15             5.36
1989........................................................        9             4.54
1990........................................................       19            10.03
1991........................................................       43            23.43
1992........................................................       53            40.09
1993........................................................        7             3.32
Other.......................................................       53            13.23
                                                                  ---           ------
  Total.....................................................      199           100.00
                                                                  ===           ======

     The following table sets forth the exposure of the Portfolio by seat category calculated as of March 31, 2000 by reference to the Appraised Value as of February 18, 2000.

                                                                      NUMBER OF   % OF PORTFOLIO BY
SEAT CATEGORY    AIRCRAFT TYPES                                       AIRCRAFT     APPRAISED VALUE
-------------    --------------                                       ---------   -----------------
less than 51     DHC8, Metro-III, ATR42............................       28             5.19
91-120           B737-200, B737-500, DC9-32/51, MD87, F100.........       63            18.29
121-170          B727-200,B737-300/400, MD82/83, A320-200..........       71            47.36
171-240          B757-200, B767-200ER..............................        4             4.83
241-350          B767-300ER, MD11, A300............................       11            14.57
Freighter        B747-200SF, B737-200C, DC8-71F/73CF...............       22             9.76
                                                                         ---           ------
                                                                         199           100.00
                                                                         ===           ======

Further particulars of the Portfolio as of March 31, 2000 (except for Appraised Values which are as of February 18, 2000) are contained in the table below.

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                      AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                    LESSEE                            TYPE        CONFIGURATION    NUMBER
------                     -------                    ------                         -----------   ---------------   ------
Africa...................  Tunisia                    Nouvelair Tunisie              MD83          JT8D-219          49672
                           Tunisia                    Tuninter                       B737-300      CFM56-3C1         24905
Asia & Far East..........  China                      China Southern                 B737-500      CFM56-3C1         24897
                           China                      China Southern                 B737-500      CFM56-3C1         25182
                           China                      China Southern                 B737-500      CFM56-3C1         25183
                           China                      China Southern                 B737-500      CFM56-3C1         25188
                           China                      Xiamen                         B737-200QC    JT8D-17A          23066
                           China                      Xinjiang                       B757-200      RB211-535E4-37    26156
                           India                      Jet Airways (India) Pvte Ltd.  B737-400      CFM56-3C1         24345
                           India                      Jet Airways (India) Pvte Ltd.  B737-500      CFM56-3C1         25191
                           Indonesia                  PT Mandala Airlines            B737-200A     JT8D-17A          23023
                           Malaysia                   Air Asia Sdn. Bhd.             B737-300      CFM56-3C1         24907
                           Pakistan                   Pakistan Int Airline           A300-B4-203   CF6-50C2            269
                           Philippines                Philippine Airlines            B737-300      CFM56-3B1         24770
                           South Korea                Asiana Airlines                B737-400      CFM56-3C1         24493
                           South Korea                Asiana Airlines                B737-400      CFM56-3C1         24520
                           Taiwan                     Far Eastern Air Transport      MD83          JT8D-219          49950
Australia & New
 Zealand.................  Australia                  National Jet Systems           DHC8-100      PW121               229
                           New Zealand                Air Nelson                     METRO-III     TPE331-11           705
                           New Zealand                Air Nelson                     METRO-III     TPE331-11           711
                           New Zealand                Air Nelson                     METRO-III     TPE331-11           712
Europe...................  Austria                    Rheintalflug                   DHC8-300      PW123               307
                           Bulgaria                   Balkan Bulgarian Airlines      B737-300      CFM56-3B2         23749
                           Bulgaria                   Balkan Bulgarian Airlines      B737-300      CFM56-3B2         23923
                           France                     Air France                     A320-200      CFM56-5A3           203
                           France                     Air France                     A320-200      CFM56               220
                           France                     Air Liberte S.A.               MD83          JT8D-219          49943
                           Germany                    Estago Anlagen-Vermietungs     MD83          JT8D-219          49620
                           Hungary                    Malev                          B737-200A     JT8D-17A          22804
                           Hungary                    Malev                          B737-400      CFM56-3C1         26069
                           Hungary                    Malev                          B737-400      CFM56-3C1         26071
                           Ireland                    Transaer International         A300-B4-100   CF6-50C2             20
                           Ireland                    Transaer International         A300-B4-203   CF6-50C2            131
                           Italy                      Air One SpA                    B737-300      CFM56-3C1         25179
                           Italy                      Air One SpA                    B737-300      CFM56-3C1         25187
                           Italy                      Eurofly S.P.A                  MD83          JT8D-219          49390
                           Italy                      Eurofly S.P.A                  MD83          JT8D-219          49631
                           Italy                      Meridiana SpA                  MD83          JT8D-219          49792
                           Italy                      Meridiana SpA                  MD83          JT8D-219          49935
                           Italy                      Meridiana SpA                  MD83          JT8D-219          49951
                           Macedonia                  Interimpex-Avioimpex           MD83          JT8D-219          49442
                           Netherlands                Schreiner Airways              DHC8-300      PW123               232
                           Netherlands                Schreiner Airways              DHC8-300      PW123               244
                           Netherlands                Schreiner Airways              DHC8-300A     PW123               266
                           Netherlands                Schreiner Airways              DHC8-300A     PW123               276
                           Netherlands                Schreiner Airways              DHC8-300A     PW123               283
                           Netherlands                Schreiner Airways              DHC8-300A     PW123               298
                           Netherlands                Schreiner Airways              DHC8-300A     PW123               300
                           Norway                     Wideroe's Flyveselskap a/s     DHC8-300      PW123               293
                           Norway                     Wideroe's Flyveselskap a/s     DHC8-300      PW123               342
                           Spain                      Air Europa                     B737-400      CFM56-3C1         24906
                           Spain                      Air Europa                     B737-400      CFM56-3C1         24912
                           Spain                      Futura                         B737-400      CFM56-3C1         24689

                                           APPRAISED
                                            VALUE AT
                             DATE OF      FEBRUARY 18,
                           MANUFACTURE/       2000
REGION                      CONVERSION     (US$000'S)
------                     ------------   ------------
Africa...................  01-Jul-88          18,507
                            01-Feb-91         22,473
Asia & Far East..........  26-Feb-91          18,467
                            03-Feb-92         19,990
                            14-Feb-92         19,760
                            12-Mar-92         19,687
                            09-Dec-83          7,497
                            25-Nov-92         39,423
                            01-Jun-89         22,333
                            10-Apr-92         19,020
                            30-Mar-83          6,047
                            01-Mar-91         22,330
                            11-Aug-83         10,417
                            01-Oct-90         20,480
                            14-Jul-89         21,397
                            21-Dec-89         23,060
                            01-Nov-91         21,123
Australia & New
 Zealand.................  01-Sep-90           5,040
                            01-Aug-88          1,087
                            01-Mar-88          1,117
                            01-Jun-88          1,123
Europe...................  01-Dec-91           7,550
                            01-May-87         18,907
                            01-Apr-88         18,733
                            01-Sep-91         27,730
                            01-Sep-91         27,923
                            01-Jul-91         20,640
                            01-Jul-88         18,093
                            01-Feb-83          5,487
                            02-Nov-92         25,357
                            13-Nov-92         25,480
                            01-Oct-75          5,113
                            07-Feb-81         10,423
                            12-Feb-92         23,323
                            14-Mar-92         23,047
                            01-Apr-86         17,327
                            14-Jun-89         18,467
                            01-Nov-89         19,120
                            26-Sep-90         21,833
                            25-Aug-91         20,960
                            29-Apr-87         17,523
                            20-Oct-90          7,017
                            01-Dec-90          7,130
                            20-Mar-91          7,700
                            13-May-91          7,890
                            01-Sep-91          7,997
                            01-Apr-92          8,287
                            01-Apr-92          8,503
                            01-Oct-91          7,600
                            01-Dec-92          7,770
                            24-Feb-91         23,120
                            14-Jun-91         23,567
                            03-Jul-90         24,130


                                                                                      AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                    LESSEE                            TYPE        CONFIGURATION    NUMBER
------                     -------                    ------                         -----------   ---------------   ------
                           Spain                      Futura                         B737-400      CFM56-3C1         24690
                           Spain                      Futura                         B737-400      CFM56-3C1         25180
                           Spain                      Spanair                        MD83          JT8D-219          49624
                           Spain                      Spanair                        MD83          JT8D-219          49626
                           Spain                      Spanair                        MD83          JT8D-219          49709
                           Spain                      Spanair                        MD83          JT8D-219          49936
                           Spain                      Spanair                        MD83          JT8D-219          49938
                           Sweden                     Britannia Airways AB           B757-200      RB2110-535E4-37   26151
                           Turkey                     Istanbul                       B737-400      CFM56-3C1         24683
                           Turkey                     Istanbul                       B737-400      CFM56-3C1         24691
                           Turkey                     MNG Airlines Cargo             A300-C4-203   CF6-50C2             83
                           Turkey                     Pegasus                        B737-400      CFM56-3C1         24684
                           Turkey                     Pegasus                        B737-400      CFM56-3C1         26081
                           Turkey                     Sun Express                    B737-400      CFM56-3C1         25190
                           Turkey                     Turk Hava Yollari              B737-400      CFM56-3C1         24917
                           Turkey                     Turk Hava Yollari              B737-400      CFM56-3C1         25181
                           Turkey                     Turk Hava Yollari              B737-400      CFM56-3C1         25184
                           Turkey                     Turk Hava Yollari              B737-400      CFM56-3C1         25261
                           Turkey                     Turk Hava Yollari              B737-500      CFM56-3C1         25288
                           Turkey                     Turk Hava Yollari              B737-500      CFM56-3C1         25289
                           Turkey                     Turk Hava Yollari              B737-400      CFM56-3C1         26065
                           United Kingdom             Airtours International         A320-200      CFM56               294
                           United Kingdom             Airtours International         A320-200      CFM56               301
                           United Kingdom             Airtours International         A320-200      CFM56               348
                           United Kingdom             Airtours International         A320-200      CFM56-5A3           349
                           United Kingdom             British Midland                B737-500      CFM56-3C1         25185
                           United Kingdom             Brymon Airways                 DHC8-300A     PW123               296
                           United Kingdom             Brymon Airways                 DHC8-300      PW123               334
                           United Kingdom             Titan Airways Limited          ATR42-300     PW120               109
                           United Kingdom             Titan Airways Limited          ATR42-300     PW120               113
Latin America............  Antigua                    Liat                           DHC8-102      PW120-A             113
                           Antigua                    Liat                           DHC8-100      PW120-A             140
                           Antigua                    Liat                           DHC8-100      PW120-A             144
                           Antigua                    Liat                           DHC8-100      PW120-A             270
                           Argentina                  Aerolineas Argentinas S.A.     B737-200A     JT8D-17           21192
                           Argentina                  LAPA                           B737-200A     JT8D-17           21193
                           Argentina                  LAPA                           B737-200A     JT8D-17           21196
                           Argentina                  LAPA                           B737-200A     JT8D-15           22278
                           Argentina                  LAPA                           B737-200A     JT8D-15           22368
                           Argentina                  LAPA                           B737-200A     JT8D-15           22369
                           Argentina                  LAPA                           B737-200A     JT8D-15           22633
                           Argentina                  LAPA                           B737-200QC    JT8D-17A          23065
                           Brazil                     Rio Sul                        B737-500      CFM56-3C1         25186
                           Brazil                     Rio Sul                        B737-500      CFM56-3C1         25192
                           Brazil                     Rio Sul                        B737-500      CFM56-3C1         26075
                           Brazil                     TAM                            F100          TAY650-15         11304
                           Brazil                     TAM                            F100          TAY650-15         11305
                           Brazil                     TAM                            F100          TAY650-15         11336
                           Brazil                     TAM (Meridionais)              F100          TAY650-15         11284
                           Brazil                     TAM (Meridionais)              F100          TAY650-15         11285
                           Brazil                     TAM (Meridionais)              F100          TAY650-15         11347
                           Brazil                     TAM (Meridionais)              F100          TAY650-15         11348
                           Brazil                     TAM Express S/A                F100          TAY650-15         11371
                           Brazil                     Transbrasil                    B767-300ER    PW4060            24948
                           Brazil                     VARIG                          MD11          CF6-80C2-D1F      48499
                           Brazil                     VARIG                          MD11          CF6-80C2-D1F      48500
                           Brazil                     VARIG                          MD11          CF6-80C2-D1F      48501
                           Chile                      Aircraft Int. Leasing          DC8-71F       CFM56-2C1         45810
                                                      Limited(1)

                                           APPRAISED
                                            VALUE AT
                             DATE OF      FEBRUARY 18,
                           MANUFACTURE/       2000
REGION                      CONVERSION     (US$000'S)
------                     ------------   ------------
                            01-Jul-90         24,250
                            21-Jan-92         25,553
                            01-Aug-88         18,923
                            22-Oct-88         18,503
                            01-Dec-88         18,377
                            06-Oct-90         21,557
                            01-Dec-90         20,270
                            23-Jul-92         39,353
                            07-Aug-90         23,863
                            09-Aug-90         23,850
                            01-May-79         16,787
                            01-Apr-90         23,893
                            10-Mar-93         26,293
                            07-Apr-92         25,127
                            24-Jun-91         24,780
                            03-Feb-92         25,093
                            02-Mar-92         25,343
                            09-Apr-92         24,990
                            16-Jun-92         19,773
                            12-Jun-92         19,870
                            01-May-92         25,010
                            02-Apr-92         29,483
                            22-Apr-92         29,190
                            17-Jun-92         28,743
                            30-Oct-92         29,507
                            18-Feb-92         19,270
                            01-Oct-91          7,473
                            08-Oct-92          7,507
                            14-Oct-88          4,830
                            18-Nov-88          5,057
Latin America............  01-Sep-88           5,543
                            01-Mar-89          4,613
                            01-Mar-89          4,907
                            01-May-91          5,680
                            01-Mar-76          3,827
                            01-Jul-76          4,010
                            01-Jul-76          3,740
                            19-Mar-80          5,077
                            01-Sep-80          5,100
                            01-Sep-80          5,030
                            01-Mar-81          6,390
                            15-Oct-96          8,467
                            11-Mar-92         19,127
                            14-Apr-92         19,073
                            23-Oct-92         19,263
                            27-Feb-91         12,980
                            19-Apr-91         13,220
                            05-Jun-91         13,267
                            31-Jul-90         12,133
                            01-Aug-90         13,010
                            01-Oct-91         13,503
                            06-Aug-91         13,587
                            19-Dec-91         13,840
                            19-Jul-91         56,300
                            31-Dec-91         65,727
                            01-Mar-92         67,820
                            01-Sep-92         68,740
                            09-Apr-92         13,940


                                                                                      AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                    LESSEE                            TYPE        CONFIGURATION    NUMBER
------                     -------                    ------                         -----------   ---------------   ------
                           Chile                      Aircraft Int. Leasing          DC8-71F       CFM56-2C1         45970
                                                      Limited(1)
                           Chile                      Aircraft Int. Leasing          DC8-71F       CFM56-2C1         45976
                                                      Limited(1)
                           Chile                      Aircraft Int. Leasing          DC8-71F       CFM56-2C1         45996
                                                      Limited(1)
                           Chile                      Lan Chile Airlines             B737-200A     JT8D-15           22397
                           Chile                      Lan Chile Airlines             B737-200A     JT8D-17A          22407
                           Chile                      Lan Chile Airlines             B737-200A     JT8D-17A          23024
                           Chile                      Lan Chile Airlines             B767-300ER    PW4060            26204
                           Colombia                   ACES                           ATR42-320     PW121-5A1           284
                           Colombia                   Avianca                        B767-200ER    PW4056            25421
                           Colombia                   Avianca                        B757-200      RB211-535E4-37    26154
                           Colombia                   Avianca                        MD83          JT8D-219          49939
                           Colombia                   Avianca                        MD83          JT8D-219          49946
                           Colombia                   Avianca                        MD83          JT8D-219          53120
                           Colombia                   Avianca                        MD83          JT8D-219          53125
                           Colombia                   Tampa                          DC8-71F       CFM56-2C1         45849
                           Colombia                   Tampa                          DC8-71F       CFM56-2C1         45945
                           Colombia                   Tampa                          DC8-71F       CFM56-2C1         46066
                           Mexico                     Aeromexico                     DC9-32        JT8D-17           48125
                           Mexico                     Aeromexico                     DC9-32        JT8D-17           48126
                           Mexico                     Aeromexico                     DC9-32        JT8D-17           48127
                           Mexico                     Aeromexico                     DC9-32        JT8D-17           48128
                           Mexico                     Aeromexico                     DC9-32        JT8D-17           48129
                           Mexico                     Aeromexico                     DC9-32        JT8D-17           48130
                           Mexico                     Aeromexico                     MD82          JT8D-217          49660
                           Mexico                     Aeromexico                     MD82          JT8D-217A         49667
                           Mexico                     Aeromexico                     MD87          JT8D-219          49673
                           Mexico                     Mexicana                       F100          TAY650-15         11266
                           Mexico                     Mexicana                       F100          TAY650-15         11309
                           Mexico                     Mexicana                       F100          TAY650-15         11319
                           Mexico                     Mexicana                       F100          TAY650-15         11339
                           Mexico                     Mexicana                       F100          TAY650-15         11374
                           Mexico                     Mexicana                       F100          TAY650-15         11375
                           Mexico                     Mexicana                       F100          TAY650-15         11382
                           Mexico                     Mexicana                       F100          TAY650-15         11384
                           Mexico                     Mexicana                       B727-200A     JT8D-17R          21346
                           Mexico                     Mexicana                       B727-200A     JT8D-17R          21600
                           Netherlands Antilles       ALM                            DHC8-300C     PW123               230
                           Netherlands Antilles       ALM                            DHC8-300C     PW123               242
                           Trinidad & Tobago          BWIA International             MD83          JT8D-219          49789
North America............  Canada                     AC Leasing(2)                  A320-200      CFM56-5A1           174
                           Canada                     AC Leasing(2)                  A320-200      CFM56-5A1           175
                           Canada                     AC Leasing(2)                  A320-200      CFM56-5A1           232
                           Canada                     AC Leasing(2)                  A320-200      CFM56-5A1           284
                           Canada                     AC Leasing(2)                  A320-200      CFM56-5A1           309
                           Canada                     AC Leasing(2)                  A320-200      CFM56-5A1           404
                           Canada                     AC Leasing(2),(3)              B737-200A     JT8D-9A           20958
                           Canada                     AC Leasing(2),(3)              B737-200A     JT8D-9A           20959
                           Canada                     AC Leasing(2),(3)              B737-200A     JT8D-9A           21115
                           Canada                     AC Leasing(2),(3)              B737-200A     JT8D-9A           21639
                           Canada                     AC Leasing(2),(3)              B737-200A     JT8D-9A           21712
                           Canada                     AC Leasing(2),(3)              B737-200A     JT8D-9A           22873
                           United States of America   Allegheny Airlines             DHC8-100      PW121               258
                           United States of America   America West                   B737-300QC    CFM56-3B1         23499
                           United States of America   America West                   B737-300QC    CFM56-3B1         23500
                           United States of America   American Airlines              MD-83         JT8D-219          49941
                           United States of America   American Airlines              MD-83         JT8D-219          49949
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45811
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45813

                                           APPRAISED
                                            VALUE AT
                             DATE OF      FEBRUARY 18,
                           MANUFACTURE/       2000
REGION                      CONVERSION     (US$000'S)
------                     ------------   ------------
                            15-Oct-92         14,617

                            10-Aug-91         14,377

                            29-Oct-92         14,290

                            01-Feb-81          5,690
                            01-Sep-80          5,390
                            01-May-83          6,690
                            01-Oct-92         61,840
                            01-Jan-92          6,570
                            14-Jan-92         44,370
                            22-Sep-92         38,217
                            26-Oct-90         20,487
                            18-Jul-91         21,250
                            29-Jul-92         21,770
                            02-Apr-92         21,067
                            09-Mar-91         14,487
                            19-May-92         14,967
                            24-Apr-91         14,330
                            01-Apr-80          3,883
                            01-Apr-80          4,167
                            01-Jul-80          4,453
                            01-Aug-80          4,357
                            01-Nov-80          4,503
                            01-Dec-80          4,577
                            01-Mar-88         17,970
                            21-Jan-88         17,897
                            01-Dec-88         13,133
                            17-Aug-90         12,300
                            16-May-91         13,330
                            05-Apr-91         13,087
                            01-Jul-91         13,187
                            20-Jan-92         13,797
                            01-Dec-92         14,080
                            01-Jan-93         14,097
                            01-Jan-93         14,097
                            01-Oct-80          3,800
                            01-Nov-80          4,310
                            01-Feb-91          7,600
                            01-Nov-90          7,450
                            23-Sep-89         19,203
North America............  01-Apr-91          26,910
                            01-Apr-91         27,007
                            01-Oct-91         27,210
                            09-Mar-92         28,307
                            13-May-92         28,130
                            01-Jan-94         30,657
                            01-Jan-75          1,200
                            01-Nov-74          1,200
                            01-Dec-75          1,700
                            01-Nov-78          3,271
                            01-Feb-79          3,704
                            01-Jul-82          6,064
                            01-Jan-91          5,877
                            01-Jun-86         18,610
                            01-Jun-86         18,510
                            01-Dec-90         22,327
                            05-Aug-91         22,153
                            30-May-91         14,730
                            28-Apr-92         15,047


                                                                                      AIRCRAFT         ENGINE        SERIAL
REGION                     COUNTRY                    LESSEE                            TYPE        CONFIGURATION    NUMBER
------                     -------                    ------                         -----------   ---------------   ------
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45946
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45971
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45973
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45978
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45993
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45994
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         45998
                           United States of America   BAX Global                     DC8-71F       CFM56-2C1         46065
                           United States of America   Emery Worldwide                DC8-71F       CFM56-2C1         45997
                           United States of America   Emery Worldwide                DC8-73CF      CFM56-2C1         46091
                           United States of America   Frontier Airlines, Inc.        B737-300      CFM56-3B1         23177
                           United States of America   Hawaiian Airlines              DC9-51        JT8D-17           47742
                           United States of America   Hawaiian Airlines              DC9-51        JT8D-17           47784
                           United States of America   Hawaiian Airlines              DC9-51        JT8D-17           47796
                           United States of America   Hawaiian Airlines              DC9-51        JT8D-17           48122
                           United States of America   Idefix                         ATR42-300     PW120               249
                           United States of America   TWA                            MD83          JT8D-219          49575
                           United States of America   Vanguard Airlines              B737-200A     JT8D-15           21735
                           United States of America   Vanguard Airlines              B737-200A     JT8D-15           22979
Others...................  Cyprus                     Fornax Aircraft Leasing Ltd.   B737-200A     JT8D-17           21685
                           Czech Republic             Travel Servis                  B737-400      CFM56-3C1         24911
                           Kazakstan                  Air Kazakstan                  B737-200A     JT8D-15           22090
                           Ukraine                    AeroSvit airlines              B737-200A     JT8D-15           22453
                           Ukraine                    Ukraine International          B737-200A     JT8D-17A          22802
Off Lease................                             Off Lease                      DHC8-300A     PW123               267
                                                      Off Lease                      B747-200SF    JT9D-7Q           21730
                                                      Off Lease                      B767-300ER    PW4060            26200
                                                      Off Lease -- LOI Pegasus(4)    B737-400      CFM56-3C1         24687
                                                      Off Lease -- LOI PT            B737-200A     JT8D-17A          22803
                                                      Mandala(4)
                                                      Off Lease -- Lease TWA(5)      B767-300ER    PW4060            25411

                                           APPRAISED
                                            VALUE AT
                             DATE OF      FEBRUARY 18,
                           MANUFACTURE/       2000
REGION                      CONVERSION     (US$000'S)
------                     ------------   ------------
                            23-Apr-92         13,583
                            13-Feb-92         13,960
                            27-Feb-92         13,287
                            23-Apr-93         14,340
                            23-Jun-93         14,433
                            01-Sep-94         13,943
                            21-May-93         13,350
                            12-Jan-92         14,790
                            07-Dec-93         14,097
                            01-Dec-89         18,243
                            01-Apr-86         16,173
                            01-Jun-77          3,727
                            01-May-79          3,713
                            01-Apr-79          4,233
                            26-Jan-81          4,723
                            01-Jun-91          6,427
                            01-Oct-87         18,403
                            01-Jun-79          7,623
                            01-Mar-83          8,913
Others...................  01-Jan-79           5,623
                            01-Apr-91         24,147
                            01-May-80          5,890
                            01-Mar-81          6,780
                            01-Feb-83          7,553
Off Lease................  04-Apr-91           7,753
                            07-Jun-79         34,611
                            01-Sep-92         62,023
                            25-May-90         23,587
                            14-Feb-83          5,623
                            15-Jan-92         60,843
                                           3,335,252

---------------

Note:

(1) Aircraft Int. Leasing Limited is a subsidiary of Lan Chile.

(2) AC Leasing is a subsidiary of Air Canada.

(3) Aircraft Lease Receivable Book Values are used for the Aircraft subject to Finance Leases (6 in total) rather than the Appraised Values of these Aircraft.

(4) These Aircraft are subject to non binding Letters of Intent for lease and were delivered to the relevant lessee after March 31, 2000.

(5) This Aircraft is subject to a lease contract and was delivered to the relevant lessee after March 31, 2000.

(6) The following table sets forth the date of original manufacture for the Aircraft that were converted to freighter Aircraft:

                                       DATE OF
SERIAL NO.                           MANUFACTURE
----------                           -----------
45810..............................    May-67
45811..............................    Aug-67
45813..............................    Jan-67
45849..............................    Apr-67
45945..............................    Mar-68
45946..............................    Mar-68
45970..............................    Mar-68
45971..............................    May-68
45973..............................    May-68
45976..............................    Jul-68

                                       DATE OF
SERIAL NO.                           MANUFACTURE
----------                           -----------
45978..............................    Jul-68
45993..............................    Aug-68
45994..............................    Aug-68
45996..............................    Oct-68
45997..............................    Oct-68
45998..............................    Oct-68
46065..............................    Jun-69
46066..............................    Jun-69
46091..............................    Apr-70

APPRAISALS

     The Appraisers have provided Appraisals (without physical inspection) of the value of each of the Aircraft at normal utilization rates in an open, unrestricted and stable market as of February 18, 2000, adjusted to account for the reported maintenance standard of the Aircraft. The Appraisals do not reflect the value of the leases, Maintenance Reserves, Security Deposits or other Related Collateral, if any. The Appraisals explain the methodology used to determine the values for the Aircraft. Based on the Appraisals, the aggregate Base Values calculated by each of the three Appraisers based on a Portfolio of 199 Aircraft are $3,402 million in the case of BK Associates, Inc., $3,434 million in the case of Aircraft Information Services, Inc. and $3,169 million in the case of Airclaims Limited. The aggregate Appraised Value of the Aircraft is $3,335 million, which is approximately $19 million lower than the average of the aggregate Base Values calculated by the three Appraisers because Aircraft subject to finance leases have been included in the computation of the Appraised Value of the Portfolio at Airplanes Group's net book value (which represents the value of amounts payable by the finance lessees) rather than the Aircraft's Base Value. Airplanes Group believes that, due to current excess supply of certain aircraft in the market, including in particular certain turboprop, Stage 2 and older wide-body aircraft, the value of the Aircraft in the current market (as compared with the "stable market environment with a reasonable balance of supply and demand" and the other factors assumed in the determination of Base Value) is less than, and is likely to be substantially less than, the Appraised Value. Furthermore, neither the Appraised Value nor the value of the Aircraft in the current market should be relied upon as a measure of the realizable value of the Aircraft. If it were necessary to dispose of Aircraft in a distress situation, and particularly if a large number of Aircraft were required to be sold, the proceeds from such a sale would be substantially less than even the value in the current market. However, Airplanes Group does not expect to have to sell Aircraft to provide for payment of principal and interest on the Notes, and does not anticipate conducting any distress sales. Nevertheless, there can be no assurance that Airplanes Group would not have to sell one or more Aircraft in a distress sale situation at prices significantly less than their Appraised Value.

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

     Certain of the leases require the lessee to pay cash Maintenance Reserves (approximately 53.75% of the leases by Appraised Value) or to provide maintenance letters of credit or guarantees (approximately 9.67% of the leases by Appraised Value) or a combination of both (approximately 1.62% of the leases by Appraised Value). With respect to other leases, there is a specific redelivery condition whereby the lessor relies on the credit of the lessee and the ability of the lessee to comply with the maintenance requirements.

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

     Many of the leases require the lessees to pay maintenance reserves or "supplemental rent" amounts in respect of their obligations to maintain the Aircraft. Generally, each such lease in the Portfolio bears an associated liability on the part of the lessor to reimburse the lessee for maintenance performed on the Aircraft, engines or parts. In addition, Airplanes Group may have an obligation to lessees not funded by reserves with respect to maintenance. Such liabilities are included within expenses and thus rank in priority to any payments on the Notes. At March 31, 2000, Airplanes Group recorded approximately $274 million of maintenance reserve liabilities. A Liquidity Reserve Amount of approximately $158.4 million is currently maintained in the Collection Account of which $80 million relates to the Maintenance Reserve Amount. Airplanes Group believes, following consultation with the Administrative Agent, that this amount of $80 million, together with projected future maintenance payments under the leases, will be sufficient, based on an analysis of anticipated future maintenance expenses, to provide Airplanes Group with sufficient liquidity to meet its maintenance liabilities. This amount of cash has been determined by Airplanes Group and AerFi Group to be appropriate for the funding of Airplanes Group's maintenance reserve liabilities based on an analysis of Airplanes Group's, AerFi's and overall industry historical experience of the frequency and cost of maintenance checks performed by lessees relative to the projected maintenance payments to be made to Airplanes Group under the terms of the leases.

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

THE LESSEES

     As of March 31, 2000, there were 72 lessees in 39 countries throughout the world.

     A number of the lessees are in a relatively weak financial position and there can be no assurance that the rate of lessee defaults will not increase in the future. As of March 31, 2000, amounts outstanding for a period greater than 30 days in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and certain cash in transit) amounted to $25.1 million in respect of 37 lessees (who had a combined total of 86 Aircraft on lease as of such date) and one former lessee ($1.7 million of the $25.1 million related to this former lessee). Of the total $25.1 million, $4.9 million was in arrears for a period greater than 30 days, $4.8 million was in arrears for a period greater than 60 days and $15.4 million was in arrears for a period greater than 90 days. Certain of these lessees, as well as certain other lessees, have consistently been significantly in arrears in their respective Rental Payments and/or are known to be currently experiencing financial difficulties. Of the $25.1 million in arrears greater than 30 days, $5.1 million represented arrears with respect to one Brazilian lessee, operating one Boeing 767-300ER Aircraft representing 1.69% of the Portfolio by Appraised Value. Subsequent to March 31, 2000 this Aircraft was redelivered to Airplanes Group. The Servicer is in discussion with the lessee in respect of the amounts outstanding to Airplanes Group. As of March 31, 2000, in addition to the $25.1 million in respect of payments past due more than 30 days, four further lessees were being allowed deferrals of rent, maintenance and miscellaneous payments totaling $5.1 million. Such lessees are being allowed deferrals of rentals, maintenance and miscellaneous payments for periods of up to 70 months.

     In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months. In certain circumstances, rescheduling arrangements for periods between 12 months and 70 months have been agreed. In addition, certain restructurings have involved voluntary terminations of leases prior to lease expiration, the replacement of Aircraft with less expensive aircraft and the arrangement of sub-leases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess Aircraft from lessees which have defaulted and re-lease the Aircraft to other lessees. The premature termination of leases may, in certain circumstances, lead Airplanes Group to incur substantial swap breakage costs under its agreements with Swap Providers. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risks".

Latin America

     Lessees with respect to 31.89% of the Aircraft by Appraised Value operate in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries can be expected to be in part dependent on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may have a material effect on lessee operations in those countries.

Brazil

     Brazil has experienced significant downturns in its economy and financial markets, including in 1999, large decreases in financial asset prices and dramatic decreases in the value of its currency. The loss of confidence in the Brazilian markets and currency was associated with the economic crisis affecting "emerging markets" in Asia. See "-- Asia Pacific Concentration" below. While there has been some stabilisation in the Brazilian economy in recent months any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the dollar-denominated rental payments under the leases. Failure by Brazil to address such a crisis could result in the crisis spreading to other Latin American economies and economies in other emerging markets. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries and could adversely affect the operations of Airplanes Group's Brazilian customers.

     At March 31, 2000, 15 Aircraft (or 12.64% of Airplanes Group's Portfolio by Appraised Value) were leased to four Brazilian lessees. At March 31, 2000, Airplanes Group had three Aircraft on lease to Varig (MD11s) representing 6.07% of the Portfolio by Appraised Value. In 1994, AerFi entered into a rescheduling agreement with Varig to reschedule the repayment of $14 million in arrears over a 48 month period. Airplanes Group assumed part of AerFi's rights and obligations under such agreement as part of the Acquisition. AerFi signed this formal deferral agreement in January 1995, under which all deferred obligations were repaid by May 1998.

     As at September 30, 1997, Airplanes Group had six Fokker 100 Aircraft on lease to a Brazilian lessee, with an average remaining lease term of 29 months. During the month ended October 31, 1997 all six leases were restructured. In consideration for an extension of the leases for 119 months, the revised terms of the leases include rental rates reduced by approximately 24%, no maintenance reserve payments and the return by Airplanes Group of all previously paid maintenance reserves within 12 months. During the year ended March 31, 2000 this lessee was $1.73 million in arrears. The Servicer negotiated a restructuring in respect of this amount which provides for the amount to be paid with interest by December 31, 2003.

     During the year to March 31, 1999, the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with Transbrasil, which leased two B767 Aircraft both of which have subsequently redelivered. The restructured amount of approximately $1.9 million was repaid over 12 months. At March 31, 2000, the lessee had arrears of $6.2 million which has been secured by a second priority mortgage over two of the lessee's owned aircraft and the Servicer is in negotiations with the lessee regarding repayment. An accounting provision has been made against the receivable for the excess over the cash security held.

Colombia

     Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate ten Aircraft, representing 6.52% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the dollar denominated rental payments under the leases.

Mexico

     Mexico continues to be a significant market for aircraft, and at March 31, 2000, 19 Aircraft representing 5.73% of the Portfolio by Appraised Value, were being operated by two Mexican operators. In January 1996, a formal deferral arrangement was signed with Mexicana which operates ten Aircraft representing 3.48% of the Portfolio by Appraised Value. Mexicana repaid its obligations over the four year period ending December 31, 1999.

North America

     North America is an important market for Airplanes Group's Aircraft with 15.61% of the Portfolio by Appraised Value being operated in this region. At March 31, 2000, Airplanes Group had 26 Aircraft (or 10.05% of the Portfolio by Appraised Value) on lease to ten U.S.-based aircraft operators and 12 Aircraft (or 5.56% of the Portfolio by Appraised Value) on lease to one Canadian aircraft operator. Airline industry profitability in North America has enjoyed a sustained improvement since 1993 due to a combination of traffic growth in line with the overall expansion of the economy in that region and relatively small growth in aircraft seat capacity, leading to a significant increase in load factors. In 1997 and 1998 a number of significant new aircraft orders were announced by North American airlines. However, some airlines are reporting losses or very low profits due to either unsuccessful competitive initiatives in respect of fares and/or capacity, or uncompetitive cost structures. In the next few years airline profit margins are likely to come under pressure due to a combination of labor cost increases and increased aircraft ownership costs as new aircraft are delivered and a large number of Stage 2 aircraft are hush-kitted. In the early 1990s, several North American airlines who are currently lessees of Airplanes Group entered into plans of reorganization or sought the protection of bankruptcy, insolvency or other similar proceedings. There can be no assurance that such events will not re-occur in respect of these or other North American lessees of Airplanes Group and adversely affect the ability of such lessees to make timely and full Rental Payments under their respective existing leases.

     In December 1996, Canadian Airlines, Airplanes Group's second largest lessee at March 31, 2000 by Appraised Value, approached its creditors including Airplanes Group with proposals to reschedule its obligations. Canadian Airlines indicated that this approach was part of a general plan designed to address its financial difficulties. Airplanes Group had 13 Aircraft on lease to Canadian Airlines, consisting of six A320s on operating leases and seven B737-200A Aircraft on finance leases. During the year ended March 31, 2000, Canadian Airlines exercised its purchase option on a seventh B737-200A Aircraft which it leased. After a series of negotiations between GECAS, as Servicer to Airplanes Group, and Canadian Airlines, agreement in principle was reached on a rescheduling plan which granted Canadian Airlines a deferral of operating lease rentals for a three month period from December 1996 to February 1997 and a deferral of finance lease principal payments in respect of six of the seven Aircraft on finance leases, for the six month period from December 1996 to May 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. The agreement in principle resulted in a loss of cashflow to Airplanes Group of approximately $6.40 million over the six months to May 1997. At March 31, 2000, the lessee had made all scheduled payments under the terms of the agreement in principle.

     During the year ended March 31, 2000, Canadian Airlines was the subject of a takeover by Air Canada. Air Canada has assumed the Canadian Airlines leases. In that context, $4.5 million in security deposits were repaid to Air Canada and have been replaced by letters of credit.

     Airplanes Group had its only B747-200SF (1.04% of the Portfolio by Appraised Value) on lease to Tower Air. During March 1998, Airplanes Group and Tower Air reached an agreement which allowed Tower Air a deferral of their security deposit and of two months rental. These deferrals were repaid by September 1998. In addition, during September 1997, in consideration for Tower Air extending the lease term to 180 months with revised rental rates, Airplanes Group agreed to a cargo conversion of the Aircraft at a cost of $10 million, which was completed by April 1998.

     The lessee was subsequently $3.2 million in arrears in respect of Rental Payments and maintenance reserves and the Servicer, on behalf of Airplanes Group, entered into a restructuring agreement with the lessee to repay the restructured principal amount in monthly installments through October 1999 and thereafter, interest on a monthly basis with the final payment due in February 2013.

     In March 2000, owing to its deteriorating financial condition, Tower Air agreed to return the Aircraft. The airline subsequently filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Laws. The Servicer is currently in discussions with another airline with a view to leasing this Aircraft.

Asia

     As of March 31, 2000, 15 Aircraft representing 8.72% of the Portfolio by Appraised Value were on lease to 10 aircraft operators in this region. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced in the region. The economies of Indonesia, Thailand, Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and internationally organized financial stability measures. Several airlines in the region announced their intention to reschedule their aircraft purchase obligations, reduce headcount and eliminate certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates and the recessionary conditions that now prevail in large parts of the region which may continue for a significant period of time will have an adverse impact on global aircraft demand.

Europe (excluding CIS)

     As of March 31, 2000, 62 Aircraft representing 34.97% of the Portfolio by Appraised Value were on lease to 26 aircraft operators in this region. The commercial aviation industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which such lessees operate. A recession or other worsening of economic conditions in one or more of these countries may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of such lessees.

Turkey

     At March 31, 2000, five lessees in Turkey operate 13 Aircraft representing 9.13% of the Portfolio by Appraised Value. Turkey was hit by a severe earthquake in August 1999. Damage caused by the earthquake and any fall-off in tourist traffic may adversely affect the ability of these airlines to operate and meet their obligations under the leases. In addition, the recent fall in the value of the Deutsche Mark, the principal currency in which the Turkish airlines receive their revenues, may affect the ability of these airlines to meet the dollar denominated rental and other payments due under the leases. At March 31, 2000, one Turkish lessee of two Aircraft, representing 1.4% of the Portfolio by Appraised Value, was $2.0 million in arrears in respect of Rental Payments and maintenance reserves. The Servicer is currently in discussions with this lessee regarding its outstanding balance.

Ireland

     At March 31, 2000, an Irish lessee of two Aircraft, representing 0.47% of the Portfolio by Appraised Value was $3.5 million in arrears. A rescheduling of this amount has been negotiated between the lessee and the Servicer, under which the lessee has undertaken to repay the debt by July 31, 2000.

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

DOWNTIME

     At March 31, 2000, six Aircraft were off-lease. Subsequently, three were delivered to lessees under lease agreements and one has become subject to an LOI for lease.

PURCHASE OPTIONS

     At March 31, 2000, lessees with respect to 50 Aircraft had the benefit of options to purchase Aircraft at various dates between 2000 and 2004 at prices generally at or above their estimated appraised value at the exercise date. Since March 31, 1999, one lessee exercised its option to purchase one B737-200A Aircraft, which delivered on January 15, 2000. Three lessees with respect to ten Aircraft, representing 8.52% of the

Portfolio by Appraised Value, have options to purchase Aircraft at prices below estimated appraised value at the option exercise date. (For the purposes of this analysis, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from February 18, 2000 to the option exercise date from the Appraised Value of each Aircraft).

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

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral".

ITEM 3.  LEGAL PROCEEDINGS

     On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paulo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi is appealing the December 1996 decision and the court's responses to the clarificatory motions. As part of its appeals, AerFi filed a rescission action with the High Court seeking to overturn the decisions of the High Court and a stay on the 1996 decision pending its determination of the rescission action.

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

     In January 2000, the High Court, pending further consideration of AerFi's rescission action, stayed all proceedings by VASP which seek to implement the 1996 decision.

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

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five-year period ended March 31, 2000 have been extracted from the audited financial statements of Airplanes Limited and Airplanes Trust, which have been audited by KPMG -- Dublin, Ireland, independent Chartered Accountants. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP"). The audited financial statements of Airplanes Limited and Airplanes Trust as at March 31, 1999 and 2000, and for each of the years ended March 31, 1998, 1999 and 2000 are included elsewhere in this Report on Form 10-K (the "Financial Statements").

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

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                              YEAR ENDED MARCH 31,(1)
                                                        ------------------------------------
                                                        1996    1997    1998    1999    2000
                                                        ----    ----    ----    ----    ----
                                                                    ($MILLIONS)
Revenues(2)
  Aircraft leasing..................................     616     604     585     526     501
  Aircraft sales....................................      --      --      94     132       3
  Other.............................................      --      --      --      --       1
                                                        ----    ----    ----    ----    ----
Expenses
  Cost of Aircraft sales............................      --      --     (90)   (118)     (1)
  Depreciation and amortization.....................    (207)   (223)   (192)   (176)   (174)
  Net interest expense(3)(4)........................    (368)   (383)   (411)   (428)   (468)
  Provision for maintenance.........................     (97)    (91)    (88)    (69)    (64)
  Bad and doubtful debts............................      28      --      --     (11)     (4)
  Provision for loss making leases and downtime,
     net(5).........................................      15      12      17      12       4
  Other lease costs.................................     (21)    (21)    (30)    (14)    (10)
  Selling, general and administrative expenses......     (35)    (38)    (38)    (35)    (34)
Income tax benefit/(charge).........................      13      10       3       3      (7)
                                                        ----    ----    ----    ----    ----
Net loss............................................     (56)   (130)   (150)   (178)   (253)
                                                        ====    ====    ====    ====    ====

COMBINED BALANCE SHEET DATA(1)

                                                                               MARCH 31,(1)
                                                    -------------------------------------------------------------------
                                                       1996          1997          1998          1999          2000
                                                    -----------   -----------   -----------   -----------   -----------
                                                                                ($MILLIONS)
Aircraft, net, and net investment in capital and
  sales type leases..............................         3,965         3,731         3,436         3,128         2,947
                                                    -----------   -----------   -----------   -----------   -----------
Total assets.....................................         4,236         4,048         3,743         3,453         3,206
                                                    ===========   ===========   ===========   ===========   ===========
  Indebtedness(3)................................        (4,634)       (4,397)       (4,078)       (3,842)       (3,636)
  Provision for maintenance......................          (311)         (313)         (315)         (283)         (274)
Total liabilities................................        (5,252)       (5,194)       (5,039)       (4,927)       (4,933)
                                                    ===========   ===========   ===========   ===========   ===========
Net liabilities..................................        (1,016)       (1,146)       (1,296)       (1,474)       (1,727)

COMBINED STATEMENT OF CASH FLOWS AND OTHER DATA(1)

                                                              YEAR ENDED MARCH 31,(1)
                                                        ------------------------------------
                                                        1996    1997    1998    1999    2000
                                                        ----    ----    ----    ----    ----
                                                                    ($MILLIONS)
Cash paid in respect of interest(3)(4)..............     323     265     267     223     214
Net cash provided by operating activities (after
  payment of interest)..............................     216     224     214     111     181
Net cash (used in)/provided by investing
  activities........................................      13      19     101     135       8
Net cash (used in)/provided by financing
  activities........................................    (144)   (238)   (322)   (240)   (210)
                                                        ----    ----    ----    ----    ----
Net increase/(decrease) in cash.....................      85       5      (7)      6     (21)
                                                        ====    ====    ====    ====    ====

SELECTED RATIOS(1)

                                                                        YEAR ENDED MARCH 31,(1)
                                                     -------------------------------------------------------------
                                                       1996         1997         1998         1999         2000
                                                     ---------    ---------    ---------    ---------    ---------
                                                                              ($MILLIONS)
Deficiency of Combined Earnings to Combined Fixed
  Charges(6).....................................          (69)        (140)        (153)        (181)        (246)

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

(4) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the Class E Notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the Class E Notes for so long as the Notes remain outstanding. Net interest expense is stated after crediting interest income of $8 million in 1996, $17 million in 1997, $16 million in 1998 and $14 million in 1999, and $13 million in 2000. See Note 2(iii) to the Financial Statements.

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

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

     Airplanes Group's results for the year ended March 31, 2000 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its Aircraft, in particular, widebody Aircraft. The net loss for the year ended March 31, 2000 was $253 million, compared to $178 million for the year ended March 31, 1999. The increase of $75 million was primarily attributable to a reduction in lease rentals of $25 million and an increase of $40 million in net interest expense due to additional interest being charged on accrued but unpaid Class E Note interest, partially offset by lower average debt outstanding. Profit on sales also reduced by $12 million. There was a decrease in the provision for bad debts of $7 million; a net decrease in the utilisation of loss-making lease provisions of $8 million and there was a decrease in other lease costs of $4 million. Finally, there was an increase in the deferred tax charge of $10 million.

     Overall, Airplanes Group generated $181 million in cash from operations in the year ended March 31, 2000 compared to $111 million in the year ended March 31, 1999. The increase in cash generated from operations in the year to March 31, 2000 is primarily attributable to a reduction in the level of receivables of $11 million compared to an increase of $20 million in the year ended March 31, 1999. In addition there was a reduction in the net outflow of maintenance revenues of $20 million, due largely to the acceleration of maintenance events in the year ended March 31, 1999 (including as a result of Aircraft repossessions) in the amount of $15 million and the return of $7 million in maintenance reserves due to a Latin American lessee as a result of the restructuring of its leases. There was a reduction in the amount of cash paid as interest during the year ended March 31, 2000 of $27 million, as a result of lower average debt and due to the generation of $11 million in cash from the re-couponing or unwinding of Airplanes Group's portfolio of Swaps (See "-- Item 7A. Quantitative and Qualitative Disclosures About Market Risks"). These factors were somewhat offset by a reduction of $25 million in leasing revenues, which arose due to Aircraft sales and an increased level of Aircraft downtime particularly in respect of certain B767 Aircraft.

     LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the year ended March 31, 2000 were $501 million (Airplanes Limited: $460 million; Airplanes Trust:
$41 million) compared with $526 million (Airplanes Limited: $484 million; Airplanes Trust: $42 million) for the year ended March 31, 1999. The decrease of $25 million consists of $20 million in lease rentals and $5 million in maintenance billings. The decrease of $20 million in lease rentals arises primarily from $4 million foregone as a result of Aircraft sales and $14 million resulting from a higher level of downtime. At March 31, 2000, Airplanes Group had 193 of its 199 Aircraft on lease (Airplanes Limited: 175 Aircraft; Airplanes
Trust: 18 Aircraft) compared to 201 of its 202 Aircraft on lease (Airplanes
Limited: 184 Aircraft; Airplanes Trust: 18 Aircraft) at March 31, 1999.

     AIRCRAFT SALES

     Sales revenues of $3 million (Airplanes Limited: $3 million; Airplanes
Trust: $Nil) in respect of the sale of three Aircraft were received in the year ended March 31, 2000. The net book value of these three Aircraft at the date of sale was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil). In the year ended March 31, 1999, Airplanes Group received sales revenues of $132 million (Airplanes Limited: $37 million, Airplanes Trust: $95 million) in respect of the sale of nineteen Aircraft. The net book value of these nineteen Aircraft at the date of disposal was $118 million (Airplanes Limited: $32 million; Airplanes Trust: $86 million).

     OTHER INCOME

     During the year to March 31, 2000, Airplanes Group exercised an option to purchase shares in an airline which had been granted to the lessor under the terms of the lease of an Aircraft to a lessee. The shares were subsequently sold, yielding a profit of $1 million.

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 2000 amounted to $174 million (Airplanes Limited: $157 million; Airplanes Trust:
$17 million) compared with $176 million (Airplanes Limited: $159 million; Airplanes Trust: $17 million) in the year ended March 31, 1999. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

     NET INTEREST EXPENSE

     Net interest expense was $468 million (Airplanes Limited: $425 million; Airplanes Trust: $43 million) in the year ended March 31, 2000 compared to $428 million (Airplanes Limited: $388 million; Airplanes Trust: $40 million) in the year ended March 31, 1999. The increase of $40 million in net interest expense was primarily due to additional interest charged on accrued but unpaid Class E
Note interest of $57 million offset by reduced interest on the Class A-D notes due to a lower average level of debt.

     The weighted average interest rate on the Class A-D Notes during the year to March 31, 2000 was 6.73% and the average debt in respect of the Class A-D Notes outstanding during the year was $2,395 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A-D Notes during the year ended March 31, 1999 was 6.73% and the average debt in respect of the Class A-D Notes outstanding during the year was $3,346 million. LIBOR in the year ended March 31, 2000 was comparable with the year ended March 31, 1999 and the weighted average interest rate on the Class A-D Notes remained constant during the year ended March 31, 2000 as compared to the year ended March 31, 1999.

     For the year ended March 31, 2000, the difference in Airplanes Group's net interest expense of $468 million (Airplanes Limited: $425 million; Airplanes
Trust: $43 million) and cash paid in respect of interest of $214 million (Airplanes Limited: $193 million; Airplanes Trust: $21 million) is substantially accounted for by the fact that Airplanes Group accrues interest on the Class E Notes at a rate substantially higher than amounts paid in cash in the year ended March 31, 2000.



     Net interest expense is stated after deducting interest income earned during the relevant year. In the year ended March 31, 2000, Airplanes Group earned interest income (including lessee default interest) of $13 million (Airplanes Limited: $13 million; Airplanes Trust: Nil) compared with $14 million in the year ended March 31, 1999 (Airplanes Limited: $14 million; Airplanes
Trust: Nil). The decrease is primarily as a result of lower average cash balances in the year to March 31, 2000.



     At March 31, 2000, Airplanes Group had Swaptions with a notional principal of $289 million. During the year ended March 31, 2000, the value of the Swaptions decreased by approximately $1 million as swap rates increased. As Swaptions do not qualify for hedge accounting under US GAAP, the decrease in fair value of $1 million has been included in net interest expense in the statement of operations.



     BAD DEBT AND LOSS-MAKING LEASE PROVISIONS



     There was a net charge of $4 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes Trust: $2 million) in the year ended March 31, 2000, compared with a net charge for the year ended March 31, 1999 of $11 million (Airplanes Limited: $9 million; Airplanes Trust; $2 million). Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. A number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the arrears with regard to certain other carriers reduced in the year. The overall net charge in 2000 was primarily as a result of provisions required in respect of one Colombian lessee, one Israeli lessee, one Philippine lessee and one Irish lessee, which were partially offset by a reduction in the provisions required in respect of two Brazilian lessees.



     A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being "loss making" while still being cash positive. The only significant "loss making" leases signed in the year to March 31, 2000 were in respect of two Fokker 100 Aircraft leased to a Brazilian lessee, one B737-200A Aircraft leased to an Asian lessee and one B737-200A Aircraft leased to a European lessee. Consequently, there was an overall net utilisation of $4 million (Airplanes
Limited: $3 million; Airplanes Trust: $1) in respect of "loss making" lease provisions in the year ended March 31, 2000, compared with the year to March 31, 1999, where there was an overall net utilisation of $12 million (Airplanes
Limited: $10 million; Airplanes Trust: $2 million). The provision required in the year ended March 31, 1999 was primarily required in respect of one B767 Aircraft on lease to a Latin American lessee and one A320 Aircraft on lease to a Canadian lessee.



     OTHER LEASE COSTS



     Other lease costs in the year ended March 31, 2000 amounted to $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1) compared to other lease costs of $14 million (Airplanes Limited: $13 million; Airplanes Trust: $1) in the year ended March 31, 1999. The decrease in other lease costs of $4 million relate primarily to a release of $11 million of maintenance reserves following a continuing review of the adequacy of reserves, when Aircraft are re-leased. There was a release of $9 million withholding tax provisions in the year ended March 31, 1999, following updated advice that they were no longer required for certain jurisdictions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



     Selling, general and administrative expenses for the year ended March 31, 2000 amounted to $34 million (Airplanes Limited: $31 million; Airplanes Trust:
$3 million). This is a comparable expense to that incurred in the year to March 31, 1999 of $35 million (Airplanes Limited: $32 million; Airplanes Trust: $3 million).



     The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to the Servicing Agreement. Selling, general and administrative expenses of $34 million in the year to March 31, 2000 includes $22 million (Airplanes Limited: $20 million; Airplanes Trust:
$2 million) relating to GECAS servicing fees comparable with the $24 million incurred in the year to March 31, 1999 (Airplanes Limited: $22 million; Airplanes Trust: $2 million).



     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2000 was $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $9 million for the year to March 31, 1999.



     OPERATING LOSS



     The operating loss for the year ended March 31, 2000 was $246 million (Airplanes Limited: $220 million; Airplanes Trust: $26 million) compared with an operating loss of $181 million for the year ended March 31, 1999 (Airplanes
Limited: $168 million; Airplanes Trust: $13 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.



     TAXES



     There was an overall tax charge of $7 million (Airplanes Limited: $15 million; Airplanes Trust: tax benefit of $8 million) in the year ended March 31, 2000, as compared with an overall tax benefit of $3 million in the year ended March 31, 1999 (Airplanes Limited: $3 million; Airplanes Trust: Nil). The increase in deferred tax arises as a result of the enactment of a 12.5% corporation tax rate in Ireland applicable to Airplanes Limited's Irish subsidiaries after December 31, 2005. This has been partially offset by a tax benefit of $8 million resulting from the utilisation by GE Capital of the current year losses of Aero USA and Aero USA 3 for which GE Capital will compensate Airplanes Trust. (See "Risk Factors -- Aircraft Risks -- Possible Contingent Liabilities of Transferred Companies -- Tax Liabilities of Aero USA").



     NET LOSS



     The net loss after taxation for the year ended March 31, 2000 was $253 million (Airplanes Limited: $235 million; Airplanes Trust: $18 million) compared with a net loss after taxation for the year ended March 31, 1999 of $178 million (Airplanes Limited: $165 million; Airplanes Trust: $13 million).


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

     DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 1999 amounted to $176 million (Airplanes Limited: $159 million; Airplanes Trust:
$17 million) compared with $192 million (Airplanes Limited: $170 million; Airplanes Trust: $22 million) for the comparative year in 1998. The decrease arose as a result of the reduction in the number of Aircraft owned by Airplanes Group.

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

FINANCIAL RESOURCES AND LIQUIDITY

     Airplanes Group's cash balances at March 31, 2000 amounted to $203 million (Airplanes Limited: $197 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 1999 of $224 million (Airplanes Limited: $218 million; Airplanes Trust: $6 million.)

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

     Net cash provided by operating activities in the year ended March 31, 2000 amounted to $181 million (Airplanes Limited: $163 million; Airplanes Trust: $18 million) compared with $111 million in the year ended March 31, 1999 (Airplanes
Limited: $90 million; Airplanes Trust: $21 million). This reflects cash paid in respect of interest of $214 million in the year ended March 31, 2000 (Airplanes
Limited: $193 million; Airplanes Trust: $21 million) compared with $223 million in the year ended March 31, 1999 (Airplanes Limited: $201 million; Airplanes
Trust: $22 million). The $70 million increase in cash provided by operating activities in the year ended March 31, 2000 is primarily attributable to a reduction in the level of receivables of $11 million compared to an increase of $20 million in the year ended March 31, 1999. In addition there was a reduction in the net outflow of maintenance revenues of $20 million, due largely to the acceleration of maintenance events in the year ended March 31, 1999 (including as a result of Aircraft repossessions) in the amount of $15 million and the return of $7 million in maintenance reserves due to a Latin American lessee as a result of the restructuring of its leases. There was a reduction in the amount of cash paid as interest during the year ended March 31, 2000 of $27 million, as a result of lower average debt and the generation of $11 million in cash from the re-couponing or unwinding of Airplanes Group's portfolio of Swaps (See "--Item 7A. Quantitative and Qualitative Disclosures About Market Risks"). These factors were somewhat offset by a reduction of $25 million in leasing revenues, which arose due to Aircraft sales and an increased level of Aircraft downtime.

     INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities in the year ended March 31, 2000, amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: Nil million) compared to $135 million in the year ended March 31, 1999. This $127 million decrease primarily reflects the proceeds of $132 million (Airplanes
Limited:

$37 million; Airplanes Trust: $95 million) from the sale of nineteen Aircraft during the year ended March 31, 1999 compared with sales proceeds of $3 million for the year ended March 31, 2000. Cash provided by capital and sales type leases amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust;
Nil) as compared with $8 million in the comparative period to March 31, 1999 (Airplanes Limited: $8 million; Airplanes Trust: Nil). In the year ended March 31, 2000, this included the repayment of $1 million as a final bullet payment in relation to one B737-200A Aircraft.

     Cash flows from financing activities in the year to March 31, 2000 primarily reflect the repayment of $210 million of principal on Subclass A-6, Class B Notes, Class C Notes and Class D Notes by Airplanes Group (Airplanes
Limited: $192 million; Airplanes Trust: $18 million) compared with $240 million of principal repaid on Subclass A-5, A-6, Class B Notes, Class C Notes and Class D Notes by Airplanes Group (Airplanes Limited: $219 million; Airplanes Trust:
$21 million) in the year ended March 31, 1999. The decrease in principal repayments in the year ended March 31, 2000 as compared to the year ended March 31, 1999, is due to a net reduction in cash provided by investing and operating activities as discussed above.

     INDEBTEDNESS

     Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,636 million (Airplanes Limited: $3,313 million; Airplanes Trust: $323 million) at March 31, 2000 and $3,842 million (Airplanes Limited: $3,500 million; Airplanes Trust: $342 million) at March 31, 1999. Airplanes Group had $591 million of Class E Notes outstanding at March 31, 2000 and 1999.

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

     2000 AIRCRAFT VALUE APPRAISALS

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

     Updated appraisals of the Aircraft were obtained on February 18, 2000. On the basis of these appraisals, the average appraised Base Value of the Aircraft, based on the Portfolio of 199 Aircraft owned by the Group at March 31, 2000 was approximately $3,335 million compared with $3,488 million at February 5, 1999, the date of the previous Base Value appraisals. The decrease in the period since February 5, 1999 was approximately $15 million less than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes.

     The decline in aircraft values for the period to February 5, 1999 resulted in a Principal Adjustment Amount of $34 million on the Class A Notes which began to be paid from the February 16, 1999 Payment Date. The payment of Class A Principal Adjustment Amount resulted in a reallocation of cashflows in favour of the Class A Notes. Accordingly, during this period there was a suspension of payments of the Class E Minimum Interest Amount and a deferral of payments of the Class C and D Scheduled Principal Amounts.

     On December 15, 1999, arrears of the Class A Principal Adjustment Amount were eliminated and payments of the Class C Scheduled Principal Amounts recommenced. On January 18, 2000, the deferred Class C Scheduled Principal Amounts were paid in full and on February 15, 2000, the deferred Class D Scheduled Principal Amounts were paid in full, and payments of the Class E Minimum Interest Amount recommenced.

     As a result of the 2000 Appraisals, there was not an immediate suspension of any payments. However, Airplanes Group will continue to pay Class A Principal Adjustment Amount in accordance with the terms of the Notes and will pay items more junior in the order of priorities to the extent of available cashflows. However, in May and June 2000, available cashflows were not sufficient to pay the entire amount of the Class A Principal Adjustment Amount then outstanding. As a result, payments of the Class C and D Scheduled Principal Amounts ($2.5 million and $1.1 million, respectively) were deferred and payments of the Class E Minimum Interest Amount were suspended.

     There can be no assurances that these arrears will be paid in full or that variations in future cashflows, which are currently suffering from adverse pressure on market lease rates, or future appraisals will not lead to further suspensions of payments of Class C and D Scheduled Principal Amounts and Class E Minimum Interest Amounts.

CASHFLOW PERFORMANCE RELATIVE TO MARCH 1998 ASSUMPTIONS

     The March 16, 1998 prospectus relating to the Refinancing contained various assumptions (the "1998 Assumptions") regarding Airplanes Group's future revenues and cash inflows. In the period from the March 10, 1998 Calculation Date to the May 9, 2000 Calculation Date (the "Period"), the cash performance of Airplanes Group was $13 million behind the 1998 Assumptions. This was due to Net Operating Cashflows being $102 million lower than the 1998 Assumptions in the Period partially offset by a positive variance of $88 million in relation to Aircraft sales. ("Net Operating Cashflows" comprise gross lease revenue cashflows after selling, general and administrative expenses, maintenance costs, operating costs (including interest costs) and expenditure due to Aircraft downtime, defaults, repossession and bad debts). Although for the purposes of this presentation, lessee deposit movements are included in Net Operating Cashflows, such deposits are held separately with the Liquidity Reserve Amount and accordingly, do not impact the level of Net Operating Cashflows available for distribution to the Noteholders. In addition, during the Period, Airplanes Group exercised an option to purchase shares in an airline which Airplanes Group had been granted under the terms of a lease of an Aircraft to this lessee. The shares were subsequently sold yielding net proceeds of $1 million.

     At May 15, 2000, having made the principal and interest distributions on that date, Airplanes Group held cash balances of $170 million, $158 million in the Liquidity Reserve Amount and $12 million in the Expense Account. The cash balances retained by Airplanes Group in the form of the Liquidity Reserve and Expense Account decreased by $25 million between March 1998 and May 2000 which, when combined with the negative cash performance of $13 million, resulted in principal distributions in the Period of $12 million higher than the 1998 Assumptions.

AIRCRAFT SALES

     Sales proceeds of $136 million were received in the Period in respect of the sale of 22 Aircraft which included six DC8-71Fs, one B737-300, five B737-200As and two A300-B4-100s (which were sold for scrap). In addition, Airplanes Group disposed of eight DC9 Aircraft pursuant to a lessee purchase option, all of which were over 25 years old at date of sale and the proceeds received for these Aircraft were negligible. The 1998 Assumptions reflected sales proceeds of $48 million in respect of the sale of three DC8-71F Aircraft and one B737-200A (on expiry of finance lease) only.

NET OPERATING CASHFLOWS

     Net Operating Cashflows were $102 million lower than the 1998 Assumptions in the Period due to the following:

Lease revenue receipts

     Lease revenue receipts were $47 million lower than the 1998 Assumptions in the Period. This negative variance is primarily as a result of a number of lessees going into arrears on their rental payments ($25 million), revenue foregone due to Aircraft sales ($31 million) and other net negative variances ($18 million) due to differences in lease rates and interest rate movements. These factors were partially offset by the fact that revenue lost through downtime and defaults was $27 million lower than assumed in the 1998 Assumptions.

Net maintenance costs

     Net maintenance costs were higher than the 1998 Assumptions by $29 million (the 1998 Assumptions assumed that net maintenance cashflows would be zero) primarily due to the acceleration of maintenance events in the amount of $19 million due to Aircraft repossessions, the return of $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases and a greater than expected incidence of maintenance events in the Period. Maintenance expenditure may vary significantly from period to period as it is impacted by the timing and incidence of checks, where checks are performed, the type and age of the Aircraft as well as events such as lease extensions and early redeliveries. In addition to maintenance expenditure, Airplanes Group also incurs technical costs with respect to the Aircraft which are included in "Other leasing/repossession costs".

Other leasing/repossession costs

     Other leasing costs were $34 million greater than the 1998 Assumptions in the Period. The 1998 Prospectus assumed that other leasing costs would amount to 2% of lease revenues. Since March 1998 other leasing costs have amounted to approximately 5% of lease revenues. In general, other leasing costs have exceeded the 1998 Assumptions primarily due to high transition costs on Aircraft delivering to new lessees in the Period and the level of payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases. These contributions were substantially comprised of payments made in the form of lessor contributions to engine refurbishment costs on two A300 Aircraft.

     In addition, repossession costs at 0.6% of lease revenues received were $2 million lower than the 1998 Assumptions of 0.8%. Actual repossession costs in the Period were primarily in respect of three MD83 Aircraft repossessed from Sunways (Turkey) and four F100 Aircraft repossessed from Sempati (Indonesia). To a lesser extent they were also related to one B737-400 Aircraft repossessed from Nordic East and one B737-200A Aircraft which was redelivered from another Indonesian lessee. This aircraft was subsequently sold in September 1998.

Net interest payments (including hedging costs)

     Interest payments (including hedging costs) were $28 million lower than the 1998 Assumptions due to the following:

     Interest payments on the floating rate Class A Notes ($17 million) and Class B Notes ($2 million) were lower than assumed as a result of a combination of lower principal balances outstanding due to the greater than assumed principal amortisation and the lower interest rate environment. Also, there was a suspension of payments of the Class E Minimum Interest Amount from February 1999 to January 2000 and also in May 2000 ($6 million cumulative to-date) due to the reallocation of cashflows to the more senior Note classes as a result of a combination of the operating cashflow performance as compared with the 1998 Assumptions and a greater than assumed reduction in aircraft valuations.

     Net interest swap payments which were $2 million lower than the 1998 Assumptions included a net cash inflow of $11 million on the re-couponing/unwinding of 30 of Airplanes Group's portfolio of 44 Swaps. In addition, payments of $2 million in respect of the Minimum and Supplemental Hedge Payments in the Period were not assumed in the 1998 Assumptions.

     Interest income receipts were $3 million higher than the 1998 Assumptions due to higher cash balances retained in Airplanes Group.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses were $6 million higher than the 1998 Assumptions due primarily to a higher level of incentive fees paid to the Servicer than assumed in the 1998 Assumptions.

Security Deposits

     There was a net decrease of $16 million in lessee security deposits held by Airplanes Group over the Period which was not assumed in the 1998 Assumptions. This decrease was represented by an equivalent movement in the Liquidity Reserve and accordingly movements in the level of lessee deposits do not impact the levels of Net Operating Cashflows available for distribution to the Noteholders.

PRINCIPAL DISTRIBUTIONS

     As a result of the above, Airplanes Group repaid $12 million more debt in the Period than assumed in the 1998 Assumptions. Distributions of principal to the Class A Noteholders were $20 million greater than assumed and distributions of principal to the Class B Noteholders were $6 million lower than assumed.

     The February 1999 decrease in Aircraft valuations which was $61 million greater than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes resulted in a reallocation of cashflows in favour of the Class A Notes through the payment of Class A Principal Adjustment Amounts and a deferral of payments of the Class C and D Scheduled Principal Amounts. However, on December 15, 1999 arrears of the Class A Principal Adjustment Amounts were eliminated and payments of the Class C Scheduled Principal Amounts recommenced. On January 18, 2000, the deferred Class C Scheduled Principal Amounts were paid in full and payments of the Class D Scheduled Principal Amounts commenced. Arrears of Class D Scheduled Principal Amounts were subsequently eliminated on February 15, 2000 and payments of Class E Minimum Interest Amount recommenced on that date.

     Based on the new appraisals obtained on February 18, 2000, the decline in Aircraft valuations in the year to February 2000 was approximately $15 million less than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes. However, as a consequence of the decline in appraised values experienced in the year to February 1999, combined with overall cashflow performance in the Period, Airplanes Group has continued to pay Class A Principal Adjustment Amounts from the March 2000 Payment Date (the first Payment Date for which the 2000 appraisals were effective). Cashflows were sufficient on the March and April 2000 Payment Dates to pay the Class C and Class D Scheduled Principal Amounts and Class E Minimum Interest. However, as a result of an adverse movement in cashflow performance in the Calculation Period ending on May 9, 2000, which arose due to the impact of the level of non revenue earning Aircraft, a small increase in receivables and the timing of payment of incentive fees to the Servicer, available cashflows on the May 2000 Payment Date were not sufficient to pay the full Class A Principal Adjustment Amount outstanding on that date. As a result, payments of the Class C and D Scheduled Principal Amounts ($1.2 million and $0.5 million, respectively) were deferred and payments of the Class E Minimum Interest Amount were suspended on that date.

     In addition, available cashflows in the calculation period to June 9, 2000 were not sufficient for similar reasons to pay the full Class A Principal Adjustment Amount outstanding on that date and as a result, Class C and Class D Scheduled Principal Amounts were deferred. Consequently, at June 9, 2000 total deferrals of Class C and Class D Scheduled Principal Amounts amounted to ($2.5 million and $1.1 million respectively). The Class E Minimum Interest Amount was also suspended on that date.

     There can be no assurances that these arrears will be paid in full or that variations in future cashflows, which are currently suffering from adverse pressure on market lease rates, or future appraisals will not lead to further suspension of Class C and D Scheduled Principal Amounts and Class E Minimum Interest Amounts.

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

     LIQUIDITY RESERVE AMOUNT

     All Collections received by Airplanes Group are either transferred to another Account as described above and below, paid to the appropriate third party on behalf of Airplanes Group or held in the Collection Account as a part of the Liquidity Reserve Amount, a balance required to be held by Airplanes Group in the Collection Account pursuant to the Cash Management Agreement and each Trust Indenture. The Liquidity Reserve Amount is (i) the Maintenance Reserve Amount, currently equal to $80 million as of May 9, 2000, (ii) a "SECURITY DEPOSIT RESERVE AMOUNT", equal to approximately $38.4 million as of May 9, 2000, and (iii) a "MISCELLANEOUS RESERVE AMOUNT", equal to $40 million as of May 9, 2000.

     The Liquidity Reserve Amount at May 9, 2000 equaled approximately $158.4 million and may be increased or decreased from time to time by an action of the Board of Directors or Board of Controlling Trustees in light of significant changes in, among other things, the condition of the Aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions; provided that the Airplanes Group will obtain confirmation in advance in writing from the applicable rating agencies that any such proposed reduction in the Liquidity Reserve Amount (other than a reduction attributable solely to a decrease in the Security Deposit Reserve Amount as a result of Airplanes Group entering into future leases requiring lower security deposits than expired leases) will not result in a lowering or withdrawal by any such rating agencies of their respective ratings of any class of Certificates. If the balance of funds on deposit in the Collection Account should fall below the Liquidity Reserve Amount at any time (including as a result of Airplanes Group's determination that the Liquidity Reserve Amount should be increased, as required by the applicable rating agencies or otherwise), Airplanes Group may continue to make all payments, including required payments on the Notes, which rank prior to, or equally with, payments of accrued and unpaid interest on the Class D Notes and any Permitted Accruals, provided that the balance of funds in the Collection Account does not fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount at their then current levels. However, the balance of funds in the Collection Account may fall below the sum of the Maintenance Reserve Amount and the Miscellaneous Reserve Amount, at their then current levels, and Airplanes Group may continue to make payments of (i) all accrued and unpaid interest on, and, on the final maturity date of any class or subclass thereof, principal of such class or subclass of, the most senior class of Notes then outstanding to avoid a Note Event of Default; and (ii) payments under Airplanes Group's swap agreements.

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

     The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of March 31, 2000, are as follows:

                         ANNUAL INTEREST     PRINCIPAL                                          ESTIMATED
                              RATE            AMOUNT       EXPECTED FINAL        FINAL        FAIR VALUE AT
SUBCLASS OF NOTES       (PAYABLE MONTHLY)   AT YEAR END     PAYMENT DATE     MATURITY DATE    MARCH 31, 2000
-----------------       -----------------   -----------   ----------------   --------------   --------------
                                            $MILLIONS                                         $MILLIONS
Subclass A-4..........  (LIBOR+.62%)             200      March 15, 2003     March 15, 2019         200
Subclass A-6..........  (LIBOR+.34%)             568      January 15, 2004   March 15, 2019         566
Subclass A-7..........  (LIBOR+.26%)             550      March 15, 2001     March 15, 2019         549
Subclass A-8..........  (LIBOR+.375%)            700      March 15, 2003     March 15, 2019         696
Class B...............  (LIBOR+.75%)             291      March 15, 2009     March 15, 2019         286
Class C...............  (8.15%)                  351      March 15, 2011     March 15, 2019         316
Class D...............  (10.875%)                396      March 15, 2012     March 15, 2019         352
                                               -----                                              -----
                                               3,056                                              2,965
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

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the Floating Rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the "SWAPS"). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, AerFi Financial, as Airplanes Group's Administrative Agent seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At March 31, 2000, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,085 million. The aggregate notional principal balance of these Swaps will be reduced to $1,075 million by March 31, 2001, to an aggregate notional principal balance of $700 million by March 31, 2002 and to an aggregate notional principal balance of $195 million by March 31, 2003. None of the Swaps have maturity dates extending beyond December 2003. The fair values of the Swaps at March 31, 2000 was $15.8 million. Airplanes Group is a party to 43 Swaps which are listed below:

AIRPLANES GROUP SWAP BOOK AT MARCH 31, 2000

                                         NOTIONAL                                                        ESTIMATED FAIR
                                        AMOUNT(I)                           FINAL        FIXED RATE      MARKET VALUE AS
SWAP NO.                                (MILLIONS)    EFFECTIVE DATE    MATURITY DATE    PAYABLE(II)    AT MARCH 31, 2000
--------                                ----------    --------------    -------------    -----------    -----------------
1.....................................      20            5/17/99          4/15/00         5.9800%                $434
2.....................................      10           12/15/97          4/15/00         6.3900%             ($3,530)
3.....................................       5            2/17/98          6/15/00         5.9500%              $2,402
4.....................................      20            6/24/97          6/15/00         5.9825%              $4,116
5.....................................      15            7/15/97          6/15/00         6.0600%              $2,874
6.....................................     120            2/15/00          7/15/00         6.1950%             $15,626
7.....................................     105            1/18/00          7/15/00         6.1400%             $26,905
8.....................................     140           10/15/99          7/15/00         5.8650%             $28,516
9.....................................      90            2/24/00          8/15/00         6.2525%             $32,695
10....................................      60            2/15/00          8/15/00         6.3200%            ($10,083)
11....................................       5           12/15/97         10/15/00         5.8475%             $16,340
12....................................      15            1/15/97         11/15/00         6.0550%             $42,870
13....................................      10            8/15/97         12/15/00         5.9800%             $30,939
14....................................      75           10/28/99          1/15/01         5.9250%             $59,770
15....................................      20           12/23/97          3/15/01         5.8175%            $182,773
16....................................      70           11/17/99          4/15/01         5.8550%            $203,180
17....................................     115            3/28/96          4/15/01         6.0925%            $410,125
18....................................      40           10/28/97          6/15/01         5.9600%            $246,459
19....................................      30           12/15/99          8/15/01         6.2000%             $93,681
20....................................      20            5/27/98          4/15/02         6.2800%            $271,438
21....................................      45            8/16/99          4/15/02         6.2250%            $545,773
22....................................      20           12/15/99          4/15/02         6.3100%            $173,669
23....................................      10           10/27/98          5/15/02         6.2900%            $140,513
24....................................       0            4/17/00          5/15/02         6.7150%              $9,283
25....................................     425           11/15/99          6/15/02         6.1200%          $3,875,751
26....................................      10            2/16/99          7/15/02         6.2700%            $204,626
27....................................      20            9/15/98          8/15/02         6.1700%            $203,476
28....................................     140            7/15/98         12/15/02         6.2400%          $2,249,932
29....................................      20            8/25/98          2/15/03         6.3900%            $555,231
30....................................      20           10/15/98          2/15/03         6.3800%            $367,081
31....................................      10           11/16/98          2/15/03         6.3900%            $199,277
32....................................      50           12/15/98          2/15/03         6.2840%            $925,625
33....................................      15            2/15/00          3/15/03         6.3965%            $290,387
34....................................      15            1/18/00          3/15/03         6.3850%            $313,477
35....................................      45             6/1/99          3/15/03         6.2200%            $721,088
36....................................      60           12/21/99          3/15/03         6.5875%            $370,479
37....................................       0            4/15/01          4/15/03         7.1850%             $27,043
38....................................      20            6/21/99          6/15/03         6.3100%          $1,086,758

                                         NOTIONAL                                                        ESTIMATED FAIR
                                        AMOUNT(I)                           FINAL        FIXED RATE      MARKET VALUE AS
SWAP NO.                                (MILLIONS)    EFFECTIVE DATE    MATURITY DATE    PAYABLE(II)    AT MARCH 31, 2000
--------                                ----------    --------------    -------------    -----------    -----------------
39....................................      60            7/15/99          8/15/03         6.2900%          $1,156,622
40....................................      10            1/18/00         10/15/03         6.4650%            $221,138
41....................................      30            8/17/99         11/15/03         6.3300%           ($164,244)
42....................................       0           12/15/00         11/15/03         7.3625%            $635,979
43....................................      75            3/24/00         12/15/03         6.8450%             $29,869
                                                                                                           -----------
                                                                                                           $15,796,363
                                                                                                           ===========

---------------

(i) While some of the above have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 17 which is calculated on a monthly fixed 30/360 unadjusted basis.

(iii) Under all Swaps Airplanes Group receives floating at one month LIBOR, reset monthly.

     Pursuant to a decision of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced thirty of its portfolio of forty four Swaps. Twenty of these Swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected current market rates. Airplanes Group received a net cash payment of $9.33 million with respect to these twenty Swaps. In addition, ten of the thirty Swaps were terminated, in return for a net payment to Airplanes Group of $1.92 million. In aggregate, therefore, Airplanes Group received a net cash inflow of $11.25 million, but will now have higher ongoing swap costs as a result of re-calibrating the Swaps to current market rates. Simultaneously with these terminations, Airplanes Group put in place a replacement Swap to maintain a hedged position. These adjustments and terminations released the positive value in Airplanes Group's Swaps and allowed that value to be available to be applied to additional payments of the Class A Principal Adjustment Amount. These transactions were conducted in accordance with Airplane Group's interest rate risk management policies.

     The realized gain on the termination of these Swaps has been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps".

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of options on interest rate swaps ("SWAPTIONS"). Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and receive fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "TARGET HEDGE") will be varied from time to time to reflect, among other things, changes in the mix of payments bases under future leases and in the prevailing level of interest rates. The payment of premium for any such Swaptions may be made at two points in the Priority of Payments. Fifty percent of any such payment for any month is a "MINIMUM HEDGE PAYMENT" and is paid fourth in the Airplanes Group order of priority of payments. The other 50% of any such premium payable is expended as a "SUPPLEMENTAL HEDGE PAYMENT" and is paid seventeenth in the Airplanes Group order of priority of payments. If there are not sufficient amounts available for distribution, with the result that a Supplemental Hedge Payment would not be made, then Airplanes Group will reduce the aggregate notional amount of the Swaptions bought in any given month to reflect the amount that can be bought for the premium payable as a Minimum Hedge Payment. As a result of the Principal Adjustment Amount currently being paid (See -- "2000 Aircraft Value Appraisals"), no Supplemental Hedge Payments will be possible until such time as the Class A target loan to value ratios implied by the terms of the Notes have been restored. From time to time the Administrative Agent may also sell at market value or unwind part or all of the current and any future Swaptions, for example, to reflect any decreases in the Target Hedge.

     In the period from March 28, 1996 to March 31, 2000, Airplanes Group purchased Swaptions with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million. The net aggregate notional principal balance of Swaptions at March 31, 2000 therefore, amounted to $289 million. The fair value of the Swaptions at March 31, 2000 was $0.1 million and because the Swaptions do not qualify for hedge accounting under U.S. GAAP, the decrease in value of $1.1 million since March 31, 1999 has been included in Net Interest Expense for the fiscal year ended March 31, 2000.

     Airplanes Group is a party to 14 Swaptions, which are listed below:

AIRPLANES GROUP SWAPTION BOOK AT MARCH 31, 2000

                                         NOTIONAL                                                      ESTIMATED FAIR
                                          AMOUNT      EXERCISE DATE        FINAL        FIXED RATE     MARKET VALUE AS
SWAPTION NO                             (MILLIONS)    (ON OR AFTER)    MATURITY DATE    RECEIVABLE    AT MARCH 31, 2000
-----------                             ----------    -------------    -------------    ----------    -----------------
1.....................................       4          03/16/98         10/15/00         5.000%                1
2.....................................      10          05/15/98         10/15/00         5.000%                1
3.....................................      25          09/15/98         11/15/00         5.200%               45
4.....................................       7          02/17/98         01/15/01         5.000%                2
5.....................................      24          01/15/98         05/15/01         5.000%            5,716
6.....................................      50          09/15/98         12/15/01         5.300%            3,466
7.....................................      30          01/15/98         04/15/02         5.000%           41,594
8.....................................      20          02/17/98         09/15/02         5.100%            2,503
9.....................................      14          04/15/98         09/15/02         5.100%            1,752
10....................................      15          03/16/98         03/15/03         5.100%            4,144
11....................................      50          07/15/98         03/15/03         5.100%           12,757
12....................................      20          04/15/98         06/15/03         5.100%            6,921
13....................................      10          09/15/98         09/15/03         5.300%            7,419
14....................................      10          02/16/99         02/15/04         5.400%           10,182
                                                                                                           ------
                                                                                                           96,503
                                                                                                           ======

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

NAME                             AGE    OFFICES HELD WITH THE REGISTRANTS
----                             ---    ---------------------------------
Richard E. Cavanagh............  54     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
Roy M. Dantzic.................  55     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
Hugh R. Jenkins................  66     Independent Director, Airplanes Limited
                                        Controlling Trustee, Airplanes Trust
William M. McCann..............  56     Independent Director and Chairman, Airplanes Limited
                                        Controlling Trustee and Chairman, Airplanes Trust
Brian T. Hayden................  52     E Note Director, Airplanes Limited
                                        E Note Controlling Trustee, Airplanes Trust

     Certain individuals other than the Directors and Controlling Trustees listed above serve as directors of various subsidiaries of Airplanes Group.

     Richard Cavanagh is President and Chief Executive Officer of The Conference Board, Inc., a global business research and membership enterprise supported by some 3,000 corporate members in 67 nations and based in New York City. Prior to taking up his current position in 1995, he earlier served for eight years as Executive Dean of the Kennedy School of Government at Harvard University. Before that, he was a partner of McKinsey & Company, Inc., an international management consulting firm. During his 17 years with McKinsey, he took a two-year public service leave and held senior positions in The White House Office of Management & Budget. He co-authored the management book The Winning Performance. Mr. Cavanagh serves as a director of Aircraft Finance Trust (AFT), the BlackRock Mutual Fund family, Arch Chemicals (formerly Olin), The Fremont Group (formerly Bechtel Investments) and The Guardian Life Insurance Company.

     Roy Dantzic started his career with Coopers & Lybrand qualifying as a chartered accountant in 1968. He moved into the City of London in 1970 and spent the next 10 years in corporate advisory work, principally as a director of Samuel Montagu. In 1980, the British Government appointed Mr. Dantzic as Finance Director of British National Oil Corporation and he served in such capacity until 1984. Between 1985 and 1989 he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of Stanhope Properties and served as its Finance Director from 1992 until the company was acquired in 1995. In August 1995, Mr. Dantzic became a director of the corporate broking division of Merrill Lynch International Ltd. He has served as a non executive director on the boards of Central Electricity Generating Board, British Nuclear

Fuels Limited, Saxon Oil Limited and Total Oil Holdings Ltd. Mr. Dantzic is currently managing director of BG Property Holdings Ltd.

     Hugh Jenkins has spent over 20 years in senior investment management positions. Most recently with the Prudential Corporation Plc, a large life insurance company where from 1989 to December 1995 he was an Executive Director and Chairman/Chief Executive of its investment management subsidiary with overall responsibility for the Group's investments worldwide. His previous appointments included: 1986-1989 Group Investment Director of Allied Dunbar Insurance Plc, 1985-1986 Director of Heron International, N.V. and from 1973-1985 as Director-General of Investments for the pension plans of the National Coal Board. He is currently Chairman of Development Securities Plc and a non-executive Director of The Rank Group Plc, EMI Group Plc, Johnson Matthey Plc, Gartmore European Investment Trust Plc and Development Securities (Investments) plc.

     William McCann, a chartered accountant, was from 1987 to 1995 the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland. From 1991 to 1995 he was a member of the Price Waterhouse World Board and from 1993 to 1998 was a director of the Central Bank of Ireland. Mr. McCann currently is Chairman of the Electricity Supply Board, Ireland, and Deputy Chairperson of the Irish Takeover Panel. He is also a Director of Anglo Irish Bank Corporation Plc, Canada Life Assurance (Ireland) Limited and Readymix plc and is Chairman or a Director of a number of other companies. He is a member of the Irish National Competitiveness Council and is a Board Member of the University College Dublin Graduate School of Business.

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

GENERAL

     GECAS and its affiliates manage one of the world's most significant portfolios of commercial aircraft. As of March 31, 2000, the GECAS Managed Portfolio consisted of 963 aircraft, which are on lease to more than 155 lessees in 54 countries throughout the world. Since 1996, GECAS has entered into several multi-year orders with Boeing and Airbus for the Boeing 737, 767, 747 and Airbus A320 families of aircraft. These contracts involve over 400 firm and option aircraft. To date GECAS has taken delivery of 121 aircraft under these agreements. In addition to these contracts, GECAS also purchases aircraft from airlines and investors. As a global commercial aviation financial services company, GECAS and its affiliates (i) offer a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing and (ii) provide asset management, marketing and technical support services to aircraft owners, lenders and investors, including GE Group, AerFi and their respective affiliates, and certain third parties.

GECAS, together with GECAS, Inc., has access to approximately 228 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; Miami, Florida; and a number of other locations, including Vienna, Beijing, Hong Kong and Singapore.

     GECAS is headquartered in Shannon, Ireland and at March 31, 2000 had 109 employees.

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

     The table below sets forth the different aircraft comprising the GECAS Managed Portfolio as of March 31, 2000 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or simply managed for third parties.

                                                     GE CAPITAL    OTHER MANAGED     AIRPLANES
AIRCRAFT TYPE AND CLASS                               FLEET(1)    THIRD PARTIES(2)     GROUP     TOTAL
-----------------------                              ----------   ----------------   ---------   -----
Airbus
  A300............................................       18              --               4        22
  A310............................................        7               1              --         8
  A319............................................       25              --              --        25
  A320............................................       39              11              12        62
  A321............................................        4              --              --         4
  A330............................................        4              --              --         4
Boeing
  B727............................................       13              --               2        15
  B737-200........................................       45               5              27        77
  B737-300/400/500(3).............................      196              18              43       257
  B737-600/700/800................................       55              --              --        55
  B747............................................       27              --               1        28
  B757-200........................................       27              --               3        30
  B767-200ER......................................        8               2               1        11
  B767-300ER......................................       33               4               4        41
  B777-200........................................        7              --              --         7
McDonnell Douglas
  DC8.............................................        2              --              19        21
  DC9.............................................        4              24              10        38
  DC10............................................        9               3              --        12
  MD11............................................        5               2               3        10
  MD81............................................       --              10              --        10
  MD82............................................       35              21               2        58
  MD83............................................       16               8              23        47
  MD87............................................       --               5               1         6
  MD88............................................       12              --              --        12
Fokker
  F100............................................       10               5              16        31
Other Jets........................................       33               1              --        34
Turboprops........................................        3               7              28        38
                                                        ---             ---             ---       ---
     Total........................................      637             127             199       963
                                                        ---             ---             ---       ---
Body Type:
  Widebody........................................      119              12              13       144
  Narrowbody......................................      518             115             186       819
Stage Compliance:(4)
  Stage 2.........................................       28               8              39        75
  Stage 3.........................................      609             119             160       888

---------------

(1) Certain aircraft included in the GE Capital fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2) The third parties include AerFi and AFT.

(3) For purposes of this table, 7 B737 aircraft have been included in the GE Capital fleet but both AerFi and GE Capital are included in the lease chain.

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

     BUDGETS

     Holding Co. adopts an annual budget each year with respect to all Aircraft owned by Airplanes Group. Under the Servicing Agreement, the Servicer has undertaken to use reasonable commercial efforts to attempt to achieve the budget each year.

     MANAGEMENT FEES

     Airplanes Limited, AeroUSA and Holding Co. are, jointly and severally, obligated to pay a fee (the "Asset Based Servicing Fee") to the Servicer, pursuant to the Servicing Agreement, in a per annum amount initially equal to approximately 0.495% of an agreed book value of each Aircraft, payable monthly in arrears on a pro rata basis for the period such Aircraft is under management. The fee is indexed annually by reference to the US and Irish consumer price indices and for the year to March 31, 2000 it was 0.52% of agreed book value. Airplanes Group is obliged to pay for certain expenses incurred or approved by the Servicer on behalf of Airplanes Group in connection with the Servicer's performance of the Services. These expenses include, among other expenses, Aircraft maintenance costs and insurance, outside professional advisory fees (including legal fees) and other out of pocket expenses, all of which in the aggregate may constitute a significant additional component of Airplanes Group's total overhead costs. In the year ended March 31, 2000 Aircraft Maintenance Reserve expenditures amounted to $60 million. Other expenses, including outside professional advisory fees, insurance and other out of pocket expenses amounted to $22 million. The Servicer is also entitled to certain additional fees based on (i) the aggregate annual cash flow generated by the leases in excess of certain cash flow targets and (ii) sales of Aircraft at the direction of Airplanes Group. Such fees are subject to a mandatory aggregate annual minimum fee in the amount of $1.5 million. In the year ended March 31, 2000, the Servicer was paid $1.5 million in such additional fees.

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

     TAX STATUS

     By virtue of GECAS's ownership of 5% of the issued and outstanding ordinary share capital of Holding Co. and the continued ability of GECAS to satisfy certain employment levels in Shannon, Ireland, it is intended that the Irish tax resident Transferred Companies will continue to benefit from their status as Shannon certified companies. On November 22, 1998, AerFi Group's 5% holding in Holding Co. was transferred to GECAS. As a result of their status as Shannon certified companies, the Irish tax resident Transferred Companies are intended to enjoy reduced rates of corporation tax and advance corporation tax together with improved entitlements to capital allowances. In addition, the benefits include the right to pay interest, in certain circumstances, without paying Irish withholding tax and to deduct payments of interest in computing liability for corporate tax. There can be no assurance that the future management of the Aircraft by the Servicer in accordance with the terms of the Servicing Agreement will not expose Holding Co. or the Irish tax resident Transferred Companies to tax liabilities outside Ireland. The Servicing Agreement sets out certain tax-related undertakings with respect to the Servicer which are designed to maintain a favorable tax treatment in Ireland for Holding Co. and the Irish tax resident Transferred Companies.

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

     At March 31, 2000, AerFi had a total of 93 aircraft in its portfolio. Ninety one of these aircraft were on lease to 41 lessees in 17 countries. Of the 93 aircraft, 13 were leased in-leased out where AerFi effectively assumes the credit risk of the airline by leasing the aircraft from investors to whom it has previously sold the aircraft. Overall, narrowbody aircraft (including turboprops) constitute 91.48% of AerFi's portfolio by appraised value and Stage 3 aircraft (including turboprops) constitute 96.94% of AerFi's portfolio by appraised value. At March 31, 2000, 19.19% of the aircraft were Airbus A320s, 15.38% were Boeing 737-300s, 9.56% were Boeing 737-400s and 6.62% were Boeing 737-500s, in each case calculated on the basis of appraisals of the aircraft's base values at December 31, 1999 (determined on the same basis as the calculation for the values of the Aircraft). At March 31, 2000, 22.83% of AerFi's aircraft were on lease to three airlines in each case by appraised value at December 31, 1999. As part of AerCo Limited securitisation in 1998, AerFi subscribed for $112 million of Subclass E-1 Notes and $80 million of Subclass D-1 Notes in AerCo. At March 31, 2000, AerCo owned 33 aircraft. In future, AerCo may acquire additional aircraft assets and any related existing leases or similar arrangements, from various sellers, which may include AerFi. Subsidiaries of AerFi Group provide administrative agency and cash management services to AerCo. In addition it is expected that AerFi Group will become servicer to AerCo from July 17, 2000.

     At March 31, 2000, narrowbody aircraft (including turboprops) constituted 81.80% of AerCo's portfolio by appraised value and Stage 3 aircraft (including turboprops) constituted 98.70% of AerCo's portfolio by appraised value. At March 31, 2000, AerCo owned Boeing aircraft constituting 66.40% by appraised value, Airbus A320 aircraft constituting 16.90%, Fokker 100 aircraft constituting 4.80% and MD83 aircraft constituting 7.20%, in each case by appraised value. At March 31, 2000, 15.20% of AerCo's portfolio (by appraised value) were on lease to North American airlines, 49.00% were on lease to European airlines, 13.60% were on lease to Latin American airlines and 19.7% were on lease to Asian airlines. At March 31, 2000, 28.60% of AerCo's portfolio were on lease to three airlines, of which 11.40% were on lease to one Spanish airline, 6.80% were on lease to one European airline and 10.40% were on lease to a North American airline, in each case by appraised value.

     AerFi no longer has an indirect interest in the Aircraft owned by Airplanes Group because the Airplanes Group Class E Notes, which it previously owned, were transferred to GE Capital on November 20, 1998.

     At March 31, 2000, AerFi employed 55 people who manage AerFi's aircraft which are not serviced by GECAS and perform those functions for which AerFi has not delegated responsibility to GECAS pursuant to the AerFi Management Agreement. These include, inter alia, (a) monitoring GECAS's performance under the AerFi Management Agreement, (b) decisions with respect to AerFi's orders and options for future aircraft deliveries, (c) management of all AerFi's liabilities and certain assets, (d) performance of all finance, treasury and legal and regulatory functions not specifically provided by GECAS, (e) performance of all corporate secretarial activities, (f) management of all shareholder matters, (g) arrangement and procurement of all insurance other than insurance relating to the assets managed pursuant to the AerFi Management Agreement, (h) AerFi employee matters and (i) preparation and adoption of annual budgets. Accordingly, AerFi performs all accounting and financial reporting functions for its own fleet and a wholly-owned subsidiary of AerFi also performs such functions for Airplanes Group pursuant to the Administrative Agency Agreement.

     REMAINING AERFI INDEBTEDNESS

     The Acquisition was part of a broader restructuring of AerFi that involved the refinancing of AerFi indebtedness with the net proceeds of the Underwritten Offering, the elimination or re-scheduling of AerFi's aircraft and engine orders and the settlement of certain litigation. AerFi's intent was to refinance substantially all of its bank loans and other senior, secured debt and to enhance its ability to meet remaining secured and unsecured debt obligations as they mature. At March 31, 1996, AerFi had approximately $531 million in secured debt and approximately $1,044 million in unsecured debt. Since March 31, 1996, AerFi has continued to restructure its indebtedness and capital structure, including through the purchase of certain notes which it had previously issued. At March 31, 2000, AerFi had approximately $739 million in secured debt and approximately $32 million in unsecured debt. As of March 31, 2000, AerFi had cash on hand of $269 million ($130 million of which were restricted cash balances). The following table indicates the maturities of AerFi's remaining indebtedness as of March 31, 2000.

                                                                YEAR ENDING MARCH 31,
                                                      ------------------------------------------
                                                      2001    2002    2003    2004    THEREAFTER
                                                      ----    ----    ----    ----    ----------
                                                                    (IN MILLIONS)
Secured facilities..................................   193      98     58      83         307
Unsecured facilities................................    --      32     --      --          --
                                                      ----    ----    ---     ---       -----
Total...............................................   193     130     58      83         307
                                                      ====    ====    ===     ===       =====

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

ITEM 11.  EXECUTIVE COMPENSATION

     All Directors and Controlling Trustees are compensated for travel and other expenses incurred by them in the performance of their duties. Airplanes Limited and Airplanes Trust pays each Independent Director and Independent Trustee, as the case may be, an aggregate fee of $75,000 per annum for their services in both capacities. The Chairman of Airplanes Limited and Airplanes Trust receives an additional $50,000 per annum for his services in such capacity. Neither the Director nor the Controlling Trustee appointed by the holder of a majority in aggregate principal amount of the Class E Notes receives remuneration from Airplanes Limited or Airplanes Trust for his services. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann receive $7,500, $2,500 and $7,500, respectively, per annum for their services as directors of Holding Co. and certain of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of the above companies which they attend, subject to a maximum payment of $5,000 per annum for each of them. Mr. Cavanagh and Mr. Dantzic are entitled to receive an aggregate of $2,500 per annum from AeroUSA and AeroUSA 3 for their services as directors of those companies and are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 per annum.

     Following the approval of the rating agencies and the Directors and Controlling Trustees, (i) with effect from July 1, 2000 the fees paid to each Independent Director and Independent Trustee by Airplanes Limited and Airplanes Trust will be indexed for inflation on an annual basis (the first such indexation taking into account inflation from April 1, 1996 to April 1, 1999), and (ii) on July 1, 2000 the Independent Directors and Independent Trustees will be paid a one-off amount equal to the additional fees which they would have received in the period from April 1, 1999 to July 1, 2000 had their fees been indexed for such period (taking into account inflation from April 1, 1996 to April 1, 1999). The aggregate fees paid to the Independent Directors and Independent Trustees by Airplanes Limited and Airplanes Trust under such new indexation arrangements will not exceed $550,000 per annum.

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

     Airplanes Group has had and currently maintains various relationships with AerFi. First, AerFi acted as promoter in establishing the entities that comprise Airplanes Group. Second, Airplanes Group purchased substantially all of its assets from AerFi. See "Item 1. Business -- Introduction". Third, AerFi was a holder of 5% of the ordinary share capital of Holding Co. until November 20 1998. Fourth, subsidiaries of AerFi Group act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management". In addition, on November 20, 1998, GE Capital acquired the Airplanes Group Class E Notes previously held by AerFi Group.

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

     (b) Reports on Form 8-K: filed for event dates January 13, 2000, February 11, 2000 and March 13, 2000 (relating to the monthly report to holders of the Certificates); February 28, 2000 (relating to Airplanes Group press release).

     (d) Not applicable.

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report................................      F-2
Balance Sheets..............................................      F-3
Statements of Operations....................................      F-4
Statements of Changes in Shareholders' Deficit..............      F-5
Statements of Cash Flows....................................      F-6
Notes to the Financial Statements...........................      F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 2000 and 1999, and the related statements of operations, changes in shareholders' deficit/net liabilities and cashflows for each of the years in the three year period ended March 31, 2000. These financial statements represent certain specified leasing operations of AerFi Group plc (as defined in Notes 1 and 2) up to March 28, 1996 and the leasing operations of Airplanes Limited and Airplanes U.S. Trust in the period from March 28, 1996 to March 31, 2000 (as defined in Notes 1 and 2). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Limited and Airplanes U.S. Trust as at March 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three year period ended March 31, 2000, in conformity with generally accepted accounting principles in the United States.

KPMG
Chartered Accountants
Dublin, Ireland
June 15, 2000

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                                          1999           MARCH 31,           2000
                                            --------------------------------   --------------------------------
                                            -------------------------------------------------------------------
                                            AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                    NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                    -----   ---------   ---------   --------   ---------   ---------   --------
                                                      ($MILLIONS)                        ($MILLIONS)
ASSETS
Cash..............................    5         218          6          224        197          6          203
Accounts receivable...............    6
  Trade receivables...............               38          5           43         24          8           32
  Allowance for doubtful debts....              (14)        (3)         (17)       (10)        (5)         (15)
Amounts due from/to Airplanes
  Trust...........................    7          --         35           35         --         28           28
Intercompany capital lease........    8          36         --           36         --         --           --
Net investment in capital and
  sales type leases...............    9          20         36           56         15         --           15
Aircraft, net.....................   10       2,820        252        3,072      2,697        235        2,932
Other assets......................                4         --            4          3          8           11
                                             ------       ----       ------     ------       ----       ------
Total assets......................            3,122        331        3,453      2,926        280        3,206
                                             ======       ====       ======     ======       ====       ======
LIABILITIES
Accrued expenses and other
  liabilities.....................   11         581         51          632        807         74          881
Amounts due to/from Airplanes
  Limited.........................    7          35         --           35         28         --           28
Intercompany capital lease........    8          --         36           36         --         --           --
Indebtedness......................   12       3,500        342        3,842      3,313        323        3,636
Provision for maintenance.........   13         266         17          283        258         16          274
Deferred income taxes.............   19          51         48           99         66         48          114
                                             ------       ----       ------     ------       ----       ------
Total liabilities.................            4,433        494        4,927      4,472        461        4,933
                                             ------       ----       ------     ------       ----       ------
Net liabilities...................           (1,311)      (163)      (1,474)    (1,546)      (181)      (1,727)
                                             ------       ----       ------     ------       ----       ------
                                              3,122        331        3,453      2,926        280        3,206
                                             ======       ====       ======     ======       ====       ======

Commitments and Contingent Liabilities (Notes 20 and 21)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                      YEARS ENDED MARCH 31,
                           ---------------------------------------------------------------------------
                                                 1998                               1999
                                   --------------------------------   --------------------------------
                                   AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                           NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                           -----   ---------   ---------   --------   ---------   ---------   --------
                                             ($MILLIONS)                        ($MILLIONS)
REVENUES
Aircraft leasing.........   15        512          73         585        484          42         526
Aircraft sales...........   15         37          57          94         37          95         132
Other income.............   15         --          --          --         --          --          --
EXPENSES
Cost of aircraft sold....             (32)        (58)        (90)       (32)        (86)       (118)
Depreciation and
  amortisation...........            (170)        (22)       (192)      (159)        (17)       (176)
Net interest expense.....   16       (373)        (38)       (411)      (388)        (40)       (428)
Provision for
  maintenance............             (68)        (20)        (88)       (67)         (2)        (69)
Bad and doubtful debts...              --          --          --         (9)         (2)        (11)
Provision for loss making
  leases, net............   17         14           3          17         11           1          12
Other lease costs........             (29)         (1)        (30)       (13)         (1)        (14)
Selling, general and
  administrative
  expenses...............   18        (35)         (3)        (38)       (32)         (3)        (35)
                                     ----         ---        ----       ----         ---        ----
OPERATING LOSS BEFORE
  INCOME TAXES...........            (144)         (9)       (153)      (168)        (13)       (181)
Income tax
  benefit/(charge).......   19          3          --           3          3          --           3
                                     ----         ---        ----       ----         ---        ----
NET LOSS.................            (141)         (9)       (150)      (165)        (13)       (178)
                                     ====         ===        ====       ====         ===        ====

                                YEARS ENDED MARCH 31,
                           --------------------------------
                                         2000
                           --------------------------------
                           AIRPLANES   AIRPLANES
                            LIMITED      TRUST     COMBINED
                           ---------   ---------   --------
                                     ($MILLIONS)
REVENUES
Aircraft leasing.........     460          41         501
Aircraft sales...........       3          --           3
Other income.............       1          --           1
EXPENSES
Cost of aircraft sold....      (1)         --          (1)
Depreciation and
  amortisation...........    (157)        (17)       (174)
Net interest expense.....    (425)        (43)       (468)
Provision for
  maintenance............     (62)         (2)        (64)
Bad and doubtful debts...      (2)         (2)         (4)
Provision for loss making
  leases, net............       3           1           4
Other lease costs........      (9)         (1)        (10)
Selling, general and
  administrative
  expenses...............     (31)         (3)        (34)
                             ----         ---        ----
OPERATING LOSS BEFORE
  INCOME TAXES...........    (220)        (26)       (246)
Income tax
  benefit/(charge).......     (15)          8          (7)
                             ----         ---        ----
NET LOSS.................    (235)        (18)       (253)
                             ====         ===        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                                                  AIRPLANES
                                                 AIRPLANES LIMITED                  TRUST        COMBINED
                                      ----------------------------------------   -----------   ------------
                                         SHARE                                                 SHAREHOLDERS
                                        CAPITAL         NET       SHAREHOLDERS       NET       DEFICIT/NET
                                       (NOTE 14)    LIABILITIES     DEFICIT      LIABILITIES   LIABILITIES
                                      -----------   -----------   ------------   -----------   ------------
                                      ($MILLIONS)   ($MILLIONS)   ($MILLIONS)    ($MILLIONS)   ($MILLIONS)
BALANCE AT MARCH 31, 1998..........        --          1,146         1,146           150          1,296
                                          ---          -----         -----           ---          -----
Net loss for the fiscal year.......        --            165           165            13            178
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 1999..........        --          1,311         1,311           163          1,474
                                          ---          -----         -----           ---          -----
Net loss for the fiscal year.......        --            235           235            18            253
                                          ---          -----         -----           ---          -----
BALANCE AT MARCH 31, 2000..........        --          1,546         1,546           181          1,727
                                          ===          =====         =====           ===          =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED MARCH 31,
                            -----------------------------------------------------------------------------------
                                           1998                                 1999                    2000
                            ----------------------------------   ----------------------------------   ---------
                            AIRPLANES    AIRPLANES               AIRPLANES    AIRPLANES               AIRPLANES
                             LIMITED       TRUST      COMBINED    LIMITED       TRUST      COMBINED    LIMITED
                            ---------   -----------   --------   ---------   -----------   --------   ---------
                                       ($MILLIONS)                          ($MILLIONS)               ($MILLIONS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss..................     (141)          (9)        (150)      (165)         (13)       (178)       (235)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
Depreciation and
  amortisation............      170           22          192        159           17         176         157
Aircraft maintenance,
  net.....................        9            1           10        (21)          (1)        (22)         (6)
(Profit)/loss on disposal
  of aircraft.............       (5)           1           (4)        (5)          (9)        (14)         (2)
Deferred income taxes.....       (3)          --           (3)        (3)          --          (3)         15
Provision for loss making
  leases..................      (14)          (3)         (17)       (11)          (1)        (12)         (3)
Accrued and deferred
  interest expense........      147           16          163        187           18         205         249
Changes in operating
  assets and liabilities:
Accounts receivable,
  net.....................       17           (2)          15        (12)          (1)        (13)          4
Other accruals and
  liabilities.............        3            6            9        (39)          11         (28)        (16)
Other assets..............       --           (1)          (1)        --           --          --          --
                             ------       ------       ------     ------       ------       -----      ------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES....      183           31          214         90           21         111         163
                             ======       ======       ======     ======       ======       =====      ======
CASH FLOWS FROM INVESTING
  ACTIVITIES
Sale/(Purchase) of
  aircraft................       63           21           84         48           79         127          --
Intercompany account
  movements...............       --           --           --         79          (79)         --          --
Capital and sales type
  leases..................       17           --           17          8           --           8           8
                             ------       ------       ------     ------       ------       -----      ------
NET CASH PROVIDED
  BY/INVESTING
  ACTIVITIES..............       80           21          101        135           --         135           8
                             ======       ======       ======     ======       ======       =====      ======
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes........   (2,494)        (247)      (2,741)      (219)         (21)       (240)       (192)
Issue of refinanced notes
  (net of costs)..........    2,201          218        2,419         --           --          --          --
Amounts due from Airplanes
  Trust to Airplanes
  Limited.................       23          (23)          --         --           --          --          --
                             ------       ------       ------     ------       ------       -----      ------
NET CASH (USED IN)
  FINANCING ACTIVITIES....     (270)         (52)        (322)      (219)         (21)       (240)       (192)
                             ------       ------       ------     ------       ------       -----      ------
NET INCREASE/(DECREASE) IN
  CASH....................       (7)          --           (7)         6           --           6         (21)
Cash at beginning of
  year....................      219            6          225        212            6         218         218
                             ------       ------       ------     ------       ------       -----      ------
Cash at end of year.......      212            6          218        218            6         224         197
                             ======       ======       ======     ======       ======       =====      ======
CASH PAID IN RESPECT OF:
Interest..................      245           22          267        219           23         241         193
                             ======       ======       ======     ======       ======       =====      ======

                            YEARS ENDED MARCH 31,
                            ----------------------
                                     2000
                            ----------------------
                             AIRPLANES
                               TRUST      COMBINED
                            -----------   --------
                               ($MILLIONS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss..................       (18)        (253)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
Depreciation and
  amortisation............        17          174
Aircraft maintenance,
  net.....................        (1)          (7)
(Profit)/loss on disposal
  of aircraft.............        --           (2)
Deferred income taxes.....        (8)           7
Provision for loss making
  leases..................        (1)          (4)
Accrued and deferred
  interest expense........        23          272
Changes in operating
  assets and liabilities:
Accounts receivable,
  net.....................         5            9
Other accruals and
  liabilities.............         1          (15)
Other assets..............        --           --
                              ------       ------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES....        18          181
                              ======       ======
CASH FLOWS FROM INVESTING
  ACTIVITIES
Sale/(Purchase) of
  aircraft................        --           --
Intercompany account
  movements...............        --           --
Capital and sales type
  leases..................        --            8
                              ------       ------
NET CASH PROVIDED
  BY/INVESTING
  ACTIVITIES..............        --            8
                              ======       ======
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes........       (18)        (210)
Issue of refinanced notes
  (net of costs)..........        --           --
Amounts due from Airplanes
  Trust to Airplanes
  Limited.................        --           --
                              ------       ------
NET CASH (USED IN)
  FINANCING ACTIVITIES....       (18)        (210)
                              ------       ------
NET INCREASE/(DECREASE) IN
  CASH....................        --          (21)
Cash at beginning of
  year....................         6          224
                              ------       ------
Cash at end of year.......         6          203
                              ======       ======
CASH PAID IN RESPECT OF:
Interest..................        21          214
                              ======       ======

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

     On March 16, 1998 Airplanes Group successfully completed a refinancing of $2,437 million related to Class A and Class B Notes.

     On November 20, 1998 AerFi transferred its holding of E Notes to GE Capital Corporation ("GE CAPITAL"). However, this transfer does not require any change to the accounting treatment adopted.

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

                                AIRPLANES GROUP

2.   BASIS OF PREPARATION -- (CONTINUED)
     Airplanes Group has entered into a Servicing Agreement with GE Capital Aviation Services Limited ("GECAS") under which GECAS provides, inter alia, lease management and aircraft asset management services in return for a fee. Airplanes Group has also entered into an Administration Agency Agreement and a Cash Management Agreement with AerFi. In the year to March 31, 2000 $21.8 million and $9.4 million (1999: $23.5 million and $9.2 million) were charged by GECAS and AerFi respectively.

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

     Indebtedness at March 31, 2000 represents the aggregate of the Class A -- E Notes in issue. The $992 million decrease since the Closing Date represents actual cash repayments.

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

     (iv) Airplanes Group's cash balances were maintained throughout the period to the Closing Date at the amount originally assumed to be retained by Airplanes Group on completion of the securitization transaction of $135 million. Cash generated from or absorbed by the activities of Airplanes Group during the period up to the Closing Date is reflected as distributions to or transfers from AerFi. The cash balances as at March 31, 2000, and March 31, 1999, represent the actual cash balances held by Airplanes Group at those dates.

     (v) In the period prior to the Closing Date, Airplanes Group's tax provisions and deferred income tax assets and liabilities have been determined as if the underlying taxable entities of Airplanes Limited and Airplanes Trust were separate taxable entities from AerFi.

     At March 31, 2000 and March 31, 1999 the deferred income tax assets and liabilities represent the assets and liabilities of Airplanes Limited and Airplanes Trust at that Date.

3.   RELATIONSHIP WITH AERFI GROUP PLC AND MANAGEMENT ARRANGEMENTS

     Airplanes Group's portfolio has been acquired entirely from AerFi pursuant to the Transaction.

     With effect from the Closing Date, GECAS provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign

                                AIRPLANES GROUP

3. RELATIONSHIP WITH AERFI GROUP PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED) from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

     As a holder of the majority of the Class E Notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited has a board of directors of five directors, including the director appointed by the holders of the Class E Notes. The controlling trustees of Airplanes Trust are the same individuals. During the year to March 31, 2000, GE Capital, GECAS' indirect parent, exercised its option to acquire 18.36% of the fully diluted ordinary shares of AerFi Group.

     Certain cash management and administrative services are being provided by AerFi subsidiaries to Airplanes Group, pursuant to a cash management agreement and administrative agency agreement entered into by such AerFi subsidiaries with Airplanes Group.

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

     Airplanes Group considers the need, and accounts for Aircraft impairments in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The statement requires the recognition of an impairment loss for an asset held for use when the estimate of un-discounted future cashflows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market values reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows.

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

  (d) Provision for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines and in many lease contracts the lessee makes a full or partial prepayment, calculated at an hourly rate, from which maintenance expenditures for major checks are disbursed. The undisbursed portion of these prepayments are included in the provision for maintenance which may from time to time include prepayments made by current lessees and prior lessees. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance revenue requirements, any excess reserve is then released through the Statement of Operations.

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

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  (g) Taxation

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

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 2000 Airplanes Group owned 199 aircraft which it leased to 72 lessees in 39 countries. The geographic concentrations of leasing revenues is set out in Note 15.

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

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 2000, 15 of Airplanes Group's aircraft were being operated by 4 Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $8.2 million at March 31, 2000. During the year a rescheduling agreement was signed with a Brazilian lessee. Its debts of $1.7m will be repaid over the 36 month period to December 2003.

     Canadian Airlines, Airplanes Group's second largest lessee at March 31, 2000 by Appraised Value, approached its creditors including Airplanes Group, with proposals to reschedule its obligations. A rescheduling plan granted Canadian Airlines a deferral of operating lease rentals for a three month period and a deferral of finance lease principal payments for the six month period commencing from December 1997. The deferred payments are to be repaid with interest over a two and a half year period commencing October 1998. Receivable balances at March 31, 2000 were $0.9 million which is fully covered by available security.

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced in the region where at March 31, 2000 6 of Airplanes Group's aircraft were being operated by 5 lessees. During the year to March 31, 2000 a rescheduling agreement was signed with a Philippine lessee, whose balance of $2.7m was deferred and will be repaid over 36 months to September 2002.

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

          (ii) The fair value of the A, B, C and D Notes issued by Airplanes Group outstanding at March 31, 2000 and 1999 was $2,965 million and $3,261 million respectively. While the amount subscribed for the E Notes was based on the appraised value of the aircraft at the Closing Date, the fair value of these Notes at March 31, 2000 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

          (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps and options to enter into interest rate swaps ("Swaptions"). At March 31, 2000 and 1999 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $2.09 billion and $2.32 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The objective of Airplanes Group's interest rate risk management policy is to correlate the contracted fixed and floating rental payments in its portfolio to the fixed and floating interest payments on the bonds, taking into account the expected amortisation of Class A and Class B Notes. The fair value of these Swaps at March 31, 2000 and 1999 was an unrealised profit of $15.8 million and an unrealised loss of $7.77 million respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default is managed in part through the purchase of Swaptions. At March 31, 2000 and 1999 Airplanes Group had entered into swaptions with a notional value of $289 million and $306 million respectively. The fair value of the swaptions at March 31, 2000 and 1999 was $0.1 million and $1.2 million respectively.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements or in the event of defaults by lessees. However, Airplanes Group does not anticipate non-performance by the counterparties and other parties and accounts for hedging losses resulting from lessee defaults as they are incurred.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 2000 comprise three major U.S./European financial institutions.

                                AIRPLANES GROUP

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in US dollars.

5.   CASH

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Cash..............................................       218            6          197            6
                                                         ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 2000 and 1999 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 2000 and 1999 is restricted cash of $6 million.

6.   ACCOUNTS RECEIVABLE

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Trade receivables.................................        38            5           24            8
Allowance for doubtful debts......................       (14)          (3)         (10)          (5)
                                                         ---          ---          ---          ---
                                                          24            2           14            3
                                                         ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables................         7            1            5           --
  Allowance for doubtful debts....................        --           (1)          (1)          --
                                                         ---          ---          ---          ---
                                                           7           --            4           --
                                                         ===          ===          ===          ===

     Deferred lease receivables at March 31, 2000 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Brazil and the Philippines where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)).

     Receivables include amounts classified as due after one year of $2.3 million (Airplanes Limited $2.3 million and Airplanes Trust $Nil) at March 31, 2000 and $1 million (Airplanes Limited $1 and Airplanes Trust $Nil) at March 31, 1999.

                                AIRPLANES GROUP

7.   AMOUNTS DUE FROM AIRPLANES TRUST TO AIRPLANES LIMITED

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Amount receivable from Airplanes Trust............       (35)          35          (28)          28
                                                         ===          ===          ===          ===

     Included in the balance at March 31, 1999 and March 31, 2000 was $80 million in respect of aircraft sales and purchases. The remaining balance represents the net amount due to Airplanes Limited in respect of Airplanes Trust's trading activities, including servicing of its debt obligations.

8.   INTERCOMPANY CAPITAL LEASE

     During the year ended March 31, 1999 an aircraft owned by Airplanes Limited was leased to Airplanes Trust for onward lease to a third party, both of these leases were capital leases. During the year ended March 31, 2000, the aircraft was returned from the lessee who was experiencing financial difficulties. A summary of the net components (payable by Airplanes Trust to Airplanes Limited) of the investment in this lease as at March 31, 2000 is as follows:-

                                                                 MARCH 31,
                                                                ------------
                                                                1999    2000
                                                                ----    ----
                                                                ($MILLIONS)
Total minimum lease payments receivable/payable.............     56      --
Less unearned revenue.......................................    (20)     --
                                                                ---     ---
                                                                 36      --
                                                                ===     ===

     The capital lease with the third party as at March 31, 1999 is included in
Note 9.

9.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases:

                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Total minimum lease payments receivable...........        13           56           16           --
Estimated residual values of leased assets........        11           --           10           --
Less unearned revenue.............................        (4)         (20)         (11)          --
                                                         ---          ---          ---          ---
Net investment in capital and sales type leases...        20           36           15           --
                                                         ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 1998, 1999 and 2000 amounted to $26 million, (Airplanes Limited $25 million, Airplanes Trust $1), $20 million (Airplanes Limited $15 million, Airplanes Trust $5) and $10 million (Airplanes Limited $5 million, Airplanes Trust $5 million) respectively.

     Unearned revenue of $9 million (Airplanes Limited $9 million, Airplanes Trust $nil) $8 million (Airplanes Limited $5 million, Airplanes Trust $3 million) and $4 million (Airplanes Limited $1 million,

                                AIRPLANES GROUP

9.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES -- (CONTINUED)
Airplanes Trust $3 million) for the years ended March 31, 1998, 1999 and 2000, respectively, was amortised and included in revenue.

     Minimum future payments to be received on such capital leases for aircraft at March 31, 2000 are as follows:

                                                                   MINIMUM LEASE
                                                                PAYABLES RECEIVABLE
                                                                -------------------
                                                                     AIRPLANES
                                                                      LIMITED
                                                                -------------------
                                                                    ($MILLIONS)
Years ending March 31,
  2001......................................................              9
  2002......................................................              7
  Thereafter................................................             --
                                                                        ---
                                                                         16
                                                                        ===

10. AIRCRAFT

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
AIRCRAFT
Cost................................................    4,096         386         4,137         386
Less accumulated depreciation.......................   (1,276)       (134)       (1,440)       (151)
                                                       ------        ----        ------        ----
                                                        2,820         252         2,697         235
                                                       ======        ====        ======        ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years..............................      252          --           310          --
  From one to five years............................    2,109         206         1,992         220
  Less than one year................................      445          46           276          15
Non revenue earning aircraft:
  Available for lease...............................       --          --            94          --
  Available for lease, subject to letters of
     intent.........................................       14          --            25          --
                                                       ------        ----        ------        ----
                                                        2,820         252         2,697         235
                                                       ======        ====        ======        ====

     Certain aircraft are subject to purchase options granted to existing lessees.

                                                            YEAR ENDED MARCH 31,
                                 --------------------------------------------------------------------------
                                          1998                      1999                      2000
                                 ----------------------    ----------------------    ----------------------
                                 AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                  LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                 ---------    ---------    ---------    ---------    ---------    ---------
                                      ($MILLIONS)               ($MILLIONS)               ($MILLIONS)
Depreciation expense...........     168           22          158           17          156           17
                                    ===          ===          ===          ===          ===          ===

                                AIRPLANES GROUP

10. AIRCRAFT -- (CONTINUED)
     Depreciation expense for 1998 includes $2.1m of additional depreciation charged during the year in relation to the write down of the carrying values of three A300 aircraft, in accordance with FAS 121

     At March 31, 2000 Airplanes Group owned 199 (1999:202) aircraft.

11. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Accrued expenses and other liabilities include:
Unearned revenue..................................        15            1           14            2
Provisions for loss making leases (Note 18).......        34            1           31           --
Interest accrued..................................       453           45          685           69
Other accruals....................................        31            1           38           --
Trade payables....................................        --           --            3           --
Deposits received.................................        48            3           36            3
                                                         ---          ---          ---          ---
                                                         581           51          807           74
                                                         ===          ===          ===          ===
Of which:
Payable within one year...........................        99            3           77            4
Payable after one year............................       482           48          730           70
                                                         ---          ---          ---          ---
                                                         581           51          807           74
                                                         ===          ===          ===          ===

12. INDEBTEDNESS

     The components of the debt are as follows:

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Indebtedness in respect of Notes issued:
Subclass A-4........................................      182          18           182          18
Subclass A-6........................................      671          65           518          50
Subclass A-7........................................      501          49           501          49
Subclass A-8........................................      638          62           638          62
Class B.............................................      286          27           265          26
Class C.............................................      334          33           321          30
Class D.............................................      364          36           360          36
Class E.............................................      538          53           538          53
                                                        -----         ---         -----         ---
                                                        3,514         343         3,323         324
Discounts/costs arising on issue of Notes...........      (14)         (1)          (10)         (1)
                                                        -----         ---         -----         ---
                                                        3,500         342         3,313         323
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

                                              PRINCIPAL AMOUNT    EXPECTED FINAL   FINAL
CLASS/ SUBCLASS OF NOTES  INTEREST RATES        AT YEAR END        PAYMENT DATE    MATURITY DATE
------------------------  -----------------   ----------------    --------------   -------------
                                                    ($M)
Subclass A-4...........   (LIBOR+.62%)               200         March 15, 2003    March 15, 2019
Subclass A-6...........   (LIBOR+.34%)               568         January 15, 2004  March 15, 2019
Subclass A-7...........   (LIBOR+.26%)               550         March 15, 2001    March 15, 2019
Subclass A-8...........   (LIBOR+.375%)              700         March 15, 2003    March 15, 2019
Class B................   (LIBOR+.75%)               291         March 15, 2009    March 15, 2019
Class C................   (8.15%)                    351         March 15, 2011    March 15, 2019
Class D................   (10.875%)                  396         March 15, 2012    March 15, 2019
Class E................   (See below)                591         See below         See below
                                                   -----
                                                   3,647
                                                   =====

     Discounts on Notes issues and costs arising on refinanced Notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinance Notes.

     The dates on which principal repayments on the Notes will actually occur will depend on the cash generated by Airplanes Group and in the event that the sub-class A-4, A-7 and A-8 are not repaid or refinanced by the Expected Final Payment Date, additional interest will arise.

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

     In general the priority of the principal payments on the Notes is as set out below:

     1. Specified minimum principal amounts on the A and the B Notes in that order.

     2. Additional amounts on the A Notes in the event that the value of the fleet falls below specified amounts.

     3.    Scheduled principal repayments on the C and D Notes in that order.

     4. Specified additional amounts on the B Notes and the A Notes in that order.

                                AIRPLANES GROUP

12. INDEBTEDNESS -- (CONTINUED)
     5. Thereafter cash available to repay the principal on the Notes is applied on each payment date to repay the outstanding principal on the D Notes, the C Notes, the B Notes and the A Notes in that order.

     On each payment date the priority of the principal amounts outstanding in respect of the various sub-classes of A Notes is A-6, A-7 and A-8 in that order.

13. PROVISION FOR MAINTENANCE

                                                                         MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Balance at April, 1...............................       292          23           266          17
Receivable during year............................        67           2            62           2
Expenditure/transfers.............................       (93)         (8)          (70)         (3)
                                                         ---          --           ---          --
Balance at March, 31..............................       266          17           258          16
                                                         ===          ==           ===          ==

     The reserve for maintenance includes maintenance reserve funds received from lessees and provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance.

14. SHARE CAPITAL

                                                                AIRPLANES LIMITED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1999       2000
                                                                -------    -------
                                                                       ($)
Ordinary shares, par value $1
Authorised 10,000...........................................    10,000     10,000
                                                                ------     ------
Issued 30...................................................        30         30
                                                                ======     ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 2000 the total unpaid cumulative preferential dividend amounted to $18,000.

                                AIRPLANES GROUP

15. REVENUES

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1998                    1999                    2000
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe.................................     192           1         203           1         181           1
  North America..........................      57         118          41         126          49          36
  South America..........................     222           9         215           8         177           2
  Asia/rest of world.....................      78           2          63           1          57           2
                                              ---         ---         ---         ---         ---         ---
                                              549         130         521         137         464          41
                                              ===         ===         ===         ===         ===         ===
Of which: Aircraft sales to third parties
  represents.............................     (37)        (57)        (37)        (95)         (3)         --
Sale of Shares to third parties
  represents.............................      --          --          --          --          (1)         --
                                              ---         ---         ---         ---         ---         ---
Leasing revenue..........................     512          73         484          42         460          41
                                              ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.............................      68          20          67           2          62           2
                                              ===         ===         ===         ===         ===         ===

     At March 31, 2000, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         2000
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($MILLIONS)
Year ending March 31,
  2001......................................................        375          37
  2002......................................................        308          31
  2003......................................................        192          20
  2004......................................................        104           4
  2005......................................................         56          --
  Thereafter................................................         72          --
                                                                  -----         ---
                                                                  1,107          92
                                                                  =====         ===

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 6.2%, and include aircraft subject to Letters of Intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in fiscal 1998, 1999 or 2000. For Airplanes Trust: (a) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1998, and individually these lessees accounted for 38% and 29% of leasing revenue, respectively, (b) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1999, and individually these lessees accounted for 39% and 14% of leasing revenue respectively and (c) two lessees each accounted for more than 10% of leasing revenue in the year ended March 31, 2000 and individually these lessees accounted for 34% and 13% of leasing revenue respectively.

                                AIRPLANES GROUP

16. NET INTEREST EXPENSE

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1998                    1999                    2000
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
Interest on Notes issued.................     389          38         402          40         438          43
Interest income..........................     (16)         --         (14)         --         (13)         --
                                              ---         ---         ---         ---         ---         ---
                                              373          38         388          40         425          43
                                              ===         ===         ===         ===         ===         ===
Cash paid in respect of interest.........     245          22         201          22         193          21
                                              ===         ===         ===         ===         ===         ===

17. LOSS MAKING LEASES

                                                                   YEARS ENDED MARCH 31,
                                                      ------------------------------------------------
                                                               1999                      2000
                                                      ----------------------    ----------------------
                                                      AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                       LIMITED       TRUST       LIMITED       TRUST
                                                      ---------    ---------    ---------    ---------
                                                           ($MILLIONS)               ($MILLIONS)
Provision.........................................         7           --            8           --
Utilisation.......................................       (18)          (1)         (11)          (1)
                                                         ---          ---          ---          ---
Net utilisation...................................       (11)          (1)          (3)          (1)
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

18. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                   YEAR ENDED MARCH 31,
                                           ---------------------------------------------------------------------
                                                   1998                    1999                    2000
                                           ---------------------   ---------------------   ---------------------
                                           AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                            LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                ($MILLIONS)             ($MILLIONS)             ($MILLIONS)
GECAS Management fees....................      24           2          22           2          20           2
Other selling, general and administrative
  expenses...............................      11           1          10           1          11           1
                                              ---         ---         ---         ---         ---         ---
                                               35           3          32           3          31           3
                                              ===         ===         ===         ===         ===         ===

     In the years ended March 31, 2000 and 1999 other selling, general and administrative expenses included an amount of $9 million (Airplanes Limited $8 million, Airplanes Trust $1 million) payable to AerFi in respect of Administration and Cash Management fees.

19. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily US entities).

                                AIRPLANES GROUP

19. PROVISION FOR INCOME TAXES -- (CONTINUED)
  (a) Airplanes Limited

     Income tax benefit of Airplanes Limited consists of the following:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1998     1999     2000
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Current income tax..........................................      --       --       --
Deferred income tax.........................................       3        3      (15)
                                                                 ---      ---      ---
                                                                   3        3      (15)
                                                                 ===      ===      ===

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005. Thereafter, income from trading activities will be taxable at a rate of 12.5%.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 1998, 1999 and 2000 and the expected tax benefit based on a tax rate of 10%, 10% and 12.5% is shown below:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1998     1999     2000
                                                                -----    -----    -----
                                                                      ($MILLIONS)
Tax benefit at 10%..........................................      16       17       22
Non deductible E Note interest..............................     (13)     (17)     (23)
Increase in deferred income tax due to change in Irish tax
  rates.....................................................      --       --      (14)
Release of over provision in respect of prior year..........      --        3       --
                                                                 ---      ---      ---
Actual deferred tax benefit/(charge)........................       3        3      (15)
                                                                 ===      ===      ===

     E Note interest is not deductible for tax purposes in Ireland.

     The deferred tax provision at March 31, 1998 was based on calculations of losses forward and capital allowances of Airplanes Limited at December 31, 1996 adjusted on an estimated basis to March 31, 1998. The release of the over provision in respect of the prior year primarily relates to the finalisation of these estimates.

     Airplanes Limited has net operating loss carryforwards of approximately $1,517 million as of March 31, 2000, which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                                 MARCH 31,
                                                                ------------
                                                                1999    2000
                                                                ----    ----
                                                                ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................    132     190
Deferred tax liability relating to:
  Aircraft..................................................    183     256
                                                                ---     ---
Net deferred tax liability..................................     51      66
                                                                ===     ===

                                AIRPLANES GROUP

19. PROVISION FOR INCOME TAXES -- (CONTINUED)
  (b) Airplanes Trust

     Income tax benefit of Airplanes Trust consists of the following:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
                                                                    ($MILLIONS)
Current income tax:
  Federal...................................................    --       --        8
  State.....................................................    --       --       --
                                                               ---      ---      ---
Total current...............................................    --       --        8
                                                               ---      ---      ---
Deferred income tax:
  Federal...................................................    --       --       --
  State.....................................................    --       --       --
                                                               ---      ---      ---
Total deferred..............................................    --       --       --
                                                               ---      ---      ---
                                                                --       --        8
                                                               ===      ===      ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 1998, 1999, and 2000 and the expected tax benefit based on the U.S. Federal statutory tax rate of 35% in 1998, 1999, and 2000 is shown below:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
                                                                    ($MILLIONS)
Tax benefit at statutory rate...............................     3        5        9
Post acquisition net operating losses -- not utilised.......    --        4       --
State taxes not based on income.............................    --       (1)      --
Non deductible E-Note interest..............................    (6)      (6)      (8)
Increase in valuation allowance/other.......................     3       (2)       7
                                                               ---      ---      ---
                                                                --       --        8
                                                               ===      ===      ===

     Airplanes Trust has Federal tax net operating loss carryforwards of approximately $75 million as of March 31, 2000, which expire beginning in 2007 through 2020.

                                AIRPLANES GROUP

19. PROVISION FOR INCOME TAXES -- (CONTINUED)
     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                              YEARS ENDED
                                                               MARCH 31,
                                                              ------------
                                                              1999    2000
                                                              ----    ----
                                                              ($MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................   38      38
  Other.....................................................    4       3
  Valuation allowance.......................................  (17)    (10)
                                                              ---     ---
                                                               25      31
                                                              ---     ---
Deferred tax liabilities relating to:
  Aircraft..................................................   73      79
                                                              ---     ---
Net deferred tax liability..................................   48      48
                                                              ===     ===

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under US "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 1998, 1999 and 2000 the maximum potential exposure under these provisions is $4 million, $1.3 million and $0.7 million, respectively. The Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and AerFi, Airplanes Trust was liable to AerFi for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generated taxable income. However, Airplanes Trust was obliged to satisfy this liability in cash only to the extent that payments due to tax authorities from AerFi were attributable to Airplanes Trust's share of the consolidated tax liability; the remainder was to be paid in the form of subordinated notes. Conversely, Airplanes Trust was entitled to be reimbursed by AerFi for any tax benefits provided subsequent to the completion of the Transaction, to AerFi from Airplanes Trust's tax losses. AerFi also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction.

     Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain state and local tax returns with GE Capital, such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a Tax Sharing Agreement with GE Capital which is substantially similar to the Tax Sharing Agreement between Airplanes Trust and AerFi which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from AerFi Inc.

     In relation to the tax year ended December 31, 1999 GE Capital utilised $38.8 million of current year losses. As GE Capital is an Alternative Minimum Tax (AMT) payer the benefit realised will be $7.8 million and this amount will be paid to Airplanes Group. The receivable for this amount has been included in other assets at year end.

                                AIRPLANES GROUP

20. COMMITMENTS

  Capital Commitments

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 2000.

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

22.  PRIOR YEAR FIGURES

     Amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

TO THE BOARD OF DIRECTORS OF AIRPLANES LIMITED
AND THE CONTROLLING TRUSTEES OF AIRPLANES U.S. TRUST:

     Under date of June 15, 2000, we reported on the balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 1999 and 2000, and the related statements of operations, changes in shareholders' deficit/net liabilities and cash flows for each of the years in the three year period ended March 31, 2000, which are included in this Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in this Report on Form 10-K. This financial statement schedule is the responsibility of the companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG
Chartered Accountants

Dublin, Ireland
June 15, 2000

                                AIRPLANES GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                              ACCOUNTS RECEIVABLE

                                  SCHEDULE II

                                             BALANCE AT   CHARGED/(RELEASED)    DEDUCTION
                                             BEGINNING       TO COSTS AND      (WRITE-OFFS/   BALANCE AT
AIRPLANES LIMITED                             OF YEAR          EXPENSES         TRANSFERS)    END OF YEAR
-----------------                            ----------   ------------------   ------------   -----------
                                                                     ($MILLIONS)
Year ended March 31,
  1998....................................       12               (1)               (4)            9
  1999....................................        9               11                (4)           14
  2000....................................       14                2                (6)           10

                                             BALANCE AT   CHARGED/(RELEASED)    DEDUCTION
                                             BEGINNING       TO COSTS AND      (WRITE-OFFS/   BALANCE AT
AIRPLANES TRUST                               OF YEAR          EXPENSES         TRANSFERS)    END OF YEAR
---------------                              ----------   ------------------   ------------   -----------
                                                                     ($MILLIONS)
Year ended March 31,
  1998....................................        1               --                --             1
  1999....................................        1                2                --             3
  2000....................................        3                2                --             5

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

                                               AIRPLANES U.S. TRUST

                                               By:    /s/ ROY M. DANTZIC
                                                 -------------------------------
                                                 Roy M. Dantzic
                                                 Controlling Trustee

Dated: June 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 2000.

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

                                               AIRPLANES LIMITED

                                               By:    /s/ ROY M. DANTZIC
                                                 -------------------------------
                                                 Director

Dated: June 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 2000.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
             /s/ HUGH R. JENKINS                      Director
---------------------------------------------         (principal executive officer)
               Hugh R. Jenkins

             /s/ ROY M. DANTZIC                       Director
---------------------------------------------         (principal financial officer)
               Roy M. Dantzic

            /s/ WILLIAM M. MCCANN                     Director
---------------------------------------------         (principal accounting officer)
              William M. McCann

             /s/ BRIAN T. HAYDEN                      Director
---------------------------------------------
               Brian T. Hayden

           /s/ RICHARD E. CAVANAGH                    Director
---------------------------------------------
             Richard E. Cavanagh

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