Form 10-Q
period 2000-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2000-08-14
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

            Form 10-Q for the Three Month Period Ended June 30, 2000

                                     Index

Part I.  Financial Information                                          Page No.

Item 1.  Financial Statements (Unaudited)                                  3

o Unaudited Condensed Balance Sheets - June 30, 2000 and
  March 31, 2000
o Unaudited Condensed Statements of Operations -
  Three Months Ended June 30, 2000 and June 30, 1999
o Unaudited Condensed Statements of Changes in Shareholders Deficit/Net Liabilities - Three months Ended June 30, 2000 and June 30, 1999
o Unaudited Condensed Statements of Cash Flows - Three Months Ended June 30, 2000 and June 30, 1999
o Notes to the Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks      29

Part II. Other Information

Item 1.  Legal Proceedings                                                34

Item 6.  Exhibits and Reports on Form 8 - K                               35

Signatures

Index to Exhibits

Appendix 1  Airplanes Group Portfolio

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                March 31,                         June 30,
                                     ------------------------------    -------------------------------
                                                  2000                             2000
                                     ------------------------------    -------------------------------
                                     Airplanes  Airplanes              Airplanes  Airplanes
                                      Limited     Trust    Combined     Limited     Trust     Combined
                                     ---------  ---------  --------    ---------  ---------   --------
                                               ($millions)                       ($millions)
ASSETS

Cash                                     197          6        203           187         6         193
Accounts receivable
  Trade receivables                       24          8         32            23         9          32
  Allowance for doubtful debts           (10)        (5)       (15)          (14)       (6)        (20)
Amounts due from Airplanes Limited         -         28         28             -        26          26
Net investment in capital and sales
     type leases                          15          -         15            13         -          13
Aircraft, net                          2,697        235      2,932         2,656       231       2,887
Other assets                               3          8         11             8         8          16
                                     -------    -------    -------       -------   -------     -------
Total assets                           2,926        280      3,206         2,873       274       3,147
                                     =======    =======    =======       =======   =======     =======

LIABILITIES

Accrued expenses and other liabilities   807         74        881           870        80         950
Amounts due from Airplanes Trust          28          -         28            26         -          26
Indebtedness                           3,313        323      3,636         3,285       321       3,606
Provision for maintenance                258         16        274           254        14         268
Deferred income taxes                     66         48        114            64        48         112
                                     -------    -------    -------       -------   -------     -------
Total liabilities                      4,472        461      4,933         4,499       463       4,962
                                     -------    -------    -------       -------   -------     -------
Net liabilities                       (1,546)      (181)    (1,727)       (1,626)     (189)     (1,815)
                                     -------    -------    -------       -------   -------     -------
                                       2,926        280      3,206         2,873       274       3,147
                                     =======    =======    =======       =======   =======     =======

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended June 30,
                                     ----------------------------------------------------------------
                                                  1999                              2000
                                     ------------------------------    ------------------------------
                                     Airplanes  Airplanes              Airplanes  Airplanes
                                      Limited     Trust    Combined     Limited     Trust    Combined
                                     ---------  ---------  --------    ---------  ---------  --------
                                               ($millions)                       ($millions)
Revenues
Aircraft leasing                          118          11      129          106         10       116
Aircraft sales                              2           -        2            1          -         1
Other income                                1           -        1            -          -         -

Expenses
Cost of Aircraft sold                      (1)          -       (1)          (1)         -        (1)
Depreciation and amortisation             (39)         (4)     (43)         (39)        (4)      (43)
Net interest expense                     (100)        (10)    (110)        (115)       (12)     (127)
Provision for maintenance                 (14)         (1)     (15)         (11)         -       (11)
Bad and doubtful debts                     (8)         (1)      (9)          (4)        (1)       (5)
Provision for loss making leases, net       3           -        3           (3)         -        (3)
Other lease costs                          (3)          -       (3)          (8)         -        (8)
Selling, general and administrative
  expenses                                 (8)         (1)      (9)          (8)        (1)       (9)
                                      -------     -------  -------      -------    -------   -------
Operating (loss) before
provision for  income taxes               (49)         (6)     (55)         (82)        (8)      (90)
Income tax benefit/(charge)                (2)          -       (2)           2          -         2
                                      -------     -------  -------      -------    -------   -------
Net (loss)                                (51)         (6)     (57)         (80)        (8)      (88)
                                      =======     =======  =======      =======    =======   =======

                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                    Three Months Ended June 30, 1999 and June 30, 2000

                                      Airplanes Limited              Airplanes Trust    Combined
                            -------------------------------------    ---------------  ------------
                             Share         Net      Shareholders'           Net       Shareholders
                            Capital     Liabilities    Deficit          Liabilities   Deficit/ Net
                                                                                      Liabilities
                            -------------------------------------       -----------   ------------
                           ($millions)  ($millions)  ($millions)        ($millions)    ($millions)

Balance at March 31, 1999         -       1,311          1,311               163          1,474

Net loss for the period                      51             51                 6             57

                            -------     -------        -------           -------        -------
Balance at June 30, 1999          -       1,362          1,362               169          1,531
                            =======     =======        =======           =======        =======


Balance at March 31, 2000         -       1,546          1,546               181          1,727

Net loss for the period                      80             80                 8             88

                            -------     -------        -------           -------        -------
Balance at June 30, 2000          -       1,626          1,626               189          1,815
                            =======     =======        =======           =======        =======

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                              Three Months Ended June 30,
                                           ----------------------------------------------------------------
                                                        1999                              2000
                                           ------------------------------    ------------------------------
                                           Airplanes  Airplanes              Airplanes  Airplanes
                                            Limited     Trust    Combined     Limited     Trust    Combined
                                           ---------  ---------  --------    ---------  ---------  --------
                                                     ($millions)                       ($millions)

Cash flows from operating activities
Net loss                                       (51)        (6)      (57)         (80)        (8)       (88)
Adjustment to reconcile (net loss)
to net cash provided by operating
activities:
Depreciation and amortisation                   39          4        43           39          4         43
Aircraft maintenance, net                        3          -         3           (2)        (2)        (4)
Profit on disposal of aircraft                  (1)         -        (1)           -          -          -
Deferred income taxes                            2          -         2           (2)         -         (2)
Provision for loss making leases                (3)         -        (3)           3          -          3
Provision for bad debts                          8          1         9            4          1          5
Accrued and deferred interest expense           52          5        57           67          7         74

Changes in operating assets & liabilities:
Accounts receivable                            (17)         2       (15)          (1)         1          -
Intercompany account movements                   2         (2)        -            2         (2)         -
Other accruals and liabilities                  (3)         -        (3)         (12)         2        (10)
Other assets                                                                      (2)         -         (2)
                                           -------    -------   -------      -------    -------    -------
Net cash provided by operating activities       31          4        35           16          3         19
                                           =======    =======   =======      =======    =======    =======

Cash flows from investing activities
Purchase/Sale of aircraft                        2          -         2            1          -          1
Intercompany movements - Airplanes Group
Capital and sales type leases                    2          -         2            1          -          1
                                           -------    -------   -------      -------    -------    -------
Net cash provided by investing activities        4          -         4            2          -          2
                                           =======    =======   =======      =======    =======    =======

Cash flows from financing activities
Decrease in indebtedness                       (43)        (4)      (47)         (28)        (3)       (31)
                                           -------    -------   -------      -------    -------    -------
Net cash used in financing activites           (43)        (4)      (47)         (28)        (3)       (31)
                                           =======    =======   =======      =======    =======    =======

Net decrease in cash                            (8)         -        (8)         (10)         -        (10)

Cash at beginning of period                    218          6       224          197          6        203
                                           -------    -------   -------      -------    -------    -------

Cash at end of period                          210          6       216          187          6        193
                                           =======    =======   =======      =======    =======    =======
Cash paid in respect of:
Interest                                        51          5        56           48          5         53
                                           =======    =======   =======      =======    =======    =======

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

     On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at June 30, 2000 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

     The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 2000 and for the three month periods ending June 30, 2000 and June 30, 1999. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 8) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2000, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes
- Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of AerFi Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at June 30, 2000, 30 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At June 30, 2000, 192 of the remaining 198 Aircraft were on lease to 69 operators in 38 countries.

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

Recent Developments

The aircraft leasing industry is currently being adversely affected by a significant increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types, particularly older widebody aircraft. Airplanes Group has 28 Aircraft to remarket before June 30, 2001. These include (6 x B737 300's/400's, 6 x B727/B737-200A's, 5 x DHC 8-300's, 6 x MD83's and 1 x
B767-300). As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing certain of these Aircraft at satisfactory lease rates and without incurring substantial downtime. The Servicer is in discussions with two lessees concerning lease receivables which may result in the Aircraft being repossessed. In the event that the Servicer decides to repossess these Aircraft, Airplanes Group would have additional Aircraft to place in the current market environment.

At June 30, 2000, five lessees operated thirteen Aircraft representing 9.10% of the Aircraft by Appraised Value in Turkey. Four of these carriers operate charter flights which are heavily dependent on foreign tourists travelling to Turkey. Any fall-off in tourist traffic may adversely affect the ability of these carriers to operate and meet their obligations under the leases. In addition, the recent weakness in the value of the Deutsche Mark, the principal currency in which Turkish Airlines receive their revenues (when compared against the US dollar), may affect the ability of the Airlines to meet the US dollar denominated rental and other payments due under the leases. Since June 30, 2000, the Servicer, on behalf of Airplanes Group, has repossessed two B737-400 Aircraft, representing 1.43% of the Aircraft by Appraised Value from one Turkish lessee. At June 30, 2000 the lessee was $3.0 million in arrears.

During 1999 Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. While there have been some stabilisation in the Brazilian economy in recent months any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the US dollar-denominated rental payments under the leases. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries. At June 30, 2000, Airplanes Group leased 64 Aircraft representing 29.67% of its portfolio by Appraised Value to operators in Latin America of which 14 Aircraft representing 10.97% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate ten Aircraft, representing 6.53% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the US dollar denominated rental payments under the leases. During the three months ended June 30, 2000, one lessee with whom the Servicer, on behalf of Airplanes Group, previously entered into a restructuring agreement, had again failed to meet all of its obligations under its leases. The Servicer is currently in discussion with the lessee in respect of these matters, which may result in Aircraft being repossessed.

At June 30, 2000, an Irish lessee of one Aircraft, representing 0.31% of the Portfolio by Appraised Value was $4.2 million in arrears. A rescheduling of the lessee's balance had been negotiated between the lessee and the Servicer, under which the lessee undertook to repay the debt during July 2000. However, the lessee has not made payments in accordance with the rescheduling agreement, and as a result the Servicer is in discussions with the lessee.

In 1998 and 1999 the economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the US dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. Several airlines in the region rescheduled their aircraft purchase obligations, reduced headcount and eliminated certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that occurred in 1998 and 1999 and still prevail in certain parts of the region last for a significant period of time these will continue to have an adverse impact on operators in the region as well as global aircraft demand. At June 30, 2000, Airplanes Group leased 17 Aircraft, representing 8.55% of its portfolio by Appraised Value, to operators in Asia and the Far East.

The U.S. Federal Aviation Administration (the "FAA") recently issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At June 30, 2000, 21.9% of the Aircraft in the portfolio by Appraised Value were MD11s and MD80s. Airplanes Group could incur significant costs in ensuring the Aircraft comply with these standards which could impact adversely on Airplanes Group's results of operations. It is currently not clear whether, or to what extent, manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft in compliance with such new standards.

Results of Operations - Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

Airplanes Group's results for the three months ended June 30, 2000 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its Aircraft, in particular widebody Aircraft, and increased levels of Aircraft downtime. Overall, Airplanes Group generated $19 million in cash from operations in the three months to June 30, 2000 compared to $35 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to June 30, 2000 is primarily attributable to a reduction in lease revenues due to a greater number of off lease Aircraft during the three months ended June 30, 2000 and previous Aircraft sales. In addition, there was a net outflow of maintenance reserves in the three months to June 30, 2000 as compared with a net inflow in the three months to June 30, 1999. There was a net loss after taxation for the three months to June 30, 2000 of $88 million (Airplanes
Limited: $80 million; Airplanes Trust: $8 million) compared to a net loss after taxation for the three months to June 30, 1999 of $57 million (Airplanes
Limited: $51 million; Airplanes Trust: $6 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest, a reduction in revenue due to Aircraft downtime and provisions for loss making leases.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended June 30, 2000 were $116 million (Airplanes Limited: $106 million; Airplanes Trust: $10 million) compared with $129 million (Airplanes Limited: $118 million; Airplanes
Trust: $11 million) for the three months ended June 30, 1999. The decrease in 2000 was primarily attributable to the reduction in the number of Aircraft on lease in the period to June 30, 2000, as a consequence of a greater number of Aircraft off lease during the three months ended June 30, 2000 and to a lesser extent, previous Aircraft sales. At June 30, 2000, Airplanes Group had 192 of its 198 Aircraft on lease (Airplanes Limited: 174 Aircraft; Airplanes Trust: 18 Aircraft) compared to 200 of its 201 Aircraft on lease (Airplanes Limited: 182 Aircraft; Airplanes Trust: 18 Aircraft) at June 30, 1999.

Aircraft Sales

Sales revenues of $1 million (Airplanes Limited: $1 million, Airplanes Trust:
$Nil) in respect of the sale of an airframe of one A300 Aircraft were received in the three months ended June 30, 2000. Sales revenues of $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of the sale of one B737-200 Aircraft and an engine from an A300 Aircraft, the airframe of which had previously been sold, were received in the three months ended June 30, 1999. The net book values of the Aircraft sold were $1 million (Airplanes
Limited: $1 million, Airplanes Trust: Nil) in the period ended June 30, 2000 and June 30, 1999.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 2000 amounted to $43 million (Airplanes Limited: $39 million; Airplanes Trust:
$4 million) which is comparable with $43 million (Airplanes Limited: $39 million; Airplanes Trust: $4 million) for the comparative period in 1999.

Net Interest Expense

Net interest expense was $127 million (Airplanes Limited: $115 million; Airplanes Trust: $12 million) in the three month period ended June 30, 2000 compared to $110 million (Airplanes Limited: $100 million; Airplanes Trust: $10 million) in the three month period ended June 30, 1999. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $17 million and lower average debt in the three months to June 30, 2000 being offset by a higher interest rate. In addition, the net interest expense for the three month period ended June 30, 1999 included an expense of $1 million recognised on the value of swaptions.

The weighted average interest rate on the Class A - D Notes during the three months to June 30, 2000 was 7.44% and the average debt in respect of the Class A - D Notes outstanding during the period was $2,501 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to June 30, 1999 was 6.34% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,239 million.

The difference for the three months ended June 30, 2000 in Airplanes Group's net interest expense of $127 million (Airplanes Limited: $115 million; Airplanes Trust: $12 million) and cash paid in respect of interest of $53 million (Airplanes Limited: $48 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 2000, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) compared with $3 million in the three months ended June 30, 1999 (Airplanes Limited: $3 million; Airplanes Trust: Nil).

At June 30, 2000, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $289 million.

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $5 million in respect of bad and doubtful debts (Airplanes Limited: $4 million; Airplanes
Trust: $1 million) in the three months ended June 30, 2000, compared with an overall net charge of $9 million for the three months ended June 30, 1999 (Airplanes Limited: $8 million; Airplanes Trust: $1 million). The net charge in the three months ended

June 30, 2000 was primarily as a result of provisions in respect of one Turkish lessee, one Colombian lessee and one Irish lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. In the three months to June 30, 2000, the significant "loss making" leases signed related to two B737-400 Aircraft and one B737-200 Aircraft on lease to two European lessees and three DC9 Aircraft on lease to a North American lessee. Consequently, there was an overall net charge of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil million) in respect of `loss making' leases in the three months ended June 30, 2000, compared with the three month period to June 30, 1999, where there was an overall net release of $3 million (Airplanes Limited:
$3 million; Airplanes Trust: $Nil million).

Other Lease Costs

Other lease costs, comprising mainly Aircraft related technical expenditure, in the three months ended June 30, 2000 amounted to $8 million (Airplanes Limited:
$8 million; Airplanes Trust: $Nil million) compared to other lease costs of $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) in the three months to June 30, 1999. The increase in the three months ended June 30, 2000 is attributable to an increased number of Aircraft being remarketed during the three months ended June 30, 2000. Included in the three months ended June 30, 2000 is a release of $1 million in relation to a continuing review of the adequacy of maintenance reserves when Aircraft are re-leased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to June 30, 2000 amounted to $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million). This is a comparable expense to that incurred in the three months to June 30, 1999 of $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million).

The most significant element of selling, general and administrative expenses are the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to June 30, 2000 and the three months to June 30, 1999 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to June 30, 2000 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $2 million for the period to June 30, 1999.

Operating Loss

The operating loss for the three months ended June 30, 2000 was $90 million (Airplanes Limited: $82 million; Airplanes Trust: $8 million) compared with an operating loss of $55 million for the three months ended June 30, 1999 (Airplanes Limited: $49 million; Airplanes Trust: $6 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $2 million (Airplanes Limited: $2 million; Airplanes Trust : Nil) required in the three months to June 30, 2000, as compared with a tax charge of $2 million (Airplanes Limited: $2 million, Airplanes Trust: $Nil) for the three months ended June 30, 1999.

Net Loss

The net loss after taxation for the three months ended June 30, 2000 was $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million) compared with a net loss after taxation for the three months ended June 30, 1999 of $57 million (Airplanes Limited: $51 million; Airplanes Trust: $6 million).

Financial Resources and Liquidity

(a)  Commentary on Statement of Cashflows

     There was an overall net decrease in cash of $10 million for the three months to June 30, 2000, compared with a net decrease in cash of $8 million for the three months to June 30, 1999.

     Liquidity

     The cash balances at June 30, 2000 amounted to $193 million (Airplanes
     Limited: $187 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 1999 of $203 million (Airplanes Limited: $197 million; Airplanes Trust: $6 million.)

     Operating Activities

     Net cash provided by operating activities in the three months ended June 30, 2000 amounted to $19 million (Airplanes Limited: $16 million; Airplanes Trust: $3 million) compared with $35 million in the three months ended June 30, 1999 (Airplanes Limited: $31 million; Airplanes Trust: $4 million). This includes cash paid in respect of interest of $53 million in the three months to June 30, 2000 (Airplanes Limited: $48 million; Airplanes Trust: $5 million) compared with $56 million in the three months to June 30, 1999 (Airplanes Limited: $51 million; Airplanes Trust: $5 million). The decrease in cash provided by operating activities in the three month period to June 30, 2000 is primarily attributable to a reduction in lease revenues due to Aircraft sales and a greater number of off lease Aircraft in the three months to June 30, 2000. In addition, there was an increase in the level of maintenance payments in the three month period to June 30, 2000.

     Investing and Financing Activities

     Cash flows from investing activities in the three months to June 30, 2000 reflect the cash provided by capital and sales type leases which was $1 million (Airplanes Limited: $1 million; Airplanes Trust: Nil) as compared with $2 million in the three months ended June 30, 1999 (Airplanes
     Limited: $2 million; Airplanes Trust: Nil). In the three months ended June 30, 2000, Airplanes Group also received sales proceeds of $1 million (Airplanes Limited: $1 million; Airplanes Trust: Nil) compared to the receipt of $2 million (Airplanes Limited: $2 million, Airplanes Trust:
     Nil) in the three months ended June 30, 1999.

     Cash flows from financing activities in the three months to June 30, 2000 primarily reflect the repayment of $31 million of principal on Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $28 million; Airplanes Trust: $3 million) compared with $47 million of principal repaid on Subclass A6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $43 million; Airplanes Trust: $4 million) in the three months to June 30, 1999. The decrease in principal repayments in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, is due to a decrease in cash provided by operating activities as discussed above.

     Indebtedness

     Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,606 million (Airplanes Limited: $3,285 million; Airplanes Trust:
     $321 million) at June 30, 2000 and $3,796 million (Airplanes Limited:
     $3,458 million; Airplanes Trust: $338 million) at June 30, 1999. Airplanes Group had $591 million Class E Notes outstanding at June 30, 2000 and June 30, 1999. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

(b) Comparison of Actual Cash Flows versus the 1998 Adjusted Base Case for the Three Month Period ended July 17, 2000.

     The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes US Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

     The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to the Company's Form 10-K which is on file at the Securities and Exchange Commission and pages 3 to 8 of this Form 10-Q Report.

     For the purposes of this report, the "Three Month Period", comprises information from the monthly cash reports dated May 15, 2000 through to July 17, 2000. The financial data in these reports includes cash receipts from April 12, 2000 (first day of the Collection Period for the May 2000 Report) up to July 11, 2000 (last day of the Collection Period for the July 2000 Report). Page 26 presents the cumulative cashflow information from March 1998 to the July 2000 Payment Date. This report, however, limits its commentary to the Three Month Period.

     The March 16, 1998 Offering Memorandum (the "Offering Memorandum") for the Notes contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "1998 Base Case"). The 1998 Base Case has been adjusted to take account of 19 Aircraft sales which have occurred (three DC8-71Fs, one B737-300, four B737-200As, three A300-B4-100s and eight
     DC9s) and which were not anticipated in the 1998 Base Case (the "Adjusted Base Case"). For the purpose of this report, "Net Cash Collections" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments. A discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period is given below and should be read in conjunction with the analysis on page 25.

     Cash Collections

     "Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals less Movement in Current Arrears Balance and Net Stress-related Costs), Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts. In the Three Month Period, Airplanes generated approximately $106.9 million in Total Cash Collections, $6.9 million less than the Adjusted Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown on page 24).

     [2]  Renegotiated Leases

          Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $0.3 million and relates to leases renegotiated with two lessees. The new rentals were reset at the then prevailing market rate for these Aircraft types in exchange for lease extensions.

     [3] Rental Resets Including Interest Rate Adjustments for Floating Rate Leases

          Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the Adjusted Base Case, including lease rate adjustments for changes in interest rates on floating rate leases. This amounted to $1.1 million in the Three Month Period.

     [5]  Contracted Lease Rentals

          Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the Adjusted Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Three Month Period, Contracted Lease Rentals were $115.6 million, $1.4 million less than assumed in the Adjusted Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

     [6]  Movement in Current Arrears Balance

          Current Arrears is the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. There was a net negative movement of $1.5 million in the Current Arrears balance over the Three Month Period.

     Net Stress-Related Costs

     Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The Adjusted Base Case assumed gross stress-related costs equal to 6.0% of the 1998 Base Case Lease Rentals. However, the Adjusted Base Case also assumed the recovery of certain deferred arrears equal to 0.4% of the Adjusted Base Case Lease Rentals in the Three Month Period resulting in an overall Net Stress-Related Costs assumption of 5.6% of the Adjusted Base Case Lease Rentals. For the Three Month Period, net stress-related costs incurred amounted to a net cash outflow of $7.5 million (6.4% of Lease Rentals) compared to $6.6 million outflow assumed in the Adjusted Base Case, a variance of $1.0 million that is due to the following five factors described in items [8] to [12] below.

     [8]  Bad Debts

          Bad Debts are arrears owed by lessees who have defaulted and which are deemed irrecoverable. There were no bad debts during the Three Month Period.

     [9]  Deferred Arrears Balance

          Deferred Arrears Balance refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.8 million in accordance with these restructurings.

     [10] Aircraft on Ground ("AOG")

          AOG is defined as the Adjusted Base Case lease rental lost when an Aircraft is off-lease and non-revenue earning. Airplanes Group had ten off lease Aircraft at various different times during the Three Month Period and at June 30, 2000, six Aircraft were AOG.

     [11] Other Leasing Income

          Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, other leasing income amounted to $0.4 million.

     [12] Repossession Costs

          Repossession Costs cover legal and aircraft technical costs incurred as a result of repossessing an Aircraft. In the Three Month Period, Airplanes Group experienced no Aircraft repossession costs. Two B737-400 Aircraft were repossessed from a Turkish lessee in July 2000. However, no costs were incurred in respect of these repossessions in the Three Month Period.

     [14] Net Lease Rentals

          Net Lease Rentals is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-related Costs. In the Three Month Period, net lease rentals amounted to $106.6 million, $3.8 million less than assumed in the Adjusted Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

     [15] Interest Earned

          Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $120 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, interest earned amounted to $2.9 million, $0.4 million more than assumed in the Adjusted Base Case. The difference is due to a combination of two factors. The Adjusted Base Case made no assumption as to the interest earned on the intra-month cash balances in the Collection Account and Expense Account and the average actual reinvestment rate for the Three Month Period was 6.4% as compared to 5.75% assumed in the Adjusted Base Case.

     [16] Aircraft Sales

          $0.6 million was received in respect of the sale of one A300 airframe during the Three Month Period, $0.3 million less than the Adjusted Base Case which assumed that all of the proceeds on the sale of that airframe were received in the Three Month Period. A deposit of $0.3 million had been received in a prior period.

     [17] Net Maintenance

          Net Maintenance refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, negative net maintenance costs of $3.2 million were incurred. The Adjusted Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance revenue will exactly equal maintenance expenses.

     CASH EXPENSES

     "Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $27.3 million compared to $11.1 million assumed in the Adjusted Base Case. A number of offsetting factors discussed below have given rise to this.

     Aircraft Operating Expenses includes all operational costs related to the leasing of Aircraft including costs of insurance, re-leasing and other overhead costs.

     [20] Re-leasing and other overhead costs

          Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period these costs amounted to $12.2 million (or 10.4% of Lease Rentals) compared to $2.4 million (or 2% of Lease Rentals) assumed in the Adjusted Base Case. Actual Re-leasing and other overhead costs have exceeded the Adjusted Base Case assumption primarily due to high transition costs on Aircraft delivering to new lessees and the level of payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

          SG&A Expenses relate to fees paid to the Servicer and to other service providers.

     [21] Aircraft Servicer Fees

          The Aircraft Servicer Fees are defined as amounts paid to the Servicer in accordance with the terms of the Servicing Agreement. In the Three Month Period, the total Aircraft Servicer fee paid was $10.5 million, $4.8 million more than assumed in the Adjusted Base Case, as certain core cashflow and sales incentive fees were paid in the Three Month Period.

          Aircraft Servicer Fees consist of:
                                                                     $mm
                                                                     ---
          Retainer Fee.............................................. 5.5
          Minimum Incentive Fee (FY00).............................. 1.5
          Core Cashflow/Sales Incentive Fee (FY97 - FY 99).......... 3.5
                                                                    ----
          Total Servicer Fee........................................10.5
                                                                    ====

          The Retainer Fee is a fixed amount per month per Aircraft and changes only as Aircraft are sold.

     [23] Other Servicer Fees

          Other Servicer Fees relate to fees and expenses paid to other Service providers including the Administrative Agent, financial advisors, legal advisors, accountants and the directors. In the Three Month Period, Other Servicer Fees amounted to $4.6 million, $1.5 million more than an assumed expense of $3.1 million in the Adjusted Base Case.

     [30] Interest Payments and [31] Swap Payments

          In the Three Month Period, interest payments to investors amounted to $57.5 million. This is $3.4 million higher than the Adjusted Base Case, which assumed interest costs for the Three Month Period to be $54.1 million. The variance reflects differences in actual amounts outstanding on each bond class, and a higher than expected level of average interest rates offset by no interest payments to the E-Noteholders (refer to Item [33] below). The Adjusted Base Case assumed LIBOR to be 5.75% whereas the average monthly LIBOR rate was 6.4%.

          Airplanes Group had net swap receipts of $0.2 million compared with costs of $0.1 million assumed in the Adjusted Base Case for the Three Month Period.

     [33] Principal Payments

          In the period from March 11, 1998 to July 17, 2000, total principal payments to investors amounted to $490.4 million, (comprising of $413.6 million to Class A investors, $46.7 million to Class B investors, $25.2 million to Class C investors and $4.9 million to Class D investors), $68.8 million less than assumed in the Adjusted Base Case. The breakdown of the $68.8 million variance is set out on page 26. In the Three Month Period, total principal payments to investors amounted to $24.2 million, (comprising of $23.7 million to Class A investors and $0.5 million to Class B investors), $24.3 million less than assumed in the Adjusted Base Case. The breakdown of the $24.3 million variance is set out on page 25.

          Applying the declining value assumptions to the original March 1996 fleet appraisal and adjusting for Aircraft sales, the total appraised value was assumed to be $4,073.0 million at March 15, 1998 and $3,540.5 million at July 17, 2000. The fleet is appraised annually and the most recent appraisal dated February 18, 2000 valued the existing fleet at $3,330.1 million. Details of this Appraisal is contained in Appendix 1. Applying the declining value assumptions to the February 2000 fleet appraisal, the total appraised value was $3,257.6 million at July 17, 2000.

          Based on the appraisals dated February 18, 2000, the decline in Aircraft valuations in the year to February 2000 was approximately $15 million less than the decrease implied by the Aircraft depreciation schedules that forms part of the terms of the Notes. However, as a consequence of the decline in appraised values experienced in the year to February 1999, combined with overall cash performance, Airplanes Group has continued to pay Class A Principal Adjustment Amounts from the March 2000 Payment Date (the first Payment Date for which the 2000 appraisals were effective). Cashflows were sufficient on the March and April 2000 Payment Dates to pay the Class C and Class D Scheduled Principal Amounts and Class E Minimum Interest. However, as a result of an adverse movement in cashflow performance in the Three Month Period which arose due to the factors described above, available cashflows were not sufficient to pay all of the scheduled Class A Principal Adjustment Amounts in the Three Month Period. As a result, no payments of the Class C and D Scheduled Principal Amounts were made in the Three Month Period.

          Consequently at July 17, 2000, Class A Principal Adjustment Amounts outstanding were $15 million and total deferrals of Class C and Class D Scheduled Principal Amounts amounted to $3.8 million and $1.6 million respectively. The Class E Minimum Interest Amount was also suspended in the Three Month Period.

          There can be no assurances that these arrears will be paid in full or that variations in future cashflows, which are currently suffering from adverse pressure on market lease rates, or future appraisals will not lead to further suspension of Class C and Class D Scheduled Principal Amounts and Class E Minimum Interest Amounts.

Note               Report Line Name                    Description
----               ----------------                    -----------
                   CASH COLLECTIONS
[1]                Lease Rentals.......................Assumptions as per the Adjusted Base Case
[2]                - Renegotiated Leases...............Change in contracted rental cash flow caused by a renegotiated lease
[3]                - Rental Resets.....................Re-leasing events where new lease rate deviated from the Adjusted Base Case
[4]                - Other.............................
[5]  sum [1].[4]   Contracted Lease Rentals............Current Contracted Lease Rentals due as at the latest Calculation Date
[6]                Movement in Current Arrears Balance.Current contracted lease rentals not received as at the latest Calculation
                                                       Date, excluding Bad Debts
[7]                Less Net Stress related Costs
[8]                - Bad Debts.........................Arrears owed by former lessees and deemed irrecoverable
[9]                - Deferred Arrears Balance..........Current arrears that have been capitalised and restructured as a Note Payable
[10]               - AOG...............................Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]               - Other Leasing Income..............Includes lease termination payments, rental guarantees and late payments charges
[12]               - Repossession......................Legal and technical costs incurred in repossessing Aircraft.
[13] sum [8].[12]  Sub-total
[14] [5]+[6]+[13]  Net Lease Rentals...................Contracted Lease Rentals less Movement in Current Arrears Balance and Net
                                                       Stress related costs
[15]               Interest Earned.....................Interest earned on monthly cash balances
[16]               Aircraft Sales......................Proceeds, net of fees and expenses, from the sale of Aircraft.
[17]               Net Maintenance.....................Maintenance Revenue Reserve received less reimbursements to lessees
[18]               Other Receipts......................Net proceeds received from the sale of shares held in an airline.
[19] sum [14].[18] Total Cash Collections..............Net Lease Rentals + Interest Earned + Aircraft Sales + Net Maintenance +
                                                       Other Receipts
                   CASH EXPENSES
                   Aircraft Operating Expenses.........All operational costs related to the leasing of aircraft.
[20]               - Releasing and Other Overheads.....Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                   SG&A Expenses
[21]               Aircraft Servicer Fees..............Monthly and annual fees paid to Aircraft Servicer
                   - Retainer Fee......................Fixed amount per month per aircraft
                   - Minimum Incentive Fee.............Minimum annual fee paid to Servicer for performance above an annually agreed target.
                   - Core Cashflow/Sales Incentive.....Fees (in excess of Minimum Fee above) paid to Servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]          Sub-total
[23]               Other Servicer Fees and Other       Administrative Agent, trustee and professional fees paid to other service
                   Overheads...........................providers and other overheads
[24] [22]+[23]     Sub-total
[25] [20]+[24]     Total Cash Expenses.................Aircraft Operating Expenses + SG&A Expenses

                   NET CASH COLLECTIONS
[26] [19]          Total Cash Collections..............Line 19 above
[27] [25]          Total Cash Expenses.................Line 25 above
[28]               Movement in Expense Account.........Relates to reduction in accrued expense amounts
[29]               Refinancing Expenses (accrued March Costs relating to the March 98 refinancing accrued on closing and paid post
                   98).................................March 98
[30]               Interest Payments...................Interest paid on all outstanding debt
[31]               Swap payments                       Net swap payments (paid)/received
[32] sum [26].[31] Total

[33]               PRINCIPAL PAYMENTS                  Principal payments on debt

              Airplanes Cashflow Performance for the Period from April 12, 2000 to July 17, 2000 (3 Months)
                        Comparison of Actual Cashflows versus Adjusted Base Case* Cashflows

                                                                                  % of 1998 Lease Rentals under
                                                                                      the Adjusted Base Case
                                                              Adjusted                       Adjusted
                                                     Actual  Base Case*  Variance   Actual  Base Case*  Variance    Base Case**
                                                                Case*
              CASH COLLECTIONS                           $M        $M       $M                                            $M
1             Lease Rentals                           117.0     117.0     (0.0)     100.0%     100.0%      0.0%          121.5
2              -  Renegotiated Leases                 (0.3)       0.0     (0.3)      (0.2%)      0.0%    (0.2%)            0.0
3              -  Rental Resets                       (1.1)       0.0     (1.1)      (1.0%)      0.0%    (1.0%)            0.0
4              -  Other                                0.0        0.0      0.0        0.0%       0.0%     0.0%             0.0
                                                   -------   --------   ------     ------     ------   ------         --------
5      1 - 4  Contracted Lease Rentals               115.6      117.0     (1.4)      98.8%     100.0%    (1.2%)          121.5
6             Movement in Current Arrears Balance     (1.5)       0.0     (1.5)      (1.2%)      0.0%    (1.2%)            0.0
7             less Net Stress Related Costs
8              -  Bad Debts                            0.0       (1.2)     1.2        0.0%      (1.0%)    1.0%            (1.2)
9              -  Deferred Arrears Balance             0.8        0.5      0.3        0.7%       0.4%     0.2%             0.5
10             -  AOG                                 (8.7)      (4.9)    (3.8)      (7.5%)     (4.2%)   (3.2%)           (5.1)
11             -  Other Leasing Income                 0.4        0.0      0.4        0.3%       0.0%     0.3%             0.0
12             -  Repossession                         0.0       (0.9)     0.9        0.0%      (0.8%)    0.8%            (1.0)
                                                   -------   --------   ------     ------     ------   ------         --------
13     8 - 12 Sub-total                               (7.5)      (6.6)    (1.0)      (6.4%)     (5.6%)   (0.8%)           (6.8)
14     5+6+13 Net Lease Rental                       106.6      110.5     (3.8)      91.1%      94.4%    (3.3%)          114.7
15            Interest Earned                          2.9        2.5      0.4        2.5%       2.1%     0.4%             2.5
16            Aircraft Sales                           0.6        0.9     (0.3)       0.5%       0.7%    (0.3%)            0.0
17            Net Maintenance                         (3.2)       0.0     (3.2)      (2.7%)      0.0%    (2.7%)            0.0
18            Other Receipts                           0.0        0.0      0.0        0.0%       0.0%     0.0%             0.0
                                                   -------   --------   ------     ------     ------   ------         --------
19     14-18  Total Cash Collections                 106.9      113.8     (6.9)      91.4%      97.3%    (5.9%)          117.2
                                                   -------   --------   ------     ------     ------   ------         --------

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads     (12.2)      (2.4)    (9.9)     (10.4%)     (2.0%)   (8.4%)           (2.4)

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                        (5.5)      (5.3)    (0.1)      (4.7%)     (4.5%)   (0.1%)           (5.3)
               -  Minimum Incentive Fee               (1.5)      (0.4)    (1.1)      (1.3%)     (0.3%)   (1.0%)           (0.4)
               -  Core Cashflow/Sales Incentive
                    Fee                               (3.5)       0.0     (3.5)      (3.0%)      0.0%    (3.0%)            0.0
                                                   -------   --------   ------     ------     ------   ------         --------
22      21    Sub-total                              (10.5)      (5.7)    (4.8)      (9.0%)     (4.9%)   (4.1%)           (5.7)
23            Other Servicer Fees and Other
                Overheads                             (4.6)      (3.1)    (1.6)      (4.0%)     (2.6%)   (1.4%)           (3.1)
                                                   -------   --------   ------     ------     ------   ------         --------
24     22+23  Sub-total                              (15.1)      (8.8)    (6.4)     (12.9%)     (7.5%)   (5.4%)           (8.8)
                                                   -------   --------   ------     ------     ------   ------         --------
25     24+20  Total Cash Expenses                    (27.3)     (11.1)   (16.2)     (23.4%)     (9.5%)  (13.9%)          (11.2)
                                                   =======   ========   ======     ======     ======   ======         ========

              NET CASH COLLECTIONS
26      19    Total Cash Collections                 106.9      113.8     (6.9)      91.4%      97.3%    (5.9%)          117.2
27      25    Total Cash Expenses                    (27.3)     (11.1)   (16.2)     (23.4%)     (9.5%)  (13.9%)          (11.2)
28            Movement in Expense Account              2.0        0.0      2.0        1.7%       0.0%     1.7%             0.0
29            Refinancing Expenses (accrued Mar 98)    0.0        0.0      0.0        0.0%       0.0%     0.0%             0.0
30            Interest Payments                      (57.5)     (54.1)    (3.4)     (49.1%)    (46.2%)   (2.9%)          (55.2)
31            Swap Payments                            0.2       (0.1)     0.2        0.1%      (0.1%)    0.2%            (0.1)
                                                   -------   --------   ------     ------     ------   ------         --------
32    26-31   TOTAL                                   24.2       48.5    (24.3)      20.7%      41.5%   (20.7%)           50.7
                                                   =======   ========   ======     ======     ======   ======         ========

33            PRINCIPAL PAYMENTS
              Subclass A6                             23.7       38.6   (14.9)       20.3%      33.0%   (12.8%)           40.7
              Subclass B                               0.5        4.5    (4.0)        0.4%       3.8%    (3.4%)            4.6
              Subclass C                               0.0        3.8    (3.8)        0.0%       3.2%    (3.2%)            3.8
              Subclass D                               0.0        1.6     (1.6)       0.0%       1.4%    (1.4%)            1.6
                                                   -------   --------   ------     ------     ------   ------         --------
              Total                                   24.2       48.5    (24.3)      20.7%      41.5%   (20.7%)           50.7
                                                   =======   ========   ======     ======     ======   ======         ========

              Debt Balances at July 17, 2000
              Subclass A4                            200.0      200.0                                                    200.0
              Subclass A6                            530.0      481.3                                                    543.0
              Subclass A7                            550.0      550.0                                                    550.0
              Subclass A8                            700.0      700.0                                                    700.0
              Subclass B                             290.3      275.7                                                    281.4
              Subclass C                             349.8      346.1                                                    346.1
              Subclass D                             395.1      393.4                                                    393.4
                                                   -------   --------                                                 --------
                                                   3,015.2    2,946.4                                                  3,013.8
                                                   ========  ========                                                 ========

                Airplanes Cashflow Performance for the Period from March 11, 1998 to July 17 2000 (28 Months)
                        Comparison of Actual Cashflows versus Adjusted Base Case* Cashflows

                                                                                  % of 1998 Lease Rentals under
                                                                                      the Adjusted Base Case
                                                              Adjusted                       Adjusted
                                                     Actual  Base Case*  Variance   Actual  Base Case*  Variance    Base Case**
                                                                Case*
              CASH COLLECTIONS                           $M        $M       $M                                            $M
1             Lease Rentals                        1,093.0    1,093.0     (0.0)     100.0%     100.0%     0.0%         1,127.0
2              -  Renegotiated Leases                 (1.9)       0.0     (1.9)      (0.2%)      0.0%    (0.2%)            0.0
3              -  Rental Resets                      (15.0)       0.0    (15.0)      (1.4%)      0.0%    (1.4%)            0.0
4              -  Other                                0.0        0.0      0.0        0.0%       0.0%     0.0%             0.0
                                                   -------   --------   ------     ------     ------   ------         --------

5      1 - 4  Contracted Lease Rentals             1,076.0    1,093.0    (17.0)      98.4%     100.0%    (1.6%)        1,127.0
6             Movement in Current Arrears Balance    (16.3)       0.0    (16.3)      (1.5%)      0.0%    (1.5%)            0.0
7             less Net Stress Related Costs
8              -  Bad Debts                           (5.2)     (11.1)     5.9       (0.5%)     (1.0%)    0.5%           (11.4)
9              -  Deferred Arrears Balance            14.9       14.9      0.0        1.4%       1.4%     0.0%            14.9
10             -  AOG                                (38.9)     (46.5)     7.6       (3.6%)     (4.3%)    0.7%           (48.0)
11             -  Other Leasing Income                 3.6        0.0      3.6        0.3%       0.0%     0.3%             0.0
12             -  Repossession                        (6.2)      (8.9)     2.7       (0.6%)     (0.8%)    0.2%            (9.1)
                                                   -------   --------   ------     ------     ------   ------         --------
13     8 - 12 Sub-total                              (31.8)     (51.6)    19.8       (2.9%)     (4.7%)    1.8%           (53.6)
14     5+6+13 Net Lease Rental                     1,028.0    1,041.4    (13.4)      94.1%      95.3%    (1.2%)        1,073.4
15            Interest Earned                         27.1       23.4      3.7        2.5%       2.1%     0.3%            23.4
16            Aircraft Sales                         137.5      137.5      0.0       12.6%      12.6%     0.0%            48.1
17            Net Maintenance                        (30.3)       0.0    (30.3)      (2.8%)      0.0%    (2.8%)            0.0
18            Other Receipts                           1.0        0.0      1.0        0.1%       0.0%     0.1%             0.0
                                                   -------   --------   ------     ------     ------   ------         --------

19    14 - 18 Total Cash Collections               1,163.4    1,202.3    (39.0)     106.4%     110.0%    (3.6%)        1,144.9
                                                   =======   ========   ======     ======     ======   ======         ========

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads     (63.9)     (22.2)   (41.8)      (5.8%)     (2.0%)   (3.8%)          (22.8)

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                       (50.1)     (49.6)    (0.5)      (4.6%)     (4.5%)   (0.0%)          (49.6)
               -  Minimum Incentive Fee               (4.5)      (3.5)    (1.0)      (0.4%)     (0.3%)   (0.1%)           (3.5)
               -  Core Cashflow/Sales Incentive
                    Fee                               (3.5)       0.0     (3.5)      (0.3%)      0.0%    (0.3%)            0.0
                                                   -------   --------   ------     ------     ------   ------         --------
22      21    Sub-total                              (58.1)     (53.1)    (5.1)      (5.3%)     (4.9%)   (0.5%)          (53.1)
23            Other Servicer Fees and Other
                Overheads                            (32.1)     (28.6)    (3.5)      (2.9%)     (2.6%)   (0.3%)          (28.6)
                                                   -------   --------   ------     ------     ------   ------         --------
24     22+23  Sub-total                              (90.2)     (81.7)    (8.5)      (8.3%)     (7.5%)   (0.8%)          (81.7)
                                                   -------   --------   ------     ------     ------   ------         --------

25     24+20  Total Cash Expenses                   (154.1)    (103.8)   (50.3)     (14.1%)     (9.5%)   (4.6%)         (104.5)
                                                   =======   ========   ======     ======     ======   ======         ========

              NET CASH COLLECTIONS
26      19    Total Cash Collections                1,163.4   1,202.3    (39.0)     106.4%     110.0%    (3.6%)        1,144.9
27      25    Total Cash Expenses                   (154.1)    (103.8)   (50.3)     (14.1%)     (9.5%)   (4.6%)         (104.5)
28            Movement in Expense Account              24.7       0.0     24.7        2.3%       0.0%     2.3%             0.0
29            Refinancing Expenses (accrued
                Mar 98)                               (16.8)       0.0    (16.8)      (1.5%)      0.0%    (1.5%)            0.0
30            Interest Payments                     (525.5)    (537.4)    12.0      (48.1%)    (49.2%)    1.1%          (546.8)
31            Swap Payments                           (1.3)      (1.9)     0.6       (0.1%)     (0.2%)    0.1%            (1.9)
                                                   -------   --------   ------     ------     ------   ------         --------

32    26 - 31 TOTAL                                  490.4      559.1    (68.8)      44.9%     51.2%     (6.3%)          491.7
                                                   =======   ========   ======     ======     ======   ======         ========
33            PRINCIPAL PAYMENTS
              Subclass A5                             93.6       93.6     (0.0)       8.6%      8.6%     (0.0%)           93.6
              Subclass A6                            320.0      368.7    (48.7)      29.3%     33.7%     (4.5%)          307.0
              Subclass B                              46.7       61.3    (14.6)       4.3%      5.6%     (1.3%)           55.6
              Subclass C                              25.2       28.9     (3.7)       2.3%      2.6%     (0.3%)           28.9
              Subclass D                               4.9        6.6     (1.6)       0.5%      0.6%     (0.2%)            6.6
                                                   -------   --------   ------     ------     ------   ------         --------
              Total                                  490.4      559.1    (68.8)      44.9%     51.2%     (6.3%)          491.7
                                                   =======   ========   ======     ======     ======   ======         ========

              Debt Balances at July 17, 2000
              Subclass A4                            200.0      200.0                                                   200.0
              Subclass A5                              0.0      (0.0)                                                    (0.0)
              Subclass A6                            530.0      481.3                                                    543.0
              Subclass A7                            550.0      550.0                                                    550.0
              Subclass A8                            700.0      700.0                                                    700.0
              Subclass B                             290.3      275.7                                                    281.4
              Subclass C                             349.8      346.1                                                    346.1
              Subclass D                             395.1      393.4                                                    393.4
                                                   -------   --------                                                 --------
                                                   3,015.2    2,946.4                                                  3,013.8
                                                   =======   ========                                                 ========

Coverage Ratios
                                                      Mar-98                           Adjusted
                                                     Closing           Actual        Base Case*
                                                     -------           ------        ----------
               Net Cash Collections                                     490.4             559.1

               Add Back Interest and Swap Payments                      526.8             539.4

      A        Net Cash Collections                                   1,017.1           1,098.5
               (excl. interest and swap
               payments)
      B        Swaps                                                      1.3               1.9
      c        Class A Interest                                         302.0             306.8
      d        Class A Minimum                                            0.0               0.0
      e        Class B Interest                                          46.4              47.0
      f        Class B Minimum                                           41.4              31.7
      g        Class C Interest                                          69.4              68.8
      h        Class D Interest                                         101.3             101.0
      I        Class A Principal Adjustment                             288.9               0.0
      j        Class C Scheduled                                         25.2              28.9
      k        Class D Scheduled                                          4.9               6.6
      l        Permitted Aircraft                                         0.0               0.0
               Modifications
      m        Step-up Interest                                           0.0               0.0
      n        Class E Minimum                                            6.4              13.8
      o        Class B Supplemental                                       5.2              29.6
      p        Class A Supplemental                                     124.6             462.3
                                                                     --------           -------
               Total                                                  1,017.1           1,098.5
                                                                     --------           -------
     [1]       Interest Coverage
               Class A                                                    3.4               3.6  = a/(b+c)
               Class B                                                    2.9               3.1  = a/(b+c+d+e)
               Class C                                                    2.2               2.4  = a/(b+c+d+e+f+g)
               Class D                                                    1.8               2.0  = a/(b+c+d+e+f+g+h)

     [2]       Debt Coverage Ratio
               Class A                                                    3.4               3.6  = a/(b+c+d)
               Class B                                                    2.6               2.8  = a/(b+c+d+e+f)
               Class C                                                    1.2               1.9  = a/(b+c+d+e+f+g+h+I+j)
               Class D                                                    1.2               1.9  = a/(b+c+d+e+f+g+h+I+j+k)

               Loan to Value Ratios (in US dollars)
     [3]       Expected Portfolio                    4,073.0                            3,540.5
               Value
     [4]       Adjusted Portfolio Value                               3,257.6
               Liquidity Reserve Amount
               Of which - Cash                         174.4            157.1             174.4
                             - Accrued Expenses                          12.0
                             - Letters of Credit held
                                                     -------          -------           -------
               Subtotal                                174.4            169.1             174.4
               Less Lessee Security Deposits            54.4             37.1              54.4
                                                     -------          -------           -------
               Subtotal                                120.0            132.0             120.0
                                                     -------          -------           -------
     [5]       Total Asset Value                     4,193.0          3,389.6           3,660.5

               Note Balances as at July 17,
               2000
               Class A                               2,393.6   57.1%  1,980.0  58.4%    1,931.2     52.8%
               Class B                                 337.0   65.1%    290.3  67.0%      275.7     60.3%
               Class C                                 375.0   74.1%    349.8  77.3%      346.1     69.7%
               Class D                                 400.0   83.6%    395.1  89.0%      393.4     80.5%
                                                     -------          -------           -------
                                                     3,505.6          3,015.2           2,946.4

* Adjusted Base Case equals the March 1998 Prospectus Base Case as adjusted for Aircraft sales which have occurred and which were not anticipated in the March 1998 Prospectus Base Case Assumptions

**   Base Case equals the March 1998 Prospectus Base Case.

[1] Interest Coverage Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as payable on each subclass of Notes plus the interest and minimum principal payments payable on each senior in priority of payment to the relevant subclass of Notes.

[2] Debt Service Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in In respect of the Class A Notes, Principal Adjustment Amount payments have been excluded as they are a function of aircraft values.

[3] Expected Portfolio Value represents the Initial Appraised Value of each Aircraft in the Portfolio multiplied by the Depreciation Factor at Calculation Date divided by the Depreciation Factor at Closing Date.

[4] Adjusted Portfolio Value represents the Base Value of each Aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Calculation Date divided by the Depreciation Factor at Closing

[5] Total Asset Value is equal to Total Expected/Adjusted Portfolio Value plus Liquidity Reserve Amount minus Lessee Security Deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of June 30, 2000, are as follows:

                    Annual Interest                                                                   Estimated
                          Rate           Principal Amount    Expected Final         Final           Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end      Payment Date       Maturity Date      June 30, 2000
-----------------   -----------------     --------------     -------------       -------------      -------------
                                           $ Millions                                                $ Millions
Subclass A-4        (LIBOR+.62%)                200          March 15, 2003      March 15, 2019           200
Subclass A-6        (LIBOR+.34%)                539          January 15, 2004    March 15, 2019           538
Subclass A-7        (LIBOR+.26%)                550          March 15, 2001      March 15, 2019           550
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003      March 15, 2019           697
Class B             (LIBOR+.75%)                291          March 15, 2009      March 15, 2019           286
Class C             (8.15%)                     350          March 15, 2011      March 15, 2019           321
Class D             (10.875%)                   395          March 15, 2012      March 15, 2019           324
                                              -----                                                     -----
                                              3,025                                                     2,916
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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of AerFi Group, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 2000, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,115 million. The aggregate notional principal of these Swaps will be reduced to $1,225 million by the end of the fiscal year ended March 31, 2001. These Swaps will be further reduced to an aggregate notional principal balance of $855 million by the year ended March 31, 2002 and to an aggregate notional principal balance of $225 million by the year ended March 31, 2003. None of the Swaps have maturity dates extending beyond February 2004. The aggregate fair value of the Swaps at June 30, 2000 was $14 million.

Airplanes Group Swap Book at June 30, 2000

                                                          Final
  Swap No.      Notional Amount (I)      Effective     Maturity   Fixed Rate          Estimated Fair Market
                   ($ Millions)               Date         Date  Payable(ii)      Value as at June 30, 2000
      1                 120               02/15/00     07/15/00      6.1950%                         48,515
      2                 100               01/12/00     07/15/00      6.1400%                         45,303
      3                  10               10/15/99     07/15/00      5.8650%                          6,967
      4                 115               02/24/00     08/15/00      6.2525%                         80,609
      5                  60               02/15/00     08/15/00      6.3200%                         31,750
      6                  70               04/17/00     10/15/00      6.4500%                         68,340
      7                   5               12/15/97     10/15/00      5.8475%                         14,279
      8                  15               01/15/97     11/15/00      6.0550%                         43,689
      9                   5               08/15/97     12/15/00      5.9800%                         27,945
     10                  10               10/28/99     01/15/01      5.9250%                         51,919
     11                  30               12/23/97     03/15/01      5.8175%                        170,391
     12                  10               11/17/99     04/15/01      5.8550%                        158,790
     13                  85               03/28/96     04/15/01      6.0925%                        386,282
     14                  40               10/28/97     06/15/01      5.9600%                        236,932
     15                  15               12/15/99     08/15/01      6.2000%                         99,894
     16                  20               05/27/98     04/15/02      6.2800%                        248,023
     17                  35               08/16/99     04/15/02      6.2250%                        494,687
     18                  15               12/15/99     04/15/02      6.3100%                        161,356
     19                  10               10/27/98     05/15/02      6.2900%                         73,575
     20                  75               04/17/00     05/15/02      6.7150%                        127,727
     21                 400               11/15/99     06/15/02      6.1200%                      3,644,417
     22                  10               02/16/99     07/15/02      6.2700%                        188,702
     23                  20               09/15/98     08/15/02      6.1700%                        192,039
     24                  40               06/15/00     12/15/02      7.1125%                      (113,105)
     25                 140               07/15/98     12/15/02      6.2400%                      2,015,414
     26                  25               08/25/98     02/15/03      6.3900%                        483,202
     27                  15               10/15/98     02/15/03      6.3800%                        316,770
     28                  10               11/16/98     02/15/03      6.3900%                        174,036
     29                  55               12/15/98     02/15/03      6.2840%                        822,868
     30                  15               02/15/00     03/15/03      6.3965%                        252,891
     31                  15               01/18/00     03/15/03      6.3850%                        270,172
     32                  45               06/01/99     03/15/03      6.2200%                        648,013
     33                   5               12/21/99     03/15/03      6.5875%                        337,121
     34                   0               04/15/01     04/15/03      7.1850%                       (39,778)
     35                  35               06/21/99     06/15/03      6.3100%                        931,069
     36                  60               07/15/99     08/15/03      6.2900%                      1,075,363
     37                  10               01/18/00     10/15/03      6.4650%                        202,008




     38                  30               08/17/99     11/15/03      6.3300%                        587,683
     39                   0               12/15/00     11/15/03      7.3625%                      (252,446)
     40                  95               04/26/00     11/15/03      6.6975%                        149,220
     41                  75               03/24/00     12/15/03      6.8450%                         76,755
     42                  90               05/15/00     01/15/04      7.2995%                      (477,798)
     43                  80               06/22/00     02/15/04      6.9775%                       (32,017)
                                                                                                 ----------
                                                                                                 14,029,572
                                                                                                 ==========

(i) While some of the above may have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 13 which is calculated on a monthly fixed 30/360 unadjusted basis.

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

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to June 30, 2000, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million. The net aggregate notional principal balance of Swaptions at June 30, 2000 therefore amounted to $289 million. The fair values of the Swaptions at June 30, 2000 was $0.1 million.

Airplanes Group Swaption Book at June 30, 2000

                Notional amount (i)
  Swaption       as at 30 June 2000        Effective          Final           Fixed Rate          Estimated Far Market
     No.            ($ Millions)             Date         Maturity Date    Receivable (ii)      Value as at June 30, 2000
      1                  4                 03/16/98          10/15/00           5.000%                            1
      2                  10                05/15/98          10/15/00           5.000%                            1
      3                  25                09/15/98          11/15/00           5.200%                            2
      4                  7                 02/17/98          01/15/01           5.000%                            1
      5                  24                01/15/98          05/15/01           5.000%                        2,637
      6                  50                09/15/98          12/15/01           5.300%                        2,760
      7                  30                01/15/98          04/15/02           5.000%                       31,263
      8                  20                02/17/98          09/15/02           5.100%                        2,258
      9                  14                04/15/98          09/15/02           5.100%                        1,581
     10                  15                03/16/98          03/15/03           5.100%                        3,955
     11                  50                07/15/98          03/15/03           5.100%                       11,999
     12                  20                04/15/98          06/15/03           5.100%                        6,626
     13                  10                09/15/98          09/15/03           5.300%                        7,067
     14                  10                02/16/99          02/15/04           5.400%                       10,013
                        ---                                                                                  ------
                        289                                                                                  80,164
                        ===                                                                                  ======

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

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the Notes. Please refer to "Risk Factors" in the Airplanes Group Form 10-K filed with the SEC on June 29, 2000 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

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

In January 2000, the High Court, pending further consideration of AerFi's recession action, stayed all proceedings by VASP which seek to implement the 1996 decision.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.2 Memorandum and Articles of Association of Airplanes Limited (incorporating all amendments up to and including June 29, 2000).

     3.3 Amendment dated June 29, 2000 by and among Wilmington Trust Company, as Delaware Trustee, and the Controlling Trustees referred to therein, to the Airplanes US Trust Amended and Restated Trust Agreement among AerFi Inc., as Settlor, Wilmington Trust Company and the Controlling Trustees.

     27.1 Financial Data Schedule of Airplanes Limited

     27.2 Financial Data Schedule of Airplanes U.S. Trust

     (b) Reports on Form 8-K: Filed for event dates April 13, 2000; May 11, 2000; June 13, 2000 (relating to the monthly report to holders of the Certificates).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 2000                    AIRPLANES LIMITED


                                          By: /s/ WILLIAM M. MCCANN
                                             ----------------------------------
                                             William M. McCann
                                             Director and Principal
                                             Accounting Officer


Date:  August 11, 2000                    AIRPLANES U.S. TRUST


                                          By: /s/ WILLIAM M. MCCANN
                                             ----------------------------------
                                             William M. McCann
                                             Controlling Trustee and
                                             Principal Accounting Officer

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                               INDEX TO EXHIBITS

EXHIBIT NUMBER

3.2 Memorandum and Articles of Association of Airplanes Limited (incorporating all amendments up to and including June 29, 2000).

3.3 Amendment dated June 29, 2000 by and among Wilmington Trust Company, as Delaware Trustee, and the Controlling Trustees referred to therein, to the Airplanes US Trust Amended and Restated Trust Agreement among AerFi Inc., as Settlor, Wilmington Trust Company and the Controlling Trustees.

27.1 Financial Data Schedule of Airplanes Limited

27.2 Financial Data Schedule of Airplanes U.S. Trust

                                                                     Appendix 1
Airplanes Group Portfolio

Particulars of the Airplanes Group Portfolio as of June 30, 2000 (except for Appraised Values which are as of February 18, 2000) are contained in the table below

                                                                                                                        Appraised
                                                                       AIRPLANES GROUP PORTFOLIO ANALYSIS               Value at
                                                                                                          Date of      February 18,
                                                                      Aircraft      Engine       Serial  Manufacture/     2000
Region                Country         Lessee                          Type       Configuration   Number  Conversion    (US$000's)
------                -------         ------                          ----       -------------   ------  ----------    -----------
Africa................Tunisia         Tuninter                        B737-300    CFM56-3C1       24905    1-Feb-91        22,473
                      Tunisia         Nouvelair Tunisie               MD83        JT8D-219        49672    1-Jul-88        18,507
Asia & Far East.......China           Xiamen                          B737-200QC  JT8D-17A        23066    9-Dec-83        7,497
                      China           China Southern                  B737-500    CFM56-3C1       24897    26-Feb-91       18,467
                      China           China Southern                  B737-500    CFM56-3C1       25182    3-Feb-92        19,990
                      China           China Southern                  B737-500    CFM56-3C1       25183    14-Feb-92       19,760
                      China           China Southern                  B737-500    CFM56-3C1       25188    12-Mar-92       19,687
                      China           Xinjiang                        B757-200    RB211-535E4-37  26156    25-Nov-92       39,423
                      India           Jet Airways (India) Pvte Ltd.   B737-500    CFM56-3C1       25191    10-Apr-92       19,020
                      Indonesia       PT Mandala Airlines             B737-200A   JT8D-15         22278    19-Mar-80       5,077
                      Indonesia       PT Mandala Airlines             B737-200A   JT8D-17A        22803    14-Feb-83       5,623
                      Indonesia       PT Mandala Airlines             B737-200A   JT8D-17A        22804    1-Feb-83        5,487
                      Indonesia       PT Mandala Airlines             B737-200A   JT8D-17A        23023    30-Mar-83       6,047
                      Malaysia        Air Asia Sdn. Bhd.              B737-300    CFM56-3C1       24907    1-Mar-91        22,330
                      Pakistan        Pakistan Int Airline            A300-B4-203 CF6-50C2         269     11-Aug-83       10,417
                      Philippines     Philippine Airlines             B737-300    CFM56-3B1       24770    1-Oct-90        20,480
                      South Korea     Asiana Airlines                 B737-400    CFM56-3C1       24493    14-Jul-89       21,397
                      South Korea     Asiana Airlines                 B737-400    CFM56-3C1       24520    21-Dec-89       23,060
                      Taiwan          Far Eastern Air Transport       MD83        JT8D-219        49950    1-Nov-91        21,123
Australia & New
Zealand ..............Australia       National Jet Systems            DHC8-100    PW121            229     1-Sep-90        5,040
                      New Zealand     Air Nelson                      METRO-III   TPE331-11        705     1-Aug-88        1,087
                      New Zealand     Air Nelson                      METRO-III   TPE331-11        711     1-Mar-88        1,117
                      New Zealand     Air Nelson                      METRO-III   TPE331-11        712     1-Jun-88        1,123
Europe................Austria         Rheintalflug                    DHC8-300    PW123            307     1-Dec-91        7,550
                      Bulgaria        Balkan Bulgarian Airlines       B737-300    CFM56-3B2       23749    1-May-87        18,907
                      Bulgaria        Balkan Bulgarian Airlines       B737-300    CFM56-3B2       23923    1-Apr-88        18,733
                      France          Air France                      A320-200    CFM56-5A3        203     1-Sep-91        27,730
                      France          Air France                      A320-200    CFM56            220     1-Sep-91        27,923
                      France          Air Liberte S.A.                MD83        JT8D-219        49943    1-Jul-91        20,640
                      Hungary         Malev                           B737-400    CFM56-3C1       25190    7-Apr-92        25,127
                      Hungary         Malev                           B737-400    CFM56-3C1       26069    2-Nov-92        25,357
                      Hungary         Malev                           B737-400    CFM56-3C1       26071    13-Nov-92       25,480
                      Ireland         Transaer International          A300-B4-203 CF6-50C2         131     7-Feb-81        10,423
                      Italy           Air One SpA                     B737-300    CFM56-3C1       25179    12-Feb-92       23,323
                      Italy           Air One SpA                     B737-300    CFM56-3C1       25187    14-Mar-92       23,047
                      Italy           Eurofly S.P.A                   MD83        JT8D-219        49390    1-Apr-86        17,327
                      Italy           Eurofly S.P.A                   MD83        JT8D-219        49631    14-Jun-89       18,467
                      Italy           Meridiana SpA                   MD83        JT8D-219        49792    1-Nov-89        19,120
                      Italy           Meridiana SpA                   MD83        JT8D-219        49935    26-Sep-90       21,833
                      Italy           Meridiana SpA                   MD83        JT8D-219        49951    25-Aug-91       20,960
                      Macedonia       Interimpex-Avioimpex            MD83        JT8D-219        49442    29-Apr-87       17,523
                      Netherlands     Schreiner Airways               DHC8-300    PW123            232     20-Oct-90       7,017
                      Netherlands     Schreiner Airways               DHC8-300    PW123            244     1-Dec-90        7,130
                      Netherlands     Schreiner Airways               DHC8-300A   PW123            266     20-Mar-91       7,700
                      Netherlands     Schreiner Airways               DHC8-300A   PW123            276     13-May-91       7,890
                      Netherlands     Schreiner Airways               DHC8-300A   PW123            283     1-Sep-91        7,997
                      Netherlands     Schreiner Airways               DHC8-300A   PW123            298     1-Apr-92        8,287
                      Netherlands     Schreiner Airways               DHC8-300A   PW123            300     1-Apr-92        8,503
                      Norway          Wideroe's Flyveselskap a/s      DHC8-300    PW123            293     1-Oct-91        7,600
                      Norway          Wideroe's Flyveselskap a/s      DHC8-300    PW123            342     1-Dec-92        7,770
                      Spain           Air Europa                      B737-400    CFM56-3C1       24906    24-Feb-91       23,120
                      Spain           Air Europa                      B737-400    CFM56-3C1       24912    14-Jun-91       23,567
                      Spain           Futura                          B737-400    CFM56-3C1       24689    3-Jul-90        24,130
                      Spain           Futura                          B737-400    CFM56-3C1       24690    1-Jul-90        24,250
                      Spain           Futura                          B737-400    CFM56-3C1       25180    21-Jan-92       25,553
                      Spain           Spanair                         MD83        JT8D-219        49620    1-Jul-88        18,093
                      Spain           Spanair                         MD83        JT8D-219        49624    1-Aug-88        18,923
                      Spain           Spanair                         MD83        JT8D-219        49626    22-Oct-88       18,503
                      Spain           Spanair                         MD83        JT8D-219        49709    1-Dec-88        18,377
                      Spain           Spanair                         MD83        JT8D-219        49936    6-Oct-90        21,557
                      Spain           Spanair                         MD83        JT8D-219        49938    1-Dec-90        20,270
                      Sweden          Britannia Airways AB            B757-200    RB2110-535E4-37 26151    23-Jul-92       39,353
                      Turkey          MNG Airlines Cargo              A300-C4-203 CF6-50C2          83     1-May-79        16,787
                      Turkey          Istanbul                        B737-400    CFM56-3C1       24683    7-Aug-90        23,863
                      Turkey          Istanbul                        B737-400    CFM56-3C1       24691    9-Aug-90        23,850
                      Turkey          Pegasus                         B737-400    CFM56-3C1       24684    1-Apr-90        23,893
                      Turkey          Pegasus                         B737-400    CFM56-3C1       24687    25-May-90       23,587
                      Turkey          Pegasus                         B737-400    CFM56-3C1       26081    10-Mar-93       26,293
                      Turkey          Turk Hava Yollari               B737-400    CFM56-3C1       24917    24-Jun-91       24,780
                      Turkey          Turk Hava Yollari               B737-400    CFM56-3C1       25181    3-Feb-92        25,093
                      Turkey          Turk Hava Yollari               B737-400    CFM56-3C1       25184    2-Mar-92        25,343




                                                                                                                        Appraised
                                                                       AIRPLANES GROUP PORTFOLIO ANALYSIS               Value at
                                                                                                          Date of      February 18,
                                                                      Aircraft      Engine       Serial  Manufacture/     2000
Region                Country         Lessee                          Type       Configuration   Number  Conversion    (US$000's)
------                -------         ------                          ----       -------------   ------  ----------    -----------
                      Turkey          Turk Hava Yollari               B737-400    CFM56-3C1       25261    9-Apr-92        24,990
                      Turkey          Turk Hava Yollari               B737-400    CFM56-3C1       26065    1-May-92        25,010
                      Turkey          Turk Hava Yollari               B737-500    CFM56-3C1       25288    16-Jun-92       19,773
                      Turkey          Turk Hava Yollari               B737-500    CFM56-3C1       25289    12-Jun-92       19,870
                      United Kingdom  Airtours International          A320-200    CFM56            294     2-Apr-92        29,483
                      United Kingdom  Airtours International          A320-200    CFM56            301     22-Apr-92       29,190
                      United Kingdom  Airtours International          A320-200    CFM56            348     17-Jun-92       28,743
                      United Kingdom  Airtours International          A320-200    CFM56-5A3        349     30-Oct-92       29,507
                      United Kingdom  Titan Airways Limited           ATR42-300   PW120            109     14-Oct-88       4,830
                      United Kingdom  Titan Airways Limited           ATR42-300   PW120            113     18-Nov-88       5,057
                      United Kingdom  British Midland                 B737-500    CFM56-3C1       25185    18-Feb-92       19,270
                      United Kingdom  Brymon Airways                  DHC8-300    PW123            334     8-Oct-92        7,507
                      United Kingdom  Brymon Airways                  DHC8-300A   PW123            296     1-Oct-91        7,473
Latin America.........Antigua         Liat                            DHC8-100    PW120-A          140     1-Mar-89        4,613
                      Antigua         Liat                            DHC8-100    PW120-A          144     1-Mar-89        4,907
                      Antigua         Liat                            DHC8-100    PW120-A          270     1-May-91        5,680
                      Antigua         Liat                            DHC8-102    PW120-A          113     1-Sep-88        5,543
                      Argentina       Aerolineas Argentinas S.A.      B737-200A   JT8D-17         21192    1-Mar-76        3,827
                      Argentina       LAPA                            B737-200A   JT8D-17         21193    1-Jul-76        4,010
                      Argentina       LAPA                            B737-200A   JT8D-17         21196    1-Jul-76        3,740
                      Argentina       LAPA                            B737-200A   JT8D-15         22368    1-Sep-80        5,100
                      Argentina       LAPA                            B737-200A   JT8D-15         22369    1-Sep-80        5,030
                      Argentina       LAPA                            B737-200A   JT8D-15         22633    1-Mar-81        6,390
                      Argentina       LAPA                            B737-200QC  JT8D-17A        23065    15-Oct-96       8,467
                      Brazil          Rio Sul                         B737-500    CFM56-3C1       25186    11-Mar-92       19,127
                      Brazil          Rio Sul                         B737-500    CFM56-3C1       25192    14-Apr-92       19,073
                      Brazil          Rio Sul                         B737-500    CFM56-3C1       26075    23-Oct-92       19,263
                      Brazil          TAM                             F100        TAY650-15       11304    27-Feb-91       12,980
                      Brazil          TAM                             F100        TAY650-15       11305    19-Apr-91       13,220
                      Brazil          TAM                             F100        TAY650-15       11336    5-Jun-91        13,267
                      Brazil          TAM (Meridionais)               F100        TAY650-15       11284    31-Jul-90       12,133
                      Brazil          TAM (Meridionais)               F100        TAY650-15       11285    1-Aug-90        13,010
                      Brazil          TAM (Meridionais)               F100        TAY650-15       11347    1-Oct-91        13,503
                      Brazil          TAM (Meridionais)               F100        TAY650-15       11348    6-Aug-91        13,587
                      Brazil          TAM Express S/A.                F100        TAY650-15       11371    19-Dec-91       13,840
                      Brazil          VARIG                           MD11        CF6-80C2-D1F    48499    31-Dec-91       65,727
                      Brazil          VARIG                           MD11        CF6-80C2-D1F    48500    1-Mar-92        67,820
                      Brazil          VARIG                           MD11        CF6-80C2-D1F    48501    1-Sep-92        68,740
                      Chile           Lan Chile Airlines              B737-200A   JT8D-15         22397    1-Feb-81        5,690
                      Chile           Lan Chile Airlines              B737-200A   JT8D-17A        22407    1-Sep-80        5,390
                      Chile           Lan Chile Airlines              B737-200A   JT8D-17A        23024    1-May-83        6,690
                      Chile           Lan Chile Airlines              B767-300ER  PW4060          26204    1-Oct-92        61,840
                      Chile           Aircraft Int. Leasing
                                        Limited                       DC8-71F     CFM56-2C1       45810    9-Apr-92        13,940
                      Chile           Aircraft Int. Leasing
                                        Limited                       DC8-71F     CFM56-2C1       45970    15-Oct-92       14,617
                      Chile           Aircraft Int. Leasing
                                        Limited                       DC8-71F     CFM56-2C1       45976    10-Aug-91       14,377
                      Colombia        ACES                            ATR42-320   PW121-5A1        284     1-Jan-92        6,570
                      Colombia        Avianca                         B757-200    RB211-535E4-37  26154    22-Sep-92       38,217
                      Colombia        Avianca                         B767-200ER  PW4056          25421    14-Jan-92       44,370
                      Colombia        Tampa                           DC8-71F     CFM56-2C1       45849    9-Mar-91        14,487
                      Colombia        Tampa                           DC8-71F     CFM56-2C1       45945    19-May-92       14,967
                      Colombia        Tampa                           DC8-71F     CFM56-2C1       46066    24-Apr-91       14,330
                      Colombia        Avianca                         MD83        JT8D-219        49939    26-Oct-90       20,487
                      Colombia        Avianca                         MD83        JT8D-219        49946    18-Jul-91       21,250
                      Colombia        Avianca                         MD83        JT8D-219        53120    29-Jul-92       21,770
                      Colombia        Avianca                         MD83        JT8D-219        53125    2-Apr-92        21,067
                      Mexico          Mexicana                        B727-200A   JT8D-17R        21346    1-Oct-80        3,800
                      Mexico          Mexicana                        B727-200A   JT8D-17R        21600    1-Nov-80        4,310
                      Mexico          Aeromexico                      DC9-32      JT8D-17         48125    1-Apr-80        3,883
                      Mexico          Aeromexico                      DC9-32      JT8D-17         48126    1-Apr-80        4,167
                      Mexico          Aeromexico                      DC9-32      JT8D-17         48127    1-Jul-80        4,453
                      Mexico          Aeromexico                      DC9-32      JT8D-17         48128    1-Aug-80        4,357
                      Mexico          Aeromexico                      DC9-32      JT8D-17         48129    1-Nov-80        4,503
                      Mexico          Aeromexico                      DC9-32      JT8D-17         48130    1-Dec-80        4,577
                      Mexico          Mexicana                        F100        TAY650-15       11266    17-Aug-90       12,300
                      Mexico          Mexicana                        F100        TAY650-15       11309    16-May-91       13,330
                      Mexico          Mexicana                        F100        TAY650-15       11319    5-Apr-91        13,087
                      Mexico          Mexicana                        F100        TAY650-15       11339    1-Jul-91        13,187
                      Mexico          Mexicana                        F100        TAY650-15       11374    20-Jan-92       13,797
                      Mexico          Mexicana                        F100        TAY650-15       11375    1-Dec-92        14,080
                      Mexico          Mexicana                        F100        TAY650-15       11382    1-Jan-93        14,097
                      Mexico          Mexicana                        F100        TAY650-15       11384    1-Jan-93        14,097
                      Mexico          Aeromexico                      MD82        JT8D-217        49660    1-Mar-88        17,970
                      Mexico          Aeromexico                      MD82        JT8D-217A       49667    21-Jan-88       17,897
                      Mexico          Aeromexico                      MD87        JT8D-219        49673    1-Dec-88        13,133
                      Netherlands
                        Antilles      ALM                             DHC8-300C   PW123            230     1-Feb-91        7,600
                      Netherlands     ALM                             DHC8-300C   PW123            242     1-Nov-90        7,450
                        Antilles




                                                                                                                        Appraised
                                                                       AIRPLANES GROUP PORTFOLIO ANALYSIS               Value at
                                                                                                          Date of      February 18,
                                                                      Aircraft      Engine       Serial  Manufacture/     2000
Region                Country         Lessee                          Type       Configuration   Number  Conversion    (US$000's)
------                -------         ------                          ----       -------------   ------  ----------    -----------
                      Trinidad &      BWIA International              MD83        JT8D-219        49789    23-Sep-89       19,203
North America.........Canada          AC Leasing                      A320-200    CFM56-5A1        174     1-Apr-91        26,910
                      Canada          AC Leasing                      A320-200    CFM56-5A1        175     1-Apr-91        27,007
                      Canada          AC Leasing                      A320-200    CFM56-5A1        232     1-Oct-91        27,210
                      Canada          AC Leasing                      A320-200    CFM56-5A1        284     9-Mar-92        28,307
                      Canada          AC Leasing                      A320-200    CFM56-5A1        309     13-May-92       28,130
                      Canada          AC Leasing                      A320-200    CFM56-5A1        404     1-Jan-94        30,657
                      Canada          AC Leasing(1)                   B737-200A   JT8D-9A         20958    1-Jan-75        1,200
                      Canada          AC Leasing(1)                   B737-200A   JT8D-9A         20959    1-Nov-74        1,200
                      Canada          AC Leasing(1)                   B737-200A   JT8D-9A         21115    1-Dec-75        1,700
                      Canada          AC Leasing(1)                   B737-200A   JT8D-9A         21639    1-Nov-78        3,271
                      Canada          AC Leasing(1)                   B737-200A   JT8D-9A         21712    1-Feb-79        3,704
                      Canada          AC Leasing(1)                   B737-200A   JT8D-9A         22873    1-Jul-82        6,064
                      USA             Idefix                          ATR42-300   PW120            249     1-Jun-91        6,427
                      USA             Vanguard Airlines               B737-200A   JT8D-15         21735    1-Jun-79        7,623
                      USA             Vanguard Airlines               B737-200A   JT8D-15         22979    1-Mar-83        8,913
                      USA             Frontier Airlines, Inc.         B737-300    CFM56-3B1       23177    1-Apr-86        16,173
                      USA             America West                    B737-300QC  CFM56-3B1       23499    1-Jun-86        18,610
                      USA             America West                    B737-300QC  CFM56-3B1       23500    1-Jun-86        18,510
                      USA             TWA                             B767-300ER  PW4060          25411    15-Jan-92       60,843
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45811    30-May-91       14,730
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45813    28-Apr-92       15,047
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45946    23-Apr-92       13,583
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45971    13-Feb-92       13,960
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45973    27-Feb-92       13,287
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45978    23-Apr-93       14,340
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45993    23-Jun-93       14,433
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45994    1-Sep-94        13,943
                      USA             BAX Global                      DC8-71F     CFM56-2C1       45998    21-May-93       13,350
                      USA             BAX Global                      DC8-71F     CFM56-2C1       46065    12-Jan-92       14,790
                      USA             Emery Worldwide                 DC8-71F     CFM56-2C1       45997    7-Dec-93        14,097
                      USA             Emery Worldwide                 DC8-73CF    CFM56-2C1       46091    1-Dec-89        18,243
                      USA             Hawaiian Airlines               DC9-51      JT8D-17         47742    1-Jun-77        3,727
                      USA             Hawaiian Airlines               DC9-51      JT8D-17         47784    1-May-79        3,713
                      USA             Hawaiian Airlines               DC9-51      JT8D-17         47796    1-Apr-79        4,233
                      USA             Hawaiian Airlines               DC9-51      JT8D-17         48122    26-Jan-81       4,723
                      USA             Allegheny Airlines              DHC8-100    PW121            258     1-Jan-91        5,877
                      USA             TWA                             MD83        JT8D-219        49575    1-Oct-87        18,403
                      USA             American Airlines               MD-83       JT8D-219        49941    1-Dec-90        22,327
                      USA             American Airlines               MD-83       JT8D-219        49949    5-Aug-91        22,153
Others................Cyprus          Fornax Aircraft Leasing         B737-200A   JT8D-17         21685    1-Jan-79        5,623
                      Czech Republic  Travel Servis                   B737-400    CFM56-3C1       24911    1-Apr-91        24,147
                      Kazakstan       Air Kazakstan                   B737-200A   JT8D-15         22090    1-May-80        5,890
                      Ukraine         AeroSvit airlines               B737-200A   JT8D-15         22453    1-Mar-81        6,780
                      Ukraine         Ukraine International           B737-200A   JT8D-17A        22802    1-Feb-83        7,553
Off Lease.............                Off Lease - LOI Polar Air
                                        Cargo(2)                      B747-200BC  JT9D-7Q         21730    7-Jun-79        34,611
                                      Off Lease - LOI Air
                                        Canada(3)                     B767-300ER  PW4060          26200    1-Sep-92        62,023
                                      Off Lease - Lease Pegasus(4)    B737-400    CFM56-3C1       24345    1-Jun-89        22,333
                                      Off Lease - Lease Emery(4)      DC8-71F     CFM56-2C1       45996    29-Oct-92       14,290
                                      Off Lease                       B767-300ER  PW4060          24948    19-Jul-91       56,300
                                      Off Lease                       DHC8-300A   PW123            267     4-Apr-91        7,753

                                                                                                                  ----------------
                                                                                                                        3,330,139
                                                                                                                  ----------------


Note:

(1) Aircraft Lease Receivable Book Values are used for the Aircraft subject to Finance Leases (7 in total) rather than the Appraised Values of these Aircraft.

(2) This Aircraft is subject to a non binding Letter of Intent to Lease and is scheduled for delivery to the relevant lessee after June 30, 2000.

(3) This Aircraft was subject to a non binding Letter of Intent to lease and has become subject to a lease and delivered to the lessee after June 30, 2000.

(4) These Aircraft are subject to a lease contracts and delivered to the relevant lessee after June 30, 2000.