Form 10-Q
period 2000-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2000-11-14
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                                           Outstanding at
Issuer                            Class                  September 30, 2000

Airplanes Limited     Common Stock, $1.00 par value               30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended September 30, 2000

                                      Index

Part I.       Financial Information                                    Page No.

Item 1.       Financial Statements (Unaudited)                              3

              -   Unaudited Condensed Balance Sheets -
                  September 30, 2000 and March 31, 2000
              - Unaudited Condensed Statements of Operations - Three Months Ended September 30,
                  2000 and September 30, 1999
              - Unaudited Condensed Statements of Operations - Six Months Ended September 30,
                  2000 and September 30, 1999
              - Unaudited Condensed Statements of Changes in Shareholders Deficit / Net
                  Liabilities - Six months Ended September 30, 2000 and September 30, 1999
              - Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30,
                  2000 and September 30, 1999
              -   Notes to the Unaudited Condensed
                  Financial Statements

Item 2.       Management's Discussion and Analysis of Financial            10
              Condition and Results of Operations

              -   Introduction

              - Results of Operations - Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999
              - Results of Operations - Six Months Ended September 30, 2000 Compared with Six Months Ended
                  September 30, 1999
              - Comparison of Actual Cashflows Versus The 1998 Adjusted Base Case for the Three Month Period
                  Ended October 16, 2000

Item 3.  Quantitative and Qualitative Disclosures about Market Risks       36

Part II. Other Information

Item 1.       Legal Proceedings                                            41

Item 6.       Exhibits and Reports on Form 8 - K                           42

Signatures

Index to Exhibits

Appendix 1          Airplanes Group Portfolio

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                           AIRPLANES GROUP

                                                 UNAUDITED CONDENSED BALANCE SHEETS

                                                   March 31,                                September 30,
                                    ----------------------------------------  ---------------------------------------
                                                     2000                                      2000
                                    ----------------------------------------  ---------------------------------------
                                     Airplanes     Airplanes                  Airplanes     Airplanes
                                      Limited        Trust       Combined      Limited        Trust        Combined

                                    ------------  ------------  ------------  -----------   -----------   -----------
                                                  ($millions)                               ($millions)
ASSETS
Cash                                        197             6           203          187             6           193
Accounts receivable
    Trade receivables                        24             8            32           25            10            35
    Allowance for doubtful debts            (10)           (5)          (15)         (15)           (7)          (22)
Amounts due from Airplanes Limited            -            28            28            -            34            34
Net investment in capital and sales
     type leases                             15             -            15           12             -            12
Aircraft, net                             2,697           235         2,932        2,618           227         2,845
Other assets                                  3             8            11            7             -             7
                                    ------------  ------------  ------------  -----------   -----------   -----------
Total assets                              2,926           280         3,206        2,834           270         3,104
                                    ============  ============  ============  ===========   ===========   ===========


LIABILITIES

Accrued expenses and other liabilities      807            74           881          942            88         1,030
Amounts due from Airplanes Trust             28             -            28           34             -            34
Indebtedness                              3,313           323         3,636        3,244           317         3,561
Provision for maintenance                   258            16           274          256            14           270
Deferred income taxes                        66            48           114           64            48           112
                                    ------------  ------------  ------------  -----------   -----------   -----------
Total liabilities                         4,472           461         4,933        4,540           467         5,007
                                    ------------  ------------  ------------  -----------   -----------   -----------
                                    ------------  ------------  ------------  -----------   -----------   -----------
Net liabilities                          (1,546)         (181)       (1,727)      (1,706)         (197)       (1,903)
                                    ------------  ------------  ------------  -----------   -----------   -----------
                                    ------------  ------------  ------------  -----------   -----------   -----------
                                          2,926           280         3,206        2,834           270         3,104
                                    ============  ============  ============  ===========   ===========   ===========


                                                           AIRPLANES GROUP

                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended September 30,
                                   ---------------------------------------------------------------------------
                                                  1999                                   2000
                                   ------------------------------------  -------------------------------------
                                   Airplanes    Airplanes                Airplanes    Airplanes
                                    Limited       Trust      Combined     Limited       Trust       Combined
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                                ($millions)                           ($millions)
Revenues
Aircraft leasing                          121          10          131          111           11          122
Aircraft Sales                              -           -            -            -            -            -
Other Income                                -           -            -            -            -            -

Expenses
Cost of Aircraft Sold                       -           -            -            -            -            -
Depreciation and amortisation             (40)         (4)         (44)         (38)          (5)         (43)
Net interest expense                     (105)        (11)        (116)        (120)         (12)        (132)
Provision for maintenance                 (19)         (1)         (20)         (14)          (1)         (15)
Bad and doubtful debts                      1           2            3           (1)          (1)          (2)
Provision for loss making leases, net       3           1            4           (4)           -           (4)
Other lease costs                          (5)         (1)          (6)          (6)          (1)          (7)
Selling, general and administrative
     expenses                              (9)          -           (9)          (8)           -           (8)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes               (53)         (4)         (57)         (80)          (9)         (89)
Income tax benefit/(charge)                (1)          -           (1)           -            1            1
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                                (54)         (4)         (58)         (80)          (8)         (88)
                                   ===========  ==========  ===========  ===========  ===========  ===========


                     The accompanying notes are an integral part of the unaudited condensed financial statements


                                                           AIRPLANES GROUP

                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                          Six Months Ended September 30,
                                   ---------------------------------------------------------------------------
                                                  1999                                   2000
                                   ------------------------------------  -------------------------------------
                                   Airplanes    Airplanes                Airplanes    Airplanes
                                    Limited       Trust      Combined     Limited       Trust       Combined
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                                ($millions)                           ($millions)
Revenues
Aircraft leasing                          239          21          260          217           21          238
Aircraft sales                              2           -            2            1            -            1
Other income                                1           -            1            -            -            -

Expenses
Cost of Aircraft sold                      (1)          -           (1)          (1)           -           (1)
Depreciation and amortisation             (79)         (8)         (87)         (77)          (9)         (86)
Net interest expense                     (205)        (21)        (226)        (235)         (24)        (259)
Provision for maintenance                 (33)         (2)         (35)         (25)          (1)         (26)
Bad and doubtful debts                     (7)          1           (6)          (5)          (2)          (7)
Provision for loss making leases, net       6           1            7           (7)           -           (7)
Other lease costs                          (8)         (1)          (9)         (14)          (1)         (15)
Selling, general and administrative
     expenses                             (17)         (1)         (18)         (16)          (1)         (17)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes              (102)        (10)        (112)        (162)         (17)        (179)
Income tax benefit/(charge)                (3)          -           (3)           2            1            3
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                               (105)        (10)        (115)        (160)         (16)        (176)
                                   ===========  ==========  ===========  ===========  ===========  ===========


                     The accompanying notes are an integral part of the unaudited condensed financial statements


                                                           AIRPLANES GROUP

                              UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                           Three Months Ended September 30, 1999 and September 30, 2000

                                                   Airplanes Limited            Airplanes Trust    Combined
                                      ----------------------------------------  --------------------------------
                                        Share         Net      Shareholders'          Net         Shareholders
                                       Capital     Liabilities    Deficit         Liabilities     Deficit/ Net
                                                                                                  Liabilities
                                      ----------------------------------------  ----------------  -----------
                                      ($millions)  ($millions)  ($millions)       ($millions)     ($millions)
Balance at March 31, 1999                     -        1,311            1,311               163        1,474

Net loss for the period                                  105              105                10          115

                                      ----------   ----------  ---------------  ----------------  -----------
Balance at September 30, 1999                 -        1,416            1,416               173        1,589
                                      ==========   ==========  ===============  ================  ===========


Balance at March 31, 2000                     -        1,546            1,546               181        1,727

Net loss for the period                                  160              160                16          176

                                      ----------   ----------  ---------------  ----------------  -----------
Balance at September 30, 2000                 -        1,706            1,706               197        1,903
                                      ==========   ==========  ===============  ================  ===========



                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                             UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS



                                                                Six Months Ended September 30,
                                           ----------------------------------------------------------------------------
                                                           1999                                   2000
                                           -------------------------------------  -------------------------------------
                                           Airplanes    Airplanes                 Airplanes    Airplanes
                                            Limited       Trust       Combined     Limited       Trust       Combined
                                           -----------  -----------  -----------  -----------  -----------  -----------
                                                        ($millions)                            ($millions)

Cash flows from operating activities
Net loss                                         (105)         (10)        (115)        (160)         (16)        (176)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                      79            8           87           77            9           86
Aircraft maintenance, net                           6            1            7           (2)          (2)          (4)
Profit on disposal of aircraft                     (1)           -           (1)           -            -            -
Deferred income taxes                               3            -            3           (2)          (1)          (3)
Provision for loss making leases                   (6)          (1)          (7)           7            -            7
Provision for bad debts                             7           (1)           6            5            2            7
Accrued and deferred interest expense             110           11          121          133           14          147

Changes in operating assets & liabilities:
Accounts receivable                               (10)           1           (9)           5           (2)           3
Intercompany account movements                      -            -            -            6           (6)           -
Other accruals and liabilities                     (1)           -           (1)         (10)           1           (9)
Other assets                                       (2)           -           (2)          (2)           8            6

                                           -----------  -----------  -----------  -----------  -----------  -----------
Net cash provided by operating activities          80            9           89           57            7           64
                                           ===========  ===========  ===========  ===========  ===========  ===========


Cash flows from investing activities
Purchase/Sale of aircraft                           -            -            -            -            -            -
Intercompany movements - Airplanes Group
Capital and sales type leases                       4            -            4            3            -            3
Net cash provided by
                                           -----------  -----------  -----------  -----------  -----------  -----------
investing activities                                4            -            4            3            -            3
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash flows from financing activities
Decrease in indebtedness                          (95)          (9)        (104)         (70)          (7)         (77)
Net cash used in
                                           -----------  -----------  -----------  -----------  -----------  -----------
    financing activites                           (95)          (9)        (104)         (70)          (7)         (77)
                                           ===========  ===========  ===========  ===========  ===========  ===========

Net decrease in cash                              (11)           -          (11)         (10)           -          (10)

Cash at beginning of period                       218            6          224          197            6          203
                                           -----------  -----------  -----------  -----------  -----------  -----------

Cash at end of period                             207            6          213          187            6          193
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash paid in respect of:
Interest                                          102           10          112          104           10          114
                                           ===========  ===========  ===========  ===========  ===========  ===========

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

    On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, AerFi Group and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at September 30, 2000 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 2000 and for the three month periods ending September 30, 2000 and September 30, 1999. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncement

Statement of Financial Accounting Standard No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 138") was issued in September 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Airplanes Group is currently reviewing implementation of the requirements of SFAS No. 138. Airplanes Group is required to implement SFAS No. 138 by April 1, 2001.

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 9) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2000, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes - Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of AerFi Group plc ("AerFi Group" and, together with its subsidiaries and affiliates, "AerFi"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of AerFi Group were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at September 30, 2000, 30 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At September 30, 2000, 193 of the remaining 198 Aircraft were on lease to 69 operators in 38 countries.

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

Recent Developments


The aircraft leasing industry is currently being adversely affected by a significant increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types, particularly older widebody aircraft. At September 30, 2000, Airplanes Group had 32 Aircraft to remarket before September 30, 2001. These include (3 x B737 400s / 500s, 8 x B727/B737-200As, 7 x DHC 8s, 3 x MD83s
and 1 x B757-200). As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing certain of these Aircraft at satisfactory lease rates and without incurring substantial downtime. The recent sharp increase in jet fuel prices has significantly increased the operating costs for airlines. In addition, the weakness of the Euro against the U.S. dollar, the currency in which rental payments are made, has resulted in significant increases in operating costs for many airlines based in the Euro zone. This may adversely impact the ability of such airlines to perform their lease obligations to Airplanes Group in the future.


At September 30, 2000, an Irish lessee of one A300-B4-200 Aircraft manufactured in 1981, representing 0.31% of the Portfolio by Appraised Value was $3.2 million in arrears inclusive of previously rescheduled amounts. Since September 30, 2000, a liquidator has been appointed to the airline to wind up its business. Airplanes Group does not have any immediate placement opportunities for lease of this Aircraft. The opportunities for lease or sale of this aircraft type are currently extremely limited. In addition, the technical costs required to ensure that the Aircraft is in a suitable condition for releasing may be significant. Accordingly, the Servicer, on behalf of Airplanes Group is examining all possibilities in respect of this Aircraft, including a worst case scenario which would involve realizing the scrap value of the Aircraft.

At September 30, 2000, four lessees operated eleven Aircraft representing 8.34% of the Aircraft by Appraised Value in Turkey. Four of these carriers operate charter flights which are heavily dependent on foreign tourists travelling to Turkey. Any fall-off in tourist traffic may adversely affect the ability of these carriers to operate and meet their obligations under the leases. In addition, the fall in value of the Deutsche Mark, the principal operating currency in which Turkish airlines receive their revenues, against the U.S. dollar, may affect the ability of these airlines to pay U.S. dollar denominated costs, including lease rentals. During July 2000, the Servicer, on behalf of Airplanes Group, repossessed two B737-400 Aircraft, representing 1.43% of the Aircraft by Appraised Value, from one Turkish lessee. At September 30, 2000, this lessee owed Airplanes Group $2.9 million. LOI's for lease have been signed for both Aircraft with another airline. It is currently estimated that cash expenditure of approximately $9 million will be incurred in the third quarter to put these Aircraft in re-leasable condition. No amounts in relation to this expenditure have been provided in the unaudited financial statements for the period to September 30, 2000.

During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. While there has been some stabilisation in the Brazilian economy in recent months any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the U.S. dollar-denominated rental payments under the leases. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries. At September 30, 2000, Airplanes Group leased 63 Aircraft representing 29.41% of its portfolio by Appraised Value to operators in Latin America of which 14 Aircraft representing 10.97% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate ten Aircraft, representing 6.53% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

Airplanes Group leases six Aircraft to one Colombian lessee, representing 5.13% of the Portfolio by Appraised Value. At September 30, 2000, the lessee was $12.6 million in arrears. The Servicer has agreed until January 31, 2001, not to exercise its remedies in respect of events of default currently existing under the leases in order to permit the Colombian lessee to have a stable business environment in which to develop, negotiate and commence implementing a long term business plan. During this period Airplanes Group will receive approximately 77% of amounts due under the leases in cash with the remainder provided by way of secured and unsecured notes issued by the lessee which have a maturity date of January 31, 2001. The Colombian lessee's other aircraft lessors and major creditors have agreed similar forbearance arrangements. There can be no guarantee that the lessee will be successful in preparing a realistic long-term business plan by January 2001. In that event Airplanes Group will need to consider all of its alternatives including, potentially, seeking the return of the Aircraft.

In 1998 and 1999 the economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the US dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. Several airlines in the region rescheduled their aircraft purchase obligations, reduced headcount and eliminated certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, should the recessionary conditions that occurred in 1998 and 1999 and still prevail in certain parts of the region last for a significant period of time these will continue to have an adverse impact on operators in the region as well as global aircraft demand. At September 30, 2000, Airplanes Group leased 17 Aircraft, representing 8.55% of its portfolio by Appraised Value, to operators in Asia and the Far East.

Airplanes Group currently leases three MD11 Aircraft to a Latin American lessee. The leases expire between December 2001 and September 2002. The market for these Aircraft in their current passenger configuration is currently, and is expected to remain, very weak. Airplanes Group is examining all possibilities in respect of the remarketing of these Aircraft, including the possibility of selling the Aircraft or of converting them to freighter Aircraft. Conversion of the Aircraft to freighter would involve substantial cash expenditure by the Airplanes Group.

The U.S. Federal Aviation Administration (the "FAA") recently issued an Airworthiness Directive ("AD") concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At September 30, 2000, 29 Aircraft representing 21.29% of the portfolio by Appraised Value were MD11s and MD80s. Airplanes Group will incur significant costs in ensuring these Aircraft comply with these standards. It is estimated that the necessary modification of the 29 Aircraft will cost approximately $18 million. The modification of 17 of the 29 Aircraft is expected to be completed in the period to December 2001 at an estimated cost of approximately $11 million. The remaining 12 Aircraft are expected to be modified in the period to 2005.

Airplanes Group generated $45 million in cash from operations in the three months to September 30, 2000 which is an improvement from the three months to June 30, 2000 when Airplanes Group generated $19 million in cash from operations.

Results of Operations - Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

Airplanes Group's results for the three months ended September 30, 2000 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its Aircraft, in particular widebody Aircraft, and increased levels of Aircraft downtime. Overall, Airplanes Group generated $45 million in cash from operations in the three months to September 30, 2000 compared to $54 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to September 30, 2000 is primarily attributable to a reduction in lease revenues due to a greater number of off lease Aircraft during the three months ended September 30, 2000 and previous Aircraft sales. In addition, in the three months to September 2000, there was a net increase in the level of receivables, as compared to the three months to September 1999 when there was a reduction in receivables. This was partially offset by a cash receipt from General Electric Capital Corporation under the terms of a Tax Sharing Agreement (see Part II. Other Information - Item 1.). There was a net loss after taxation for the three months to September 30, 2000 of $88 million (Airplanes Limited:
$80 million; Airplanes Trust: $8 million) compared to a net loss after taxation for the three months to September 30, 1999 of $58 million (Airplanes Limited:
$54 million; Airplanes Trust: $4 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest, a reduction in revenue due to Aircraft downtime and provisions for loss making leases and bad debts.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended September 30, 2000 were $122 million (Airplanes Limited: $111 million; Airplanes Trust:
$11 million) compared with $131 million (Airplanes Limited: $121 million; Airplanes Trust: $10 million) for the three months ended September 30, 1999. The decrease in 2000 was primarily attributable to the reduction in the number of Aircraft on lease in the period to September 30, 2000, as a consequence of a greater number of Aircraft off lease during the three months ended September 30, 2000 and to a lesser extent, previous Aircraft sales. At September 30, 2000, Airplanes Group had 193 of its 198 Aircraft on lease (Airplanes Limited: 176 Aircraft; Airplanes Trust: 17 Aircraft) compared to 196 of its 201 Aircraft on lease (Airplanes Limited: 178 Aircraft; Airplanes Trust: 18 Aircraft) at September 30, 1999.

Aircraft Sales

There were no sales in the three months ended September 30, 2000 or September 30, 1999.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 2000 amounted to $43 million (Airplanes Limited: $38 million; Airplanes
Trust: $5 million) which is comparable with $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) for the comparative period in 1999.

Net Interest Expense

Net interest expense was $132 million (Airplanes Limited: $120 million; Airplanes Trust: $12 million) in the three month period ended September 30, 2000 compared to $116 million (Airplanes Limited: $105 million; Airplanes Trust: $11 million) in the three month period ended September 30, 1999. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $17 million and lower average debt in the three months to September 30, 2000 being offset by a higher interest rate.

The weighted average interest rate on the Class A - D Notes during the three months to September 30, 2000 was 7.67% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,006 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to September 30, 1999 was 6.57% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,187 million.

The difference for the three months ended September 30, 2000 in Airplanes Group's net interest expense of $132 million (Airplanes Limited: $120 million; Airplanes Trust: $12 million) and cash paid in respect of interest of $61 million (Airplanes Limited: $56 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 2000, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) compared with $3 million in the three months ended September 30, 1999 (Airplanes Limited: $3 million; Airplanes Trust: Nil).

At September 30, 2000, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $289 million. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $2 million in respect of bad and doubtful debts (Airplanes Limited: $1 million; Airplanes
Trust: $1 million) in the three months ended September 30, 2000, compared with an overall net credit of $3 million for the three months ended September 30, 1999 (Airplanes Limited: $1 million; Airplanes Trust: $2 million). The net charge in the three months ended September 30, 2000 was primarily as a result of provisions in respect of one Turkish lessee and one Colombian lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the Aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. In the three months to September 30, 2000, the only significant "loss making" lease signed related to a B767-300ER Aircraft on lease to a North American lessee. Consequently, there was an overall net charge of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil million) in respect of 'loss making' leases in the three months ended September 30, 2000, compared with the three month period to September 30, 1999, where there was an overall net release of $4 million (Airplanes Limited: $3 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly Aircraft related technical expenditure, in the three months ended September 30, 2000 amounted to $7 million (Airplanes
Limited: $6 million; Airplanes Trust: $1 million) compared to other lease costs of $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) in the three months to September 30, 1999. The increase in the three months ended September 30, 2000 is attributable to a higher number of Aircraft being remarketed, partially offset by a release of $1 million in relation to a continuing review of the adequacy of maintenance reserves when Aircraft are re-leased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to September 30, 2000 amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil million). This is a comparable expense to that incurred in the three months to September 30, 1999 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses are the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to September 30, 2000 and the three months to September 30, 1999 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 2000 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $2 million for the period to September 30, 1999.

Operating Loss

The operating loss for the three months ended September 30, 2000 was $89 million (Airplanes

Limited: $80 million; Airplanes Trust: $9 million) compared with an operating loss of $57 million for the three months ended September 30, 1999 (Airplanes
Limited: $53 million; Airplanes Trust: $4 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $1 million (Airplanes Limited: $Nil million; Airplanes Trust : $1 million) required in the three months to September 30, 2000, as compared with a tax charge of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) for the three months ended September 30, 1999.

Net Loss

The net loss after taxation for the three months ended September 30, 2000 was $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million) compared with a net loss after taxation for the three months ended September 30, 1999 of $58 million (Airplanes Limited: $54 million; Airplanes Trust: $4 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

There was no movement in the cash balance for the three months to September 30, 2000, compared with a net decrease in cash of $3 million for the three months to September 30, 1999.

Liquidity

The cash balances at September 30, 2000 amounted to $193 million (Airplanes
Limited: $187 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 1999 of $213 million (Airplanes Limited: $207 million; Airplanes
Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2000 amounted to $45 million (Airplanes Limited: $41 million; Airplanes
Trust: $4 million) compared with $54 million in the three months ended September 30, 1999 (Airplanes Limited: $49 million; Airplanes Trust: $5 million). This includes cash paid in respect of interest of $61 million in the three months to September 30, 2000 (Airplanes Limited: $56 million; Airplanes Trust: $5 million) compared with $51 million in the three months to September 30, 1999 (Airplanes
Limited: $48 million; Airplanes Trust: $5 million). The decrease in cash provided by operating activities in the three month period to September 30, 2000 is primarily attributable to a greater number of off lease Aircraft during the three months ended September 30, 2000 and a reduction in lease revenues due to prior Aircraft sales. In addition in the three months to September 30, 2000, there was a net increase in the level of receivables balances, as compared to the three months to September 30, 1999 when there was a reduction in receivables.

Investing and Financing Activities

Cash flows from investing activities in the three months to September 30, 2000 reflect the cash provided by capital and sales type leases which was $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) as compared with $2 million in the three months ended September 30, 1999 (Airplanes Limited: $2 million; Airplanes Trust: Nil).

Cash flows from financing activities in the three months to September 30, 2000 primarily reflect the repayment of $46 million of principal on Subclass A-6 Notes and Class B Notes, by Airplanes Group (Airplanes Limited: $42 million; Airplanes Trust: $4 million) compared with $57 million of principal repaid on Subclass A6, Class B and Class C Notes by Airplanes Group (Airplanes Limited:
$52 million; Airplanes Trust: $5 million) in the three months to September 30, 1999. The decrease in principal repayments in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, is due to a decrease in cash provided by operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,561 million (Airplanes Limited: $3,244 million; Airplanes Trust: $317 million) at September 30, 2000 and $3,740 million (Airplanes Limited: $3,407 million; Airplanes Trust: $333 million) at September 30, 1999. Airplanes Group had $591 million Class E Notes outstanding at September 30, 2000 and September 30, 1999. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Results of Operations - Six Months Ended September 30, 2000 Compared with Six Months Ended September 30, 1999.

Airplanes Group's results for the six months ended September 30, 2000 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its Aircraft, in particular widebody Aircraft, and increased levels of Aircraft downtime. Overall, Airplanes Group generated $64 million in cash from operations in the six months to September 30, 2000 compared to $89 million in the same period of the previous year. The decrease in cash generated from operations in the six month period to September 30, 2000 is primarily attributable to a reduction in lease revenues due to a greater number of off lease Aircraft during the six months ended September 30, 2000 and previous Aircraft sales. In addition, there was an increased outflow of maintenance payments and a net increase in the level of receivables, as compared with the six months to September 1999. This was partially offset by a cash receipt from General Electric Capital Corporation under the terms of a Tax Sharing Agreement (see Part II. Other Information - Item 1.). There was a net loss after taxation for the six months to September 30, 2000 of $176 million (Airplanes Limited: $160 million; Airplanes Trust: $16 million) compared to a net loss after taxation for the six months to September 30, 1999 of $115 million (Airplanes Limited: $105 million; Airplanes Trust: $10 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest, a reduction in revenue due to Aircraft downtime and provisions for loss making leases and bad debts.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the six months ended September 30, 2000 were $238 million (Airplanes Limited: $217 million; Airplanes Trust:
$21 million) compared with $260 million (Airplanes Limited: $239 million; Airplanes Trust: $21 million) for the six months ended September 30, 1999. The decrease in 2000 was primarily attributable to the reduction in the number of Aircraft on lease in the period to September 30, 2000, as a consequence of a greater number of Aircraft off lease during the six months ended September 30, 2000 and to a lesser extent, previous Aircraft sales. At September 30, 2000, Airplanes Group had 193 of its 198 Aircraft on lease (Airplanes Limited: 176 Aircraft; Airplanes Trust: 17 Aircraft) compared to 196 of its 201 Aircraft on lease (Airplanes Limited: 178 Aircraft; Airplanes Trust: 18 Aircraft) at September 30, 1999.

Aircraft Sales

Sales revenues of $1 million (Airplanes Limited: $1 million, Airplanes Trust:
$Nil) in respect of the sale of an airframe of one A300 Aircraft were received in the six months ended September 30, 2000. Sales revenues of $2 million (Airplanes Limited $2 million; Airplanes Trust: $ Nil million) in respect of the sale of one B737-200 Aircraft and an engine from an A300 Aircraft, the airframe of which had previously been sold, were received in the six months ended September 30, 1999. The net book values of the Aircraft sold were $1 million (Airplanes Limited: $1 million, Airplanes Trust: Nil) in the period ended September 30, 2000 and September 30, 1999.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 2000 amounted to $86 million (Airplanes Limited: $77 million; Airplanes
Trust: $9 million) which is comparable with $87 million (Airplanes Limited: $79 million; Airplanes Trust: $8 million) for the comparative period in 1999.

Net Interest Expense

Net interest expense was $259 million (Airplanes Limited: $235 million; Airplanes Trust: $24 million) in the six month period ended September 30, 2000 compared to $226 million (Airplanes Limited: $205 million; Airplanes Trust: $21 million) in the six month period ended September 30, 1999. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $34 million and lower average debt in the six months to September 30, 2000 being offset by a higher interest rate.

The weighted average interest rate on the Class A - D Notes during the six months to September 30, 2000 was 7.56% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,022 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the six months to September 30, 1999 was 6.45% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,216 million.

The difference for the six months ended September 30, 2000 in Airplanes Group's net interest expense of $259 million (Airplanes Limited: $235 million; Airplanes
Trust: $24 million) and cash paid in respect of interest of $114 million (Airplanes Limited: $104 million; Airplanes Trust: $10 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 2000, Airplanes Group earned interest income (including lessee default interest) of $8 million (Airplanes Limited: $8 million; Airplanes Trust: Nil) compared with $6 million in the six months ended September 30, 1999 (Airplanes Limited: $6 million; Airplanes Trust: Nil).

At September 30, 2000, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal of $289 million. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $7 million in respect of bad and doubtful debts (Airplanes Limited: $5 million; Airplanes Trust: $2 million) in the six months ended September 30, 2000, compared with an overall net charge of $6 million for the six months ended September 30, 1999 (Airplanes Limited: $7 million; Airplanes Trust: a credit of $1 million). The net charge in the six months ended September 30, 2000 was primarily as a result of provisions in respect of one Turkish lessee, one Colombian lessee, one Irish lessee and one US lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. In the six months to September 30, 2000, the significant "loss making" leases signed related to two B737-400 Aircraft and one B737-200 Aircraft on lease to two European lessees and three DC9 Aircraft and one B767 Aircraft on lease to two North American lessees. Consequently, there was an overall net charge of $7 million (Airplanes Limited:
$7 million; Airplanes Trust: $Nil million) in respect of 'loss making' leases in the six months ended September 30, 2000, compared with the six month period to September 30, 1999, where there was an overall net release of $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly Aircraft related technical expenditure, in the six months ended September 30, 2000 amounted to $15 million (Airplanes
Limited: $14 million; Airplanes Trust: $1 million) compared to other lease costs of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in the six months to September 30, 1999. The increase in the six months ended September 30, 2000 is attributable to an increased number of Aircraft being remarketed, partially offset by a release of $2 million in relation to a continuing review of the adequacy of maintenance reserves when Aircraft are re-leased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period to September 30, 2000 amounted to $17 million (Airplanes Limited: $16 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the six months to September 30, 1999 of $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses are the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the six months to September 30, 2000 and the six months to September 30, 1999 include $12 million (Airplanes Limited: $6 million; Airplanes Trust: $6 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 2000 was $5 million (Airplanes Limited: $5 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to AerFi, similar to the charge of $5 million for the period to September 30, 1999.

Operating Loss

The operating loss for the six months ended September 30, 2000 was $179 million (Airplanes Limited: $162 million; Airplanes Trust: $17 million) compared with an operating loss of $112 million for the six months ended September 30, 1999 (Airplanes Limited: $102 million; Airplanes Trust: $10 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $3 million (Airplanes Limited: $2 million; Airplanes Trust : $1 million) required in the six months to September 30, 2000, as compared with a tax charge of $3 million (Airplanes Limited: $3 million, Airplanes Trust: $Nil) for the six months ended September 30, 1999.

Net Loss

The net loss after taxation for the six months ended September 30, 2000 was $176 million (Airplanes Limited: $160 million; Airplanes Trust: $16 million) compared with a net loss after taxation for the six months ended September 30, 1999 of $115 million (Airplanes Limited: $105 million; Airplanes Trust: $10 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

There was a decrease of $10 million in the cash balance for the six months to September 30, 2000, compared with a net decrease in cash of $11 million for the six months to September 30, 1999.

Liquidity

The cash balances at September 30, 2000 amounted to $193 million (Airplanes
Limited: $187 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 1999 of $213 million (Airplanes Limited: $207 million; Airplanes
Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 2000 amounted to $64 million (Airplanes Limited: $57 million; Airplanes Trust:
$7 million) compared with $89 million in the six months ended September 30, 1999 (Airplanes Limited: $80 million; Airplanes Trust: $9 million). This includes cash paid in respect of interest of $114 million in the six months to September 30, 2000 (Airplanes Limited: $104 million; Airplanes Trust: $10 million) compared with $112 million in the six months to September 30, 1999 (Airplanes
Limited: $102 million; Airplanes Trust: $10 million). The decrease in cash provided by operating activities in the six month period to September 30, 2000 is primarily attributable to a greater number of off lease Aircraft during the six months ended September 30, 2000 and a reduction in lease revenues due to previous Aircraft sales. In addition, in the six months to September 30, 2000 there was a net increase in the level of receivables balances, as compared to the six months to September 30, 1999 when there was a reduction in receivables.

Investing and Financing Activities

Cash flows from investing activities in the six months to September 30, 2000 reflect the cash provided by capital and sales type leases which was $3 million (Airplanes Limited: $3 million; Airplanes Trust: Nil) as compared with $4 million in the six months ended September 30, 1999 (Airplanes Limited: $4 million; Airplanes Trust: Nil). In the six months ended September 30, 2000, Airplanes Group also received sales proceeds of $1 million (Airplanes Limited:
$1 million; Airplanes Trust: Nil) compared to the receipt of $2 million (Airplanes Limited: $2 million, Airplanes Trust: Nil) in the six months ended September 30, 1999.

Cash flows from financing activities in the six months to September 30, 2000 primarily reflect the repayment of $77 million of principal on Subclass A-6 Notes and Class B Notes by Airplanes Group (Airplanes Limited: $70 million; Airplanes Trust: $7 million) compared with $104 million of principal repaid on Subclass A6, Class B and Class C Notes by Airplanes Group (Airplanes Limited:
$95 million; Airplanes Trust: $9 million) in the six months to September 30, 1999. The decrease in principal repayments in the six months ended September 30, 2000 as compared to the six months ended September 30, 1999, is due to a decrease in cash provided by operating activities as discussed above.

Comparison of Actual Cash Flows versus the 1998 Adjusted Base Case for the Three Month Period ended October 16, 2000.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2000 and Form 10-Q for the financial quarter to June 30, 2000 which are on file at the Securities and Exchange Commission and pages 3 to 9 of this Form 10-Q Report.

For the purposes of this report, the "Three Month Period", comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Form 8-Ks for the relevant months dated August 15, 2000, September 15, 2000 and October 16, 2000. The financial data in these reports includes cash receipts from July 12, 2000 (first day of the Collection Period for the August 2000 Report) up to October 10, 2000 (last day of the Collection Period for the October 2000 Report). Page 33 presents the cumulative cashflow information from March 1998 to the October 2000 Payment Date. This report, however, limits its commentary to the Three Month Period.

The March 9, 1998 Offering Memorandum (the "Offering Memorandum") for the 1998 Refinancing Certificates contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "1998 Base Case"). The 1998 Base Case has been adjusted to take account of 19 Aircraft sales which have occurred (three DC8-71Fs, one B737-300, four B737-200As, three A300-B4-100s and eight DC9s) and which were not anticipated in the 1998 Base Case (the "Adjusted Base Case"). For the purpose of this report, "Net Cash Collections" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments. A discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period is given below and should be read in conjunction with the analysis on page 32.

Cash Collections

"Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals less Movement in Current Arrears Balance and Net Stress-Related Costs), Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts. In the Three Month Period, Airplanes Group generated approximately $118.0 million in Total Cash Collections, $6.5 million more than the Adjusted Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 31).

[2]    Renegotiated Leases

       Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $0.3 million and relates to leases renegotiated with two lessees. The new rentals were reset at the then prevailing market rate for these Aircraft types.

[3]    Rental Resets Including Interest Rate Adjustments for Floating Rate
       Leases

       Rental Resets is a measure of the loss in rental revenue when new lease rates are different to those assumed in the Adjusted Base Case, including lease rate adjustments for changes in interest rates on floating rate leases. This amounted to $2.3 million in the Three Month Period.

[5]    Contracted Lease Rentals

       Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the Adjusted Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Three Month Period, Contracted Lease Rentals were $113.3 million, $2.6 million less than assumed in the Adjusted Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]    Movement in Current Arrears Balance

       Current Arrears is the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. There was a net negative movement of $1.0 million in the Current Arrears Balance over the Three Month Period.

       Net Stress-Related Costs

       Net Stress-Related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The Adjusted Base Case assumed gross stress-related costs equal to 6.0% of the 1998 Base Case Lease Rentals. However, the Adjusted Base Case also assumed the recovery of certain deferred arrears equal to 0.1% of the Adjusted Base Case Lease Rentals in the Three Month Period resulting in an overall Net Stress-Related Costs assumption of 5.9% of the Adjusted Base Case Lease Rentals. For the Three Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $6.0 million (5.2% of Lease Rentals) compared to $6.8 million outflow assumed in the Adjusted Base Case, a variance of $0.8 million that is due to the following five factors described in items [8] to [12] below.

[8]    Bad Debts

       Bad Debts are arrears owed by lessees who have defaulted and which are deemed irrecoverable. There were no bad debts during the Three Month Period.

[9]    Deferred Arrears Balance

       Deferred Arrears Balance refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.6 million in accordance with these restructurings.

[10]   Aircraft on Ground ("AOG")

       AOG is defined as the Adjusted Base Case lease rental lost when an Aircraft is off-lease and non-revenue earning. Airplanes Group had six Aircraft AOG at various different times during the Three Month Period and at September 30, 2000, five Aircraft were AOG.

[11]   Other Leasing Income

       Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, other leasing income amounted to $0.7 million.

[12]   Repossession Costs

       Repossession Costs cover legal and aircraft technical costs incurred as a result of repossessing an Aircraft. In the Three Month Period, Airplanes Group made payments totalling $2.6 million as a result of the repossession of one B747 freighter Aircraft from Tower Air in February 2000 and of two B737-400 Aircraft from a Turkish lessee in July 2000.

[14]   Net Lease Rentals

       Net Lease Rentals is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rentals amounted to $106.3 million, $2.7 million less than assumed in the Adjusted Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15]   Interest Earned

       Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $120 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, interest earned amounted to $3.3 million, $0.8 million more than assumed in the Adjusted Base Case. The difference is due to a combination of two factors: the Adjusted Base Case made no assumption as to the interest earned on the intra-month cash balances in the Collection Account and Expense Account and the average actual reinvestment rate for the Three Month Period was 6.5% as compared to 5.75% assumed in the Adjusted Base Case.

[16]   Aircraft Sales

       A cash deposit of $0.2 million was received in the Three Month Period in respect of one B737-200-QC Aircraft which is anticipated to be sold in the next three month period. No receipt of Aircraft sales proceeds was assumed in the Adjusted Base Case in the Three Month Period.

       Since March 1998, Airplanes Group has received net sales proceeds of $138.0 million in respect of the sale of twenty three Aircraft (including final bullet payment on one finance lease), nineteen of which were not anticipated in the 1998 Base Case.

       The net sales proceeds also include $0.5 million of deposits received in respect of one B737-200-QC Aircraft which is anticipated to be sold in the next three month period.

       The net sales proceeds on the twenty three Aircraft of $137.5 million compares with an overall Note Target Price at date of the respective sale of $132.2 million and a depreciated (using the 1998 Base Case depreciation assumptions) Initial Appraised Value (appraised as of October 1995) of $143.4 million.

[17]   Net Maintenance

       Net Maintenance refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, negative net maintenance costs of $0.2 million were incurred. The Adjusted Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular three month reporting period, maintenance revenue will exactly equal maintenance expenses.

[18]   Other Receipts

       As set out in Part II. Other Information - Item 1 - Legal Proceedings - Other Matters, Aero USA Inc. and Aero USA 3 Inc. file United States federal consolidated tax returns and certain state and local tax returns with General Electric Capital Corporation. $8.4 million was received from General Electric Capital Corporation during the Three Month Period as compensation under a Tax Sharing Agreement due to the utilisation by General Electric Capital Corporation of tax losses of Airplanes Group's US companies for the period ended December 31, 1999.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $13.8 million compared to $11.1 million assumed in the Adjusted Base Case. A number of offsetting factors discussed below have given rise to this.

Aircraft Operating Expenses includes all operational costs related to the leasing of Aircraft including costs of insurance, re-leasing and other overhead costs.

[20]   Re-leasing and other overhead costs

       Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $6.0 million (or 5.2% of Lease

       Rentals) compared to $2.3 million (or 2% of Lease Rentals) assumed in the Adjusted Base Case. Actual Re-leasing and other overhead costs exceeded the Adjusted Base Case assumption primarily due to higher than assumed transition costs on Aircraft delivering to new lessees and payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

       SG&A Expenses relate to fees paid to the Servicer and to other service providers.

[21]   Aircraft Servicer Fees

       The Aircraft Servicer Fees are defined as amounts paid to the Servicer in accordance with the terms of the Servicing Agreement. In the Three Month Period, the total Aircraft Servicer fees paid were $5.6 million, $0.1 million less than assumed in the Adjusted Base Case.

       Aircraft Servicer Fees consist of:

                                                                         $mm

       Retainer Fee....................................................  5.6
       Minimum Incentive Fee...........................................  0.0
       Core Cashflow/Sales Incentive Fee...............................  0.0
                                                                         ---
       Total Servicer Fee..............................................  5.6
                                                                         ===

       The Retainer Fee is a fixed amount per month per Aircraft and changes only as Aircraft are sold.

[23]   Other Servicer Fees and Other Overheads

       Other Servicer Fees and Other Overheads relate to fees and expenses paid to other Service providers including the Administrative Agent, the Cash Manager, financial advisors, legal advisors, accountants and the directors. In the Three Month Period, Other Servicer Fees amounted to $2.3 million, $0.8 million less than an assumed expense of $3.1 million in the Adjusted Base Case.

[30]   Interest Payments and [31] Swap Payments

       In the Three Month Period, interest payments to investors amounted to $57.9 million. This is $4.2 million higher than the Adjusted Base Case, which assumed interest costs for the Three Month Period to be $53.7 million. The variance reflects higher actual amounts outstanding on each Note class than assumed, and a higher than expected level of average interest rates offset by no interest payments on the Class E Notes (refer to Item [33] below). The Adjusted Base Case assumed LIBOR to be 5.75% whereas the average monthly LIBOR rate was 6.6%. Airplanes Group had net swap receipts of $1.2 million compared with nil assumed in the Adjusted Base Case for the Three Month Period.

[33]   Principal Payments

       In the period from March 11, 1998 to October 16, 2000, total principal payments amounted to $537.8 million, (comprising of $457.1 million on the Class A Notes, $50.6 million on the Class B

       Notes, $25.2 million on the Class C Notes and $4.9 million on the Class D Notes), $68.1 million less than assumed in the Adjusted Base Case. The breakdown of the $68.1 million variance is set out on page 33. In the Three Month Period, total principal payments amounted to $47.4 million, (comprising of $43.5 million on the Class A Notes and $3.9 million on the Class B Notes), $0.7 million more than assumed in the Adjusted Base Case. The breakdown of the $0.7 million variance is set out on page 32.

       Applying the declining value assumptions to the original March 1996 fleet appraisal and adjusting for Aircraft sales, the total appraised value of the Aircraft was assumed to be $4,073.0 million at March 15, 1998 and $3,496.8 million at October 16, 2000. The fleet is appraised annually and the most recent appraisal dated February 18, 2000, valued the existing fleet at $3,330.1 million. Details of the Appraised Values are contained in Appendix 1. Applying the declining value assumptions to the February 2000 fleet appraisal, the total appraised value was $3,211.2 million at October 16, 2000.

       Based on the appraisal dated February 18, 2000, the decline in Aircraft valuations in the year to February 2000 was approximately $15 million less than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes. However, as a consequence of the decline in appraised values experienced in the year to February 1999, combined with overall cash performance, Airplanes Group has continued to pay Class A Principal Adjustment Amounts from the March 2000 Payment Date (the first Payment Date for which the 2000 appraisal was effective). Cashflows were sufficient on the March and April 2000 Payment Dates to pay the Class C and Class D Scheduled Principal Amounts and Class E Minimum Interest. However, as a result of an adverse movement in cashflow performance in the six month period since the April 2000 Payment Date which arose due to the factors described above and in the Company's Form 10-Q for the financial quarter to June 30, 2000, available cashflows were not sufficient to pay all of the scheduled Class A Principal Adjustment Amounts in the six month period. As a result, no payments of the Class C and D Scheduled Principal Amounts were made in the six month period.

       Consequently at October 16, 2000, Class A Principal Adjustment Amounts outstanding were $9.5 million ($15 million at July 17, 2000) and total deferrals of Class C and Class D Scheduled Principal Amounts amounted to $7.7 million and $3.4 million respectively ($3.8 million and $1.6 million respectively at July 17, 2000). The Class E Minimum Interest Amount was also suspended in the Three Month Period.

       There can be no assurances that these arrears will be paid in full or that variations in future cashflows, which continue to suffer from adverse pressure on market lease rates, or future appraisals will not lead to further delays in the payment of Class A Principal Adjustment Amounts or increases in arrears of Class C and Class D Scheduled Principal Amounts.


Note                 Report Line Name                                  Description
----                 ----------------                                  -----------
                     CASH COLLECTIONS
[1]                  Lease Rentals...............................      Assumptions as per the Adjusted Base Case
[2]                  - Renegotiated Leases.......................      Change in contracted rental cash flow caused by a
                                                                       renegotiated lease
[3]                  - Rental Resets.............................      Re-leasing events where new lease rate deviated from the
                                                                       Adjusted Base Case
[4]                  - Other.....................................
[5] Sum [1]...[4]    Contracted Lease Rentals....................      Current Contracted Lease Rentals due as at the latest
                                                                       Calculation Date
[6]                  Movement in Current Arrears Balance               Current contracted lease rentals not received as at the
                                                                       latest Calculation Date, excluding Bad Debts
[7]                  Less Net Stress related Costs
[8]                  - Bad Debts.................................      Arrears owed by former lessees and deemed irrecoverable
[9]                  - Deferred Arrears Balance..................      Current arrears that have been capitalised and restructured as a Note Payable
[10]                 - AOG.......................................      Loss of rental due to an aircraft being off-lease and
                                                                       non-revenue earning
[11]                 - Other Leasing Income......................      Includes lease termination payments, rental guarantees and late payment charges
[12]                 - Repossession..............................      Legal and technical costs incurred in repossessing Aircraft.
[13] Sum [8]...[12]  Sub-total
[14] [5]+[6]+[13]    Net Lease Rentals...........................      Contracted Lease Rentals less Movement in Current Arrears
                                                                       Balance and Net Stress related costs
[15]                 Interest Earned.............................      Interest earned on monthly cash balances
[16]                 Aircraft Sales..............................      Proceeds, net of fees and expenses, from the sale of
                                                                       Aircraft.
[17]                 Net Maintenance.............................      Maintenance Revenue Reserve received less reimbursements to lessees
[18]                 Other Receipts..............................      Net proceeds received from the sale of shares held in an
                                                                       airline and amounts received under the Tax Sharing Agreement for the utilisation by GE Capital of tax losses of Airplanes
                                                                       Group companies.
[19] Sum [14]...[18] Total Cash Collections....................        Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                                       Maintenance + Other Receipts

                     CASH EXPENSES
                     Aircraft Operating Expenses.................      All operational costs related to the leasing of aircraft.

[20]                 - Releasing and Other Overheads.............      Costs associated with transferring an aircraft from one
                                                                       lessee to another, costs of insurance and other lessee-
                                                                       related overheads

                     SG&A Expenses
[21]                 Aircraft Servicer Fees......................      Monthly and annual fees paid to Aircraft Servicer
                     - Retainer Fee..............................      Fixed amount per month per aircraft
                     - Minimum Incentive Fee.....................      Minimum annual fee paid to Servicer for performance above an annually agreed target.
                     - Core Cashflow/Sales Incentive Fee.........      Fees (in excess of Minimum Fee above) paid to Servicer for performance above an annually agreed target/on sale of an
                                                                       aircraft.
[22] [21]            Sub-total
[23]                 Other Servicer Fees and Other                     Administrative Agent, trustee and professional fees paid to
                     Overheads ..................................      other service providers and other overheads
[24]  [22]+[23]      Sub-total
[25]  [20]+[24]      Total Cash Expenses.........................      Aircraft Operating Expenses + SG&A Expenses

                     NET CASH COLLECTIONS
[26]  [19]           Total Cash Collections......................      Line 19 above
[27]  [25]           Total Cash Expenses.........................      Line 25 above
[28]                 Movement in Expense Account.................      Relates to reduction in accrued expense amounts
[29]                 Refinancing Expenses (accrued March               Costs relating to the March 98 refinancing accrued on closing
                     98) ........................................      and paid post March 98
[30]                 Interest Payments...........................      Interest paid on all outstanding debt
[31]                 Swap payments                                     Net swap payments (paid)/received
[32] Sum [26]...[31] Total

[33]                 Principal payments                                Principal payments on debt



             Airplanes Cashflow Performance for the Period from July 12, 2000 to October 16, 2000 (3 Months)
                Comparison of Actual Cashflows versus Adjusted Base Case* Cashflows

                                                                                  % of 1998 Lease Rentals under
                                                                                     the Adjusted Base Case
                                                             Adjusted                         Adjusted
                                                             --------                         --------
                                                     Actual   Base Case* Variance  Actual    Base Case*   Variance    Base Case**
                                                     ------   -------------------  ------    ----------   --------    -----------
              CASH COLLECTIONS                           $M        $M        $M                                           $M
1             Lease Rentals                           115.8     115.8        0.0    100.0%      100.0%       0.0%        120.4
2              -  Renegotiated Leases                  (0.3)      0.0       (0.3)    (0.2%)       0.0%      (0.2%)         0.0
3              -  Rental Resets                        (2.3)      0.0       (2.3)    (2.0%)       0.0%      (2.0%)         0.0
4              -  Other                                 0.0       0.0        0.0      0.0%        0.0%       0.0%          0.0
                                                       ----      ----       ----     ----        ----       ----         -----

5      1 - 4  Contracted Lease Rentals                113.3     115.8       (2.6)    97.8%      100.0%      (2.2%)       120.4
6             Movement in Current Arrears              (1.0)      0.0       (1.0)    (0.9%)       0.0%      (0.9%)         0.0
7             less Net Stress Related Costs
8              -  Bad Debts                             0.0      (1.2)       1.2      0.0%       (1.0%)      1.0%         (1.2)
9              -  Deferred Arrears Balance              0.6       0.1        0.5      0.5%        0.1%       0.4%          0.1
10             -  AOG                                  (4.6)     (4.9)       0.2     (4.0%)      (4.2%)      0.2%         (5.1)
11             -  Other Leasing Income                  0.7       0.0        0.7      0.6%        0.0%       0.6%          0.0
12             -  Repossession                         (2.6)     (0.9)      (1.7)    (2.3%)      (0.8%)     (1.5%)        (1.0)
                                                      -----     -----      -----   ------      ------     ------         -----
13     8 - 12 Sub-total                                (6.0)     (6.8)       0.8     (5.2%)      (5.9%)      0.7%         (7.1)
14     5+6+13 Net Lease Rental                        106.3     109.0       (2.7)    91.8%       94.1%      (2.4%)       113.3
15            Interest Earned                           3.3       2.5        0.8      2.9%        2.2%       0.7%          2.5
16            Aircraft Sales                            0.2       0.0        0.2      0.2%        0.0%       0.2%          0.0
17            Net Maintenance                          (0.2)      0.0       (0.2)    (0.2%)       0.0%      (0.2%)         0.0
18            Other Receipts                            8.4       0.0        8.4      7.2%        0.0%       7.2%          0.0
                                                       ----      ----       ----     ----        ----       ----         -----
19   14 - 18  Total Cash Collections                  118.0     111.5        6.5    101.9%       96.3%       5.6%        115.8
                                                     ======    ======       ====   ======       =====       ====         =====
              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads       (6.0)     (2.3)      (3.7)    (5.2%)      (2.0%)     (3.2%)        (2.4)
              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                         (5.6)     (5.3)      (0.3)    (4.8%)      (4.6%)     (0.2%)        (5.3)
               -  Minimum Incentive Fee                 0.0      (0.4)       0.4      0.0%       (0.3%)      0.3%         (0.4)
               -  Core Cashflow/Sales Incentive         0.0       0.0        0.0      0.0%        0.0%       0.0%          0.0
                                                       ----      ----       ----      ----       ----       ----         -----
22      21    Sub-total                                (5.6)     (5.7)       0.1     (4.8%)      (4.9%)      0.1%         (5.7)
23            Other Servicer Fees and Other            (2.3)     (3.1)       0.8     (2.0%)      (2.6%)      0.7%         (3.1)
                                                      -----     -----       ----   ------      ------       ----         -----
24     22+23  Sub-total                                (7.9)     (8.8)       0.9     (6.8%)      (7.6%)      0.8%         (8.8)
                                                      -----     -----       ----   ------      ------       ----         -----
25     24+20  Total Cash Expenses                     (13.8)    (11.1)      (2.8)   (11.9%)      (9.6%)     (2.4%)       (11.2)
                                                     ======    ======      =====  =======      ======     ======         =====

              NET CASH COLLECTIONS

26      19    Total Cash Collections                  118.0     111.5        6.5    101.9%       96.3%       5.6%        115.8
27      25    Total Cash Expenses                     (13.8)    (11.1)      (2.8)   (11.9%)      (9.6%)     (2.4%)       (11.2)
28            Movement in Expense Account               0.0       0.0        0.0      0.0%        0.0%       0.0%          0.0
29            Refinancing Expenses (accrued Mar         0.0       0.0        0.0      0.0%        0.0%       0.0%          0.0
30            Interest Payments                       (57.9)    (53.7)      (4.2)   (50.0%)     (46.4%)     (3.6%)       (54.7)
31            Swap Payments                             1.2       0.0        1.2      1.0%        0.0%       1.0%          0.0
                                                       ----      ----       ----     ----        ----       ----         -----
32     26 -   TOTAL                                    47.4      46.7        0.7     40.9%       40.4%       0.6%         49.9
                                                      =====     =====       ====    =====       =====       ====         =====
      31

33            PRINCIPAL PAYMENTS

              Subclass A6                              43.5      36.6        6.8     37.5%       31.6%       5.9%         39.5
              Subclass B                                3.9       4.4       (0.5)     3.4%        3.8%      (0.4%)         4.7
              Subclass C                                0.0       3.9       (3.9)     0.0%        3.4%      (3.4%)         3.9
              Subclass D                                0.0       1.8       (1.8)     0.0%        1.6%      (1.6%)         1.8
                                                       ----      ----      -----     ----        ----     ------         -----
              Total                                    47.4      46.7        0.7     40.9%       40.4%       0.6%         49.9
                                                      =====     =====       ====    =====       =====       ====         =====

              Debt Balances at October 16, 2000

              Subclass A4                             200.0     200.0                                                    200.0
              Subclass A6                             486.5     444.6                                                    503.4
              Subclass A7                             550.0     550.0                                                    550.0
              Subclass A8                             700.0     700.0                                                    700.0
              Subclass B                              286.4     271.3                                                    276.7
              Subclass C                              349.8     342.2                                                    342.2
              Subclass D                              395.1     391.6                                                    391.6
                                                     ------    ------                                                  -------
                                                    2,967.8   2,899.6                                                  2,964.0
                                                   ========  ========                                                  =======



                Airplanes Cashflow Performance for the Period from March 11, 1998 to October 2000 (31 Months)
                        Comparison of Actual Cashflows versus Adjusted Base Case* Cashflows

                                                                                  % of 1998 Lease Rentals under
                                                                                     the Adjusted Base Case
                                                             Adjusted                         Adjusted
                                                             --------                         --------
                                                     Actual   Base Case* Variance  Actual    Base Case*   Variance    Base Case**
                                                     ------   -------------------  ------    ----------   --------    -----------
              CASH COLLECTIONS                           $M        $M        $M                                           $M
1             Lease Rentals                         1,208.8   1,208.8        0.0    100.0%      100.0%       0.0%      1,247.4
2              -  Renegotiated Leases                  (2.2)      0.0       (2.2)    (0.2%)       0.0%      (0.2%)         0.0
3              -  Rental Resets                       (17.3)      0.0      (17.3)    (1.4%)       0.0%      (1.4%)         0.0
4              -  Other                                 0.0       0.0        0.0      0.0%        0.0%       0.0%          0.0
                                                    -------   -------     ------   ------      ------     ------        ------
5      1 - 4  Contracted Lease Rentals              1,189.3   1,208.8      (19.5)    98.4%      100.0%      (1.6%)     1,247.4
6             Movement in Current Arrears             (17.5)      0.0      (17.5)    (1.5%)       0.0%      (1.5%)         0.0
7             less Net Stress Related Costs
8              -  Bad Debts                            (5.2)    (12.2)       7.0     (0.4%)      (1.0%)      0.6%        (12.6)
9              -  Deferred Arrears Balance             15.5      15.1        0.5      1.3%        1.2%       0.0%         15.1
10             -  AOG                                 (43.6)    (51.4)       7.8     (3.6%)      (4.3%)      0.6%        (53.0)
11             -  Other Leasing Income                  4.3       0.0        4.3      0.4%        0.0%       0.4%          0.0
12             -  Repossession                         (8.8)     (9.8)       1.0     (0.7%)      (0.8%)      0.1%        (10.1)
                                                    -------   -------     ------   ------      ------     ------        ------
13     8 - 12 Sub-total                              (37.7)     (58.4)      20.7     (3.1%)      (4.8%)      1.7%        (60.7)
14     5+6+13 Net Lease Rental                      1,134.0   1,150.4      (16.4)    93.8%       95.2%      (1.4%)     1,186.7
15            Interest Earned                          30.5      25.9        4.5      2.5%        2.1%       0.4%         25.9
16            Aircraft Sales                          138.0     137.5        0.5     11.4%       11.4%       0.0%         48.1
17            Net Maintenance                         (30.5)      0.0      (30.5)    (2.5%)       0.0%      (2.5%)         0.0
18            Other Receipts                            9.4       0.0        9.4      0.8%        0.0%       0.8%          0.0
                                                    -------   -------     ------   ------      ------     ------        ------
19   14 - 18  Total Cash Collections                1,281.4   1,313.8      (32.5)   106.0%      108.7%      (2.7%)     1,260.7
                                                   ========  ========     ======   ======      ======     ======       =======
              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads      (69.9)    (24.5)     (45.4)    (5.8%)      (2.0%)     (3.8%)       (25.2)
              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                        (55.7)    (54.9)      (0.8)    (4.6%)      (4.5%)     (0.1%)       (54.9)
               -  Minimum Incentive Fee                (4.5)     (3.9)      (0.6)    (0.4%)      (0.3%)     (0.1%)        (3.9)
               -  Core Cashflow/Sales Incentive        (3.5)      0.0       (3.5)    (0.3%)       0.0%      (0.3%)         0.0
                                                    -------   -------     ------   ------      ------     ------       ------
22      21    Sub-total                               (63.7)    (58.8)      (4.9)    (5.3%)      (4.9%)     (0.4%)       (58.8)
23            Other Servicer Fees and Other           (34.3)    (31.7)      (2.7)    (2.8%)      (2.6%)     (0.2%)       (31.7)
                                                    -------   -------     ------   ------      ------     ------       ------
24     22+23  Sub-total                               (98.0)    (90.4)      (7.6)   (8.1%)      (7.5%)     (0.6%)        (90.4)
                                                    -------   -------     ------   ------      ------     ------       ------
25     24+20  Total Cash Expenses                    (167.9)   (114.9)     (53.0)   (13.9%)      (9.5%)     (4.4%)      (115.7)
                                                    =======   =======     ======  =======      ======     ======       =======
              NET CASH COLLECTIONS
26      19    Total Cash Collections                1,281.4   1,313.8      (32.5)   106.0%      108.7%      (2.7%)     1,260.7
27      25    Total Cash Expenses                    (167.9)   (114.9)     (53.0)   (13.9%)      (9.5%)     (4.4%)      (115.7)
28            Movement in Expense Account              24.7       0.0       24.7      2.0%        0.0%       2.0%          0.0
29            Refinancing Expenses (accrued Mar 98)   (16.8)      0.0      (16.8)    (1.4%)       0.0%      (1.4%)         0.0
30            Interest Payments                      (583.4)   (591.2)       7.8    (48.3%)     (48.9%)      0.6%       (601.6)
31            Swap Payments                            (0.1)     (1.9)       1.8     (0.0%)      (0.2%)      0.1%         (1.9)
                                                    -------   -------     ------   ------      ------     ------       ------
32     26 -   TOTAL                                   537.8     605.9      (68.1)    44.5%       50.1%      (5.6%)       541.6
                                                     ======    ======     ======    =====       =====     ======         =====
33            PRINCIPAL PAYMENTS
              Subclass A5                              93.6      93.6       (0.0)     7.7%        7.7%     (0.0%)         93.6
              Subclass A6                             363.5     405.4      (41.9)    30.1%       33.5%     (3.5%)        346.6
              Subclass B                               50.6      65.7      (15.1)     4.2%        5.4%     (1.3%)         60.3
              Subclass C                               25.2      32.8       (7.6)     2.1%        2.7%     (0.6%)         32.8
              Subclass D                                4.9       8.4       (3.4)     0.4%        0.7%     (0.3%)          8.4
                                                    -------   -------     ------   ------      ------     ------        ------
              Total                                   537.8     605.9      (68.1)    44.5%       50.1%     (5.6%)        541.6
                                                     ======    ======     ======    =====       =====     ======         =====
              Debt Balances at October 16, 2000
              Subclass A4                             200.0     200.0                                                    200.0
              Subclass A6                             486.5     444.6                                                    503.4
              Subclass A7                             550.0     550.0                                                    550.0
              Subclass A8                             700.0     700.0                                                    700.0
              Subclass B                              286.4     271.3                                                    276.7
              Subclass C                              349.8     342.2                                                    342.2
              Subclass D                              395.1     391.6                                                    391.6
                                                    -------   -------                                                   ------
                                                    2,967.8   2,899.6                                                  2,964.0
                                                   ========  ========                                                  =======


                                                      Mar-98                            Adjusted
                                                     Closing          Actual           Base Case *
                                                     -------          ------           -----------
      Net Cash Collections                                             537.8               605.9

      Add Back Interest and Swap Payments                              583.5               593.1
                                                                    --------            --------
  a   Net Cash Collections                                           1,121.3             1,198.9
      (excl. interest and swap payments)                            ========             =======

  b   Swaps                                                              0.1                 1.9
  c   Class A Interest                                                 336.7               336.8
  d   Class A Minimum                                                    0.0                 0.0
  e   Class B Interest                                                  51.8                51.5
  f   Class B Minimum                                                   45.4                31.7
  g   Class C Interest                                                  76.5                75.8
  h   Class D Interest                                                 112.0               111.7
  i   Class A Principal Adjustment                                     332.4                 0.0
  i   Class C Scheduled                                                 25.2                32.8
  k   Class D Scheduled                                                  4.9                 8.4
  l   Permitted Aircraft Modifications                                   0.0                 0.0
  m   Step-up Interest                                                   0.0                 0.0
  n   Class E Minimum Interest                                           6.4                15.2
  o   Class B Supplemental                                               5.2                34.1
  p   Class A Supplemental                                             124.6               499.0
                                                                    --------            --------
      Total                                                          1,121.3             1,198.9
                                                                    ========            ========
 [1]  Interest Coverage Ratio
      Class A                                                            3.3                 3.5  = a/(b+c)
      Class B                                                            2.9                 3.1  = a/(b+c+d+e)
      Class C                                                            2.2                 2.4  = a/(b+c+d+e+f+g)
      Class D                                                            1.8                 2.0  = a/(b+c+d+e+f+g+h)
 [2]  Debt Coverage Ratio
      Class A                                                            3.3                 3.5  = a/(b+c+d)
      Class B                                                            2.6                 2.8  = a/(b+c+d+e+f)
      Class C                                                            1.1                 1.9  = a/(b+c+d+e+f+g+h+I+j)
      Class D                                                            1.1                 1.8  =
      Loan to Value Ratios (in US dollars)
 [3]  Expected Portfolio Value                       4,073.0                             3,496.8
 [4]  Adjusted Portfolio Value                                       3,211.2
      Liquidity Reserve Amount
      Of which - Cash                                  174.4           155.0               174.4
                    - Accrued Expenses                                  12.0
                    - Letters of Credit held
                                                      ------          ------              -----
      Subtotal                                         174.4           167.0               174.4
      Less Lessee Security Deposits                     54.4            35.0                54.4
                                                      ------          ------              -----
      Subtotal                                         120.0           132.0               120.0
                                                     -------         -------             -------
 [5]  Total Asset Value                              4,193.0         3,343.2             3,616.8
      Note Balances as at October 16, 2000
      Class A                                        2,393.6  57.1%  1,936.5  57.9%      1,894.6  52.4%
      Class B                                          337.0  65.1%    286.4  66.5%        271.3  59.9%
      Class C                                          375.0  74.1%    349.8  77.0%        342.2  69.3%
      Class D                                          400.0  83.6%    395.1  88.8%        391.6  80.2%
                                                     -------         -------             -------
                                                     3,505.6         2,967.8             2,899.6

  * Adjusted Base Case equals the March 1998 Prospectus Base Case as adjusted for Aircraft sales which have occurred and which were not anticipated in the March 1998 Prospectus Base Case Assumptions

 **   Base Case equals the March 1998 Prospectus Base Case.

 [1] Interest Coverage Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of senior in priority of payment to the relevant subclass of Notes.

 [2] Debt Service Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of Note plus the interest and minimum/scheduled payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the In respect of the Class A Notes, Principal Adjustment Amount payments have been excluded as they are a function of

 [3] Expected Portfolio Value represents the Initial Appraised Value of each Aircraft in the Portfolio multiplied by the Depreciation Factor at Payment Date divided by the Depreciation

      Factor at March 1996 Closing Date.

 [4] Adjusted Portfolio Value represents the Base Value of each Aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor as of the relevant

 [5] Total Asset Value is equal to Total Expected/Adjusted Portfolio Value plus Liquidity Reserve Amount minus Lessee Security Deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of September 30, 2000, are as follows:

                    Annual Interest                                                                  Estimated
                              Rate       Principal Amount    Expected Final      Final               Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end     Payment Date        Maturity Date      September 30, 2000
-----------------   -----------------     --------------     -------------       -------------      ------------------
                                           $ Millions                                                   $ Millions
Subclass A-4        (LIBOR+.62%)                200          March 15, 2003      March 15, 2019           200
Subclass A-6        (LIBOR+.34%)                496          January 15, 2004    March 15, 2019           496
Subclass A-7        (LIBOR+.26%)                550          March 15, 2001      March 15, 2019           550
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003      March 15, 2019           698
Class B             (LIBOR+.75%)                288          March 15, 2009      March 15, 2019           283
Class C             (8.15%)                     350          March 15, 2011      March 15, 2019           330
Class D             (10.875%)                   395          March 15, 2012      March 15, 2019           316
                                             ------                                                    ------
                                              2,979                                                     2,873
                                             ======                                                    ======

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of AerFi Group, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 2000, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $1,835 million. The aggregate notional principal of these Swaps will be reduced to $1,345 million by the end of the fiscal year ended March 31, 2001. These Swaps will be further reduced to an aggregate notional principal balance of $980 million by the year ended March 31, 2002, to an aggregate notional principal balance of $330 by the year ended March 31, 2003 and to an aggregate notional principal balance of $35 million by the year ended March 31, 2004. None of the Swaps have maturity dates extending beyond May 2004. The aggregate fair value of the Swaps at September 30, 2000 was $1 million.

Airplanes Group Swap Book at September 30, 2000

                                             Final
Swap No.  Notional Amount (i) Effective    Maturity      Fixed Rate                Estimated Fair Market
           ($ Millions)         Date        Date        Payable(ii)       Value as at September 30, 2000
   1           0              12/15/97     10/15/00       5.8475%                                $3,321
   2           0              4/17/00      10/15/00       6.4500%                               $10,291
   3           15             1/15/97      11/15/00       6.0550%                               $14,296
   4           5              8/15/97      12/15/00       5.9800%                               $13,379
   5           10             10/28/99      1/15/01       5.9250%                               $26,542
   6          165             7/31/00       1/15/01       6.7390%                               $12,188
   7           30             12/23/97      3/15/01       5.8175%                               $78,968
   8           60             3/28/96       4/15/01       6.0925%                              $170,357
   9           20             11/17/99      4/15/01       5.8550%                               $98,069
  10           55             8/15/00       5/15/01       6.7750%                             ($20,345)
  11           25             10/28/97      6/15/01       5.9600%                              $111,055
  12           15             12/15/99      8/15/01       6.2000%                               $43,187
  13           20             5/27/98       4/15/02       6.2800%                              $148,074
  14           30             8/16/99       4/15/02       6.2250%                              $188,772
  15           15             12/15/99      4/15/02       6.3100%                               $53,480
  16           10             10/27/98      5/15/02       6.2900%                               $37,906
  17           15             4/17/00       5/15/02       6.7150%                             ($45,038)
  18          355             11/15/99      6/15/02       6.1200%                            $1,596,296
  19           10             2/16/99       7/15/02       6.2700%                               $58,608
  20           20             9/15/98       8/15/02       6.1700%                               $85,317
  21          140             7/15/98      12/15/02       6.2400%                              $675,186
  22           40             6/15/00      12/15/02       7.1125%                            ($743,566)
  23           30             8/25/98       2/15/03       6.3900%                               $92,978
  24           15             10/15/98      2/15/03       6.3800%                               $58,156
  25           10             11/16/98      2/15/03       6.3900%                               $33,309
  26           50             12/15/98      2/15/03       6.2840%                              $274,927
  27           15             2/15/00       3/15/03       6.3965%                               $60,334
  28           15             1/18/00       3/15/03       6.3850%                               $52,628
  29           40              6/1/99       3/15/03       6.2200%                              $233,926
  30           20             12/21/99      3/15/03       6.5875%                             ($55,062)
  31           0              4/15/01       4/15/03       7.1850%                            ($246,533)
  32           50             6/21/99       6/15/03       6.3100%                              $261,558
  33           65             7/15/99       8/15/03       6.2900%                              $326,889
  34           15             1/18/00      10/15/03       6.4650%                               $22,124
  35           30             8/17/99      11/15/03       6.3300%                              $159,271
  36           0              12/15/00     11/15/03       7.3625%                            ($684,572)





  37           25             4/26/00      11/15/03       6.6975%                             ($66,514)
  38           15             9/20/00      11/15/03       6.5625%                             ($55,180)
  39           20             3/24/00      12/15/03       6.8450%                            ($193,966)
  40          145             5/15/00       1/15/04       7.2995%                            ($901,582)
  41           80             6/26/00       2/15/04       6.9775%                            ($280,116)
  42           45             8/15/00       2/15/04       6.7700%                            ($317,542)
  43           95             8/18/00       4/15/04       6.7700%                            ($101,730)
  44           0              4/17/01       5/15/04       6.8290%                            ($212,325)
                                                                                             ----------
                                                                                             1,077,322

(i) While some of the above may have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis, with the exception of Swap No. 8 which is calculated on a monthly fixed 30/360 unadjusted basis.

(iii) Under all Swaps, Airplanes Group receives floating at one month LIBOR, which resets monthly.

Pursuant to a decision of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced thirty of its portfolio of forty four Swaps. Twenty of these Swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected current market rates. Airplanes Group received a net cash payment of $9.33 million with respect to these twenty Swaps. In addition, ten of the thirty Swaps were terminated, in return for a net payment to Airplanes Group of $1.92 million. In aggregate therefore, Airplanes Group received a net cash inflow of $11.25 million, but will now have higher ongoing swap costs as a result of re-calibrating the Swaps to current market rates. Simultaneously with these terminations, Airplanes Group put in place a replacement Swap to maintain a fully hedged position. These adjustments and terminations released the positive value in Airplanes Group's Swaps and allowed that value to be available to be applied to additional payments of the Class A Principal Adjustment Amount. These transactions were conducted in accordance with Airplanes Group's interest rate risk management policies.

The realized gain on the termination of these Swaps has been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps".

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments.
This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to September 30, 2000, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million. The net aggregate notional principal balance of Swaptions at September 30, 2000 therefore amounted to $289 million. The fair values of the Swaptions at September 30, 2000 was $0.1 million.

Airplanes Group Swaption Book at September 30, 2000

                   Notional amount
Swaption     as at September 30, 2000 (i)   Effective        Final           Fixed Rate          Estimated Far Market
   No.               ($ Millions)              Date      Maturity Date    Receivable (ii)             Value as at
                                                                                                  September 30, 2000
    1                     4                  05/15/98       10/15/00           5.000%                        1
    2                     10                 03/16/98       10/15/00           5.000%                        1
    3                     25                 09/15/98       11/15/00           5.200%                        1
    4                     7                  02/17/98       01/15/01           5.000%                        1
    5                     24                 01/15/98       05/15/01           5.000%                    2,662
    6                     50                 09/15/98       12/15/01           5.300%                    7,131
    7                     30                 01/15/98       04/15/02           5.000%                   48,787
    8                     14                 04/15/98       09/15/02           5.100%                    9,977
    9                     20                 02/17/98       09/15/02           5.100%                   14,252
   10                     15                 03/16/98       03/15/03           5.100%                      591
   11                     50                 07/15/98       03/15/03           5.100%                    1,970
   12                     20                 04/15/98       06/15/03           5.100%                    4,374
   13                     10                 09/15/98       09/15/03           5.300%                   12,719
   14                     10                 02/16/99       02/15/04           5.400%                    6,627
                         ---                                                                           -------
                         289                                                                           109,094
                         ===                                                                           =======


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

Part II.          Other Information

Item 1. Legal Proceedings

VASP

On November 5, 1992, AerFi obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with AerFi. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting AerFi repossession and export of the Repossessed Assets. AerFi was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between AerFi and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against AerFi in lieu of the return of the Repossessed Assets. AerFi is appealing the December 1996 decision and the court's responses to the clarificatory motions. As part of its appeals, AerFi filed a recession action with the High Court which seeks to overturn the decisions of the High Court and which seeks a stay on the December 1996 decision pending determination of its recession action.

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

Other Matters

Prior to the transfer of the Class E Notes held by AerFi Group and its subsidiary, AerFi Inc. to General Electric Capital Corporation, AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, filed United States federal consolidated tax returns and certain state and local tax returns with AerFi, Inc., and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by AerFi, Inc. and its subsidiaries. AerFi believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA Inc or AeroUSA 3, Inc.

Subsequent to November 20, 1998, AeroUSA Inc. and AeroUSA 3, Inc. file consolidated United States federal tax returns and certain state and local tax returns with General Electric Capital Corporation, such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a Tax Sharing Agreement with General Electric Capital Corporation which is substantially similar to the Tax Sharing Agreement between Airplanes Trust and AerFi which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from AerFi Inc.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.2 Memorandum and Articles of Association of Airplanes Limited (incorporating all amendments up to and including September 29, 2000).

                  3.3 Amendment dated September 29, 2000 by and among Wilmington Trust Company, as Delaware Trustee, and the Controlling Trustees referred to therein, to the Airplanes US Trust Amended and Restated Trust Agreement among AerFi Inc., as Settlor, Wilmington Trust Company and the Controlling Trustees.

                  27.1     Financial Data Schedule of Airplanes Limited

                  27.2     Financial Data Schedule of Airplanes U.S. Trust

         (b) Reports on Form 8-K: Filed for event dates July 17, 2000; August 15, 2000; September 15, 2000 (relating to the monthly report to holders of the Certificates).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000                   AIRPLANES LIMITED


                                           By: /s/ WILLIAM M. MCCANN
                                              --------------------------
                                                William M. McCann
                                                Director and Principal
                                                Accounting Officer



Date:  November 14, 2000                   AIRPLANES U.S. TRUST


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

                                INDEX TO EXHIBITS

EXHIBIT NUMBER

27.1              Financial Data Schedule of Airplanes Limited

27.2              Financial Data Schedule of Airplanes U.S. Trust

                                                                    Appendix 1

Airplanes Group Portfolio

Particulars of the Portfolio as of September 30, 2000 by reference to Appraised Value at February 18, 2000 are contained in the table below

                                                                                                                         Appraised
                                                                                                             Date of      Value at
                                                                        Aircraft     Engine      Serial    Manufacture  February 18,
Region               Country        Lessee                                Type     Configuration Number     Conversion   (US$000's)
------               -------        ------                                ----     ------------- ------     ----------   ----------
Africa               Tunisia        Nouvelair Tunisie                 MD83         JT8D-219      49672       1-Jul-88         18,507
                     Tunisia        Tuninter                          B737-300     CFM56-3C1     24905       1-Feb-91         22,473
Asia & Far East      China          China Southern                    B737-500     CFM56-3C1     24897      26-Feb-91         18,467
                     China          China Southern                    B737-500     CFM56-3C1     25182       3-Feb-92         19,990
                     China          China Southern                    B737-500     CFM56-3C1     25183      14-Feb-92         19,760
                     China          China Southern                    B737-500     CFM56-3C1     25188      12-Mar-92         19,687
                     China          Xiamen                            B737-200QC   JT8D-17A      23066       9-Dec-83          7,497
                     China          Xinjiang                          B757-200     RB211-535E4-  26156      25-Nov-92         39,423
                     India          Jet Airways (India) Pvte Ltd.     B737-500     CFM56-3C1     25191      10-Apr-92         19,020
                     Indonesia      PT Mandala Airlines               B737-200A    JT8D-15       22278      19-Mar-80          5,077
                     Indonesia      PT Mandala Airlines               B737-200A    JT8D-17A      22803      14-Feb-83          5,623
                     Indonesia      PT Mandala Airlines               B737-200A    JT8D-17A      22804       1-Feb-83          5,487
                     Indonesia      PT Mandala Airlines               B737-200A    JT8D-17A      23023      30-Mar-83          6,047
                     Malaysia       Air Asia Sdn. Bhd.                B737-300     CFM56-3C1     24907       1-Mar-91         22,330
                     Pakistan       Pakistan Int Airline              A300-B4-203  CF6-50C2       269       11-Aug-83         10,417
                     Philippines    Philippine Airlines               B737-300     CFM56-3B1     24770       1-Oct-90         20,480
                     South Korea    Asiana Airlines                   B737-400     CFM56-3C1     24493      14-Jul-89         21,397
                     South Korea    Asiana Airlines                   B737-400     CFM56-3C1     24520      21-Dec-89         23,060
                     Taiwan         Far Eastern Air Transport         MD83         JT8D-219      49950       1-Nov-91         21,123
Australia & New      Australia      National Jet Systems              DHC8-100     PW121          229        1-Sep-90          5,040
                     New Zealand    Air Nelson                        METRO-III    TPE331-11      705        1-Aug-88          1,087
                     New Zealand    Air Nelson                        METRO-III    TPE331-11      711        1-Mar-88          1,117
                     New Zealand    Air Nelson                        METRO-III    TPE331-11      712        1-Jun-88          1,123
Europe               Austria        Rheintalflug                      DHC8-300     PW123          307        1-Dec-91          7,550
                     Bulgaria       Balkan Bulgarian Airlines         B737-300     CFM56-3B2     23749       1-May-87         18,907
                     Bulgaria       Balkan Bulgarian Airlines         B737-300     CFM56-3B2     23923       1-Apr-88         18,733
                     France         Air France                        A320-200     CFM56-5A3      203        1-Sep-91         27,730
                     France         Air France                        A320-200     CFM56          220        1-Sep-91         27,923
                     France         Air Liberte S.A.                  MD83         JT8D-219      49943       1-Jul-91         20,640
                     Hungary        Malev                             B737-400     CFM56-3C1     25190       7-Apr-92         25,127
                     Hungary        Malev                             B737-400     CFM56-3C1     26069       2-Nov-92         25,357
                     Hungary        Malev                             B737-400     CFM56-3C1     26071      13-Nov-92         25,480
                     Ireland        Transaer International            A300-B4-203  CF6-50C2       131        7-Feb-81         10,423
                     Italy          Air One SpA                       B737-300     CFM56-3C1     25179      12-Feb-92         23,323
                     Italy          Air One SpA                       B737-300     CFM56-3C1     25187      14-Mar-92         23,047
                     Italy          Eurofly S.P.A                     MD83         JT8D-219      49390       1-Apr-86         17,327
                     Italy          Eurofly S.P.A                     MD83         JT8D-219      49631      14-Jun-89         18,467
                     Italy          Meridiana SpA                     MD83         JT8D-219      49792       1-Nov-89         19,120
                     Italy          Meridiana SpA                     MD83         JT8D-219      49935      26-Sep-90         21,833
                     Italy          Meridiana SpA                     MD83         JT8D-219      49951      25-Aug-91         20,960
                     Macedonia      Interimpex-Avioimpex              MD83         JT8D-219      49442      29-Apr-87         17,523
                     Netherlands    Schreiner Airways                 DHC8-300     PW123          232       20-Oct-90          7,017
                     Netherlands    Schreiner Airways                 DHC8-300     PW123          244        1-Dec-90          7,130
                     Netherlands    Schreiner Airways                 DHC8-300A    PW123          266       20-Mar-91          7,700
                     Netherlands    Schreiner Airways                 DHC8-300A    PW123          276       13-May-91          7,890
                     Netherlands    Schreiner Airways                 DHC8-300A    PW123          283        1-Sep-91          7,997
                     Netherlands    Schreiner Airways                 DHC8-300A    PW123          298        1-Apr-92          8,287
                     Netherlands    Schreiner Airways                 DHC8-300A    PW123          300        1-Apr-92          8,503
                     Norway         Wideroe's Flyveselskap a/s        DHC8-300     PW123          293        1-Oct-91          7,600
                     Norway         Wideroe's Flyveselskap a/s        DHC8-300     PW123          342        1-Dec-92          7,770
                     Spain          Air Europa                        B737-400     CFM56-3C1     24906      24-Feb-91         23,120
                     Spain          Air Europa                        B737-400     CFM56-3C1     24912      14-Jun-91         23,567
                     Spain          Futura                            B737-400     CFM56-3C1     24689       3-Jul-90         24,130
                     Spain          Futura                            B737-400     CFM56-3C1     24690       1-Jul-90         24,250
                     Spain          Futura                            B737-400     CFM56-3C1     25180      21-Jan-92         25,553
                     Spain          Spanair                           MD83         JT8D-219      49620       1-Jul-88         18,093
                     Spain          Spanair                           MD83         JT8D-219      49624       1-Aug-88         18,923
                     Spain          Spanair                           MD83         JT8D-219      49626      22-Oct-88         18,503
                     Spain          Spanair                           MD83         JT8D-219      49709       1-Dec-88         18,377
                     Spain          Spanair                           MD83         JT8D-219      49936       6-Oct-90         21,557
                     Spain          Spanair                           MD83         JT8D-219      49938       1-Dec-90         20,270
                     Sweden         Britannia Airways AB              B757-200     RB2110-535E4- 26151      23-Jul-92         39,353
                     Turkey         MNG Airlines Cargo                A300-C4-203  CF6-50C2        83        1-May-79         16,787
                     Turkey         Pegasus                           B737-400     CFM56-3C1     24345       1-Jun-89         22,333
                     Turkey         Pegasus                           B737-400     CFM56-3C1     24684       1-Apr-90         23,893
                     Turkey         Pegasus                           B737-400     CFM56-3C1     24687      25-May-90         23,587
                     Turkey         Pegasus                           B737-400     CFM56-3C1     26081      10-Mar-93         26,293





Particulars of the Portfolio as of September 30, 2000 by reference to Appraised
Value at February 18, 2000 are contained in the table below

                                                                                                                         Appraised
                                                                                                             Date of      Value at
                                                                        Aircraft     Engine      Serial    Manufacture  February 18,
Region               Country        Lessee                                Type     Configuration Number     Conversion   (US$000's)
------               -------        ------                                ----     ------------- ------     ----------   ----------
                     Turkey         Turk Hava Yollari                 B737-400     CFM56-3C1     24917      24-Jun-91         24,780
                     Turkey         Turk Hava Yollari                 B737-400     CFM56-3C1     25181       3-Feb-92         25,093
                     Turkey         Turk Hava Yollari                 B737-400     CFM56-3C1     25184       2-Mar-92         25,343
                     Turkey         Turk Hava Yollari                 B737-400     CFM56-3C1     25261       9-Apr-92         24,990
                     Turkey         Turk Hava Yollari                 B737-500     CFM56-3C1     25288      16-Jun-92         19,773
                     Turkey         Turk Hava Yollari                 B737-500     CFM56-3C1     25289      12-Jun-92         19,870
                     Turkey         Turk Hava Yollari                 B737-400     CFM56-3C1     26065       1-May-92         25,010
                     United Kingdom Airtours                          A320-200     CFM56          294        2-Apr-92         29,483
                     United Kingdom Airtours                          A320-200     CFM56          301       22-Apr-92         29,190
                     United Kingdom Airtours                          A320-200     CFM56          348       17-Jun-92         28,743
                     United Kingdom Airtours                          A320-200     CFM56-5A3      349       30-Oct-92         29,507
                     United Kingdom British Midland                   B737-500     CFM56-3C1     25185      18-Feb-92         19,270
                     United Kingdom Brymon Airways                    DHC8-300A    PW123          296        1-Oct-91         7,473
                     United Kingdom Brymon Airways                    DHC8-300     PW123          334        8-Oct-92         7,507
                     United Kingdom Titan Airways Limited             ATR42-300    PW120          109       14-Oct-88         4,830
                     United Kingdom Titan Airways Limited             ATR42-300    PW120          113       18-Nov-88         5,057
Latin America        Antigua        Liat                              DHC8-102     PW120-A        113        1-Sep-88         5,543
                     Antigua        Liat                              DHC8-100     PW120-A        140        1-Mar-89         4,613
                     Antigua        Liat                              DHC8-100     PW120-A        144        1-Mar-89         4,907
                     Antigua        Liat                              DHC8-100     PW120-A        270        1-May-91         5,680
                     Argentina      Aerolineas Argentinas S.A.        B737-200A    JT8D-17       21192       1-Mar-76         3,827
                     Argentina      LAPA                              B737-200A    JT8D-17       21193       1-Jul-76         4,010
                     Argentina      LAPA                              B737-200A    JT8D-17       21196       1-Jul-76         3,740
                     Argentina      LAPA                              B737-200A    JT8D-15       22368       1-Sep-80         5,100
                     Argentina      LAPA                              B737-200A    JT8D-15       22369       1-Sep-80         5,030
                     Argentina      LAPA                              B737-200A    JT8D-15       22633       1-Mar-81         6,390
                     Brazil         Rio Sul                           B737-500     CFM56-3C1     25186      11-Mar-92         19,127
                     Brazil         Rio Sul                           B737-500     CFM56-3C1     25192      14-Apr-92         19,073
                     Brazil         Rio Sul                           B737-500     CFM56-3C1     26075      23-Oct-92         19,263
                     Brazil         TAM                               F100         TAY650-15     11304      27-Feb-91         12,980
                     Brazil         TAM                               F100         TAY650-15     11305      19-Apr-91         13,220
                     Brazil         TAM                               F100         TAY650-15     11336       5-Jun-91         13,267
                     Brazil         TAM (Meridionais)                 F100         TAY650-15     11284      31-Jul-90         12,133
                     Brazil         TAM (Meridionais)                 F100         TAY650-15     11285       1-Aug-90         13,010
                     Brazil         TAM (Meridionais)                 F100         TAY650-15     11347       1-Oct-91         13,503
                     Brazil         TAM (Meridionais)                 F100         TAY650-15     11348       6-Aug-91         13,587
                     Brazil         TAM Express S/A.                  F100         TAY650-15     11371      19-Dec-91         13,840
                     Brazil         VARIG                             MD11         CF6-80C2-D1F  48499      31-Dec-91         65,727
                     Brazil         VARIG                             MD11         CF6-80C2-D1F  48500       1-Mar-92         67,820
                     Brazil         VARIG                             MD11         CF6-80C2-D1F  48501       1-Sep-92         68,740
                     Chile          Aircraft Int. Leasing Limited     DC8-71F      CFM56-2C1     45810       9-Apr-92         13,940
                     Chile          Aircraft Int. Leasing Limited     DC8-71F      CFM56-2C1     45970      15-Oct-92         14,617
                     Chile          Aircraft Int. Leasing Limited     DC8-71F      CFM56-2C1     45976      10-Aug-91         14,377
                     Chile          Lan Chile Airlines                B737-200A    JT8D-15       22397       1-Feb-81         5,690
                     Chile          Lan Chile Airlines                B737-200A    JT8D-17A      22407       1-Sep-80         5,390
                     Chile          Lan Chile Airlines                B737-200A    JT8D-17A      23024       1-May-83         6,690
                     Chile          Lan Chile Airlines                B767-300ER   PW4060        26204       1-Oct-92         61,840
                     Colombia       ACES                              ATR42-320    PW121-5A1      284        1-Jan-92         6,570
                     Colombia       Avianca                           B767-200ER   PW4056        25421      14-Jan-92         44,370
                     Colombia       Avianca                           B757-200     RB211-535E4-  26154      22-Sep-92         38,217
                     Colombia       Avianca                           MD83         JT8D-219      49939      26-Oct-90         20,487
                     Colombia       Avianca                           MD83         JT8D-219      49946      18-Jul-91         21,250
                     Colombia       Avianca                           MD83         JT8D-219      53120      29-Jul-92         21,770
                     Colombia       Avianca                           MD83         JT8D-219      53125       2-Apr-92         21,067
                     Colombia       Tampa                             DC8-71F      CFM56-2C1     45849       9-Mar-91         14,487
                     Colombia       Tampa                             DC8-71F      CFM56-2C1     45945      19-May-92         14,967
                     Colombia       Tampa                             DC8-71F      CFM56-2C1     46066      24-Apr-91         14,330
                     Mexico         Aeromexico                        DC9-32       JT8D-17       48125       1-Apr-80         3,883
                     Mexico         Aeromexico                        DC9-32       JT8D-17       48126       1-Apr-80         4,167
                     Mexico         Aeromexico                        DC9-32       JT8D-17       48127       1-Jul-80         4,453
                     Mexico         Aeromexico                        DC9-32       JT8D-17       48128       1-Aug-80         4,357
                     Mexico         Aeromexico                        DC9-32       JT8D-17       48129       1-Nov-80         4,503
                     Mexico         Aeromexico                        DC9-32       JT8D-17       48130       1-Dec-80         4,577
                     Mexico         Aeromexico                        MD82         JT8D-217      49660       1-Mar-88         17,970
                     Mexico         Aeromexico                        MD82         JT8D-217A     49667      21-Jan-88         17,897
                     Mexico         Aeromexico                        MD87         JT8D-219      49673       1-Dec-88         13,133
                     Mexico         Mexicana                          F100         TAY650-15     11266      17-Aug-90         12,300
                     Mexico         Mexicana                          F100         TAY650-15     11309      16-May-91         13,330
                     Mexico         Mexicana                          F100         TAY650-15     11319       5-Apr-91         13,087
                     Mexico         Mexicana                          F100         TAY650-15     11339       1-Jul-91         13,187
                     Mexico         Mexicana                          F100         TAY650-15     11374      20-Jan-92         13,797


Particulars of the Portfolio as of September 30, 2000 by reference to Appraised Value at February 18, 2000 are contained in the table below


                                                                                                            Date of       Appraised
                                                                     Aircraft     Engine        Serial     Manufacture   at February
Region               Country        Lessee                             Type   Configuration     Number     Conversion    (US$000's)
------               -------        ------                             ----   --------------    ------     ----------    ----------
                     Mexico         Mexicana                          F100         TAY650-15     11375      1-Dec-92          14,080
                     Mexico         Mexicana                          F100         TAY650-15     11382      1-Jan-93          14,097
                     Mexico         Mexicana                          F100         TAY650-15     11384      1-Jan-93          14,097
                     Mexico         Mexicana                          B727-200A    JT8D-17R      21346      1-Oct-80          3,800
                     Mexico         Mexicana                          B727-200A    JT8D-17R      21600      1-Nov-80          4,310
                     Netherlands    ALM                               DHC8-300C    PW123          230       1-Feb-91          7,600
                      Antilles
                     Netherlands    ALM                               DHC8-300C    PW123          242       1-Nov-90          7,450
                      Antilles
                     Trinidad &     BWIA International                MD83         JT8D-219      49789      23-Sep-89         19,203
                      Tobago
North America        Canada         AC Leasing                        A320-200     CFM56-5A1      174       1-Apr-91          26,910
                     Canada         AC Leasing                        A320-200     CFM56-5A1      175       1-Apr-91          27,007
                     Canada         AC Leasing                        A320-200     CFM56-5A1      232       1-Oct-91          27,210
                     Canada         AC Leasing                        A320-200     CFM56-5A1      284       9-Mar-92          28,307
                     Canada         AC Leasing                        A320-200     CFM56-5A1      309       13-May-92         28,130
                     Canada         AC Leasing                        A320-200     CFM56-5A1      404       1-Jan-94          30,657
                     Canada         AC Leasing (1)                    B737-200A    JT8D-9A       20958      1-Jan-75          1,200
                     Canada         AC Leasing (1)                    B737-200A    JT8D-9A       20959      1-Nov-74          1,200
                     Canada         AC Leasing (1)                    B737-200A    JT8D-9A       21115      1-Dec-75          1,700
                     Canada         AC Leasing (1)                    B737-200A    JT8D-9A       21639      1-Nov-78          3,271
                     Canada         AC Leasing (1)                    B737-200A    JT8D-9A       21712      1-Feb-79          3,704
                     Canada         AC Leasing (1)                    B737-200A    JT8D-9A       22873      1-Jul-82          6,064
                     Canada         Air Canada                        B767-300ER   PW4060        26200      1-Sep-92          62,023
                     USA            Allegheny Airlines                DHC8-100     PW121          258       1-Jan-91          5,877
                     USA            America West                      B737-300QC   CFM56-3B1     23499      1-Jun-86          18,610
                     USA            America West                      B737-300QC   CFM56-3B1     23500      1-Jun-86          18,510
                     USA            American Airlines                 MD-83        JT8D-219      49941      1-Dec-90          22,327
                     USA            American Airlines                 MD-83        JT8D-219      49949      5-Aug-91          22,153
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45811      30-May-91         14,730
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45813      28-Apr-92         15,047
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45946      23-Apr-92         13,583
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45971      13-Feb-92         13,960
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45973      27-Feb-92         13,287
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45978      23-Apr-93         14,340
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45993      23-Jun-93         14,433
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45994      1-Sep-94          13,943
                     USA            BAX Global                        DC8-71F      CFM56-2C1     45998      21-May-93         13,350
                     USA            BAX Global                        DC8-71F      CFM56-2C1     46065      12-Jan-92         14,790
                     USA            Emery Worldwide                   DC8-71F      CFM56-2C1     45996      29-Oct-92         14,290
                     USA            Emery Worldwide                   DC8-71F      CFM56-2C1     45997      7-Dec-93          14,097
                     USA            Emery Worldwide                   DC8-73CF     CFM56-2C1     46091      1-Dec-89          18,243
                     USA            Frontier Airlines, Inc.           B737-300     CFM56-3B1     23177      1-Apr-86          16,173
                     USA            Hawaiian Airlines                 DC9-51       JT8D-17       47742      1-Jun-77          3,727
                     USA            Hawaiian Airlines                 DC9-51       JT8D-17       47784      1-May-79          3,713
                     USA            Hawaiian Airlines                 DC9-51       JT8D-17       47796      1-Apr-79          4,233
                     USA            Hawaiian Airlines                 DC9-51       JT8D-17       48122      26-Jan-81         4,723
                     USA            Idefix                            ATR42-300    PW120          249       1-Jun-91          6,427
                     USA            Polar Air Cargo                   B747-200BC   JT9D-7Q       21730      7-Jun-79          34,611
                     USA            TWA                               B767-300ER   PW4060        25411      15-Jan-92         60,843
                     USA            TWA                               MD83         JT8D-219      49575      1-Oct-87          18,403
                     USA            Vanguard Airlines                 B737-200A    JT8D-15       21735      1-Jun-79          7,623
                     USA            Vanguard Airlines                 B737-200A    JT8D-15       22979      1-Mar-83          8,913
Others               Cyprus         Fornax Aircraft Leasing Ltd.      B737-200A    JT8D-17       21685      1-Jan-79          5,623
                     Czech Republic Travel Servis                     B737-400     CFM56-3C1     24911      1-Apr-91          24,147
                     Kazakstan      Air Kazakstan                     B737-200A    JT8D-15       22090      1-May-80          5,890
                     Kazakstan      Air Kazakstan                     B737-200A    JT8D-15       22453      1-Mar-81          6,780
                     Ukraine        Ukraine International             B737-200A    JT8D-17A      22802      1-Feb-83          7,553
Off Lease                           Off Lease                         DHC8-300A    PW123          267       4-Apr-91          7,753
                                    Off Lease - LOI Air Canada (2)    B767-300ER   PW4060        24948      19-Jul-91         56,300
                                    Off Lease - LOI Garuda (2)        B737-400     CFM56-3C1     24683      7-Aug-90          23,863
                                    Off Lease - LOI Garuda (2)        B737-400     CFM56-3C1     24691      9-Aug-90          23,850
                                    Off Lease - Sale LOI ESC          B737-200QC   JT8D-17A      23065      15-Oct-96          8,467
                                      European Capital (3)                                                                 ---------
                                                                                                                           3,330,139

Note:

(1) Aircraft Lease Receivable Book Values are used for the Aircraft subject to Finance Leases (6 in total) rather than the Appraised Values of these Aircraft.

(2) These Aircraft are subject to non binding Letters of Intent for lease and are scheduled for delivery to the relevant lessee after September 30, 2000.

(3) This Aircraft is subject to a non binding Letter of Intent for sale and is scheduled for delivery after September 30, 2000.