Form 10-Q
period 2000-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2001-02-14
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                Yes  X                                    No
                    ---                                      ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
Issuer                                Class                    December 31, 2000

Airplanes Limited          Common Stock, $1.00 par value              30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended December 31, 2000

                                     Index

Part I.       Financial Information                                    Page No.

Item 1.  Financial Statements (Unaudited)                                  3

         - Unaudited Condensed Balance Sheets - December 31, 2000 and March 31, 2000
         - Unaudited Condensed Statements of Operations - Three Months Ended December 31, 2000 and December 31, 1999
         - Unaudited Condensed Statements of Operations - Nine Months Ended December 31, 2000 and December 31, 1999
         - Unaudited Condensed Statements of Changes in Shareholders Deficit/Net Liabilities - Nine Months Ended December 31, 2000 and December 31, 1999
         - Unaudited Condensed Statements of Cash Flows - Nine Months Ended December 31, 2000 and December 31, 1999
         -   Notes to the Unaudited Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of Financial                11
         Condition and Results of Operations
         -   Introduction
         -   Results of Operations - Three Months Ended
             December 31, 2000 Compared with Three Months
             Ended December 31, 1999
         -   Results of Operations - Nine Months Ended
             December 31, 2000 Compared with Nine Months
             Ended December 31, 1999
         -   Comparison of Actual Cashflows Versus The
             1998 Adjusted Base Case for the Three Month
             Period Ended January 16, 2001

Item 3.  Quantitative and Qualitative Disclosures about Market Risks      39

Part II. Other Information

Item 1.  Legal Proceedings                                                44

Item 6.  Exhibits and Reports on Form 8 - K                               45

Signatures

Appendix 1     Airplanes Group Portfolio

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                                AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                    March 31,                                 December 31,
                                     ----------------------------------------  -----------------------------------------
                                                      2000                                       2000
                                     ----------------------------------------  -----------------------------------------
                                      Airplanes     Airplanes                   Airplanes      Airplanes
                                       Limited        Trust       Combined       Limited         Trust       Combined
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                                   ($millions)                                ($millions)
ASSETS

Cash                                         197             6           203           184              6           190
Accounts receivable
  Trade receivables                           24             8            32            25             13            38
  Allowance for doubtful debts               (10)           (5)          (15)          (16)            (8)          (24)
Amounts due from Airplanes Limited             -            28            28             -             39            39
Net investment in capital and sales
  type leases                                 15             -            15            11              -            11
Aircraft, net                              2,697           235         2,932         2,579            218         2,797
Other assets                                   3             8            11             5              -             5
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total assets                               2,926           280         3,206         2,788            268         3,056
                                     ============  ============  ============  ============   ============  ============

LIABILITIES

Accrued expenses and other liabilities       807            74           881         1,019             95         1,114
Amounts due from Airplanes Trust              28             -            28            39              -            39
Indebtedness                               3,313           323         3,636         3,212            313         3,525
Provision for maintenance                    258            16           274           245             14           259
Deferred income taxes                         66            48           114            62             48           110
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total liabilities                          4,472           461         4,933         4,577            470         5,047
                                     ------------  ------------  ------------  ------------   ------------  ------------
Net liabilities                           (1,546)         (181)       (1,727)       (1,789)          (202)       (1,991)
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                           2,926           280         3,206         2,788            268         3,056
                                     ============  ============  ============  ============   ============  ============

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                        Three Months Ended December 31,
                                   -----------------------------------------------------------------------------
                                                  1999                                   2000
                                   ------------------------------------  ---------------------------------------
                                    Airplanes    Airplanes                Airplanes     Airplanes
                                     Limited       Trust     Combined      Limited        Trust       Combined
                                   -----------  ----------  -----------  -------------  -----------  -----------
                                                ($millions)                             ($millions)
Revenues
Aircraft leasing                          113          10          123          107           11          118
Aircraft Sales                              -           -            -            7            6           13
Other Income                                -           -            -            -            -            -

Expenses
Cost of Aircraft Sold                       -           -            -           (3)          (5)          (8)
Depreciation and amortisation             (40)         (4)         (44)         (39)          (3)         (42)
Net interest expense                     (108)        (11)        (119)        (125)         (12)        (137)
Provision for maintenance                 (16)         (1)         (17)         (13)           -          (13)
Bad and doubtful debts                      7           -            7            -           (1)          (1)
Provision for loss making leases, net      (1)          -           (1)          (4)           -           (4)
Other lease costs                          (5)          -           (5)          (6)           -           (6)
Selling, general and administrative
  expenses                                 (8)         (1)          (9)          (8)          (1)          (9)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes               (58)         (7)         (65)         (84)          (5)         (89)
Income tax benefit/(charge)                 3           -            3            1            -            1
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                                (55)         (7)         (62)         (83)          (5)         (88)
                                   ===========  ==========  ===========  ===========  ===========  ===========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                          Nine Months Ended December 31,
                                   -----------------------------------------------------------------------------
                                                  1999                                   2000
                                   ------------------------------------  ---------------------------------------
                                    Airplanes    Airplanes                Airplanes     Airplanes
                                     Limited       Trust     Combined      Limited        Trust       Combined
                                   -----------  ----------  -----------  -------------  -----------  -----------
                                                ($millions)                             ($millions)
Revenues
Aircraft leasing                          352          31          383          324           32          356
Aircraft sales                              2           -            2            8            6           14
Other income                                1           -            1            -            -            -

Expenses
Cost of Aircraft sold                      (1)          -           (1)          (4)          (5)          (9)
Depreciation and amortisation            (119)        (12)        (131)        (116)         (12)        (128)
Net interest expense                     (313)        (32)        (345)        (360)         (36)        (396)
Provision for maintenance                 (49)         (3)         (52)         (38)          (1)         (39)
Bad and doubtful debts                      -           1            1           (5)          (3)          (8)
Provision for loss making leases, net       5           1            6          (11)           -          (11)
Other lease costs                         (13)         (1)         (14)         (20)          (1)         (21)
Selling, general and administrative
  expenses                                (25)         (2)         (27)         (24)          (2)         (26)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes              (160)        (17)        (177)        (246)         (22)        (268)
Income tax benefit/(charge)                 -           -            -            3            1            4
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                               (160)        (17)        (177)        (243)         (21)        (264)
                                   ===========  ==========  ===========  ===========  ===========  ===========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES


                                            Nine Months Ended December 31, 1999 and December 31, 2000

                                                   Airplanes Limited            Airplanes Trust     Combined
                                      ----------------------------------------  ----------------  ------------
                                        Share         Net      Shareholders'          Net         Shareholders
                                       Capital     Liabilities    Deficit         Liabilities     Deficit/Net
                                                                                                  Liabilities
                                      ----------------------------------------  ----------------  ------------
                                      ($millions)  ($millions)  ($millions)       ($millions)     ($millions)
Balance at March 31, 1999                     -        1,311            1,311               163        1,474

Net loss for the period                                  160              160                17          177
                                      ----------   ----------  ---------------  ----------------  -----------
Balance at December 31, 1999                  -        1,471            1,471               180        1,651
                                      ==========   ==========  ===============  ================  ===========

Balance at March 31, 2000                     -        1,546            1,546               181        1,727

Net loss for the period                                  243              243                21          264
                                      ----------   ----------  ---------------  ----------------  -----------
Balance at December 31, 2000                  -        1,789            1,789               202        1,991
                                      ==========   ==========  ===============  ================  ===========

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                 Nine Months Ended December 31,
                                           ----------------------------------------------------------------------------
                                                           1999                                   2000
                                           -------------------------------------  -------------------------------------
                                           Airplanes    Airplanes                 Airplanes    Airplanes
                                            Limited       Trust       Combined     Limited       Trust       Combined
                                           -----------  -----------  -----------  -----------  -----------  -----------
                                                        ($millions)                            ($millions)
Cash flows from operating activities
Net loss                                         (160)         (17)        (177)        (243)         (21)        (264)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                     119           12          131          116           12          128
Aircraft maintenance, net                           7            1            8          (14)          (2)         (16)
Profit on disposal of aircraft                     (1)           -           (1)          (4)          (1)          (5)
Deferred income taxes                               -            -            -           (3)          (1)          (4)
Provision for loss making leases                   (5)          (1)          (6)          11            -           11
Provision for bad debts                             -           (1)          (1)           5            3            8
Accrued and deferred interest expense             173           17          190          212           21          233

Changes in operating assets & liabilities:
Accounts receivable                                 5            1            6            -           (6)          (6)
Intercompany account movements                     (2)           2            -           11          (11)           -
Other accruals and liabilities                     (2)           1           (1)          (9)           1           (8)
Other assets                                       (2)           -           (2)           -            8            8
                                           -----------  -----------  -----------  -----------  -----------  -----------
Net cash provided by operating activities         132           15          147           82            3           85
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash flows from investing activities
Purchase/Sale of aircraft                           -            -            -            4            7           11
Intercompany movements - Airplanes Group
Capital and sales type leases                       6            -            6            4            -            4
                                           -----------  -----------  -----------  -----------  -----------  -----------
Net cash provided by
investing activities                                6            -            6            8            7           15
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash flows from financing activities
Decrease in indebtedness                         (151)         (15)        (166)        (103)         (10)        (113)
                                           -----------  -----------  -----------  -----------  -----------  -----------
Net cash used in
  financing activites                            (151)         (15)        (166)        (103)         (10)        (113)
                                           ===========  ===========  ===========  ===========  ===========  ===========

Net decrease in cash                              (13)           -          (13)         (13)           -          (13)

Cash at beginning of period                       218            6          224          197            6          203
                                           -----------  -----------  -----------  -----------  -----------  -----------
Cash at end of period                             205            6          211          184            6          190
                                           ===========  ===========  ===========  ===========  ===========  ===========
Cash paid in respect of:
Interest                                          143           15          158          151           15          166
                                           ===========  ===========  ===========  ===========  ===========  ===========

Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.   Securitization Transaction

     On March 28, 1996, ("the Closing Date"), debis AirFinance Ireland plc ("debis AirFinance Ireland") (formerly AerFi Group plc) and its subsidiary undertakings ("debis AirFinance) re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction ("the Transaction").

     Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group"). Airplanes Group acquired directly or indirectly from debis AirFinance Ireland a portfolio of 229 commercial aircraft (collectively, the "Aircraft") and related leases (the "Leases"). The Transaction was effected by transferring existing subsidiaries of debis AirFinance that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of Notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. Airplanes Group also issued Class E Notes of $604 million ranking after the Notes and these were taken up by debis AirFinance as part consideration for the transfer of the Aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction.

     On March 16, 1998, Airplanes Group successfully completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, debis AirFinance Ireland and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electrical Capital Corporation. Indebtedness at December 31, 2000 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.4 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

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

     The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 2000 and for the three month periods ending December 31, 2000 and December 31, 1999. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncement

Derivative Instruments and Hedging Activities:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. Airplanes Group is planning to adopt SFAS No. 133 and SFAS No. 138 on April 1, 2001.

Upon adoption of the standards, all derivatives will be recognized on the balance sheet at their fair value. All derivatives will be designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. Airplanes Group expects that all of its interest rate swaps will be designated as cash flow hedges while its swaptions will be designated as trading instruments.

Airplanes Group has a detailed hedging policy, which has been approved by the Board of Directors and Controlling Trustees and the Rating Agencies. This policy has been employed by the Administrative Agent since the inception of Airplanes Group in 1996. As part of this hedging policy, Airplanes Group is in the process of formally documenting all relationships between hedging instruments and hedged items in the context of the requirements of SFAS No. 133 and SFAS No. 138.

This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. Prior to April 1, 2001, and in the future, Airplanes Group will formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge will be recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

Airplanes Group will discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued, Airplanes Group will continue to carry the derivative at its fair value on the balance sheet, and will recognize any changes in its fair value in earnings.

In all situations where derivatives are designated as trading instruments, they will be carried at fair value on the balance sheet and any changes in fair value will be recognized in earnings.

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 10) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2000, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 28, 1996, Airplanes Pass Through Trust (the "Trust") issued $4,048 million of Pass Through Certificates (the "1996 Certificates") in four classes
- Class A, Class B, Class C and Class D. The Class A 1996 Certificates were further subdivided into five separate subclasses (A-1 through A-5). Each class and subclass of the Certificates represents an interest in two corresponding classes or subclasses of notes (collectively, the "1996 Notes") issued by Airplanes Limited ("Airplanes Limited") and Airplanes U.S. Trust ("Airplanes Trust"). Airplanes Limited, together with Airplanes Trust and their respective subsidiaries comprise Airplanes Group ("Airplanes Group"). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed (the "1996 Guarantees") the other's obligations under each class or subclass of 1996 Notes. Also on March 28, 1996, Airplanes Group received the net proceeds from an underwritten offering of the 1996 Certificates (the "Underwritten Offering") in exchange for the 1996 Notes. Airplanes Group used such net proceeds, together with approximately $604 million in aggregate principal amount of a fifth class of Airplanes Group notes (the "Class E Notes") to acquire certain subsidiaries of debis AirFinance Ireland plc ("debis AirFinance Ireland") (formerly known as AerFi Group plc) and, together with its subsidiaries and affiliates, "debis AirFinance"). Of the $604 million of Class E Notes issued, approximately $13 million were canceled in July 1996 based on the purchase price adjustment provisions in the agreements pursuant to which these subsidiaries of debis AirFinance Ireland were sold to Airplanes Group. The acquired subsidiaries owned 229 aircraft (the "Aircraft") and related leases to 82 aircraft operators in 40 countries as at March 31, 1996. As at December 31, 2000, 31 of these Aircraft had been sold and one Aircraft had suffered a constructive total loss. At December 31, 2000, 192 of the remaining 197 Aircraft were on lease to 65 operators in 36 countries.

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

On November 20, 1998, debis AirFinance Ireland and its subsidiary, AerFi, Inc. transferred their Class E Notes to General Electric Capital Corporation.

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

Recent Developments

The aircraft leasing industry is currently being adversely affected by a significant increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types, particularly turboprop aircraft, certain older Stage 3 narrowbody aircraft and older widebody aircraft. At December 31, 2000, Airplanes Group had 37 Aircraft to remarket before December 31, 2001. These include 6 x B737 400s/500s, 5 x B727/B737-200As, 8 x DHC8s, 6 x MD83s, 1 x
MD11, 6 x DC8/DC9, 1 x B767 and 1 x B757-200. As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing certain of these Aircraft at satisfactory lease rates and without incurring substantial downtime. The recent sharp increase in fuel prices has significantly increased operating costs for airlines. In addition, the weakness of the Euro against the U.S. dollar, the currency in which rental payments are made, has resulted in significant increases in operating costs for many airlines based in the Euro zone. These factors may adversely impact the ability of such airlines to perform their lease obligations to Airplanes Group in the future.

One European lessee, representing 3.51% of the portfolio by Appraised Value at January 31, 2001, has recently commenced negotiations with the Servicer on a restructuring of its payment obligations under its leases with Airplanes Group, which would also include an extension of certain of the leases to compensate for any proposed reduction in lease rentals.

On January 10, 2001, TWA, one of our lessees, filed for Chapter 11 bankruptcy protection in the U.S. in its attempts to restructure its operations. TWA leases two aircraft from Airplanes Group, which represent 2.4% of the portfolio by Appraised Value at January 31, 2001. There can be no assurances that TWA will continue to make rental and other payments under the leases, which would have an adverse impact on Airplanes Group's revenues and cashflows. TWA has not indicated to date what its proposals are with respect to the Aircraft, including whether it wishes to retain our Aircraft in its fleet following its proposed restructuring.

At December 31, 2000, an Irish airline which had leased one A300-B4-200 Aircraft manufactured in 1981, representing 0.28% of the Portfolio by Appraised Value was $3.4 million in arrears inclusive of previously rescheduled amounts. A liquidator has been appointed to the airline to wind up its business. The Servicer, on behalf of Airplanes Group, has signed a Letter of Intent for lease of this Aircraft with another airline.

During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. While there has been some stabilisation in the Brazilian economy within the last year, any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the U.S. dollar-denominated rental payments under the leases. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries. At January 31, 2001, Airplanes Group leased 62 Aircraft representing 29.91% of its portfolio by Appraised Value to operators in Latin America of which 16 Aircraft representing 12.20% of the portfolio by Appraised Value were leased to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Airplanes Group leases to three Colombian lessees which operate ten Aircraft, representing 6.55% of the portfolio by Appraised Value. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, will mean that these lessees may be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

Airplanes Group leases six Aircraft to one Colombian lessee, representing 5.08% of the portfolio by Appraised Value. At December 31, 2000, the lessee was $13.3 million in arrears. The Servicer has agreed not to exercise its remedies in respect of events of default currently existing under the leases in order to permit the Colombian lessee to have a stable business environment in which to develop, negotiate and commence implementing a long-term business plan. During this period, Airplanes Group will receive approximately 77% of amounts due under the leases in cash, with the remainder provided by way of secured and unsecured notes issued by the Colombian lessee, which had a maturity date of January 31, 2001. The Colombian lessee's other aircraft lessors and major creditors agreed similar forbearance arrangements. The Colombian lessee has sought an extension of this date. The Servicer is in discussion with the Colombian lessee regarding this request and the continued operation of the leases, which may include the reduction of rentals or the return of some or all of the Aircraft.

In 1998 and 1999, the economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the US dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. Several airlines in the region rescheduled their aircraft purchase obligations, reduced headcount and eliminated certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, if the recessionary conditions that occurred in 1998 and 1999 were to re-occur they would have an adverse impact on operators in the region as well as global aircraft demand. At January 31, 2001, Airplanes Group leased 20 Aircraft, representing 10.02% of its Portfolio by Appraised Value, to operators in Asia and the Far East.

Airplanes Group currently leases three MD11 Aircraft to a Latin American lessee. The leases expire between December 2001 and September 2002. Because the market for these Aircraft in their current passenger configuration is currently, and is expected to remain, very weak, Airplanes Group is examining all possibilities in respect of the remarketing of these Aircraft, including, subject to the restrictions in our indenture, the possibility of selling the Aircraft or of converting them to freighter Aircraft. Conversion of the Aircraft to freighter Aircraft would involve substantial cash expenditure by Airplanes Group although there is a significant demand for MD-11 freighter aircraft and they generally obtain higher lease rates than when configured as passenger aircraft.

The U.S. Federal Aviation Administration (the "FAA") recently issued an Airworthiness Directive ("AD") concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At December 31, 2000, 29 Aircraft representing 21.29% of the portfolio by Appraised Value were MD11s and MD80s. Airplanes Group will incur significant costs in ensuring these Aircraft comply with these standards. It is estimated that the necessary modification of the 29 Aircraft will cost approximately $18 million. The modification of 17 of the 29 Aircraft is expected to be completed in the period to December 2001 at an estimated cost of approximately $11 million. The remaining 12 Aircraft are expected to be modified in the period to 2005.

The FAA is expected to issue an AD by the end of 2001 mandating the modification of effected lapjoints on Boeing 737 aircraft when the aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000 per aircraft. Based on the current cycles completed to date by our 95 Boeing 737 aircraft, representing 33.36% of our portfolio by Appraised Value at January 31, 2001, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, we could incur significant costs in the future in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

The FAA is also expected to issue an AD within 12 months mandating a re-design of the rudder systems of Boeing 737 aircraft. The average cost per aircraft of these modifications is expected to be approximately $50,000. Depending on the time period within which the modifications are required to be made, the costs may be the responsibility of existing lessees. However, if the costs are not the responsibility of some or all existing lessees, we could incur significant cost in ensuring that our Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

Results of Operations - Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999.

Airplanes Group's results for the three months ended December 31, 2000 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its Aircraft, in particular turboprop Aircraft, certain older Stage 3 narrowbody Aircraft and widebody Aircraft, and increased levels of Aircraft downtime. Overall, Airplanes Group generated $21 million in cash from operations in the three months to December 31, 2000 compared to $58 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to December 31, 2000 is primarily attributable to a reduction in lease revenues due to a greater number of off lease Aircraft during the three months ended December 31, 2000 and previous Aircraft sales. In addition, in the three months to December 2000, there was a net increase in the level of receivables, as compared to the three months to December 1999 when there was a reduction in receivables. There was a net loss after taxation for the three months to December 31, 2000 of $88 million (Airplanes Limited: $83 million; Airplanes Trust: $5 million) compared to a net loss after taxation for the three months to December 31, 1999 of $62 million (Airplanes Limited: $55 million; Airplanes Trust: $7 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest, a reduction in revenue due to Aircraft downtime and provisions for loss making leases and bad debts.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended December 31, 2000 were $118 million (Airplanes Limited: $107 million; Airplanes Trust:
$11 million) compared with $123 million (Airplanes Limited: $113 million; Airplanes Trust: $10 million) for the three months ended December 31, 1999. The decrease in 2000 was primarily attributable to a reduction in lease revenues due to a greater number off lease Aircraft during the three months ended December 31, 2000 and to the reduction in the number of Aircraft on lease in the period to December 31, 2000, as a consequence of previous Aircraft sales. At December 31, 2000, Airplanes Group had 193 of its 197 Aircraft on lease (Airplanes Limited: 176 Aircraft; Airplanes Trust: 17 Aircraft) compared to 195 of its 201 Aircraft on lease (Airplanes Limited: 177 Aircraft; Airplanes Trust:
18 Aircraft) at December 31, 1999.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 2000 amounted to $42 million (Airplanes Limited: $39 million; Airplanes
Trust: $3 million) which is comparable with $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) for the comparative period in 1999.

Aircraft Sales

Sales revenues of $13 million (Airplanes Limited: $7 million, Airplanes Trust:
$6 million) in respect of the sale of three engines from two A300 Aircraft, the airframes of which had been sold separately and the sale of one B737-200A Aircraft, were received in the three months ended December 31, 2000. The net book value of the Aircraft sold was $8 million (Airplanes Limited: $3 million, Airplanes Trust: $5 million) in the period ended December 31, 2000.

Net Interest Expense

Net interest expense was $137 million (Airplanes Limited: $125 million; Airplanes Trust: $12 million) in the three month period ended December 31, 2000 compared to $119 million (Airplanes Limited: $108 million; Airplanes Trust: $11 million) in the three month period ended December 31, 1999. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $18 million and lower average debt in the three months to December 31, 2000 being largely offset by a higher interest rate.

The weighted average interest rate on the Class A - D Notes during the three months to December 31, 2000 was 7.69% and the average debt in respect of the Class A - D Notes outstanding during the period was $2,961 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to December 31, 1999 was 6.57% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,187 million.

The difference for the three months ended December 31, 2000 in Airplanes Group's net interest expense of $137 million (Airplanes Limited: $125 million; Airplanes Trust: $12 million) and cash paid in respect of interest of $52 million (Airplanes Limited: $47 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 2000, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $4 million; Airplanes Trust: Nil) compared with $3 million in the three months ended December 31, 1999 (Airplanes Limited: $3 million; Airplanes Trust: Nil).

At December 31, 2000, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal balance of $250 million. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $1 million in respect of bad and doubtful debts (Airplanes Limited: Nil million; Airplanes
Trust: $1 million) in the three months ended December 31, 2000, compared with an overall net credit of $7 million for the three months ended December 31, 1999 (Airplanes Limited: $7 million; Airplanes Trust: Nil). The net charge in the three months ended December 31, 2000 was primarily as a result of provisions in respect of one Colombian lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the Aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. In the three months to December 31, 2000, the only significant "loss making" lease signed related to a B767-300ER Aircraft on lease to a North American lessee. Consequently, there was an overall net charge of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil million) in respect of `loss making' leases in the three months ended December 31, 2000, compared with the three month period to December 31, 1999, where there was an overall net charge of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Other Lease Costs

Other lease costs, comprising mainly Aircraft related technical expenditure associated with remarketing the Aircraft, in the three months ended December 31, 2000 amounted to $6 million (Airplanes Limited: $6 million; Airplanes
Trust: $Nil million) compared to other lease costs of $5 million (Airplanes
Limited: $5 million; Airplanes Trust: $Nil million) in the three months to December 31, 1999. The increase in the three months ended December 31, 2000 is as a result of a $5 million increase in technical expenditure due to a higher number of Aircraft being remarketed, partially offset by a release of $4 million in relation to a continuing review of the adequacy of maintenance reserves when Aircraft are re-leased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to December 31, 2000 amounted to $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months to December 31, 1999 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses are the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to December 31, 2000 and the three months to December 31, 1999 include $6 million (Airplanes
Limited: $6 million; Airplanes Trust: $Nil million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 2000 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $2 million for the period to December 31, 1999.

Operating Loss

The operating loss for the three months ended December 31, 2000 was $89 million (Airplanes Limited: $84 million; Airplanes Trust: $5 million) compared with an operating loss of $65 million for the three months ended December 31, 1999 (Airplanes Limited: $58 million;

Airplanes Trust: $7 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $1 million (Airplanes Limited: $1 million; Airplanes Trust : $Nil million) required in the three months to December 31, 2000, as compared with a tax credit of $3 million (Airplanes Limited: $3 million, Airplanes Trust: $Nil) for the three months ended December 31, 1999.

Net Loss

The net loss after taxation for the three months ended December 31, 2000 was $88 million (Airplanes Limited: $83 million; Airplanes Trust: $5 million) compared with a net loss after taxation for the three months ended December 31, 1999 of $62 million (Airplanes Limited: $55 million; Airplanes Trust: $7 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

There was a net decrease in the cash balance of $3 million for the three months to December 31, 2000, compared with a net decrease in cash of $2 million for the three months to December 31, 1999.

Liquidity

The cash balances at December 31, 2000 amounted to $190 million (Airplanes
Limited: $184 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 1999 of $203 million (Airplanes Limited: $197 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 2000 amounted to $21 million (Airplanes Limited: $25 million; Airplanes
Trust: $(4) million) compared with $58 million in the three months ended December 31, 1999 (Airplanes Limited: $52 million; Airplanes Trust: $6 million). This includes cash paid in respect of interest of $52 million in the three months to December 31, 2000 (Airplanes Limited: $47 million; Airplanes
Trust: $5 million) compared with $51 million in the three months to December 31, 1999 (Airplanes Limited: $46 million; Airplanes Trust: $5 million). The decrease in cash provided by operating activities in the three month period to December 31, 2000 is primarily attributable to a greater number of off lease Aircraft during the three months ended December 31, 2000 and a reduction in lease revenues due to prior Aircraft sales.

Investing and Financing Activities

Cash flows from investing activities in the three months to December 31, 2000 reflect the cash provided by capital and sales type leases which was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) as compared with $2 million in the three months ended December 31, 1999 (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

The three months to December 31, 2000 also included receipt of $13 million (Airplanes Limited: $6 million; Airplanes Trust: $7 million) in relation to the sale of one B737-200 Aircraft and three engines in respect of two A300 Aircraft, the airframes of which were previously sold.

Cash flows from financing activities in the three months to December 31, 2000 primarily reflect the repayment of $36 million of principal on Subclass A-6 Notes and Class B Notes, by Airplanes Group (Airplanes Limited: $33 million; Airplanes Trust: $3 million) compared with $62 million of principal repaid on Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited:
$56 million; Airplanes Trust: $6 million) in the three months to December 31, 1999. The decrease in principal repayments in the three months ended December 31, 2000 as compared to the three months ended December 31, 1999, is due to a decrease in cash provided by operating activities as discussed above.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,525 million (Airplanes Limited: $3,212 million; Airplanes Trust: $313 million) at December 31, 2000 and $3,636 million (Airplanes Limited: $3,313 million; Airplanes Trust: $323 million) at December 31, 1999. Airplanes Group had $591 million Class E Notes outstanding at December 31, 2000 and December 31, 1999. In order to repay principal on the Subclass A-4, A-7 and A-8 Notes on their expected maturity dates, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $200 million of Subclass A-4 Notes, $550 million of Subclass A-7 Notes and $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003, 2001 and 2003, respectively. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Results of Operations - Nine Months Ended December 31, 2000 Compared with Nine Months Ended December 31, 1999.

Airplanes Group's results for the nine months ended December 31, 2000 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its Aircraft, in particular turboprop Aircraft, certain older Stage 3 narrowbody Aircraft and widebody Aircraft, and increased levels of Aircraft downtime. Overall, Airplanes Group generated $85 million in cash from operations in the nine months to December 31, 2000 compared to $147 million in the same period of the previous year. The decrease in cash generated from operations in the nine month period to December 31, 2000 is primarily attributable to a reduction in lease revenues due to a greater number of off lease Aircraft during the nine months ended December 31, 2000 and previous Aircraft sales. In addition, there was a net outflow of maintenance payments and a net increase in the level of receivables, as compared with the nine months to December 1999. This was partially offset by a cash receipt from General Electric Capital Corporation under the terms of a Tax Sharing Agreement (see Part II. Other Information - Item 1.). There was a net loss after taxation for the nine months to December 31, 2000 of $264 million (Airplanes Limited: $243 million; Airplanes Trust: $21 million) compared to a net loss after taxation for the nine months to December 31, 1999 of $177 million (Airplanes Limited: $160 million; Airplanes Trust: $17 million). The increase in the net loss for the period was primarily attributable to additional interest being charged on accrued but unpaid Class E Note interest, a reduction in revenue due to Aircraft downtime and provisions for loss making leases and bad debts.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the nine months ended December 31, 2000 were $356 million (Airplanes Limited: $324 million; Airplanes Trust:
$32 million) compared with $383 million (Airplanes Limited: $352 million; Airplanes Trust: $31 million) for the nine months ended December 31, 1999. The decrease in 2000 was primarily attributable to the reduction in the number of Aircraft on lease in the period to December 31, 2000, as a consequence of a greater number of Aircraft off lease during the nine months ended December 31, 2000 and to a lesser extent, previous Aircraft sales. At December 31, 2000, Airplanes Group had 193 of its 197 Aircraft on lease (Airplanes Limited: 176 Aircraft; Airplanes Trust: 17 Aircraft) compared to 195 of its 201 Aircraft on lease (Airplanes Limited: 177 Aircraft; Airplanes Trust: 18 Aircraft) at December 31, 1999.

Aircraft Sales

Sales revenues of $14 million (Airplanes Limited: $8 million, Airplanes Trust:
$6 million) in respect of the sale of an airframe of one A300 Aircraft, the sale of three engines from two A300 Aircraft, the airframes of which had been sold separately and the sale of one B737-200A Aircraft were received in the nine months ended December 31, 2000. Sales revenues of $2 million (Airplanes Limited $2 million; Airplanes Trust: $ Nil million) in respect of the sale of one B737-200 Aircraft and an engine from an A300 Aircraft, the airframe of which had previously been sold, were received in the nine months ended December 31, 1999. The net book values of the Aircraft sold were $9 million (Airplanes
Limited: $4 million, Airplanes Trust: $5 million) in the period ended December 31, 2000 and $1 million (Airplanes Limited: $1 million Airplanes Trust: $ Nil million) in the period ended December 31, 1999.

Other Income

During the nine months ended December 31,1999, Airplanes Group exercised an option to purchase shares in an airline. The option was granted under a lease which Airplanes Group acquired when it acquired its Portfolio in 1996. The shares were subsequently sold, yielding a profit of $1 million.

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 2000 amounted to $128 million (Airplanes Limited: $116 million; Airplanes
Trust: $12 million) which is comparable with $131 million (Airplanes Limited:
$119 million; Airplanes Trust: $12 million) for the comparative period in 1999.

Net Interest Expense

Net interest expense was $396 million (Airplanes Limited: $360 million; Airplanes Trust: $36 million) in the nine month period ended December 31, 2000 compared to $345 million (Airplanes Limited: $313 million; Airplanes Trust: $32 million) in the nine month period ended December 31, 1999. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $52 million and lower average debt in the nine months to December 31, 2000 being largely offset by a higher interest rate.

The weighted average interest rate on the Class A - D Notes (also taking account the interest rate swaps entered into by Airplanes Group) during the nine months to December 31, 2000 was 7.67% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,002 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the nine months to December 31, 1999 was 6.59% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,216 million.

The difference for the nine months ended December 31, 2000 in Airplanes Group's net interest expense of $396 million (Airplanes Limited: $360 million; Airplanes Trust: $36 million) and cash paid in respect of interest of $166 million (Airplanes Limited: $151 million; Airplanes Trust: $15 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 2000, Airplanes Group earned interest income (including lessee default interest) of $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil) compared with $10 million in the nine months ended December 31, 1999 (Airplanes Limited: $6 million; Airplanes Trust:$Nil).

At December 31, 2000, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal balance of $250 million. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $8 million in respect of bad and doubtful debts (Airplanes Limited: $5 million; Airplanes
Trust: $3 million) in the nine months ended December 31, 2000, compared with an overall net release of $1 million for the nine months ended December 31, 1999 (Airplanes Limited: $ Nil million; Airplanes Trust: a credit of $1 million). The net charge in the nine months ended December 31, 2000 was primarily as a result of provisions in respect of one Turkish lessee, one Colombian lessee, one Irish lessee and one US lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual Aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. In the nine months to December 31, 2000, the significant "loss making" leases signed related to two B737-400 Aircraft and one B737-200 Aircraft on lease to two European lessees and three DC9 Aircraft and two B767 Aircraft on lease to two North American lessees. Consequently, there was an overall net charge of $11 million (Airplanes Limited: $11 million; Airplanes Trust: $Nil million) in respect of `loss making' leases in the nine months ended December 31, 2000, compared with the nine month period to December 31, 1999, where there was an overall net release of $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly Aircraft related technical expenditure associated with remarketing the Aircraft, in the nine months ended December 31, 2000 amounted to $21 million (Airplanes Limited: $20 million; Airplanes Trust:
$1 million) compared to other lease costs of $14 million (Airplanes Limited:
$13 million; Airplanes Trust: $1 million) in the nine months to December 31, 1999. The increase in the nine months ended December 31, 2000 as a result of a $5 million increase in technical expenditure due to an increased number of Aircraft being remarketed, partially offset by a release of $6 million in relation to a continuing review of the adequacy of maintenance reserves when Aircraft are re-leased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period to December 31, 2000 amounted to $26 million (Airplanes Limited: $24 million; Airplanes Trust: $2 million). This is a comparable expense to that incurred in the nine months to December 31, 1999 of $27 million (Airplanes Limited: $25 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses are the Aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of Aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the nine months to December 31, 2000 and the nine months to December 31, 1999 include $18 million (Airplanes Limited: $17 million; Airplanes Trust: $6 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to December 31, 2000 was $7 million (Airplanes Limited: $7 million; Airplanes Trust: Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $7 million for the period to December 31, 1999.

Operating Loss

The operating loss for the nine months ended December 31, 2000 was $268 million (Airplanes Limited: $246 million; Airplanes Trust: $22 million) compared with an operating loss of $177 million for the nine months ended December 31, 1999 (Airplanes Limited: $160 million; Airplanes Trust: $17 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $4 million (Airplanes Limited: $3 million; Airplanes Trust : $1 million) required in the nine months to December 31, 2000, as compared with no tax benefit or charge for the nine months ended December 31, 1999.

Net Loss

The net loss after taxation for the nine months ended December 31, 2000 was $264 million (Airplanes Limited: $243 million; Airplanes Trust: $21 million) compared with a net loss after taxation for the nine months ended December 31, 1999 of $177 million (Airplanes Limited: $160 million; Airplanes Trust: $17 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

There was a decrease of $13 million in the cash balance for the nine months to December 31, 2000, compared with a net decrease in the cash balance of $11 million for the nine months to December 31, 1999.

Liquidity

The cash balances at December 31, 2000 amounted to $190 million (Airplanes
Limited: $184 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 1999 of $213 million (Airplanes Limited: $207 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 2000 amounted to $85 million (Airplanes Limited: $82 million; Airplanes Trust:
$3 million) compared with $147 million in the nine months ended December 31, 1999 (Airplanes Limited: $132 million; Airplanes Trust: $15 million). This includes cash paid in respect of interest of $166 million in the nine monts to December 31, 2000 (Airplanes Limited: $151 million; Airplanes Trust: $15 million) compared with $158 million in the nine months to December 31, 1999 (Airplanes Limited: $143 million; Airplanes Trust: $15 million). The decrease in cash provided by operating activities in the nine month period to December 31, 2000 is primarily attributable to a greater number of off lease Aircraft during the nine months ended December 31, 2000 and a reduction in lease revenues due to previous Aircraft sales. In addition, in the nine months to December 31, 2000, there was a net increase in the level of receivables balances, as compared to the nine months to December 31, 1999 when there was a reduction in receivables.

Investing and Financing Activities

Cash flows from investing activities in the nine months to December 31, 2000 reflect the cash provided by capital and sales type leases which was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) as compared with $6 million in the nine months ended December 31, 1999 (Airplanes Limited: $6 million; Airplanes Trust: $Nil). In the nine months ended December 31, 2000, Airplanes Group also received sales proceeds of $14 million (Airplanes Limited:
$8 million; Airplanes Trust: $6 million) compared to the receipt of $2 million (Airplanes Limited: $2 million, Airplanes Trust: $Nil) in the nine months ended December 31, 1999.

Cash flows from financing activities in the nine months to December 31, 2000 primarily reflect the repayment of $113 million of principal on Subclass A-6 Notes and Class B Notes by Airplanes Group (Airplanes Limited: $103 million; Airplanes Trust: $10 million) compared with $166 million of principal repaid on Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited:
$151 million; Airplanes Trust: $15 million) in the nine months to December 31, 1999. The decrease in principal repayments in the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999, is due to a decrease in cash provided by operating activities as discussed above.

Comparison of Actual Cash Flows versus the 1998 Adjusted Base Case for the Three Month Period ended January 16, 2001.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2000 and Forms 10-Q for the financial quarters to June 30, 2000 and September 30, 2000 which are on file at the Securities and Exchange Commission and pages 3 to 10 of this Form 10-Q Report.

For the purposes of this report, the "Three Month Period", comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months dated November 15, 2000, December 15, 2000 and January 16, 2001. The financial data in these reports includes cash receipts from October 11, 2000 (first day of the Collection Period for the November 2000 Report) up to January 9, 2001 (last day of the Collection Period for the January 2001 Report). Page 35 presents the cumulative cashflow information from March 1998 to the January 2001 Payment Date. This report, however, limits its commentary to the Three Month Period.

The March 9, 1998 Offering Memorandum (the "Offering Memorandum") for the 1998 Refinancing Certificates contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "1998 Base Case"). The 1998 Base Case has been adjusted to take account of 20 Aircraft sales which have occurred (three DC8-71Fs, one B737-300, four B737-200As, one B737-200QC, three A300-B4-100s and eight DC9s) and which were not anticipated in the 1998 Base Case (the "Adjusted Base Case"). For the purpose of this report, "Net Cash Collections" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments. A discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period is given below and should be read in conjunction with the analysis on page 34.

Cash Collections

"Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals less Movement in Current Arrears Balance and Net Stress-Related Costs), Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts. In the Three Month Period, Airplanes Group generated approximately $107.0 million in Total Cash Collections, $19.6 million less than the Adjusted Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 33).

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

[3]  Rental Resets Including Interest Rate Adjustments for Floating Rate Leases

     Rental Resets is a measure of the loss in rental revenue when new lease rates are different to those assumed in the Adjusted Base Case, including lease rate adjustments for changes in interest rates on floating rate leases. This amounted to $4.5 million in the Three Month Period.

[5]  Contracted Lease Rentals

     Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the Adjusted Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Three Month Period, Contracted Lease Rentals were $109.9 million, $4.8 million less than assumed in the Adjusted Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]  Movement in Current Arrears Balance

     Current Arrears is the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. There was a net negative movement of $5.4 million in the Current Arrears Balance over the Three Month Period.

     Net Stress-Related Costs

     Net Stress-Related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The Adjusted Base Case assumed gross stress-related costs equal to 6.0% of the 1998 Base Case Lease Rentals. However, the Adjusted Base Case also assumed the recovery of certain deferred arrears equal to 0.1% of the Adjusted Base Case Lease Rentals in the Three Month Period resulting in an overall Net Stress-Related Costs assumption of 5.9% of the Adjusted Base Case Lease Rentals. For the Three Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $10.2 million (8.9% of Lease Rentals) compared to $6.8 million outflow assumed in the Adjusted Base Case, a variance of $3.5 million that is due to the following five factors described in items [8] to [12] below.

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

[10] Aircraft on Ground ("AOG")

     AOG is defined as the Adjusted Base Case lease rental lost when an Aircraft is off-lease and non-revenue earning. Airplanes Group had ten Aircraft AOG at various different times during the Three Month Period and at December 31, 2000, four Aircraft were AOG. In the Three Month Period, the Adjusted Base Case lease rental lost due to Aircraft AOG amounted to $4.0 million.

[11] Other Leasing Income

     Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, other leasing income amounted to $0.5 million.

[12] Repossession Costs

     Repossession Costs cover legal and aircraft technical costs incurred as a result of repossessing an Aircraft. In the Three Month Period, Airplanes Group made payments totalling $7.5 million as a result of the repossession of one B747 freighter Aircraft from Tower Air in February 2000, one B767-300ER from Transbrasil in May 2000, two B737-400 Aircraft from Istanbul in July 2000 and one A300-B4-200 from Transaer International in October 2000.

[14] Net Lease Rentals

     Net Lease Rentals is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rentals amounted to $94.2 million, $13.7 million less than assumed in the Adjusted Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15] Interest Earned

     Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $120 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, interest earned amounted to $3.0 million, $0.5 million more than assumed in the Adjusted Base Case. The difference is due to a combination of two factors: the Adjusted Base Case made no assumption as to the interest earned on the intra-month cash balances in the Collection Account and Expense Account and the average actual reinvestment rate for the Three Month Period was 6.5% as compared to 5.75% assumed in the Adjusted Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $16.0 million were received in the Three Month Period in respect of one B737-200-QC Aircraft, three CF6-50C2 engines (the airframes in respect of these Aircraft were previously sold) and three B737-200A Aircraft (final bullet payments on exercise of purchase options at finance lease expiry).

     Since March 1998, Airplanes Group has received net sales proceeds of $154.0 million in respect of the sale of twenty seven Aircraft (including final bullet payments on four finance leases), twenty of which were not anticipated in the 1998 Base Case.

     The net sales proceeds also include $0.3 million of deposits received in respect of one B737-200-QC Aircraft which is anticipated to be sold in the next three month period.

     The net sales proceeds on the twenty seven Aircraft of $153.7 million compares with an overall Note Target Price at date of each respective sale of $139.9 million and a depreciated (using the 1998 Base Case depreciation assumptions) Initial Appraised Value (appraised as of October 1995) of $150.2 million.

[17] Net Maintenance

     Net Maintenance refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, negative net maintenance costs of $6.3 million were incurred. The Adjusted Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular three month reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $15.9 million compared to $11.0 million assumed in the Adjusted Base Case, a negative variance of $4.9 million. A number of offsetting factors discussed below have given rise to this.

Aircraft Operating Expenses includes all operational costs related to the leasing of Aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-leasing and other overhead costs

     Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $8.5 million (or 7.4% of Lease Rentals) compared to $2.3 million (or 2% of Lease Rentals) assumed in the Adjusted Base Case.

     Actual Re-leasing and other overhead costs exceeded the Adjusted Base Case assumption primarily due to higher than assumed transition costs on Aircraft delivering to new lessees and payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     SG&A Expenses relate to fees paid to the Servicer and to other service providers.

[21] Aircraft Servicer Fees

     The Aircraft Servicer Fees are defined as amounts paid to the Servicer in accordance with the terms of the Servicing Agreement. In the Three Month Period, the total Aircraft Servicer fees paid were $5.4 million, $0.3 million less than assumed in the Adjusted Base Case.

     Aircraft Servicer Fees consist of:

                                                                            $mm
       Retainer Fee..................................................       5.4
       Minimum Incentive Fee.........................................       0.0
       Core Cashflow/Sales Incentive Fee.............................       0.0
                                                                            ---
       Total Aircraft Servicer Fee...................................       5.4
                                                                            ===

     The Retainer Fee is a fixed amount per month per Aircraft and changes only as Aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     Other Servicer Fees and Other Overheads relate to fees and expenses paid to other Service providers including the Administrative Agent, the Cash Manager, financial advisors, legal advisors, accountants and the directors. In the Three Month Period, Other Servicer Fees amounted to $2.0 million, $1.1 million less than an assumed expense of $3.1 million in the Adjusted Base Case.

[30] Interest Payments and [31] Swap Payments

     In the Three Month Period, interest payments to investors amounted to $57.8 million which is $4.9 million higher than the Adjusted Base Case. The variance reflects higher actual amounts outstanding on each Note class than assumed, and a higher than expected level of average interest rates offset by no interest payments on the Class E Notes (refer to Item [33] below). The Adjusted Base Case assumed LIBOR to be 5.75% whereas the average monthly LIBOR rate was 6.7%. Airplanes Group had net swap payments of $0.2 million compared with nil assumed in the Adjusted Base Case for the Three Month Period.

[33] Principal Payments

     In the period from March 11, 1998 to January 16, 2001, total principal payments amounted to $570.9 million, (comprising of $485.4 million on the Class A Notes, $55.5 million on the Class B Notes, $25.2 million on the Class C Notes and $4.9 million on the Class D Notes), $97.8 million less than assumed in the Adjusted Base Case. The breakdown of the $97.8 million variance is set out on page 33. In the Three Month Period, total principal payments amounted to $33.2 million, (comprising of $28.3 million on the Class A Notes and $4.9 million on the Class B Notes), $29.7 million less than assumed in the Adjusted Base Case. The breakdown of the $29.7 million variance is set out on page 32.

     Applying the declining value assumptions to the original March 1996 fleet appraisal and adjusting for Aircraft sales, the total appraised value of the Aircraft was assumed to be $4,073.0 million at March 15, 1998 and $3,449.3 million at January 16, 2001. The fleet is appraised annually and the appraisal dated February 18, 2000, which was effective for Payment Dates up to and including the January 2001 Payment Date, valued the existing fleet at $3,317.6 million. Applying the declining value assumptions to the February 2000 fleet appraisal, the total appraised value was $3,157.7 million at January 16, 2001.

     Based on the appraisal dated February 18, 2000, the decline in Aircraft valuations in the year to February 2000 was approximately $15 million less than the decrease implied by the Aircraft depreciation schedules that form part of the terms of the Notes. However, as a consequence of the overall decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group has continued to pay Class A Principal Adjustment Amounts from the March 2000 Payment Date (the first Payment Date for which the 2000 appraisal was effective). Cashflows were sufficient on the March and April 2000 Payment Dates to pay the Class C and Class D Scheduled Principal Amounts and Class E Minimum Interest. However, as a result of an adverse movement in cashflow performance in the nine month period since the April 2000 Payment Date which arose due to the factors described above and in Airplanes Group's Forms 10-Q for the financial quarters to June 30, 2000 and September 30, 2000, available cashflows were not sufficient to pay all of the scheduled Class A Principal Adjustment Amounts in the nine month period. As a result, no payments of the Class C and D Scheduled Principal Amounts were made in the nine month period to December 31, 2000.

     Consequently at January 16, 2001, Class A Principal Adjustment Amounts outstanding were $23.7 million ($9.5 million at October 16, 2000) and total deferrals of Class C and Class D Scheduled Principal Amounts amounted to $11.7 million and $5.4 million respectively ($7.7 million and $3.4 million respectively at October 16, 2000). The Class E Minimum Interest Amount has been suspended since April 2000.

     Based on the most recent annual appraisal dated January 31, 2001, the decline in aircraft valuations in the period to the February 2001 Payment Date was approximately $10 million more than the decrease assumed in the aircraft depreciation schedules. The decline in appraised values in this period, combined with the overall decline in appraised values since March 1996 and overall cash performance in that period, results in an increase in the Principal Adjustment Amount on the Class A Notes from $32.4 million to $38.6 million.

     The continued payment of Class A Principal Adjustment Amount will result in the continued reallocation of cashflows in favour of the Class A Notes until such time as the Class A target loan to value ratios provided by the terms of the Notes have been restored. Accordingly, payments of the Class C and D Scheduled Principal Amounts will continue to be deferred and the current suspension of payments of the Class E Minimum Interest Amount will also continue. At the February 2001 Payment Date, total deferrals of Class C and Class D Scheduled Principal Amounts are $13.1 million and $6.1 million respectively.

     There can be no assurances that these arrears will be paid in full or that variations in future cashflows or future appraisals will not lead to delays in the payment of Class A Principal Adjustment Amounts or increases in arrears of Class C and Class D Scheduled Principal Amounts.

Note                 Report Line Name                      Description
----                 ----------------                      -----------
                     CASH COLLECTIONS
[1]                  Lease Rentals.........................Assumptions as per the Adjusted Base Case
[2]                  - Renegotiated Leases.................Change in contracted rental cash flow caused by a renegotiated lease
[3]                  - Rental Resets.......................Re-leasing events where new lease rate deviated from the
                                                           Adjusted Base Case
[4]                  - Other...............................
[5]  S [1]..[4]      Contracted Lease Rentals..............Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                  Movement in Current Arrears Balance   Current Contracted Lease Rentals not received as at the latest
                                                           Calculation Date, excluding Bad Debts
[7]                  Less Net Stress related Costs
[8]                  - Bad Debts...........................Arrears owed by former lessees and deemed irrecoverable
[9]                  - Deferred Arrears Balance............Current arrears that have been capitalised and restructured as a
                                                           Note Payable
[10]                 - AOG.................................Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                 - Other Leasing Income................Includes lease termination payments, rental guarantees and late payments charges
[12]                 - Repossession........................Legal and technical costs incurred in repossessing Aircraft.
[13] S [8]..[12]     Sub-total
[14] [5]+[6]+[13]    Net Lease Rentals.....................Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress related costs
[15]                 Interest Earned.......................Interest earned on monthly cash balances
[16]                 Aircraft Sales........................Proceeds, net of fees and expenses, from the sale of Aircraft.
[17]                 Net Maintenance.......................Maintenance Revenue Reserve received less reimbursements to lessees
[18]                 Other Receipts........................Net proceeds received from the sale of shares held in an airline and amounts received under the Tax Sharing Agreement for the utilisation by GE Capital of tax losses of Airplanes Group companies.
[19] S [14]..[18]    Total Cash Collections................Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

                     CASH EXPENSES
                     Aircraft Operating Expenses...........All operational costs related to the leasing of aircraft.
[20]                 - Releasing and Other Overheads.......Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                     SG&A Expenses
[21]                 Aircraft Servicer Fees................Monthly and annual fees paid to Aircraft Servicer
                     - Retainer Fee........................Fixed amount per month per aircraft
                     - Minimum Incentive Fee...............Minimum annual fee paid to Servicer for performance above an annually agreed target.
                     - Core Cashflow/Sales Incentive Fee...Fees (in excess of Minimum Fee above) paid to Servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]            Sub-total
[23]                 Other Servicer Fees and Other         Administrative Agent, trustee and professional fees paid to
                     Overheads.............................other service providers and other overheads
[24] [22]+[23]       Sub-total
[25] [20]+[24]       Total Cash Expenses...................Aircraft Operating Expenses + SG&A Expenses

                     NET CASH COLLECTIONS
[26] [19]            Total Cash Collections................Line 19 above
[27] [25]            Total Cash Expenses...................Line 25 above
[28]                 Movement in Expense Account...........Relates to reduction in accrued expense amounts
[29]                 Refinancing Expenses (accrued March   Costs relating to the March 98 refinancing accrued on closing
                     98)...................................and paid post March 98
[30]                 Interest Payments.....................Interest paid on all outstanding debt
[31]                 Swap payments                         Net swap payments (paid)/received
[32] S [26]..[31]    Total

[33]                 Principal payments                    Principal payments on debt

                Airplanes Cashflow Performance for the Period from October 11, 2000 to January 16, 2001 (3 Months)
                              Comparison of Actual Cashflows versus Adjusted Base Case* Cashflows

                                                                                % of 1998 Lease Rentals under
                                                                                     the Adjusted Base Case
                                                             Adjusted                       Adjusted
                                                   Actual  Base Case*  Variance   Actual  Base Case*  Variance   Base Case**
                                                   ------  ----------  --------   ------  ----------  --------   -----------
            CASH COLLECTIONS                           $M          $M        $M                                           $M
1           Lease Rentals                           114.6       114.6       0.0   100.0%      100.0%      0.0%         119.2
2           -  Renegotiated Leases                   (0.3)        0.0      (0.3)   (0.2%)       0.0%     (0.2%)          0.0
3           -  Rental Resets                         (4.5)        0.0      (4.5)   (3.9%)       0.0%     (3.9%)          0.0
4           -  Other                                  0.0         0.0       0.0     0.0%        0.0%      0.0%           0.0
                                                  -------     -------     -----   -----       -----     -----         ------

5   1-4     Contracted Lease Rentals                109.9       114.6      (4.8)   95.8%      100.0%     (4.2%)        119.2
6           Movement in Current Arrears              (5.4)        0.0      (5.4)   (4.7%)       0.0%     (4.7%)          0.0
            Balance
7           less Net Stress Related Costs
8           -  Bad Debts                              0.0        (1.1)      1.1     0.0%       (1.0%)     1.0%          (1.2)
9           -  Deferred Arrears Balance               0.8         0.1       0.6     0.7%        0.1%      0.5%           0.1
10          -  AOG                                   (4.0)       (4.8)      0.9    (3.4%)      (4.2%)     0.8%          (5.0)
11          -  Other Leasing Income                   0.5         0.0       0.5     0.4%        0.0%      0.4%           0.0
12          -  Repossession                          (7.5)       (0.9)     (6.6)   (6.5%)      (0.8%)    (5.7%)         (1.0)
                                                  -------     -------     -----   -----       -----     -----         ------
13  8-12    Sub-total                               (10.2)       (6.8)     (3.5)   (8.9%)      (5.9%)    (3.0%)         (7.0)
14  5+6+13  Net Lease Rental                         94.2       107.9     (13.7)   82.2%       94.1%    (11.9%)        112.2
15          Interest Earned                           3.0         2.5       0.5     2.7%        2.2%      0.5%           2.5
16          Aircraft Sales                           16.0        16.3      (0.3)   14.0%       14.2%     (0.2%)          8.0
17          Net Maintenance                          (6.3)        0.0      (6.3)   (5.5%)       0.0%     (5.5%)          0.0
18          Other Receipts                            0.0         0.0       0.0     0.0%        0.0%      0.0%           0.0
                                                  -------     -------     -----   -----       -----     -----         ------
19  14-18   Total Cash Collections                  107.0       126.7     (19.6)   93.4%      110.5%    (17.1%)        122.7
                                                  =======     =======     =====   =====       =====     =====         ======

            CASH EXPENSES
            Aircraft Operating Expenses
20          -  Re-leasing and other overheads        (8.5)       (2.3)     (6.2)   (7.4%)      (2.0%)    (5.4%)         (2.4)

            SG&A Expenses
21          Aircraft Servicer Fees
            -  Retainer Fee                          (5.4)       (5.3)     (0.1)   (4.7%)      (4.6%)    (0.1%)         (5.3)
            -  Minimum Incentive Fee                  0.0        (0.4)      0.4     0.0%       (0.3%)     0.3%          (0.4)
            -  Core Cashflow/Sales Incentive Fee      0.0         0.0       0.0     0.0%        0.0%      0.0%           0.0
                                                  -------     -------     -----   -----       -----     -----         ------
22  21     Sub-total                                 (5.4)       (5.7)      0.3    (4.7%)      (5.0%)     0.3%          (5.7)
23         Other Servicer Fees and Other
           Overheads                                 (2.0)       (3.1)      1.0    (1.8%)      (2.7%)     0.9%          (3.1)
                                                  -------     -------     -----   -----       -----     -----         ------
24  22+23  Sub-total                                 (7.4)       (8.8)      1.3    (6.5%)      (7.6%)     1.2%          (8.8)
                                                  -------     -------     -----   -----       -----     -----         ------
25  24+20  Total Cash Expenses                      (15.9)      (11.0)     (4.9)  (13.9%)      (9.6%)    (4.3%)        (11.1)
                                                  =======     =======     =====   =====       =====     =====         ======

           NET CASH COLLECTIONS
26  19     Total Cash Collections                   107.0       126.7     (19.6)   93.4%      110.5%    (17.1%)        122.7
27  25     Total Cash Expenses                      (15.9)      (11.0)     (4.9)  (13.9%)      (9.6%)    (4.3%)        (11.1)
28         Movement in Expense Account                0.0         0.0       0.0     0.0%        0.0%      0.0%           0.0
29         Refinancing Expenses (accrued Mar
           98)                                        0.0         0.0       0.0     0.0%        0.0%      0.0%           0.0
30         Interest Payments                        (57.8)      (52.8)     (4.9)  (50.4%)     (46.1%)    (4.3%)        (53.9)
31         Swap Payments                             (0.2)        0.0      (0.2)   (0.1%)       0.0%     (0.2%)          0.0
                                                  -------     -------     -----   -----       -----     -----         ------
32  26-31  TOTAL                                     33.2        62.8     (29.7)   28.9%       54.8%    (25.9%)         57.7
                                                  =======     =======     =====   =====       =====     =====         ======

33         PRINCIPAL PAYMENTS
           Subclass A6                               28.3        50.8     (22.5)   24.7%       44.3%    (19.6%)         45.5
           Subclass B                                 4.9         6.0      (1.1)    4.3%        5.2%     (1.0%)          6.2
           Subclass C                                 0.0         4.1      (4.1)    0.0%        3.5%     (3.5%)          4.1
           Subclass D                                 0.0         2.0      (2.0)    0.0%        1.7%     (1.7%)          2.0
                                                  -------     -------     -----   -----       -----     -----         ------
           Total                                     33.2        62.8     (29.7)   28.9%       54.8%    (25.9%)         57.7
                                                  =======     =======     =====   =====       =====     =====         ======

          Debt Balances at January 16, 2001
          Subclass A4                               200.0       200.0                                                  200.0
          Subclass A6                               458.2       393.8                                                  458.0
          Subclass A7                               550.0       550.0                                                  550.0
          Subclass A8                               700.0       700.0                                                  700.0
          Subclass B                                281.5       265.3                                                  270.5
          Subclass C                                349.8       338.1                                                  338.1
          Subclass D                                395.1       389.6                                                  389.7
                                                  -------     -------                                                -------
                                                  2,934.6     2,836.8                                                2,906.3
                                                  =======     =======                                                =======

                  Airplanes Cashflow Performance for the Period from March 11, 1998 to January 16, 2001 (34 Months)
                                Comparison of Actual Cashflows versus Adjusted Base Case* Cashflows

                                                                                % of 1998 Lease Rentals under
                                                                                     the Adjusted Base Case
                                                             Adjusted                       Adjusted
                                                   Actual  Base Case*  Variance   Actual  Base Case*  Variance   Base Case**
                                                   ------  ----------  --------   ------  ----------  --------   -----------
            CASH COLLECTIONS                           $M          $M        $M                                           $M
1           Lease Rentals                         1,323.4     1,323.4       0.0   100.0%      100.0%      0.0%       1,366.6
2           -  Renegotiated Leases                   (2.5)        0.0      (2.5)   (0.2%)       0.0%     (0.2%)          0.0
3           -  Rental Resets                        (21.8)        0.0     (21.8)   (1.6%)       0.0%     (1.6%)          0.0
4           -  Other                                  0.0         0.0       0.0     0.0%        0.0%      0.0%           0.0
                                                  -------     -------     -----   -----       -----     -----        -------

5   1-4     Contracted Lease Rentals              1,299.2     1,323.4     (24.3)   98.2%      100.0%     (1.8%)      1,366.6
6           Movement in Current Arrears             (22.9)        0.0     (22.9)   (1.7%)       0.0%     (1.7%)          0.0
            Balance
7           less Net Stress Related Costs
8           -  Bad Debts                             (5.2)      (13.4)      8.2    (0.4%)      (1.0%)     0.6%         (13.8)
9           -  Deferred Arrears Balance              16.3        15.2       1.1     1.2%        1.1%      0.1%          15.2
10          -  AOG                                  (47.5)      (56.2)      8.7    (3.6%)      (4.2%)     0.7%         (58.0)
11          -  Other Leasing Income                   4.8         0.0       4.8     0.4%        0.0%      0.4%           0.0
12          -  Repossession                         (16.3)      (10.7)     (5.6)   (1.2%)      (0.8%)    (0.4%)        (11.1)
                                                  -------     -------     -----   -----       -----     -----        -------
13 8-12     Sub-total                               (48.0)      (65.1)     17.2    (3.6%)      (4.9%)     1.3%         (67.7)
14 5+6+13   Net Lease Rental                      1,228.3     1,258.3     (30.0)   92.8%       95.1%     (2.3%)      1,298.9
15          Interest Earned                          33.5        28.5       5.1     2.5%        2.2%      0.4%          28.5
16          Aircraft Sales                          154.0       153.7       0.2    11.6%       11.6%      0.0%          56.1
17          Net Maintenance                         (36.8)        0.0     (36.8)   (2.8%)       0.0%     (2.8%)          0.0
18          Other Receipts                            9.4         0.0       9.4     0.7%        0.0%      0.7%           0.0
                                                  -------     -------     -----   -----       -----     -----        -------
19 14-18    Total Cash Collections                1,388.4     1,440.5     (52.1)  104.9%      108.8%     (3.9%)      1,383.4
                                                  =======     =======     =====   =====       =====     =====        =======

            CASH EXPENSES
            Aircraft Operating Expenses
20          -  Re-leasing and other overheads       (78.4)      (26.8)    (51.6)   (5.9%)      (2.0%)    (3.9%)        (27.6)

            SG&A Expenses
21          Aircraft Servicer Fees
            -  Retainer Fee                         (61.1)      (60.2)     (0.9)   (4.6%)      (4.5%)    (0.1%)        (60.2)
            -  Minimum Incentive Fee                 (4.5)       (4.3)     (0.2)   (0.3%)      (0.3%)    (0.0%)         (4.3)
            -  Core Cashflow/Sales Incentive
               Fee                                   (3.5)        0.0      (3.5)   (0.3%)       0.0%     (0.3%)          0.0
                                                  -------     -------     -----   -----       -----     -----        -------
22 21       Sub-total                               (69.1)      (64.5)     (4.6)   (5.2%)      (4.9%)    (0.3%)        (64.4)
23          Other Servicer Fees and Other
            Overheads                               (36.4)      (34.7)     (1.7)   (2.7%)      (2.6%)    (0.1%)        (34.7)
                                                  -------     -------     -----   -----       -----     -----        -------
24 22+23    Sub-total                              (105.5)      (99.2)     (6.3)   (8.0%)      (7.5%)    (0.5%)        (99.2)
                                                  -------     -------     -----   -----       -----     -----        -------

25 24+20    Total Cash Expenses                    (183.9)     (126.0)    (57.9)  (13.9%)      (9.5%)    (4.4%)       (126.8)
                                                  =======     =======     =====   =====       =====     =====        =======

            NET CASH COLLECTIONS
26 19       Total Cash Collections                1,388.4     1,440.5     (52.1)  104.9%      108.8%     (3.9%)      1,383.4
27 25       Total Cash Expenses                    (183.9)     (126.0)    (57.9)  (13.9%)      (9.5%)    (4.4%)       (126.8)
28          Movement in Expense Account              24.7         0.0      24.7     1.9%        0.0%      1.9%           0.0
29          Refinancing Expenses (accrued Mar
            98)                                     (16.8)        0.0     (16.8)   (1.3%)       0.0%     (1.3%)          0.0
30          Interest Payments                      (641.1)     (644.0)      2.8   (48.4%)     (48.7%)     0.2%        (655.5)
31          Swap Payments                            (0.3)       (1.9)      1.6    (0.0%)      (0.1%)     0.1%          (1.9)
                                                  -------     -------     -----   -----       -----     -----        -------
32 26-31    TOTAL                                   570.9       668.7     (97.7)   43.1%       50.5%     (7.4%)        599.3
                                                  =======     =======     =====   =====       =====     =====        =======

33          PRINCIPAL PAYMENTS
            Subclass A5                              93.6        93.6      (0.0)    7.1%        7.1%     (0.0%)         93.6
            Subclass A6                             391.8       456.2     (64.4)   29.6%       34.5%     (4.9%)        392.0
            Subclass B                               55.5        71.7     (16.3)    4.2%        5.4%     (1.2%)         66.5
            Subclass C                               25.2        36.9     (11.7)    1.9%        2.8%     (0.9%)         36.9
            Subclass D                                4.9        10.3      (5.4)    0.4%        0.8%     (0.4%)         10.3
                                                  -------     -------     -----   -----       -----     -----        -------
            Total                                   570.9       668.7     (97.8)   43.1%       50.5%     (7.4%)        599.3
                                                  =======     =======     =====   =====       =====     =====        =======

            Debt Balances at January 16, 2001
            Subclass A4                             200.0       200.0                                                  200.0
            Subclass A6                             458.2       393.8                                                  458.0
            Subclass A7                             550.0       550.0                                                  550.0
            Subclass A8                             700.0       700.0                                                  700.0
            Subclass B                              281.5       265.3                                                  270.5
            Subclass C                              349.8       338.1                                                  338.1
            Subclass D                              395.1       389.6                                                  389.7
                                                  -------     -------                                                -------
                                                  2,934.6     2,836.8                                                2,906.3

                                                      Mar-98                            Adjusted
                                                     Closing          Actual          Base Case*
                                                     -------          ------          ----------
      Net Cash Collections                                             570.9               668.7

      Add Back Interest and Swap Payments                              641.4               645.8
                                                                     -------             -------
  a   Net Cash Collections                                           1,212.4             1,314.5
                                                                     =======             =======
      (excl. interest and swap payments)

  b   Swaps                                                              0.3                 1.9
  c   Class A Interest                                                 371.2               366.1
  d   Class A Minimum                                                    0.0                 0.0
  e   Class B Interest                                                  57.2                56.0
  f   Class B Minimum                                                   50.3                31.7
  g   Class C Interest                                                  83.6                82.8
  h   Class D Interest                                                 122.8               122.3
  i   Class A Principal Adjustment                                     360.7                 0.0
  i   Class C Scheduled                                                 25.2                36.9
  k   Class D Scheduled                                                  4.9                10.3
  l   Permitted Aircraft Modifications                                   0.0                 0.0
  m   Step-up Interest                                                   0.0                 0.0
  n   Class E Minimum Interest                                           6.4                16.7
  o   Class B Supplemental                                               5.2                40.1
  p   Class A Supplemental                                            124.6                549.8
                                                                     -------             -------
      Total                                                          1,212.4             1,314.5
                                                                     =======             =======

 [1]  Interest Coverage Ratio
      Class A                                                            3.3                 3.6  = a/(b+c)
      Class B                                                            2.8                 3.1  = a/(b+c+d+e)
      Class C                                                            2.2                 2.4  = a/(b+c+d+e+f+g)
      Class D                                                            1.8                 2.0  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                            3.3                 3.6  = a/(b+c+d)
      Class B                                                            2.5                 2.9  = a/(b+c+d+e+f)
      Class C                                                            1.1                 1.9  = a/(b+c+d+e+f+g+h+I+j)
      Class D                                                            1.1                 1.9  = a/(b+c+d+e+f+g+h+I+j+k)

      Loan to Value Ratios (in US dollars)
 [3]  Expected Portfolio Value                       4,073.0                             3,449.3
 [4]  Adjusted Portfolio Value                                       3,157.7
      Liquidity Reserve Amount
      Of which - Cash                                  174.4           156.2               174.4
                    - Accrued Expenses                                  12.0
                    - Letters of Credit held
                                                     -------         -------             -------
      Subtotal                                         174.4           168.2               174.4
      Less Lessee Security Deposits                     54.4            36.2                54.4
                                                     -------         -------             -------
      Subtotal                                         120.0           132.0               120.0
                                                     -------         -------             -------
 [5]  Total Asset Value                              4,193.0         3,289.7             3,569.3

      Note Balances as at January 16, 2001
      Class A                                        2,393.6  57.1%  1,908.2  58.0%      1,843.8  51.7%
      Class B                                          337.0  65.1%    281.5  66.6%        265.3  59.1%
      Class C                                          375.0  74.1%    349.8  77.2%        338.1  68.6%
      Class D                                         400.0   83.6%   395.1   89.2%        389.6  79.5%
                                                     -------         -------             -------
                                                     3,505.6         2,934.6             2,836.8


  * Adjusted Base Case equals the 1998 Base Case as adjusted for Aircraft sales which have occurred and which were not anticipated in the 1998 Base Case Assumptions

 ** Base Case equals the 1998 Base Case.

 [1] Interest Coverage Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

 [2] Debt Service Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of Note plus the interest and minimum/scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments. In respect of the Class A Notes, Principal Adjustment Amount payments have been excluded as they are a function of aircraft values.

 [3] Expected Portfolio Value represents the Initial Appraised Value of each Aircraft in the Portfolio multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor at March 1996 Closing Date.

 [4] Adjusted Portfolio Value represents the Base Value of each Aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor as of the relevant Appraisal date.

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

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of December 31, 2000, are as follows:

                    Annual Interest                                                                     Estimated
                           Rate          Principal Amount    Expected Final          Final            Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end      Payment Date       Maturity Date      December 31, 2000
-----------------   -----------------     --------------     -------------       -------------      -----------------
                                           $ Millions                                                   $ Millions
Subclass A-4        (LIBOR+.62%)                200          March 15, 2003      March 15, 2019           200
Subclass A-6        (LIBOR+.34%)                462          January 15, 2004    March 15, 2019           461
Subclass A-7        (LIBOR+.26%)                550          March 15, 2001      March 15, 2019           550
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003      March 15, 2019           697
Class B             (LIBOR+.75%)                281          March 15, 2009      March 15, 2019           276
Class C             (8.15%)                     350          March 15, 2011      March 15, 2019           339
Class D             (10.875%)                   395          March 15, 2012      March 15, 2019           289
                                              -----                                                     -----
                                              2,938                                                     2,812
                                              =====                                                     =====

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally nine-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and approximately 60% of the leases are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, AerFi Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 2000, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $2,010 million. The aggregate notional principal of these Swaps will be reduced to $1.625 million by the end of the fiscal year ended March 31, 2001. These Swaps will be further reduced to an aggregate notional principal balance of $1,045 million by the year ended March 31, 2002, to an aggregate notional principal balance of $380 by the year ended March 31, 2003 and to an aggregate notional principal balance of $90 million by the year ended March 31, 2004. None of the Swaps have maturity dates extending beyond September 2004. The aggregate estimated fair market value of the Swaps at December 31, 2000 was $(18.2) million.

Airplanes Group Swap Book at December 31, 2000

                                              Final
Swap No.   Notional Amount(i)    Effective   Maturity   Fixed Rate        Estimated Fair Market
              ($ Millions)          Date       Date     Payable(ii)   Value as at December 31, 2000
  1              170             07/31/00    01/15/01     6.7390%                (6,444)
  2              10              10/28/99    01/15/01     5.9250%                  6,955
  3              10              12/23/97    03/15/01     5.8175%                 17,183
  4              55              10/16/00    03/15/01     6.6550%               (22,847)
  5              20              11/17/99    04/15/01     5.8550%                 35,362
  6              50              03/28/96    04/15/01     6.0925%                 53,624
  7              55              08/15/00    05/15/01     6.7750%               (54,704)
  8              55              06/15/01    06/15/01     6.2250%               (16,971)
  9              50              12/15/00    06/15/01     6.5400%               (56,917)
 10              20              10/28/97    06/15/01     5.9600%                 20,328
 11              15              12/15/99    08/15/01     6.2000%                (1,045)
 12              20              05/27/98    04/15/02     6.2800%              (136,292)
 13              40              08/16/99    04/15/02     6.2250%              (201,063)
 14              15              12/15/99    04/15/02     6.3100%               (81,069)
 15              10              04/17/00    05/15/02     6.7150%               (75,788)
 16              15              10/27/98    05/15/02     6.2900%              (162,333)
 17              345             11/15/99    06/15/02     6.1200%              (505,645)
 18              15              02/16/99    07/15/02     6.2700%              (114,316)
 19              20              09/15/98    08/15/02     6.1700%               (36,569)
 20              15              06/15/00    12/15/02     7.1125%            (1,730,683)
 21              120             07/15/98    12/15/02     6.2400%            (1,061,099)
 22              30              08/25/98    02/15/03     6.3900%              (466,558)
 23              15              10/15/98    02/15/03     6.3800%              (316,441)
 24              10              11/16/98    02/15/03     6.3900%              (169,870)
 25              50              12/15/98    02/15/03     6.2840%              (472,809)
 26              15              02/15/00    03/15/03     6.3965%              (218,596)
 27              40              06/01/99    03/15/03     6.2200%              (303,939)
 28              15              01/18/00    03/15/03     6.3850%              (254,152)
 29              30              12/21/99    03/15/03     6.5875%              (580,556)
 30              0               04/15/01    04/15/03     7.1850%              (568,043)
 31              35              06/21/99    06/15/03     6.3100%              (716,870)
 32              55              07/15/99    08/15/03     6.2900%              (737,439)
 33              15              01/18/00    10/15/03     6.4650%              (236,608)
 34              30              08/17/99    11/15/03     6.3300%              (470,375)
 35              35              12/15/00    11/15/03     7.3625%            (1,359,823)
 36              25              04/26/00    11/15/03     6.6975%              (333,887)
 37              15              09/20/00    11/15/03     6.5625%              (877,562)
 38              125             11/15/03    11/15/03     6.5775%              (380,185)




 39              20              03/24/00    12/15/03     6.8450%              (668,988)
 40              85              05/15/00    01/15/04     7.2995%            (1,426,913)
 41              25              06/26/00    02/15/04     6.9775%              (576,670)
 42              60              08/15/00    02/15/04     6.7700%            (1,302,873)
 43              95              08/18/00    04/15/04     6.7700%              (445,345)
 44              0               04/17/01    05/15/04     6.8290%              (853,602)
 45              60              10/16/00    07/15/04     6.5850%              (434,679)
 46              0               09/17/01    09/15/04     5.7125%               (14,672)
                 -----                                                       ----------
                 2,010                                                      (18,317,790)
                 =====                                                       ==========

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

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to December 31, 2000, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $483 million and sold Swaptions with an aggregate notional principal balance of $194 million and Swaptions with an aggregate notional principal of $39 million matured. The net aggregate notional principal balance of Swaptions at December 31, 2000 therefore amounted to $250 million. The aggregated estimated fair market values of the Swaptions at December 31, 2000 was $0.5 million.

Airplanes Group Swaption Book at December 31, 2000

                   Notional amount
Swaption     as at December 31, 2000(i)      Effective        Final         Fixed Rate          Estimated Fair Market
   No.               ($ Millions)               Date      Maturity Date    Receivable(ii)             Value as at
                                                                                                 December 31, 2000($)
   1                     7                   02/17/98       01/15/01           5.00%                     3,896
   2                     24                  01/15/98       05/15/01           5.00%                    26,044
   3                     50                  09/15/98       12/15/01           5.30%                     1,622
   4                     30                  01/15/98       04/15/02           5.00%                   151,677
   5                     20                  02/17/98       09/15/02           5.10%                    32,838
   6                     14                  04/15/98       09/15/02           5.10%                    22,986
   7                     15                  03/16/98       03/15/03           5.10%                    36,757
   8                     50                  07/15/98       03/15/03           5.10%                   116,578
   9                     20                  04/15/98       06/15/03           5.10%                    54,884
   10                    10                  09/15/98       09/15/03           5.30%                       771
   11                    10                  02/16/99       02/15/04           5.40%                    56,783
                         ---                                                                           -------
                         250                                                                           504,836
                                                                                                       -------


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

Part II. Other Information

Item 1. Legal Proceedings

VASP
On November 5, 1992, debis AirFinance Ireland obtained a preliminary injunction for repossession and export of thirteen aircraft and three spare engines (the "Repossessed Assets") from VASP, a Brazilian airline, which had defaulted under its lease agreements with debis AirFinance Ireland. On May 10, 1993, at a full hearing, the Brazilian courts gave a decision fully validating the repossession injunction. VASP appealed this decision to the High Court of the State of Sao Paolo (the "High Court"). On December 18, 1996, the High Court found in favor of VASP in its appeal against the court order granting debis AirFinance Ireland repossession and export of the Repossessed Assets. debis AirFinance Ireland was instructed to return the Repossessed Assets for lease by VASP under the terms of the original lease agreements between debis AirFinance Ireland and VASP, within thirty days of notification by VASP that it requires return of the assets. The decision of the High Court was stayed pending a number of clarificatory motions by both sides before the same court. In responding to those motions, the High Court granted VASP the right to seek damages against debis AirFinance Ireland in lieu of the return of the Repossessed Assets. debis AirFinance Ireland is appealing the December 1996 decision and the court's responses to the clarificatory motions. As part of its appeals, debis AirFinance Ireland filed a recession action with the High Court which seeks to overturn the decisions of the High Court and which seeks a stay on the December 1996 decision pending determination of its recession action.

Seven of the thirteen aircraft which were repossessed by debis AirFinance Ireland from VASP following the 1992 injunction and the 1993 decision are now owned by Airplanes Group although none of them are habitually based in Brazil. However, a number of these aircraft operate into Brazil from time to time. The judgment of the High Court only applies to those assets which are the subject matter of the proceedings. VASP sought to have debis AirFinance Ireland return the Repossessed Assets, in connection with which the High Court served notice on debis AirFinance Ireland for return of the Repossessed Assets for the account, and at the risk, of VASP. debis AirFinance Ireland has challenged a number of matters relating to the notice, including its validity. In addition, VASP filed a petition for calculation of the amount which it alleges should be paid by debis AirFinance Ireland, based on the High Court decision, seeking damages in respect of (i) debis AirFinance Ireland's alleged failure to comply with the court order requiring return of the Repossessed Assets and (ii) the period during which VASP was prevented from using the Repossessed Assets. debis AirFinance Ireland has challenged VASP's petition on the basis that if VASP believes it has an action for alleged damages against debis AirFinance Ireland in respect of the period during which VASP was prevented from using the Repossessed Assets, VASP must commence such an action in accordance with normal Brazilian court procedures before a court of first instance. These preliminary matters still await a decision by the lower court. Before the High Court, debis AirFinance Ireland successfully challenged VASP's petition for calculation of alleged damages arising from debis AirFinance Ireland's alleged failure to comply with the court order requiring return of the Repossessed Assets. As a consequence, VASP, should it seek to recover such alleged damages, will have to prove the existence and extent of its alleged damages. The only immediate risk to the Repossessed Assets would arise where they are located in Brazil and where VASP was successful in enforcing its judgement having sought repossession rather than damages.

In January 2000, the High Court, pending further consideration of debis AirFinance Ireland's recession action, stayed all proceedings by VASP which seek to implement the 1996 decision.

debis AirFinance Ireland has informed Airplanes Group that it has been advised that the December 1996 decision of the High Court in this matter is incorrect as a matter of Brazilian law. debis AirFinance Ireland has further informed Airplanes Group that it is actively pursuing all courses of action that may be available to it, including appeals to superior courts and intends to defend its position vigorously and to pursue each of its claims and counter claims against VASP. debis AirFinance Ireland has advised Airplanes Group that it believes the outcome of these matters will not have a material adverse effect on Airplanes Group's liquidity, results of operations or financial condition.

Other Matters
Prior to the transfer of the Class E Notes held by debis AirFinance Ireland and its subsidiary, AerFi, Inc. to General Electric Capital Corporation, AeroUSA, Inc. and AeroUSA 3, Inc., both Connecticut corporations, filed United States federal consolidated tax returns and certain state and local tax returns with AerFi, Inc., and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to taxes previously reported by AerFi, Inc. and its subsidiaries. debis AirFinance Ireland believes that none of these audits will have a material adverse impact upon the liquidity, results of operations, financial condition or liquidity of AeroUSA Inc or AeroUSA 3, Inc.

Subsequent to November 20, 1998, AeroUSA Inc. and AeroUSA 3, Inc. file consolidated United States federal tax returns and certain state and local tax returns with General Electric Capital Corporation, such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a Tax Sharing Agreement with General Electric Capital Corporation which is substantially similar to the Tax Sharing Agreement between Airplanes Trust and AerFi, Inc. which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from AerFi, Inc.

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

     (b) Reports on Form 8-K: Filed for event dates November 17, 2000; December 15, 2000; January 15, 2001 (relating to the monthly report to holders of the Certificates).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 2001                          AIRPLANES LIMITED


                                                 By: /s/ WILLIAM M. MCCANN
                                                    --------------------------
                                                    William M. McCann
                                                    Director and Principal
                                                    Accounting Officer


Date: February 13, 2001                          AIRPLANES U.S. TRUST


                                                 By: /s/ WILLIAM M. MCCANN
                                                    --------------------------
                                                    William M. McCann
                                                    Controlling Trustee and
                                                    Principal Accounting Officer

                                                                                                        APPENDIX 1

Particulars of the Portfolio as of January 31, 2000 by reference to Appraised
Value at January 31, 2001 are contained in the table below

                                                                                                                 Date of   Appraised
                                                                                                                 Manufac-  Value
                                                                       Aircraft     Engine           Serial      ture/Con- 31-Jan-01
Region                   Country         Lessee                        Type         Configuration    Number Note version   FMV
------                   -------         ------                        --------     -------------    ------ ---- --------- ---------
Africa                   Tunisia         Tuninter                      B737-300     CFM56-3C1        24905       1-Feb-91    22,000
                         Tunisia         Nouvelair Tunisie             MD83         JT8D-219         49672       1-Jul-88    17,640
Asia & Far East          Pakistan        Pakistan Int Airline          A300-B4-200  CF6-50C2         269         11-Aug-83    8,960
                         Indonesia       PT Mandala Airline            B737-200A    JT8D-17          21685       1-Jan-79     4,563
                         Indonesia       PT Mandala Airline            B737-200A    JT8D-15          22278       19-Mar-80    5,590
                         Indonesia       PT Mandala Airline            B737-200A    JT8D-17A         22803       14-Feb-83    4,907
                         Indonesia       PT Mandala Airline            B737-200A    JT8D-17A         22804       1-Feb-83     6,077
                         Indonesia       PT Mandala Airline            B737-200A    JT8D-17A         23023       30-Mar-83    5,277
                         Bangladesh      GMG Airlines                  DHC8-300     PW123            307         1-Dec-91     7,140
                         South Korea     Asiana Airlines               B737-400     CFM56-3C1        24493       14-Jul-89   21,897
                         South Korea     Asiana Airlines               B737-400     CFM56-3C1        24520       21-Dec-89   22,050
                         Indonesia       Garuda                        B737-400     CFM56-3C1        24683       7-Aug-90    23,020
                         Philippines     Philippine Airline            B737-400     CFM56-3C1        24684       1-Apr-90    22,827
                         Philippines     Air Philippines               B737-300     CFM56-3B1        24770       1-Oct-90    19,603
                         China           China Southern                B737-500     CFM56-3C1        24897       26-Feb-91   19,383
                         Malaysia        Air Asia Sdn. Bhd.            B737-300     CFM56-3C1        24907       1-Mar-91    21,930
                         China           China Southern                B737-500     CFM56-3C1        25182       3-Feb-92    18,517
                         China           China Southern                B737-500     CFM56-3C1        25183       14-Feb-92   20,543
                         China           China Southern                B737-500     CFM56-3C1        25188       12-Mar-92   18,873
                         China           Xinjiang                      B757-200     RB211-535E4-37   26156       25-Nov-92   37,517
                         Taiwan          Far Eastern Air Transport     MD83ort      JT8D-219         49950       1-Nov-91    20,667
                         Indonesia       Merpati Nusantara Airlines    B737-200A    JT8D-15          22368       1-Sep-80     4,880
Australia & New Zealand  Australia       National Jet Systems          DHC8-100     PW121            229         1-Sep-90     6,040
                         New Zealand     New Zealand Int'l Airlines    METRO-III    TPE331-11        705         1-Aug-88       973
                         New Zealand     New Zealand Int'l Airlines    METRO-III    TPE331-11        711         1-Mar-88       997
                         New Zealand     New Zealand Int'l Airlines    METRO-III    TPE331-11        712         1-Jun-88       982
Europe                   Turkey          MNG Airlines Cargo            A300C4-200   CF6-50C2         83          1-May-79    14,680
                         United Kingdom  Titan Airways Limited         ATR42-300    PW120            109         14-Oct-88    4,647
                         United Kingdom  Titan Airways Limited         ATR42-300    PW120            113         18-Nov-88    4,720
                         France          Air France                    A320-200     CFM56-5A3        203         1-Sep-91    27,147
                         France          Air France                    A320-200     CFM56            220         1-Sep-91    26,740
                         Netherlands     Schreiner Airways             DHC8-300     PW123            232         20-Oct-90    6,480
                         Netherlands     Schreiner Airways             DHC8-300     PW123            244         1-Dec-90     6,777
                         Netherlands     Schreiner Airways             DHC8-300     PW123            266         20-Mar-91    7,113
                         Netherlands     Schreiner Airways             DHC8-300     PW123            276         13-May-91    7,177
                         Netherlands     Schreiner Airways             DHC8-300     PW123            283         1-Sep-91     7,123
                         Norway          Wideroe's Flyveselskap a/s    DHC8-300     PW123            293         1-Oct-91     7,117
                         United Kingdom  Airtours International        A320-200     CFM56            294         2-Apr-92    27,300
                         United Kingdom  Brymon Airways                DHC8-300     PW123            296         1-Oct-91     7,477
                         Netherlands     Schreiner Airways             DHC8-300     PW123            298         1-Apr-92     7,460
                         Netherlands     Schreiner Airways             DHC8-300     PW123            300         1-Apr-92     7,457
                         United Kingdom  Airtours International        A320-200     CFM56            301         22-Apr-92   27,880
                         United Kingdom  Brymon Airways                DHC8-300     PW123            334         8-Oct-92     7,747
                         Norway          Wideroe's Flyveselskap a/s    DHC8-300     PW123            342         1-Dec-92     7,933
                         United Kingdom  Airtours International        A320-200     CFM56            348         17-Jun-92   27,670
                         United Kingdom  Airtours International        A320-200     CFM56-5A3        349         30-Oct-92   28,207
                         Bulgaria        Balkan Bulgarian Airlines     B737-300     CFM56-3B2        23749       1-May-87    17,753
                         Bulgaria        Balkan Bulgarian Airlines     B737-300     CFM56-3B2        23923       1-Apr-88    17,667
                         Turkey          Pegasus                       B737-400     CFM56-3C1        24345       1-Jun-89    21,773
                         Turkey          Pegasus                       B737-400     CFM56-3C1        24687       25-May-90   22,720
                         Spain           Futura                        B737-400     CFM56-3C1        24689       3-Jul-90    22,883
                         Spain           Futura                        B737-400     CFM56-3C1        24690       1-Jul-90    23,073
                         Spain           Air Europa                    B737-400     CFM56-3C1        24906       24-Feb-91   23,920
                         Czech Republic  Travel Servis a.s.            B737-400     CFM56-3C1        24911       1-Apr-91    23,883
                         Spain           Air Europa                    B737-400     CFM56-3C1        24912       14-Jun-91   24,290
                         Turkey          Turk Hava Yollari             B737-400     CFM56-3C1        24917       24-Jun-91   24,607
                         Italy           Air One SpA                   B737-300     CFM56-3C1        25179       12-Feb-92   22,563
                         Spain           Futura                        B737-400     CFM56-3C1        25180       21-Jan-92   24,857
                         Turkey          Turk Hava Yollari             B737-400     CFM56-3C1        25181       3-Feb-92    25,153
                         Turkey          Turk Hava Yollari             B737-400     CFM56-3C1        25184       2-Mar-92    25,450
                         Italy           Air One SpA                   B737-300     CFM56-3C1        25187       14-Mar-92   22,720
                         Hungary         Malev                         B737-400     CFM56-3C1        25190       7-Apr-92    23,953
                         Turkey          Turk Hava Yollari             B737-400     CFM56-3C1        25261       9-Apr-92    25,220
                         Turkey          Turk Hava Yollari             B737-500     CFM56-3C1        25288       16-Jun-92   19,987
                         Turkey          Turk Hava Yollari             B737-500     CFM56-3C1        25289       12-Jun-92   19,983
                         Turkey          Turk Hava Yollari             B737-400     CFM56-3C1        26065       1-May-92    25,267
                         Hungary         Malev                         B737-400     CFM56-3C1        26069       2-Nov-92    25,763
                         Hungary         Malev                         B737-400     CFM56-3C1        26071       13-Nov-92   25,897
                         Sweden          Britannia Airways             B757-200     RB2110-535E4-37  26151       23-Jul-92   36,933
                         Italy           Eurofly S.P.A                 MD83         JT8D-219         49390       1-Apr-86    15,747
                         Macedonia       Interimpex-Avioimpex          MD83         JT8D-219         49442       29-Apr-87   15,963
                         Spain           Spanair                       MD83         JT8D-219         49620       1-Jul-88    18,100
                         Spain           Spanair                       MD83         JT8D-219         49624       1-Aug-88    17,400
                         Spain           Spanair                       MD83         JT8D-219         49626       22-Oct-88   17,740
                         Italy           Eurofly S.P.A                 MD83         JT8D-219         49631       14-Jun-89   18,367
                         Spain           Spanair                       MD83         JT8D-219         49709       1-Dec-88    17,537
                         Italy           Meridiana SpA                 MD83         JT8D-219         49792       1-Nov-89    17,967
                         Italy           Meridiana SpA                 MD83         JT8D-219         49935       26-Sep-90   20,320
                         Spain           Spanair                       MD83         JT8D-219         49936       6-Oct-90    19,933
                         Spain           Spanair                       MD83         JT8D-219         49938       1-Dec-90    18,903
                         France          Air Liberte S.A.              MD83         JT8D-219         49943       1-Jul-91    20,517
                         Italy           Meridiana SpA                 MD83         JT8D-219         49951       25-Aug-91   21,073
Latin America            Argentina       Aerolineas Argentinas S.A.    B737-200A    JT8D-17          21192       1-Mar-76     4,200
                         Argentina       LAPA                          B737-200A    JT8D-17          21193       1-Jul-76     3,587
                         Mexico          Mexicana                      B727-200A    JT8D-17R         21346       1-Oct-80     3,837
                         Mexico          Mexicana                      B727-200A    JT8D-17R         21600       1-Nov-80     3,250
                         Chile           Lan Chile Airlines            B737-200A    JT8D-15          22397       1-Feb-81     4,870
                         Chile           Lan Chile Airlines            B737-200A    JT8D-17A         22407       1-Sep-80     5,043
                         Argentina       LAPA                          B737-200A    JT8D-15          22633       1-Mar-81     5,457
                         Chile           Lan Chile Airlines            B737-200A    JT8D-17A         23024       1-May-83     6,173
                         Mexico          Aeromexico                    DC9-32       JT8D-17          48125       1-Apr-80     3,353
                         Mexico          Aeromexico                    DC9-32       JT8D-17          48126       1-Apr-80     4,300
                         Mexico          Aeromexico                    DC9-32       JT8D-17          48127       1-Jul-80     3,327
                         Mexico          Aeromexico                    DC9-32       JT8D-17          48128       1-Aug-80     3,840
                         Mexico          Aeromexico                    DC9-32       JT8D-17          48129       1-Nov-80     3,580
                         Mexico          Aeromexico                    DC9-32       JT8D-17          48130       1-Dec-80     3,720
                         Antigua         Liat                          DHC8-100     PW120-A          113         1-Sep-88     4,433
                         Antigua         Liat                          DHC8-100     PW120-A          140         1-Mar-89     4,500
                         Antigua         Liat                          DHC8-100     PW120-A          144         1-Mar-89     4,803
                         Netherlands
                           Antilles      ALM                           DHC8-300C    PW123            230         1-Feb-91     7,083
                         Netherlands
                           Antilles      ALM                           DHC8-300C    PW123            242         1-Nov-90     7,053
                         Antigua         Liat                          DHC8-100     PW120-A          270         1-May-91     5,420
                         Colombia        ACES                          ATR42-300    PW121-5A1        284         1-Jan-92     6,150
                         Mexico          Mexicana                      F100         TAY650-15        11266       17-Aug-90   11,527
                         Brazil          TAM                           F100         TAY650-15        11284       31-Jul-90   11,230
                         Brazil          TAM                           F100         TAY650-15        11285       1-Aug-90    11,240
                         Brazil          TAM                           F100         TAY650-15        11304       27-Feb-91   11,593
                         Brazil          TAM                           F100         TAY650-15        11305       19-Apr-91   12,120
                         Mexico          Mexicana                      F100         TAY650-15        11309       16-May-91   11,850
                         Mexico          Mexicana                      F100         TAY650-15        11319       5-Apr-91    11,697
                         Brazil          TAM                           F100         TAY650-15        11336       5-Jun-91    11,960
                         Mexico          Mexicana                      F100         TAY650-15        11339       1-Jul-91    12,420
                         Brazil          TAM                           F100         TAY650-15        11347       1-Oct-91    12,117
                         Brazil          TAM                           F100         TAY650-15        11348       6-Aug-91    12,327
                         Brazil          TAM                           F100         TAY650-15        11371       19-Dec-91   12,720
                         Mexico          Mexicana                      F100         TAY650-15        11374       20-Jan-92   12,197
                         Mexico          Mexicana                      F100         TAY650-15        11375       1-Dec-92    12,697
                         Mexico          Mexicana                      F100         TAY650-15        11382       1-Jan-93    12,690
                         Mexico          Mexicana                      F100         TAY650-15        11384       1-Jan-93    12,500
                         Brazil          Rio Sul                       B737-500     CFM56-3C1        25185       18-Feb-92   20,343
                         Brazil          Rio Sul                       B737-500     CFM56-3C1        25186       11-Mar-92   19,953
                         Brazil          Rio Sul                       B737-500     CFM56-3C1        25191       10-Apr-92   19,633
                         Brazil          Rio Sul                       B737-500     CFM56-3C1        25192       14-Apr-92   20,247
                         Colombia        Avianca                       B767-200ER   PW4056           25421       14-Jan-92   43,003
                         Brazil          Rio Sul                       B737-500     CFM56-3C1        26075       23-Oct-92   21,013
                         Colombia        Avianca                       B757-200     RB211-535E4-37   26154       22-Sep-92   36,217
                         Chile           Lan Chile Airlines            B767-300ER   PW4060           26204       1-Oct-92    57,397
                         Chile           Aircraft Int. Leasing Limited DC8-71F      CFM56-2C1        45810       9-Apr-92    12,913
                         Colombia        Tampa                         DC8-71F      CFM56-2C1        45849       9-Mar-91    12,927
                         Colombia        Tampa                         DC8-71F      CFM56-2C1        45945       19-May-92   13,577
                         Chile           Aircraft Int. Leasing Limited DC8-71F      CFM56-2C1        45970       15-Oct-92   13,633
                         Chile           Aircraft Int. Leasing Limited DC8-71F      CFM56-2C1        45976       10-Aug-91   13,270
                         Colombia        Tampa                         DC8-71F      CFM56-2C1        46066       24-Apr-91   13,273
                         Brazil          VARIG                         MD11         CF6-80C2-D1F     48499       31-Dec-91   60,187
                         Brazil          VARIG                         MD11         CF6-80C2-D1F     48500       1-Mar-92    62,883
                         Brazil          VARIG                         MD11         CF6-80C2-D1F     48501       1-Sep-92    63,080
                         Mexico          Aeromexico                    MD82         JT8D-217         49660       1-Mar-88    16,677
                         Mexico          Aeromexico                    MD82         JT8D-217A        49667       21-Jan-88   16,550
                         Mexico          Aeromexico                    MD87         JT8D-219         49673       1-Dec-88    12,150
                         Trinidad &
                           Tobago        BWIA International            MD83         JT8D-219         49789       23-Sep-89   17,917
                         Colombia        Avianca                       MD83         JT8D-219         49939       26-Oct-90   19,250
                         Colombia        Avianca                       MD83         JT8D-219         49946       18-Jul-91   19,553
                         Colombia        Avianca                       MD83         JT8D-219         53120       29-Jul-92   20,783
                         Colombia        Avianca                       MD83         JT8D-219         53125       2-Apr-92    20,547
North America            United States
                           of America    Hawaiian Airlines             DC9-51       JT8D-17          47742       1-Jun-77     3,260
                         United States
                           of America    Hawaiian Airlines             DC9-51       JT8D-17          47784       1-May-79     3,203
                         United States
                           of America    Hawaiian Airlines             DC9-51       JT8D-17          47796       1-Apr-79     3,327
                         United States
                           of America    Hawaiian Airlines             DC9-51       JT8D-17          48122       26-Jan-81    3,803
                         Canada          Air Canada                    A320-200     CFM56-5A1        174         1-Apr-91    25,247
                         Canada          Air Canada                    A320-200     CFM56-5A1        175         1-Apr-91    24,927
                         Canada          Air Canada                    A320-200     CFM56-5A1        232         1-Oct-91    26,070
                         United States
                           of America    Idefix                        ATR42-300    PW120            249         1-Jun-91     5,843
                         United States
                           of America    Allegheny Airlines            DHC8-100     PW121            258         1-Jan-91     5,493
                         Canada          Air Canada                    A320-200     CFM56-5A1        284         9-Mar-92    27,500
                         Canada          Air Canada                    A320-200     CFM56-5A1        309         13-May-92   27,627
                         Canada          Air Canada                    A320-200     CFM56-5A1        404         1-Jan-94    30,203
                         United States
                           of America    Polar Air Cargo               B747-200SF   JT9D-7Q          21730       27-Mar-98   30,223
                         United States
                           of America    Frontier Airlines, Inc.       B737-300     CFM56-3B1        23177       1-Apr-86    14,670
                         United States
                           of America    America West                  B737-300QC   CFM56-3B1        23499       1-Jun-86    17,773
                         United States
                           of America    America West                  B737-300QC   CFM56-3B1        23500       1-Jun-86    17,840
                         Canada          Air Canada                    B767-300ER   PW4060           24948       19-Jul-91   52,830
                         United States
                           of America    TWA                           B767-300ER   PW4060           25411       15-Jan-92   57,733
                         Canada          Air Canada                    B767-300ER   PW4060           26200       1-Sep-92    58,580
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45811       30-May-91   13,760
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45813       28-Apr-92   13,353
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45946       23-Apr-92   13,153
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45971       13-Feb-92   12,893
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45973       27-Feb-92   13,127
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45978       23-Apr-93   13,180
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45993       23-Jun-93   13,247
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45994       1-Sep-94    13,277
                         United States
                           of America    Emery Worldwide               DC8-71F      CFM56-2C1        45996       29-Oct-92   13,877
                         United States
                           of America    Emery Worldwide               DC8-71F      CFM56-2C1        45997       7-Dec-93    13,260
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        45998       21-May-93   13,137
                         United States
                           of America    BAX Global                    DC8-71F      CFM56-2C1        46065       12-Jan-92   13,663
                         United States
                           of America    Emery Worldwide               DC8-73CF     CFM56-2C1        46091       1-Dec-89    16,797
                         United States
                           of America    TWA                           MD83         JT8D-219         49575       1-Oct-87    17,090
                         United States
                           of America    American Airlines             MD83         JT8D-219         49941       1-Dec-90    19,873
                         United States
                           of America    American Airlines             MD83         JT8D-219         49949       5-Aug-91    20,363
                         Canada          Air Canada                    B737-200A    JT8D-9A          21639 (I)   1-Nov-78     1,279
                         Canada          Air Canada                    B737-200A    JT8D-9A          21712 (I)   1-Feb-79     1,397
                         United States
                           of America    Vanguard Airlines             B737-200A    JT8D-15          21735       1-Jun-79     5,653
                         Canada          Air Canada                    B737-200A    JT8D-9A          22873 (I)   1-Jul-82     4,848
                         United States
                           of America    Vanguard Airlines             B737-200A    JT8D-15          22979       1-Mar-83     6,757
Others                   Kazakstan       Air Kazakstan                 B737-200A    JT8D-15          22090       1-May-80     4,993
                         Kazakstan       Air Kazakstan                 B737-200A    JT8D-15          22453       1-Mar-81     5,470
                         Ukraine         Ukraine International         B737-200A    JT8D-17A         22802       1-Feb-83     6,520
Off Lease                Off Lease       Off Lease                     A300-B4-200  CF6-50C2         131   (ii)  7-Feb-81     8,797
                         Off Lease       Off Lease                     B737-200A    JT8D-17          21196 (ii)  1-Jul-76     3,327
                         Off Lease       Off Lease                     B737-200A    JT8D-15          22369 (ii)  1-Sep-80     4,850
                         Off Lease       Off Lease                     DHC8-300     PW123            267   (ii)  4-Apr-91     7,067
                         Off Lease       Off Lease                     B737-400     CFM56-3C1        24691 (ii)  9-Aug-90    23,223
                         Off Lease       Off Lease                     B737-400     CFM56-3C1        26081 (ii)  10-Mar-93   25,557

                                                                                                                          3,135,367

(I) Aircraft Lease Receivable Book Values are used for the aircraft subject to Finance Leases rather than appraised values.

(ii) Of the off lease aircraft at January 31, three were available for marketing and three were subject to leases and have delivered to the relevant lessees since January 31.