Form 10-K405
period 2001-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2001-06-28
CIK 1004539, 1004540

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

(Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2001
                                         OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from       to

                        Commission File Number 33-99970

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
--------------------------------------------    --------------------------------------------
                    None                                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      None

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                                          OUTSTANDING AT
ISSUER                                                       CLASS                        JUNE 30, 2001
------                                                       -----                        --------------
Airplanes Limited....................          Ordinary Shares, $1.00 par value                 30

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   38
  Item 3.   Legal Proceedings...........................................   38
  Item 4.   Submission of Matters to a Vote of Security-Holders.........   39
PART II
  Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters.........................................   40
  Item 6.   Selected Combined Financial Data............................   40
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   42
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risks.......................................................   71
  Item 8.   Financial Statements and Supplementary Data.................   75
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   75
PART III
  Item 10.  Directors and Executive Officers of the Registrants.........   76
  Item 11.  Executive Compensation......................................   85
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   85
  Item 13.  Certain Relationships and Related Transactions..............   85
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   87

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited ("AIRPLANES LIMITED") is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust ("AIRPLANES TRUST") is a Delaware business trust. "AIRPLANES GROUP" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "WE," "US" and "OUR" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At March 31, 2001, we owned 193 aircraft (the "AIRCRAFT"), 187 of which were on lease to 64 lessees in 34 countries.

     On March 28, 1996, we established eight separate pass through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to GPA Group plc (now known as debis AirFinance Ireland plc), to acquire a portfolio of 229 aircraft from GPA Group and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, GE Capital acquired a majority of the class E notes from GPA Group (then known as AerFi Group and now known as debis AirFinance Ireland) and its subsidiaries. On that date, a subsidiary of AerFi Group also granted GE Capital an option to acquire the residual interest in Airplanes Trust. See below at "Airplanes Trust" for more information about the option. The subclass A-5 certificates were fully repaid as of May 15, 1998. We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our existing subclass A-4 and A-7 certificates and the corresponding subclass A-4 and A-7 notes.

AIRPLANES PASS THROUGH TRUST

     "AIRPLANES PASS THROUGH TRUST" and the "TRUST" refer to all the pass through trusts created under the Airplanes Pass Through Trust Agreement dated March 28, 1996 (the "TRUST AGREEMENT") among Airplanes Limited, Airplanes Trust and Bankers Trust Company, as trustee (the "TRUSTEE"), except where it is clear that this term means only a particular pass through trust. The certificates issued by each pass through trust each represent a fractional undivided beneficial interest in two corresponding classes or subclasses of notes issued and cross-guaranteed by Airplanes Limited and Airplanes Trust pursuant to indentures dated as of March 28, 1996 (as amended or supplemented, the "INDENTURES") they entered into with Bankers Trust Company, as trustee (the "INDENTURE TRUSTEE"), and held by that trust. The two corresponding classes of notes and guarantees held by each trust are the principal sources of payment for the class or subclass of certificates issued by that trust.

AIRPLANES LIMITED

     Airplanes Limited is a special purpose limited liability company formed on November 3, 1995 under the laws of Jersey, Channel Islands. Its sole purposes are to (a) acquire, own, manage, maintain, lease, re-lease, modify and sell (subject to restrictions under its indenture) the aircraft, (b) finance and refinance these activities, including guaranteeing the obligations of its subsidiaries and of Airplanes Trust, (c) manage its interest rate and currency risks, and (d) engage in other activities related to the aircraft and their financing.

     Airplanes Limited's principal assets are the intercompany loans it has advanced to its subsidiaries and 95% of the capital stock of Airplanes Holdings Limited. As of March 31, 2001, Airplanes Holdings owned a total of 177 aircraft directly and through its aircraft-owning subsidiaries, and owned a number of aircraft-leasing subsidiaries which lease aircraft from the aircraft-owning subsidiaries and sublease them to lessees. The remaining 5% of the capital stock of Airplanes Holdings is owned by GECAS. See below "Risk Factors -- Risks

Relating to Tax" for a discussion of the tax benefits of this 5% ownership by GECAS and the risk of losing these benefits. Airplanes Limited has no ownership or leasehold interests in any real property.

     For information on the capital stock of Airplanes Limited, including a discussion of annual dividends, see "Item 5. Market for Registrants' Common Equity and Related Shareholder Matters."

     Airplanes Limited is managed by a board of directors, which is currently composed of five directors. See "Item 10. Directors And Executive Officers Of The Registrants -- Directors and Controlling Trustees" for details on these directors. Airplanes Limited does not have any employees or executive management of its own and relies solely on service providers to service, lease and re-lease aircraft and perform other executive and administrative responsibilities. For a description of the services provided by the service providers, see "Item 10. Directors And Executive Officers Of The Registrants -- The Servicer" and "-- The Administrative Agent and Cash Manager."

     We have taken steps to structure Airplanes Limited and its acquisition of the aircraft-owning and aircraft-leasing subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 to ensure that its assets would not be consolidated with the assets of debis AirFinance Ireland and would not otherwise become available to its creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. For a description of the risks if these steps are not effective, see below "Risk Factors -- Risks Relating to Bankruptcy."

AIRPLANES TRUST

     Airplanes Trust is a Delaware statutory business trust formed in November 1995. Its sole purposes are to (a) acquire, own, manage, maintain, lease, re-lease, modify and sell (subject to restrictions under its indenture) the aircraft, (b) finance and refinance these activities, including guaranteeing the obligations of its subsidiaries and of Airplanes Limited, (c) manage its interest rate and currency risks and (d) engage in other activities related to the aircraft and their financing.

     Airplanes Trust's principal assets are the intercompany loans it has advanced to its subsidiaries and 100% of the capital stock of AeroUSA, which as of March 31, 2001, owned 16 aircraft through its direct subsidiary, AeroUSA 3. The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts with First Security Bank of Utah, acting as trustee, in order to satisfy the U.S. Federal Aviation Administration regulations regarding the U.S. citizenship of the owners of U.S.-registered aircraft. Airplanes Trust has no ownership or leasehold interests in any real property.

     debis AirFinance, Inc., a wholly-owned subsidiary of debis AirFinance Ireland, holds the residual ownership interest in all of the property of Airplanes Trust. In connection with the sale of the class E notes to GE Capital by GPA Group (now known as debis AirFinance Ireland) and its subsidiaries in 1998, GPA, Inc. (now known as debis AirFinance, Inc.) granted an option to GE Capital for it to purchase this residual ownership interest in Airplanes Trust for $1.00. If GE Capital does not exercise this option before its expiry date, which is 30 days after notice of the dissolution of the trust, the option will become void. Upon repayment in full of all of the indebtedness of Airplanes Trust and the dissolution of Airplanes Trust, legal title to the AeroUSA shares and other property of Airplanes Trust will revert to debis AirFinance, Inc. or GE Capital, if GE Capital has exercised its option.

     Airplanes Trust has five controlling trustees, who are the same individuals as those who currently serve as directors of Airplanes Limited, and a Delaware trustee, Wilmington Trust Company. For information on its management, see "Item
10. Directors and Executive Officers of the Registrants." Airplanes Trust does not have any employees or executive officers of its own and relies solely on service providers to service, lease and re-lease the aircraft and perform other executive and administrative responsibilities. For a description of these services, see "Item 10. Directors And Executive Officers Of The Registrants -- The Servicer" and "-- The Administrative Agent and Cash Manager."

     We have taken steps to structure Airplanes Trust and its acquisition of the aircraft-owning and aircraft-leasing subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 to ensure that its assets would not be consolidated with the assets of debis AirFinance Ireland and would not otherwise become available to its creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. For a description of the risks if these steps are not effective, see below "Risk Factors -- Risks Relating to Bankruptcy."

RISK FACTORS

     The following summarizes various risks and uncertainties which may materially affect the ability of Airplanes Limited and Airplanes Trust to pay interest, principal or any premium on the notes and hence our ability to pay interest, principal or any premium on our certificates in full at or before their respective final maturity dates. These risks and uncertainties are not the only ones relevant to the certificates, the notes and guarantees, the trust or Airplanes Group.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. In most cases, you can identify these forward-looking statements by terms such as "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar terms that relate to the future or express uncertainty. Our actual results could differ materially from those anticipated in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined below, that may impact our results of operations.

RISKS RELATING TO AIRPLANES GROUP AND THIRD PARTIES

WE HAVE A HISTORY OF INCURRING NET LOSSES IN OUR OPERATIONS.

     Airplanes Group has incurred net losses since its inception and expects to continue to incur net losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of these net losses.

WE HAVE NO MANAGEMENT RESOURCES AND DEPEND ON SERVICE PROVIDERS TO OPERATE OUR BUSINESS AND COLLECT OUR REVENUES.

     We have no employees or executive management resources of our own and rely solely on the servicer, administrative agent, cash manager and other service providers for all aircraft servicing, leasing, re-leasing, sales and other executive and administrative functions relating to our portfolio. If these service providers do not perform their contractual obligations to us, our operations and cash flow may suffer, thereby adversely affecting the timing of payments on, and ultimate repayment of, the certificates. We may find it difficult to recover damages for any of these third parties' poor performance pursuant to their contracts and may not be able to terminate these contracts by ourselves. In particular, our rights to terminate the servicing agreement are very limited. We cannot guarantee that we will continue our arrangements with the existing service providers or that they will continue their relationship with us until the certificates are paid in full. If a service provider resigns or if we terminate any service provider, we may be unable to find a suitable replacement that we can engage on suitable terms, which would harm our operations and impede our cash flow. The appointment of replacement service providers may also cause the rating agencies to lower or withdraw the ratings on the certificates. You should refer to "Item 10. Directors And Executive Officers Of The Registrants" for more detailed information on the responsibilities we have delegated to the service providers.

THE SERVICER WILL NOT BE LIABLE TO US FOR LOSSES WE INCUR IN CONNECTION WITH ITS PERFORMANCE OF THE SERVICES.

     The servicer will not be liable to us for losses we incur in connection with its performance of the services, except where a court has finally adjudicated that the losses have been directly caused by the servicer's willful misconduct or gross negligence. In addition, we have agreed to indemnify the servicer on an after-tax basis for a broad range of losses in connection with its performance of the services. Any such indemnification payments will rank senior to payments on the notes and certificates, which may result in our not having enough funds to make payments on the notes and certificates.

WE DEPEND ON SWAP COUNTERPARTIES IN MANAGING INTEREST RATE RISKS. IF OUR SWAP COUNTERPARTIES DEFAULT, OR IF WE ARE UNABLE TO FIND SUITABLE SWAP
COUNTERPARTIES, THERE MAY BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASH FLOW.

     We manage interest rate risks arising from any mismatch between fixed and floating rate lease rental payments and fixed and floating rate interest obligations through swaps and other derivative instruments. This strategy for managing interest rate risks is dependent upon our ability to enter into interest rate swaps, including, if applicable, as a result of exercising swaptions, with eligible counterparties and on the counterparties fulfilling their contractual obligations. If a counterparty defaults or if we are unable to enter into interest rate swaps with eligible counterparties, a mismatch between our fixed and floating rate interest obligations and fixed and floating rate lease payments may arise, which could harm our cash flow and adversely affect our ability to make payments on the notes and certificates.

GECAS, THE SERVICER, MAY HAVE CONFLICTS OF INTEREST IN MANAGING OUR PORTFOLIO AS A RESULT OF ITS OTHER AIRCRAFT MANAGEMENT ACTIVITIES.

     In addition to acting as the servicer for Airplanes Group, GECAS manages a large portfolio of aircraft owned by its affiliates, including the GE group of companies, and third parties, including debis AirFinance Ireland and its affiliates, and other securitization vehicles such as Aircraft Finance Trust. GECAS also arranges aircraft or engine financings and other lease transactions and GE Capital, an affiliate of GECAS, is the owner of the class E notes. GECAS may therefore face conflicts of interest in managing and marketing our portfolio for re-lease or sale. The aircraft it manages for itself or others may compete with our aircraft when they are being marketed for re-lease or sale. These conflicts will arise as decisions affecting some aircraft that GECAS is managing or that GECAS or one of its affiliates owns may be adverse to other aircraft also managed by GECAS. The servicing agreement provides that the standard of care applicable in cases where such conflicts arise requires that GECAS not discriminate between aircraft on an unreasonable basis. For a fuller description of the standard of care, see "Item 10. Directors And Executive Officers Of The Registrants -- The Servicer -- The Servicing Agreement." While GECAS has agreed to perform the services for us with reasonable care and diligence at all times, GECAS may give preference to its affiliates and other third parties under the terms of its other marketing and servicing arrangements. In addition, GECAS is not obliged to inform us of any conflicts of interest of which it is aware. If, as a result of a conflict of interest, GECAS makes a decision potentially adverse to us, it could have a material adverse effect on the servicing of our aircraft, which may cause a reduction in our cash flow, thereby potentially adversely affecting the timely or full repayment of the notes and certificates. See "Item 10. Directors And Executive Officers Of The Registrants -- The Servicer" for more information on the activities of the servicer.

THE ADMINISTRATIVE AGENT AND CASH MANAGER MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR PARENT COMPANIES' OTHER AIRCRAFT MANAGEMENT ACTIVITIES AND OWNERSHIP INTERESTS.

     debis AirFinance B.V. and debis AirFinance Ireland, parent companies of the administrative agent and the cash manager, manage a large portfolio of aircraft owned by themselves, their affiliates and third parties. debis AirFinance Ireland also acts as the servicer for AerCo Limited, a securitization vehicle similar to Airplanes Group, and currently holds the class D-2, E-1 and E-2 notes issued by AerCo. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager for AerCo. As a result, the administrative agent and the cash manager of Airplanes Group may from time to time have conflicts of interest in performing their obligations to Airplanes Group. While the roles of the administrative agent and the cash manager are more limited than those of the servicer, any conflicts of interest that they cannot resolve could have an adverse impact on Airplanes Group and on our ability to make payments on the notes and certificates.

OUR LEGAL COUNSEL MAY HAVE CONFLICTS OF INTEREST IN NEGOTIATING SOME OF OUR AGREEMENTS BECAUSE THEY ALSO REPRESENT PARTIES WITH WHICH WE DEAL.

     Airplanes Group and debis AirFinance Ireland are represented by the same Jersey, Irish and United States legal counsel, and we anticipate that this multiple representation will continue. Our legal counsel may face conflicts of interest when negotiating agreements between Airplanes Group and debis AirFinance Ireland. If a significant dispute does arise in the future between Airplanes Group and debis AirFinance Ireland or any of their respective affiliates, we anticipate that we will retain separate counsel to represent us.

RISKS RELATING TO THE AIRCRAFT

THE COMMERCIAL AIRCRAFT MARKET IS CYCLICAL. DECREASED DEMAND FOR OR EXCESS SUPPLY OF AIRCRAFT CAN DEPRESS AIRCRAFT VALUES AND LEASE RATES, WHICH MAY CAUSE US TO BE UNABLE TO RE-LEASE OR SELL AIRCRAFT ON FAVORABLE TERMS AND CAN DECREASE CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The market for commercial jet aircraft is cyclical and can produce sharp increases or decreases in aircraft values and lease rates depending on the level of supply and demand. The aircraft leasing industry is currently experiencing an oversupply of turboprop aircraft, Stage 2 aircraft and various types of used Stage 3 aircraft, especially older widebody aircraft and some older narrowbody aircraft. As airlines increasingly prefer jet aircraft over turboprop aircraft and new generation Stage 3 aircraft over older Stage 3 aircraft, the markets for these types of aircraft, on which we partly depend, remain unfavorable for both aircraft values and lease rates. The condition of the aircraft market will vary at different points when our aircraft are being marketed for re-lease or sale, depending on, among other things, the business cycle for the lessees and buyers of aircraft. Unfavorable conditions in the aircraft market may affect our ability to re-lease or, where applicable, sell our aircraft on satisfactory terms, which could decrease the cash available to make payments on the notes and certificates.

THE AIRCRAFT VALUES AND LEASE RATES FOR AIRCRAFT MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF FACTORS OUTSIDE OUR CONTROL AND AFFECT OUR CASH FLOW.

     Decreases in aircraft values or lease rates may cause a decrease in our cash flows. Depending on market conditions, we may be unable to re-lease or sell aircraft on terms that will allow us to make payments on the notes and certificates. Aircraft values and lease rates depend on various factors that are outside our control, including:

     - general economic conditions affecting lessee operations, including passenger demand and the cost of fuel and other expenses;

     -  the supply of and demand for used aircraft;

     -  manufacturer production levels and prices for new aircraft;

     -  interest rates, currency exchange rates and credit availability;

     -  retirement and obsolescence of aircraft models;

     -  re-introduction into service of aircraft previously in storage;

     -  governmental regulations; and

     -  lack of capacity in the aircraft traffic control system.

     Additional factors outside our control that may lead to sharp increases or decreases in aircraft values or lease rates for specific aircraft include:

     - manufacturer production levels and competition between aircraft manufacturers, such as the current competition between The Boeing Company and Airbus Industrie, which has led to an increased supply of new aircraft at lower prices;

     - manufacturers merging or leaving the aircraft industry, such as the merger between Boeing and McDonnell Douglas and the bankruptcy of Fokker N.V., which has led to the termination of production of MD and Fokker aircraft and a resulting decrease in the values and lease rates for our MD and Fokker aircraft;

     -  the maintenance and operating history of the aircraft;

     - the number of operators using a particular type of aircraft and the supply of that type of aircraft;

     - legal or regulatory requirements that prevent re-leasing or selling that type of aircraft;

     -  the discovery of manufacturing defects in an aircraft model; and

     -  new regulatory requirements relating to an aircraft model.

THE CONCENTRATION OF AIRCRAFT TYPES IN OUR PORTFOLIO COULD MAGNIFY THE IMPACT OF DECLINES IN LEASE RATES OR AIRCRAFT VALUES AND ADVERSELY AFFECT OUR CASH FLOW.

     As of March 31, 2001, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of our portfolio by appraised value as of January 31, 2001 and, in addition, each of the B737-300, B737-500, B767-300ER, DC8, MD-11 and F-100 models of aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2001. Furthermore, at March 31, 2001 widebody and turboprop aircraft each comprised more than 5% of our portfolio by appraised value as of January 31, 2001. This concentration on particular models or types of aircraft could magnify the adverse impact to our cash flow if there is a decline in lease rates or aircraft values for these models or types of aircraft, or if significant costs are required to be incurred with respect to these aircraft. The negative impact can be especially severe where (a) there is a sharp decrease of lease rates or aircraft values or (b) if specific governmental or technical regulations are imposed on particular aircraft types, as we have seen with (x) the increasing unpopularity of the turboprop aircraft, the discontinuation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2001, accounted for approximately 5% of our portfolio by appraised value as of January 31, 2001, and (z) the Airworthiness Directives ("ADS") with respect to the MD-80s, MD-11s and B737s, all as described more fully below in "The Aircraft, Related Leases and Collateral." These events have caused, and could continue to cause, our overall lease rates or the aircraft values to significantly decrease and may cause us to incur significant costs which would reduce our cash flow.

THE ACTUAL MARKET VALUE OF THE AIRCRAFT MAY BE LESS THAN THE APPRAISED VALUE AND PROCEEDS FROM DISPOSITIONS OF THE AIRCRAFT MAY BE INADEQUATE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     We have determined the scheduled principal payments and the expected final payment dates for the notes and certificates based on the appraised values of the aircraft, which are determined based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand." Appraised values for an aircraft, however, do not necessarily reflect the market value for the aircraft at a specific time and you should not rely on appraised values as an indication of the price that we could obtain if we sold an aircraft. The aircraft market is cyclical and there may be imbalances of supply and demand at any one time, especially for specific aircraft types. At the high point in the industry cycle, the current market value of some aircraft may be at or above their appraised values while the current market value of others may be significantly less than their appraised values. At a low point in the industry cycle, the current market value of most aircraft types is likely to be less, or in many cases, much less, than appraised values. If we sell an aircraft to repay the notes, the proceeds may be significantly less than its appraised value. We may therefore have insufficient cash to make payments on the notes to pass through to the certificate holders. Market values may also be affected by market lease rates for aircraft.

SOME OF OUR LESSEES MAY EXERCISE PURCHASE OPTIONS AT PRICES THAT ARE LESS THAN THE PROPORTIONATE SHARE OF THE UNPAID PRINCIPAL OF THE NOTES AND CERTIFICATES ALLOCABLE TO THE RELEVANT AIRCRAFT AND, THEREFORE, WE MAY BE UNABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     As of March 31, 2001, 11 lessees had options to purchase a total of 31 aircraft, representing 12.87% of our portfolio by appraised value as of January 31, 2001. There is a risk that the purchase prices may be less than the proportionate share of the unpaid principal of the notes and certificates allocable to the aircraft being purchased. If those options are exercised, there could be a reduction in the amount, or a delay in the timing, of payments on the notes and certificates.

WE MAY BE UNABLE TO REPOSSESS, RE-LEASE OR SELL THE AIRCRAFT IF THE LESSEES DO NOT DISCHARGE LIENS ON THE AIRCRAFT, WHICH WOULD REDUCE CASH AVAILABLE TO US TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     Liens which secure the payment of airport taxes, customs duties, air navigation charges, landing charges, crew wages, repairer's charges or salvage may attach to the aircraft in the normal course of operations. The sums which these liens secure may be substantial and could exceed the value of the aircraft. In some jurisdictions, a holder of aircraft liens may have the right to detain, sell or cause the forfeiture of the aircraft. While our lessees are generally required to discharge all liens arising during the term of their leases, their failure to discharge any liens may impair our ability to repossess, re-lease or sell the aircraft if the lessee defaults, which could have an adverse effect on our cash flow.

OUR LESSEES MAY FAIL TO MAINTAIN REGISTRATION OF OUR AIRCRAFT, WHICH MAY AFFECT THEIR ABILITY TO MAKE PAYMENTS TO US AND OUR ABILITY TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     All aircraft in operation must be duly registered with an appropriate aviation authority. If any lessee fails to maintain a valid registration of an aircraft, the lessee operator or, in some cases, the owner or lessor may be subject to penalties which may result in a lien being placed on the aircraft. Loss of registration could also have other adverse effects, including grounding of the aircraft and loss of insurance, which may prevent the aircraft from generating cash flow and have an adverse effect on our ability to make payments on the notes and certificates.

THE AVAILABILITY OF NEW, MORE TECHNOLOGICALLY ADVANCED AIRCRAFT MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The availability of newer, more technologically advanced aircraft could adversely affect our ability to re-lease or sell our aircraft because lessees and buyers of used aircraft tend to favor these newer, more technologically advanced models. In particular, within the last year, demand for some older narrowbody Stage 3 aircraft, which make up a significant proportion of our portfolio, has been adversely affected by the availability of new generation narrowbody Stage 3 aircraft. Although this risk is common to all aircraft lessors, it is particularly significant for us because we have a comparatively older portfolio and will need to re-lease all of our aircraft at least once before the expected final payment date of some of the certificates. We may also need to sell aircraft that are close to the end of their useful economic lives in order to meet our payment obligations on the notes and certificates. Our ability to manage these technological risks through modifications to aircraft and sales of aircraft is limited by the significant costs of modifications and by the restrictions imposed on modifications to and sale of aircraft under the indentures.

INCREASED REGULATION OF THE AIRCRAFT INDUSTRY MAY CAUSE US TO INCUR MORE EXPENSES OR MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The aircraft industry is heavily regulated and aviation authorities may adopt additional regulations in jurisdictions where our aircraft are registered or operate. In particular, governmental regulations, especially in North America and Europe, impose increasingly strict noise and emissions levels and enhanced safety requirements for aircraft, such as fire safety insulation, traffic collision avoidance systems and emergency locator transmitters. We may have to incur significant costs in order to comply with additional regulations. In addition, because our portfolio is composed of a significant number of older aircraft and we have a heavy concentration of some types of aircraft, increasingly stringent noise or emissions regulations that disproportionately affect older aircraft or particular types of aircraft, such as the recent U.S. Federal Aviation Administration ("FAA") fire safety regulations on MD-80 and MD-11 aircraft, could have a significant adverse impact on our results. We will incur significant costs in order to comply with these regulations. For example, it will cost an estimated $18 million to comply with the MD-11 and MD-80 fire safety regulations. In addition, aircraft that fail to comply with noise or emissions regulations could be prohibited from flying into some jurisdictions, which will adversely affect their values and lease rates.

RISKS RELATING TO THE LEASES AND CASH FLOWS FROM LEASE PAYMENTS

THE RENTAL PAYMENTS AND SALE PROCEEDS FROM THE AIRCRAFT MAY NOT BE ADEQUATE TO SUPPORT THE REQUIRED PAYMENTS ON THE NOTES AND CERTIFICATES.

     Our primary sources of cash flow are payments under the leases and proceeds from the sale of aircraft. This cash flow is affected by our ability to manage maintenance and other costs, collect payments under the leases and maintain a constant stream of cash flows by re-leasing aircraft upon lease expiration or termination and by selling aircraft on favorable terms. It is also dependent on factors outside our control, such as performance by the lessees and the service providers, exercise by lessees of any purchase or early termination options, and external economic factors. It is therefore possible that we may not have enough funds from these rental payments and sale proceeds to make payments on the notes and certificates.

     The appraised value of our portfolio has declined at a rate greater than that originally expected in March 1996 (when Airplanes Group was formed) and our overall cash performance has been less than expected. Continuation of these factors over a prolonged period may increase the risk that one or more of the rating agencies may decide to lower their ratings on one or more classes of the certificates.

OUR OPERATIONAL AND FINANCIAL RESTRICTIONS MAY AFFECT OUR ABILITY TO COMPETE AND MAINTAIN THE CASH FLOW TO REPAY THE NOTES AND CERTIFICATES.

     The indentures and constitutive documents of Airplanes Limited and Airplanes Trust impose restrictions on how we operate our business. These restrictions may limit our ability to compete against other lessors who are not subject to similar restrictions or who have greater financial resources than we do. For example, we are not permitted to grant concessionary rental rates to airlines in return for equity investments in the airlines. Additionally, we cannot sell aircraft at prices below a specified target price except in limited circumstances and in limited aggregate amounts, which may restrict our ability to sell aircraft to generate cash flow. For example, the current market value of our MD-11s is below the specified target price, which prevents us from selling these aircraft in compliance with the indenture requirements. See "The Aircraft, Related Leases and Collateral -- The Lessees -- Commercial Opportunities for our MD-11 Aircraft" below for more information on our MD-11 aircraft. There are also restrictions on who we can lease our aircraft to and limits on leasing to lessees in particular geographic regions. Many competing aircraft lessors do not operate under similar restrictions or have a stronger financial position or other strengths and therefore have a competitive advantage over us when negotiating leases and sales. This could adversely affect the amount and timing of payments on the notes and certificates.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT FUNDS TO REPAY THE NOTES AND CERTIFICATES IF WE CANNOT RE-LEASE AIRCRAFT QUICKLY AND ON FAVORABLE TERMS.

     We may not be able to re-lease the aircraft upon expiration or termination of the leases without incurring significant downtime. If we cannot quickly re-lease the aircraft, or if we cannot obtain favorable rates and lease terms for the aircraft, our cash flow could be negatively affected. Our ability to re-lease aircraft at acceptable lease rates and terms may suffer because of a number of factors, including:

     -  economic conditions affecting the airline industry;

     - the supply of competing aircraft and demand for particular aircraft types;

     - increased bargaining power of lessees as they join global alliances with other airlines;

     -  competition from other lessors; and

     -  restrictions on our flexibility imposed by the indentures.

     The following table shows the number and type of aircraft as of March 31, 2001 that we must re-lease during the next five years. The table assumes that
(1) no lease terminates early, (2) there are no sales of aircraft and (3) existing letters of intent will result in leases. Additional aircraft may need to be re-leased if they become available through early terminations, if letters of intent do not result in leases or if new leases are for short terms.

   AIRPLANES GROUP EXPECTED LEASE PLACEMENT REQUIREMENT AS OF MARCH 31, 2001

                                                                  YEAR ENDING DECEMBER 31,
                                                            ------------------------------------
AIRCRAFT TYPE                                               2001    2002    2003    2004    2005
-------------                                               ----    ----    ----    ----    ----
A300-B4-200.............................................     --      --      --       1       1
A300-C4-200.............................................     --       1      --      --      --
A320-200................................................     --       1       7       4      --
ATR42-300...............................................      2       2      --      --      --
B727-200A...............................................      2      --      --      --      --
B737-200A...............................................      4       4       3       2       4
B737-300................................................      2      --       2       1      --
B737-400................................................      2       9       3       2       3
B737-500................................................      3       2       1       1       1
B757-200................................................     --       1      --      --       2
B767-300ER..............................................      1      --       2      --      --
DC8-71F.................................................      2       8       6       2      --
DC8-73F.................................................     --      --      --       1      --
DC9-32..................................................     --       6      --      --      --
DC9-51..................................................      4      --      --      --      --
DHC8-100................................................      1       1       2       1      --
DHC8-300................................................      2       7       3      --       1
DHC8-300C...............................................      2      --      --      --      --
F-100...................................................     --      --       8      --      --
MD-11...................................................      1       2      --      --      --
MD-82...................................................     --      --      --       2      --
MD-83...................................................      4       2       4       8       4
MD-87...................................................     --       1      --      --      --
METRO-III...............................................      3      --      --      --      --
                                                            ---     ---     ---     ---     ---
Total...................................................     35      47      41      25      16
                                                            ===     ===     ===     ===     ===

     Our longest lease is scheduled to expire in September 2008. Therefore we will be required to re-lease all of our aircraft at least once before the expected final payment date for some of the certificates. We currently expect that the turboprop aircraft, older widebody aircraft, Stage 2 aircraft and some older Stage 3 narrowbody aircraft may prove difficult to re-lease because of the factors noted above. If we cannot on a timely basis re-lease the aircraft that are coming off lease or can only re-lease them at lower lease rates than the current lease rates, we may not have enough funds to make payments on the notes and certificates.

WE MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES, CONSENTS AND APPROVALS, AND CONSEQUENTLY OUR CASH FLOW MAY BE REDUCED.

     A number of lessees require specific licenses, consents or approvals for different aspects of the lease. These include consents from governmental or regulatory authorities to make payments under the leases and to the import, re-export or de-registration of the aircraft. If we cannot obtain the required governmental licenses, consents and approvals, if these requirements are increased by subsequent changes in applicable law or administrative practice, or if the licenses, consents or approvals are withdrawn, we may be unable to re-lease or sell our aircraft. In that case, our cash flow may be insufficient to make payments on the notes and certificates.

LESSEES MAY NOT PERFORM REQUIRED AIRCRAFT MAINTENANCE, CAUSING THE AIRCRAFT VALUES AND LEASE RATES TO DECLINE AND THEREBY REDUCING OUR CASH FLOW.

     The standard of maintenance observed by our lessees and the condition of the aircraft at the time of lease or sale may affect the aircraft values and lease rates on our aircraft. If a lessee fails to perform required or recommended maintenance on an aircraft during the term of the lease or does not comply with all applicable governmental requirements, the aircraft could be grounded and we may incur substantial costs to restore the aircraft to an acceptable maintenance condition before its re-lease or sale. Also, an increasing number of lessees with better credit no longer provide any cash maintenance reserves. If the lessees do not perform their maintenance obligations in any month, or if the maintenance costs for any month exceed the maintenance payments made by the lessees or are more than our maintenance reserves, we will have to fund these maintenance costs out of cash flow from the leases for that month. As a result, our cash flow may be volatile from month to month and we may not have enough funds left to make payments on the notes and certificates after paying significant maintenance costs, especially as the aircraft age.

OUR AIRCRAFT INSURANCE MAY NOT BE ADEQUATE TO COVER THE LOSSES OR LIABILITIES WE INCUR, REDUCING CASH OTHERWISE AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     Our lessees are required under the leases to maintain property and liability insurance covering their operation of the aircraft and to indemnify us against any damages. Although we believe that this insurance will be adequate to cover all likely claims, we cannot guarantee that losses and liabilities from one or more aviation accidents and other catastrophic events will not exceed the insurance coverage limits. If the proceeds of insurance held by the lessees or contingent policies held by us do not cover the losses or liabilities we incur, or if our lessees default in fulfilling their insurance or indemnification obligations, we may not have enough funds remaining after covering these losses or liabilities to make payments on the notes and certificates.

OUR HEDGING POLICY MAY NOT ADEQUATELY MANAGE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS, AND WE MAY NOT BE ABLE TO PURCHASE AN ADEQUATE PORTFOLIO OF SWAPTIONS TO MITIGATE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS. IN THIS CASE, THERE COULD BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASH FLOW.

     We manage our interest rate risks, including the associated lessee credit risks, through the use of swaps and swaptions which we enter into with third parties. However, our hedging policy may not adequately manage these risks. We may also have insufficient cash flow available to purchase the full requirement of swaptions. If our hedging policy does not adequately manage our interest rate risks, including the associated lessee credit risks, or we do not have sufficient cash flow to purchase the full requirement of swaptions, a mismatch between our fixed and floating rate interest obligations and fixed and floating rate lease payments may arise, which could harm our cash flow and adversely affect our ability to make payments on the notes and certificates.

WITHHOLDING TAXES MAY BE IMPOSED ON LEASE RENTALS, INCREASING OUR COSTS AND REDUCING OUR CASH FLOW.

     We have tried to structure our leases so that either withholding taxes do not apply to lease payments or, if withholding taxes do apply, the lessees are obliged to pay corresponding additional amounts so that we always receive the full lease payment. However, if withholding taxes must be paid and we cannot recover additional amounts from the lessees, we may not have sufficient funds to make payments on the notes and certificates.

RISK OF LESSEE DEFAULT

LESSEES IN WEAK FINANCIAL CONDITION COULD FAIL TO MAKE LEASE PAYMENTS, CAUSING OUR REVENUES TO FALL BELOW THE LEVEL REQUIRED TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     There is a significant risk that lessees in weak financial condition may default on their obligations under the leases. If lessees do not make rent and maintenance payments or are significantly in arrears, we may not have enough funds to make payments on the notes and certificates. The ability of each lessee to perform its obligations under its lease will depend primarily on its financial condition, which may be affected by many factors beyond its control, including competition, fare levels, passenger demand, currency exchange rates, operating costs (including fuel and labor costs), cost and availability of financing, and environmental and other governmental regulation. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the general economic conditions of the geographic regions where our lessees operate will also affect their ability to meet their lease obligations. Since the majority of our leases require lease payments in U.S. dollars, any weakness in the local currency in which a lessee operates against the U.S. dollar could also adversely affect its ability to pay us.

     Some of our current lessees are in a weak financial position and you should expect this to continue to be the case with future lessees. In particular, many of our lessees are based or operate in regions such as Asia or Latin America that from time to time experience severe economic crises. As a result, a large proportion of lessees may consistently be significantly in arrears in their rental payments or maintenance payments. The current level of defaults and lessee arrears may not be representative of future defaults and arrears, and defaults and arrears may increase as the aircraft industry experiences anticipated cyclical downturns, particularly in regions such as Asia or Latin America. See "The Aircraft, Related Leases and Collateral -- The Lessees" and "The Commercial Aircraft Industry" below for a more detailed discussion of the regional concentrations of our lessees and the economic trends of the regions that may impact their financial condition.

WE MAY NOT BE ABLE TO TERMINATE LEASES OR REPOSSESS AIRCRAFT WHEN A LESSEE DEFAULTS, CAUSING US TO INCUR UNEXPECTED REPOSSESSION COSTS THAT REDUCE OUR CASH FLOW.

     If there is an event of default under a lease, we have the right to terminate the lease and repossess the aircraft. However, it may be difficult, expensive and time-consuming for us to enforce our rights in some circumstances, especially if the lessee contests the termination or is bankrupt or under court protection. Delays resulting from proceedings to repossess an aircraft add to the period when the aircraft is not generating cash flow for us. In addition, we may incur significant costs in trying to repossess an aircraft and in performing maintenance and other work necessary to make the aircraft available for re-lease or sale, including retrieval or reconstruction of aircraft records. We may also incur swap breakage costs. Our efforts to repossess an aircraft following a lessee's default may also be limited by the laws of the local jurisdiction which may delay or prevent repossession. All of this may adversely affect our cash flow.

RISKS RELATING TO PAYMENTS ON THE CERTIFICATES

CERTIFICATEHOLDERS HAVE NO SECURITY INTEREST IN THE AIRCRAFT OR THE LEASES TO SECURE OUR REPAYMENT OF THE CERTIFICATES.

     None of the certificateholders, the trustee or the security trustee has any security interest, mortgage, charge or similar interest in any aircraft in our portfolio or in the related leases. If the trust defaults on payments to certificateholders on the certificates, neither certificateholders nor anybody acting on their behalf can sell the aircraft or exercise other remedies with respect to the aircraft or the leases to repay the principal and interest that we owe them, which they would have been able to do if they had held a security interest in the aircraft or the leases. Airplanes Limited and Airplanes Trust have, however, pledged to the security trustee, as security for the notes and their other obligations, one-third of the ordinary share capital of each of AeroUSA, Airplanes Holdings and their subsidiaries, cash balances in the accounts and investments made with our cash balances.

THE TRUST HAS LIMITED SOURCES OF INCOME FROM WHICH TO REPAY THE CERTIFICATES.

     The trust is a pass through trust. The principal assets of the trust will be the notes and guarantees, and its only sources of payment on the certificates will be payments by Airplanes Limited and Airplanes Trust on those notes and guarantees, including proceeds from any disposition of them. If Airplanes Limited and Airplanes Trust do not make payments on the notes and guarantees to the trust, the trust will have limited or no funds to make payments to certificateholders on the certificates. The certificates and notes are not guaranteed by the trustee, the security trustee, the indenture trustee, the servicer, the administrative agent, the cash manager or any of their affiliates, and certificateholders cannot look to them or anyone else to repay them if we default in payment on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE LIMITED SOURCES OF INCOME FROM WHICH TO REPAY THE NOTES AND GUARANTEES.

     The principal assets of Airplanes Limited and Airplanes Trust are shares of their direct subsidiaries and intercompany loans to their direct and indirect subsidiaries. Airplanes Limited and Airplanes Trust do not directly own any of the aircraft and are dependent on payments and distributions from their subsidiaries for their cash flow. If their subsidiaries do not make principal or interest payments to Airplanes Limited and Airplanes Trust on the intercompany loans, or if their subsidiaries do not make any distributions to them, Airplanes Limited and Airplanes Trust may not have enough funds to make payments to the trust on the notes or guarantees. Also, if withholding or other taxes are imposed on payments or distributions to Airplanes Limited and Airplanes Trust, or if other significant tax liabilities arise, Airplanes Limited and Airplanes Trust may not have enough funds to make payments to the trust. In these circumstances, the trust may not have enough funds to make payments to certificateholders on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE OTHER CLAIMS THAT RANK SENIOR OR EQUAL TO THE NOTES AND GUARANTEES.

     Administrative and lease expenses and some other specified payments in the ordinary course of business of Airplanes Limited and Airplanes Trust rank senior in priority of payment to the notes and guarantees and will be paid out of our available funds before payments are made on the notes and guarantees and passed through to certificateholders. Airplanes Limited has also guaranteed a significant number of its subsidiaries' obligations to lessees. Payments on these guarantees will be treated as lease expenses and will rank ahead of other payment obligations of Airplanes Limited.

CLAIMS ON OUR SUBSIDIARIES ARE EFFECTIVELY SENIOR TO THE CLAIMS OF CERTIFICATEHOLDERS ON AIRPLANES LIMITED AND AIRPLANES TRUST, AND OUR SUBSIDIARIES MAY HAVE MATERIAL CONTINGENT LIABILITIES UNKNOWN TO US.

     Any claims on the subsidiaries of Airplanes Limited and Airplanes Trust are effectively senior to the notes and guarantees because the subsidiaries would generally have to make payments on those claims before making payments or distributions to Airplanes Limited and Airplanes Trust. These claims include any payment obligations to lessees and other contingent liabilities, such as liabilities to third parties from operating and leasing the aircraft. There may also be liabilities of this type that arose before we acquired our subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 of which we are not aware. If the subsidiaries are called upon to pay any of these contingent liabilities, we may not have enough funds to make payments to certificateholders.

THE NOTES AND CERTIFICATES ARE SUBJECT TO EARLY REFINANCING OR REDEMPTION WHICH MAY REDUCE THE YIELD ON CERTIFICATEHOLDERS' INVESTMENT IN THE CERTIFICATES.

     The notes, and the corresponding certificates, may be refinanced or redeemed at the applicable redemption price at our option on any payment date. They may also be redeemed at par upon the occurrence of specified adverse tax events affecting Airplanes Group. Available funds from the sale of aircraft and other available collections will also be used to repay the certificates under the priority of payments provided in the indentures. If any refinancing or early redemption of the certificates occurs, the yield on certificateholders' investment in the certificates could be adversely affected.

THERE IS NO PUBLIC MARKET FOR THE CERTIFICATES.

     We expect the certificates to have a limited trading market which may harm certificateholders' ability to sell them or depress the price at which certificateholders sell them. The certificates will be listed only on the Luxembourg Stock Exchange. No one has an obligation to make a market in the certificates. We do not intend to seek approval for quotation through any automated quotation system. Future trading prices for the certificates will depend on many factors, including general economic conditions, our financial condition, performance and prospects and the market's then current perception of the commercial aircraft industry and the operating lease business generally.

RISKS RELATING TO TAX

OWNING THE CERTIFICATES MAY HAVE TAX CONSEQUENCES FOR CERTIFICATEHOLDERS AND MAY REDUCE CERTIFICATEHOLDERS' INCOME.

     Ownership of the certificates may subject certificateholders to withholding of income taxes in the United States, Jersey or other jurisdictions in which Airplanes Group, its aircraft-owning and aircraft-leasing subsidiaries and the lessees are organized, reside or operate. The tax consequences of the purchase of the certificates depend to some extent upon certificateholders' individual circumstances.

PRE-1998 AEROUSA LOSSES MAY NOT BE AVAILABLE TO OFFSET FUTURE TAXABLE INCOME OF AEROUSA, AS A RESULT OF WHICH AEROUSA MAY HAVE TO PAY ADDITIONAL U.S. FEDERAL INCOME TAX AND HAVE LESS CASH FLOW TO PAY AIRPLANES TRUST WHICH WILL HAVE LESS CASH TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     AeroUSA had net operating loss carryforwards for U.S. federal income tax purposes when GE Capital acquired all of the class E notes on November 20, 1998. As a result of that acquisition, AeroUSA's pre-1998 net operating loss carryforwards may only be utilized to offset up to $452,000 of taxable income per year and possibly to offset certain "built in" gains (which existed at the time of the acquisition) on aircraft sold prior to November 20, 2003. To the extent that the pre-1998 net operating loss carryforwards are not available to offset taxable income of AeroUSA in future years, AeroUSA will be required to pay additional U.S. federal income tax which will reduce the amount available to pay to Airplanes Trust and which will have a negative impact on the cash flow of Airplanes Trust available to make payments on the notes and certificates.

AEROUSA MAY INCUR ADDITIONAL TAX LIABILITIES AS A RESULT OF FILING CONSOLIDATED TAX RETURNS WITH GENERAL ELECTRIC COMPANY ("GE") OR DEBIS AIRFINANCE, INC. THERE WILL BE A NEGATIVE IMPACT ON THE CASH FLOW OF AIRPLANES GROUP IF AEROUSA INCURS ANY SUCH LIABILITIES.

     AeroUSA and its wholly owned subsidiary, AeroUSA 3 Inc. (together, the "AEROUSA GROUP"), filed U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. (now known as debis AirFinance, Inc.) and its subsidiaries (together, the "DEBIS AIRFINANCE U.S. TAX GROUP") through November 20, 1998. Since November 20, 1998, the AeroUSA group has filed U.S. federal consolidated tax returns and certain state and local tax returns with GE and its subsidiaries (together, the "GE U.S. TAX GROUP"). As members of the consolidated tax groups, the AeroUSA group is jointly and severally liable for the applicable U.S. federal or state and local tax liabilities of the debis AirFinance U.S. tax group for the period through November 20, 1998 and of the GE U.S. tax group for the period since November 20, 1998. There are ongoing U.S. federal, state and local tax audits with respect to taxes previously reported by the debis AirFinance U.S. tax group.

     GE, AeroUSA and Airplanes Trust have entered into a tax sharing agreement pursuant to which GE has agreed to indemnify members of the AeroUSA group against any U.S. federal, state or local tax liabilities of any member of the GE U.S. tax group (other than an AeroUSA group member) which are imposed on the AeroUSA group that are related to any tax period or portion of a tax period beginning after November 20, 1998 and are tax liabilities that the AeroUSA group would not have incurred if they were not members of the GE U.S. tax group. Furthermore, under this tax sharing agreement, (1) AeroUSA has agreed to pay GE (in cash if a payment is then due by the GE U.S. tax group to a tax authority, otherwise in the form of subordinated non-interest bearing notes) its share of tax liabilities based on the amount of tax liabilities that the AeroUSA group would have incurred if it were not included in the GE U.S. tax group and (2) GE has agreed to pay AeroUSA, at the time such tax savings are realized, an amount equal to any tax savings by any member of the GE U.S. tax group (other than a member of the AeroUSA group) for any tax period after November 20, 1998 as a result of any tax asset generated by the AeroUSA group. Similar provisions contained in a tax sharing agreement between GPA Group (now known as debis AirFinance Ireland), GPA, Inc. (now known as debis AirFinance, Inc.), AeroUSA and Airplanes Trust which terminated on November 20, 1998 remain applicable in respect of tax periods ending on or before November 20, 1998.

     The receipt by Airplanes Trust or AeroUSA of any amounts from GE, debis AirFinance Ireland or debis AirFinance, Inc., as applicable, pursuant to the tax sharing agreements will depend upon the financial condition and liquidity of GE, debis AirFinance Ireland or debis AirFinance, Inc., as applicable, at the time any claim is made. To the extent any tax claims are successfully made against the AeroUSA group and those amounts are not indemnified by GE, debis AirFinance Ireland or debis AirFinance, Inc. under the relevant tax sharing agreements, those claims will have a negative impact on the cash flow available to Airplanes Group to make payments on the notes and certificates. In addition, because the notes and certificates are not secured directly or indirectly by the aircraft or the leases, substantially all of the assets of the AeroUSA group, including the aircraft, would be available for attachment and satisfaction of any of those claims.

AIRPLANES LIMITED, AIRPLANES HOLDINGS AND AIRPLANES HOLDINGS' NON-U.S. SUBSIDIARIES MAY BE SUBJECT TO U.S. FEDERAL INCOME TAX AS A RESULT OF ACTIONS OF THE SERVICER OR ADMINISTRATIVE AGENT OR, IN THE CASE OF AIRPLANES HOLDINGS AND ITS IRISH TAX RESIDENT AIRCRAFT OWNING SUBSIDIARIES, BECAUSE THEY MAY NOT BENEFIT FROM THE U.S.-IRISH TAX TREATY, WHICH WOULD NEGATIVELY AFFECT THEIR CASH FLOW.

     Whether Airplanes Limited, Airplanes Holdings and Airplanes Holdings' non-U.S. subsidiaries will be subject to U.S. federal income tax may depend on the manner in which the activities of the servicer and administrative agent are performed, and in the case of Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries, will depend on qualification for the benefits of the income tax treaty between the United States and Ireland (the "TREATY").

     Prior to GE Capital's acquisition of the class E notes, Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries qualified for treaty benefits by virtue of a ruling obtained by AerFi Group (now known as debis AirFinance Ireland) from the U.S. competent authority, which applied to AerFi Group and its qualified affiliates. Following the acquisition of the class E notes by GE Capital, Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries are no longer affiliates of AerFi Group. Accordingly, the AerFi Group ruling no longer applies to Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries. Airplanes Holdings has applied for its own competent authority ruling on similar grounds to those on which the AerFi Group ruling was based. However, there can be no assurance that such a ruling will be granted to Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries, or even if the ruling is obtained, that the activities of the servicer or the administrative agent will not subject Airplanes Limited, Airplanes Holdings and Airplanes Holdings' non-U.S. subsidiaries to U.S. federal income tax on some or all of their income.

     In the event that Airplanes Limited, Airplanes Holdings or Airplanes Holdings' non-U.S. subsidiaries are subject to U.S. federal income tax on some or all of their income, the cash flow available to make payments on the notes and certificates would be reduced.

THE OPERATIONS OF AIRPLANES LIMITED, AIRPLANES TRUST AND AEROUSA MAY BECOME SUBJECT TO IRISH CORPORATE TAXES WHICH WOULD REDUCE THEIR CASH FLOWS.

     Airplanes Limited, Airplanes Trust and AeroUSA do not intend to be treated as doing business in Ireland and, therefore, do not expect to be subject to Irish corporate tax. However, if their operations differ from those intended, they could become subject to Irish taxes.

WE WILL NOT PAY ANY ADDITIONAL AMOUNTS TO MAKE UP FOR ANY WITHHOLDING TAX THAT MAY APPLY AND REDUCE THE AMOUNTS CERTIFICATEHOLDERS RECEIVE.

     We will not make any additional payments to certificateholders for any withholding or deduction required by applicable law on payments on either the notes or the certificates. We will use reasonable efforts to avoid the application of withholding taxes or other deductions. If withholding taxes cannot be avoided, however, we may redeem the notes and certificates. If we do not redeem them, we will reduce the net amount of interest that is passed through to certificateholders by the amount of any withholding or deduction.

WE MAY LOSE IRISH CORPORATE TAX BENEFITS WHICH WOULD REDUCE OUR CASH FLOW AND IMPAIR OUR ABILITY TO REPAY THE NOTES AND CERTIFICATES.

     Airplanes Limited owns 95% of the capital stock of Airplanes Holdings and GECAS owns the remaining 5%. The 5% shareholding by GECAS is intended to entitle Airplanes Holdings and some of its Irish tax-resident subsidiaries to continue to be eligible for a reduced rate of corporate tax and other corporate tax benefits for Shannon, Ireland certified companies, including a preferential 10% corporate tax rate. If GECAS reduces or relocates its operations for any reason so that it fails to maintain, among other things, specified employment levels in Ireland, or if GECAS resigns or its appointment is terminated in accordance with the terms of the servicing agreement, then Airplanes Holdings and those other companies (a) may become subject to Irish corporate taxation at general Irish statutory rates, which are currently 20% for trading income, and are expected to fall to 16% for 2002 and 12.5% for 2003 and subsequent years, and (b) may lose the ability to deduct interest payments to Airplanes Limited from their income in calculating their liability to Irish tax. The loss of these tax benefits would likely have a materially adverse effect on Airplanes Limited's ability to make payments on its notes and guarantees.

     Upon the scheduled termination of the preferential 10% tax rate on December 31, 2005, Airplanes Holdings and its Irish tax resident subsidiaries will become subject to Irish corporate tax on their net trading income, which would include leasing income, at a 12.5% tax rate as provided for in the Irish Finance Act of 1999. There can be no assurance that this tax rate will not be changed in the future.

RISKS RELATING TO BANKRUPTCY

OUR ASSETS MAY BE CONSOLIDATED WITH THOSE OF DEBIS AIRFINANCE IRELAND OR ITS SUBSIDIARIES IF THEY BECOME BANKRUPT OR INSOLVENT, LEAVING FEWER ASSETS AVAILABLE TO REPAY THE CERTIFICATES.

     We have taken steps to structure Airplanes Group and our transactions, especially the 1996 transaction whereby we acquired our portfolio of aircraft from GPA Group (now known as debis AirFinance Ireland), to ensure that our assets would not be consolidated with the assets of debis AirFinance Ireland and would not become available to debis AirFinance Ireland's creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. If debis AirFinance Ireland or any of its subsidiaries becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from debis AirFinance Ireland's assets or that debis AirFinance Ireland's transfer of aircraft to us in 1996 was improper. As a result, the aircraft and our other assets could become available to repay debis AirFinance Ireland's creditors and we could lose all of our rights in the aircraft and our other assets. If that happens, we may not have sufficient funds left to repay the certificates.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

OVERVIEW

     As of March 31, 2001, our portfolio comprised a total of 193 aircraft, of which 187 aircraft were on lease to 64 lessees in 34 countries and 6 aircraft were off-lease. At March 31, 2001, one of these off-lease aircraft was subject to a lease agreement and one was subject to a letter of intent for lease. This letter of intent subsequently expired and the aircraft became subject to a letter of intent for lease to a new lessee. As of the date of this Form 10-K, two of the unplaced off-lease aircraft had became subject to letters of intent for sale. The remaining four unplaced aircraft represented 1.34% of our portfolio by appraised value as of January 31, 2001. As of March 31, 2001, the weighted average remaining contracted lease term of our portfolio (by appraised value as of January 31, 2001 and without giving effect to purchase options or extension options) was 28 months. Our longest lease is scheduled to expire in September 2008. Therefore we will be required to re-lease all of our aircraft at least once before the expected final payment date for some of the certificates. See "Risk Factors -- Risks Relating to the Leases and Cash Flows for Lease Payments" for a description of the risks certificateholders could face if any aircraft is not re-leased.

APPRAISALS

     Under the indentures, we are required, at least once each year and in any case no later than March 1 of each year, to deliver to the indenture trustee appraisals of the value of each of the aircraft in our portfolio from at least three independent appraisers. This value (the "APPRAISED VALUE") for each aircraft is the value for that aircraft at normal utilization rates in an open, unrestricted and stable market, adjusted to take account of the reported maintenance standard of that aircraft, except for the aircraft that are subject to finance leases, which are valued at their lease receivable book values. The appraisals are not based on physical inspection of the aircraft and do not take into account the value of the leases, maintenance reserves or security deposits.

     For the appraisals as of January 31, 2001, we obtained independent appraisals from three independent appraisers and calculated the appraised value of each aircraft by taking the average of the three appraisals. On this basis, the average appraised value for our portfolio of 193 aircraft was approximately $3,135.4 million as of January 31, 2001, as compared to $3,310.1 million for the same 193 aircraft based on appraisals as of February 18, 2000. The reduction in value represents utilization for the period.

     The appraised value of each aircraft in our portfolio by each of the three independent appraisers as of January 31, 2001 can be found in "Airplane Group Portfolio Analysis" below. The aggregate appraised values calculated by each of the three independent appraisers for our portfolio, calculated by adding up the appraised value by that appraiser of each aircraft in our portfolio, are as follows:

                                                                      AGGREGATE
                                                                   APPRAISED VALUE
APPRAISER                                                       AS OF JANUARY 31, 2001
---------                                                       ----------------------
                                                                    (IN MILLIONS)
Airclaims Limited...........................................           $2,933.5
Aircraft Information Services, Inc..........................            3,195.9
BK Associates, Inc..........................................            3,276.7
Average of three appraisers.................................           $3,135.4

     You should not rely on the appraised value as a measure of the realizable value of any aircraft. See "Risk Factors -- Risks Relating to the Aircraft" for a discussion of the risks associated with the appraised value.

PORTFOLIO INFORMATION

     The tables set forth below summarize important information about our portfolio. For a more detailed analysis of the aircraft, see "--Airplanes Group Portfolio Analysis" below.

     As of March 31, 2001, 95.02% of the aircraft in our portfolio by appraised value as of January 31, 2001 held or were capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations (assuming for this purpose that turboprop aircraft are Stage 3 aircraft). We refer to this as being "STAGE 3" compliant and call these aircraft "STAGE 3 AIRCRAFT."

     The remaining 4.98% of the aircraft by appraised value as of January 31, 2001 held or were capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations but do not comply with the requirements for a Stage 3 aircraft. We refer to this as being "STAGE 2" compliant and call these aircraft "STAGE 2 AIRCRAFT." Most jurisdictions have adopted these U.S. classifications, which consider Stage 2 aircraft that have been hushkitted to be Stage 3 aircraft. For purposes of the table below, Stage 2 aircraft that have been hushkitted are considered to be Stage 3 aircraft and referred to as "STAGE 3HK."

     The following table lists the aircraft by type and number as of March 31, 2001 and the percentage of our portfolio they represent by appraised value as of January 31, 2001. For the purpose of this table, turboprop aircraft are considered to be Stage 3 aircraft.

                                                                                      % OF PORTFOLIO BY
                                                                                      APPRAISED VALUE AS
                                                     NUMBER OF                          OF JANUARY 31,
MANUFACTURER                      TYPE OF AIRCRAFT   AIRCRAFT    BODY TYPE    STAGE          2001
------------                      ----------------   ---------   ----------   -----   ------------------
Boeing (46.68%).................  B727-200A               2      Narrowbody      2            0.23%
                                   B737-200A             16      Narrowbody      2            2.58
                                   B737-200A              6      Narrowbody    3hk            0.79
                                   B737-300               8      Narrowbody      3            5.07
                                   B737-300QC             2      Narrowbody      3            1.14
                                   B737-400              22      Narrowbody      3           16.82
                                   B737-500              11      Narrowbody      3            6.97
                                   B747-200SF             1      Freighter       3            0.96
                                   B757-200               3      Narrowbody      3            3.53
                                   B767-200ER             1      Widebody        3            1.37
                                   B767-300ER             4      Widebody        3            7.23
McDonnell Douglas (30.52%)......  DC8-71F                18      Freighter       3            7.64
                                   DC8-73CF               1      Freighter       3            0.54
                                   DC9-32                 6      Narrowbody      2            0.71
                                   DC9-51                 4      Narrowbody      2            0.43
                                   MD-11                  3      Widebody        3            5.94
                                   MD-82                  2      Narrowbody      3            1.06
                                   MD-83                 23      Narrowbody      3           13.82
                                   MD-87                  1      Narrowbody      3            0.39
Airbus (11.45%).................  A300-B4-200             2      Widebody        2            0.57
                                   A300-C4-200            1      Widebody        2            0.47
                                   A320-200              12      Narrowbody      3           10.41
Fokker (6.15%)..................  F-100                  16      Narrowbody      3            6.15
De Havilland of Canada            DHC8-100                6      Turboprop       3            0.98
  (4.43%).......................   DHC8-300              13      Turboprop       3            3.00
                                   DHC8-300C              2      Turboprop       3            0.45
ATR (0.68%).....................  ATR42-300               4      Turboprop       3            0.68
Fairchild (0.09%)...............  METRO-III               3      Turboprop       3            0.07
                                                        ---                                 ------
  Total.........................                        193                                100.00%
                                                        ===                                 ======

     The following table sets forth the exposure of our portfolio by lessee as of March 31, 2001 according to the number of aircraft and the appraised value as of January 31, 2001.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
LESSEE(1)                                                       AIRCRAFT            2001
---------                                                       ---------    ------------------
Air Canada Capital Limited..................................        11               8.95%
Viacao Aerea Rio-Grandense S.A. (VARIG).....................         3               5.94
Turk Hava Yollari A.O. (THY Turkish Airlines)...............         7               5.28
Aerovias Nacionales de Colombia S.A. (AVIANCA)..............         6               5.08
BAX Global Inc..............................................        10               4.24
Airtours International Airways Limited......................         4               3.54
Spanair S.A. ...............................................         6               3.50
Compania Mexicana de Aviacion, S.A. de C.V. (MEXICANA)......         9               3.23
Rio-Sul Servicos Aereos Regionais S.A. .....................         5               3.23
TAM Transportes Aereos Meridionais S.A. ....................         8               3.04
China Southern Airlines Company Limited.....................         4               2.47
Malev Hungarian Airlines plc................................         3               2.41
Trans World Airlines Inc. (TWA)(4)..........................         2               2.39
Lan Chile Airlines..........................................         4               2.34
Compania Hispano Irlandesa de Aviacion S.A. (FUTURA)........         3               2.26
Philippine Airlines Inc. (PAL)..............................         3               2.17
Aerovias de Mexico, S.A. de C.V. (AEROMEXICO)...............         9               2.15
Meridiana SpA...............................................         3               1.89
Compagnie Nationale Air France (AIR FRANCE).................         2               1.72
Schreiner Airways B.V. .....................................         7               1.58
Air Espana S.A. (AIR EUROPA)................................         2               1.54
Air One SpA.................................................         2               1.44
Pegasus Hava Tasimaciligi A.S. .............................         2               1.42
Asiana Airlines Inc. .......................................         2               1.40
Emery Worldwide Airlines, Inc. .............................         3               1.40
American Airlines Inc.(4)...................................         2               1.28
Aircraft International Leasing Limited (A.I.L.L.)(2)........         3               1.27
Transportes Aereos Mercantiles Pan Americanos S.A.
  (TAMPA)...................................................         3               1.27
China Xinjiang Airlines.....................................         1               1.20
America West Airlines Inc. .................................         2               1.14
Eurofly SpA.................................................         2               1.09
Other (33 lessees)..........................................        54              16.27
Off-lease(3)................................................         6               1.85
                                                                   ---             ------
  Total.....................................................       193             100.00%
                                                                   ===             ======

---------------

(1)  Total number of lessees = 64

(2)  A.I.L.L. is an indirect 100% subsidiary of Lan Chile.

(3) As of March 31, 2001, one of the six off-lease aircraft was subject to a lease agreement with a new lessee and one was subject to a letter of intent for lease to an existing lessee. This letter of intent subsequently expired and the aircraft became subject to a letter of intent for lease to a new lessee. As of the date of this Form 10-K, two of the unplaced off-lease aircraft had become subject to letters of intent for sale.

(4) On April 9, 2001, American Airlines assumed the leases in respect of the two aircraft previously leased by TWA, subject to certain amendments. See " -- North America."

     The following table sets forth the exposure of our portfolio by country of domicile of lessees as of March 31, 2001 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2001.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
COUNTRY(1)                                                      AIRCRAFT            2001
----------                                                      ---------    ------------------
United States of America....................................        29              13.06%
Brazil......................................................        16              12.20
Canada......................................................        11               8.95
Spain.......................................................        11               7.29
Turkey......................................................        10               7.17
Colombia....................................................        10               6.55
Mexico......................................................        18               5.39
Italy.......................................................         7               4.43
United Kingdom..............................................         8               4.33
China.......................................................         5               3.66
Chile.......................................................         7               3.61
Indonesia...................................................         9               2.63
Hungary.....................................................         3               2.41
France......................................................         3               2.37
Netherlands.................................................         7               1.58
South Korea.................................................         2               1.40
Philippines.................................................         3               2.17
Tunisia.....................................................         2               1.26
Sweden......................................................         1               1.18
Other (15 countries)........................................        25               6.51
Off-lease...................................................         6               1.85
                                                                   ---             ------
  Total.....................................................       193             100.00%
                                                                   ===             ======

---------------

(1)  Total number of countries = 34

(2) As of March 31, 2001, one of the six off-lease aircraft was subject to a lease agreement with a lessee in the United Kingdom and one was subject to a letter of intent for lease to a lessee in the Netherlands. This letter of intent subsequently expired and the aircraft became subject to a letter of intent to lease to a new lessee in the Bahamas. As of the date of this Form 10-K, two of the unplaced off-lease aircraft had become subject to letters of intent for sale.

     The following table sets forth the exposure of our portfolio by regions in which lessees are domiciled as of March 31, 2001 according to the number of aircraft and the appraised value of our portfolio as of January 31, 2001.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
REGION(1)                                                       AIRCRAFT            2001
---------                                                       ---------    ------------------
Europe (excluding CIS Countries)............................        54              32.51%
Latin America...............................................        61              29.81
North America...............................................        40              22.01
Asia & Far East.............................................        23              11.73
Africa......................................................         2               1.26
Other (including CIS Countries).............................         3               0.54
Australia & New Zealand.....................................         4               0.29
Off-Lease(1)................................................         6               1.85
                                                                   ---             ------
  Total.....................................................       193             100.00%
                                                                   ===             ======

---------------

(1) As of March 31, 2001, one of the six off-lease aircraft was subject to a lease agreement with a lessee in Europe and one was subject to a letter of intent for lease to a lessee in Europe. This letter of intent subsequently expired and the aircraft became subject to a letter of intent to lease to a new lessee in Latin America. As of the date of this Form 10-K, two of the unplaced off-lease aircraft had become subject to letters of intent for sale.

     The following table sets forth the exposure of the portfolio by year of aircraft manufacture or conversion to freighter as of March 31, 2001 according to the number of aircraft and the appraised value of the aircraft as of January 31, 2001. See note 4 to "Airplanes Group Portfolio Analysis" below for the original manufacture dates for the aircraft that were converted into freighters.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
YEAR OF MANUFACTURER/FREIGHTER CONVERSION                       AIRCRAFT            2001
-----------------------------------------                       ---------    ------------------
1988........................................................        15               5.37%
1989........................................................         9               4.66
1990........................................................        19              10.08
1991........................................................        43              23.65
1992........................................................        53              41.10
1993........................................................         7               3.30
Other.......................................................        47              11.84
                                                                   ---             ------
  Total.....................................................       193             100.00%
                                                                   ===             ======

     The following table sets forth the exposure of the portfolio by seat category as of March 31, 2001 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2001.

                                                                                 % OF PORTFOLIO BY
                                                                                 APPRAISED VALUE AS
                                                                    NUMBER OF      OF JANUARY 31,
SEAT CATEGORY    AIRCRAFT TYPES                                     AIRCRAFT            2001
-------------    -----------------------------------------------    ---------    ------------------
Less than 51     DHC8, METRO-III, ATR42.........................        28               5.21%
91-120           B737-200, B737-500, DC9-32/51, MD-87, F-100....        60              18.02
121-170          B727-200, B737-300/300QC/400, MD-82/83,
                 A320-200.......................................        71              48.54
171-240          B757-200, B767-200ER...........................         4               4.90
241-350          B767-300ER, MD-11, A300........................        10              14.20
Freighter        B747-200SF, DC8-71F/73CF.......................        20               9.13
                                                                       ---             ------
                                                                       193             100.00%
                                                                       ===             ======

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                                              DATE OF
                                                                                                            MANUFACTURE/
REGION        COUNTRY        LESSEE                          TYPE           ENGINE        MSN     NOTES      CONVERSION
------        -------        ------                       -----------   --------------   -----   --------   ------------
AFRICA......  Tunisia        Nouvelair Tunisie            MD-83         JT8D-219         49672              1-Jul-88
              Tunisia        Societe des Lignes
                             Aeriennes Interieures
                             (Tuninter) S.A.              B737-300      CFM56-3C1        24905               1-Feb-91
ASIA & FAR
EAST........  Bangladesh     GMG Airlines Limited         DHC8-300      PW123              307              1-Dec-91
              China          China Southern               B737-500      CFM56-3C1        24897               26-Feb-91
              China          China Southern               B737-500      CFM56-3C1        25182               3-Feb-92
              China          China Southern               B737-500      CFM56-3C1        25183               14-Feb-92
              China          China Southern               B737-500      CFM56-3C1        25188               12-Mar-92
              China          China Xinjiang               B757-200      RB211-535E4-37   26156               25-Nov-92
              Indonesia      PT Garuda Indonesia          B737-400      CFM56-3C1        24683               7-Aug-90
              Indonesia      PT Garuda Indenosia          B737-400      CFM56-3C1        24691               9-Aug-90
              Indonesia      Merpati Nusantara Airlines   B737-200A     JT8D-15          22368        (1)    1-Sep-80
              Indonesia      Merpati Nusantara Airlines   B737-200A     JT8D-15          22369               1-Sep-80
              Indonesia      PT Mandala Airlines          B737-200A     JT8D-17          21685               1-Jan-79
              Indonesia      PT Mandala Airlines          B737-200A     JT8D-15          22278               19-Mar-80
              Indonesia      PT Mandala Airlines          B737-200A     JT8D-17A         22803               14-Feb-83
              Indonesia      PT Mandala Airlines          B737-200A     JT8D-17A         22804               1-Feb-83
              Indonesia      PT Mandala Airlines          B737-200A     JT8D-17A         23023               30-Mar-83
              Malaysia       Air Asia Sdn. Bhd            B737-300      CFM56-3C1        24907               1-Mar-91
              Pakistan       Pakistan International
                             Airlines Corporation         A300-B4-200   CF6-50C2           269               11-Aug-83
              Philippines    Philippine Airlines Inc.     B737-300      CFM56-3B1        24770               1-Oct-90
              Philippines    Philippine Airlines Inc.     B737-400      CFM56-3C1        24684               1-Apr-90
              Philippines    Philippine Airlines Inc.     B737-400      CFM56-3C1        26081               10-Mar-93
              South Korea    Asiana Airlines Inc.         B737-400      CFM56-3C1        24493               14-Jul-89
              South Korea    Asiana Airlines Inc.         B737-400      CFM56-3C1        24520               21-Dec-89
              Taiwan         Far Eastern Air Transport
                             Corporation                  MD-83         JT8D-219         49950               1-Nov-91
AUSTRALIA &
NEW
ZEALAND.....  Australia      National Jet Systems Pty.
                             Limited                      DHC8-100      PW121              229               1-Sep-90
              New Zealand    New Zealand International
                             Airlines Limited             METRO-III     TPE331-11          705               1-Aug-88
              New Zealand    New Zealand International
                             Airlines Limited             METRO-III     TPE331-11          711               1-Mar-88
              New Zealand    New Zealand International
                             Airlines Limited             METRO-III     TPE331-11          712               1-Jun-88
EUROPE......  Czech
              Republic       Travel Servis a.s.           B737-400      CFM56-3C1        24911              1-Apr-91
              France         Air France                   A320-200      CFM56-5A3          203               1-Sep-91
              France         Air France                   A320-200      CFM56-5A3          220               1-Sep-91
              France         Air Liberte S.A.             MD-83         JT8D-219         49943               1-Jul-91
              Hungary        Malev                        B737-400      CFM56-3C1        25190               7-Apr-92

                   APPRAISED VALUE AS OF JANUARY 31, 2001
              -------------------------------------------------
                               (IN THOUSANDS)                     % OF PORTFOLIO
                                                                   BY APPRAISED
                                                                   VALUES AS OF
REGION        AIRCLAIMS       AISI      BK ASSOC.     AVERAGE       31-JAN-01
------        ----------   ----------   ----------   ----------   --------------
AFRICA......  $   15,260   $   18,560   $   19,100   $   17,640         0.56%

                  20,460       22,690       22,850       22,000         0.70
ASIA & FAR
EAST........       7,080        6,740        7,600        7,140         0.23
                  20,190       19,260       18,700       19,383         0.62
                  18,410       18,990       18,150       18,517         0.59
                  20,910       20,220       20,500       20,543         0.66
                  19,300       18,820       18,500       18,873         0.60
                  33,940       39,560       39,050       37,517         1.20
                  20,980       23,730       24,350       23,020         0.73
                  21,040       24,130       24,500       23,223         0.74
                   4,200        4,240        6,200        4,880         0.16
                   4,240        4,110        6,200        4,850         0.15
                   3,950        4,740        5,000        4,563         0.15
                   4,690        5,130        6,950        5,590         0.18
                   3,260        5,460        6,000        4,907         0.16
                   4,910        6,320        7,000        6,077         0.19
                   3,610        5,120        7,100        5,277         0.17
                  21,030       21,910       22,850       21,930         0.70

                   6,390        8,140       12,350        8,960         0.29
                  18,930       20,880       19,000       19,603         0.63
                  21,320       23,660       23,500       22,827         0.73
                  23,560       25,910       27,200       25,557         0.82
                  20,800       22,740       22,150       21,897         0.70
                  21,170       22,630       22,350       22,050         0.70

                  18,110       20,640       23,250       20,667         0.66
AUSTRALIA &
NEW
ZEALAND.....
                   5,260        5,110        7,750        6,040         0.19

                     420          950        1,550          973         0.03

                     500          940        1,550          997         0.03

                     460          940        1,550          983         0.03
EUROPE......
                  22,570       25,080       24,000       23,883         0.76
                  26,320       26,920       28,200       27,147         0.87
                  26,820       26,300       27,100       26,740         0.85
                  18,600       20,650       22,300       20,517         0.65
                  21,850       24,910       25,100       23,953         0.76

AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)

                                                                                                              DATE OF
                                                                                                            MANUFACTURE/
REGION        COUNTRY        LESSEE                          TYPE           ENGINE        MSN     NOTES      CONVERSION
------        -------        ------                       -----------   --------------   -----   --------   ------------
EUROPE......  Hungary        Malev                        B737-400      CFM56-3C1        26069              2-Nov-92
(CONTINUED)   Hungary        Malev                        B737-400      CFM56-3C1        26071               13-Nov-92
              Italy          Air One SpA                  B737-300      CFM56-3C1        25179               12-Feb-92
              Italy          Air One SpA                  B737-300      CFM56-3C1        25187               14-Mar-92
              Italy          Eurofly SpA                  MD-83         JT8D-219         49390               1-Apr-86
              Italy          Eurofly SpA                  MD-83         JT8D-219         49631               14-Jun-89
              Italy          Meridiana SpA                MD-83         JT8D-219         49792               1-Nov-89
              Italy          Meridiana SpA                MD-83         JT8D-219         49935               26-Sep-90
              Italy          Meridiana SpA                MD-83         JT8D-219         49951               25-Aug-91
              Macedonia      Interimpex-Avioimpex A.D.    MD-83         JT8D-219         49442               29-Apr-87
              Netherlands    Schreiner Airways            DHC8-300      PW123              232               20-Oct-90
              Netherlands    Schreiner Airways            DHC8-300      PW123              244               1-Dec-90
              Netherlands    Schreiner Airways            DHC8-300      PW123              266               20-Mar-91
              Netherlands    Schreiner Airways            DHC8-300      PW123              276               13-May-91
              Netherlands    Schreiner Airways            DHC8-300      PW123              283               1-Sep-91
              Netherlands    Schreiner Airways            DHC8-300      PW123              298               1-Apr-92
              Netherlands    Schreiner Airways            DHC8-300      PW123              300               1-Apr-92
              Norway         Wideroe's Flyveselskap a/s   DHC8-300      PW123              293               1-Oct-91
              Norway         Wideroe's Flyveselskap a/s   DHC8-300      PW123              342               1-Dec-92
              Spain          Air Europa                   B737-400      CFM56-3C1        24906               24-Feb-91
              Spain          Air Europa                   B737-400      CFM56-3C1        24912               14-Jun-91
              Spain          Futura                       B737-400      CFM56-3C1        24689               3-Jul-90
              Spain          Futura                       B737-400      CFM56-3C1        24690               1-Jul-90
              Spain          Futura                       B737-400      CFM56-3C1        25180               21-Jan-92
              Spain          Spanair                      MD-83         JT8D-219         49620               1-Jul-88
              Spain          Spanair                      MD-83         JT8D-219         49624               1-Aug-88
              Spain          Spanair                      MD-83         JT8D-219         49626               22-Oct-88
              Spain          Spanair                      MD-83         JT8D-219         49709               1-Dec-88
              Spain          Spanair                      MD-83         JT8D-219         49936               6-Oct-90
              Spain          Spanair                      MD-83         JT8D-219         49938               1-Dec-90
              Sweden         Transwede Leisure AB         B757-200      RB211-535E4-37   26151               23-Jul-92
              Turkey         MNG Havayollari
                             Ve Tasimaciligi A.S.
                             (MNG Airlines Cargo)         A300C4-200    CF6-50C2            83               1-May-79
              Turkey         Pegasus                      B737-400      CFM56-3C1        24345               1-Jun-89
              Turkey         Pegasus                      B737-400      CFM56-3C1        24687               25-May-90
              Turkey         Turk Hava Yollari            B737-400      CFM56-3C1        24917               24-Jun-91
              Turkey         Turk Hava Yollari            B737-400      CFM56-3C1        25181               3-Feb-92
              Turkey         Turk Hava Yollari            B737-400      CFM56-3C1        25184               2-Mar-92
              Turkey         Turk Hava Yollari            B737-400      CFM56-3C1        25261               9-Apr-92
              Turkey         Turk Hava Yollari            B737-400      CFM56-3C1        26065               1-May-92

AIRPLANES GR  AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)
                   APPRAISED VALUE AS OF JANUARY 31, 2001
              -------------------------------------------------
                               (IN THOUSANDS)                     % OF PORTFOLIO
                                                                   BY APPRAISED
                                                                   VALUES AS OF
REGION        AIRCLAIMS       AISI      BK ASSOC.     AVERAGE       31-JAN-01
------        ----------   ----------   ----------   ----------   --------------
EUROPE......  $   23,240   $   26,300   $   27,750   $   25,763         0.82%
(CONTINUED)       23,640       26,300       27,750       25,897         0.83
                  21,430       22,560       23,700       22,563         0.72
                  21,800       22,560       23,800       22,720         0.72
                  14,410       16,830       16,000       15,747         0.50
                  15,810       19,590       19,700       18,367         0.59
                  16,410       18,490       19,000       17,967         0.57
                  17,910       20,550       22,500       20,320         0.65
                  18,540       21,580       23,100       21,073         0.67
                  13,390       17,450       17,050       15,963         0.51
                   6,330        6,010        7,100        6,480         0.21
                   6,570        6,060        7,700        6,777         0.22
                   6,990        6,700        7,650        7,113         0.23
                   7,130        6,700        7,700        7,177         0.23
                   6,790        6,780        7,800        7,123         0.23
                   7,060        7,320        8,000        7,460         0.24
                   6,840        7,330        8,200        7,457         0.24
                   6,800        6,700        7,850        7,117         0.23
                   7,680        7,370        8,750        7,933         0.25
                  23,010       24,450       24,300       23,920         0.76
                  23,600       24,270       25,000       24,290         0.77
                  21,030       23,920       23,700       22,883         0.73
                  21,480       23,990       23,750       23,073         0.74
                  22,650       25,920       26,000       24,857         0.79
                  15,960       18,890       19,450       18,100         0.58
                  14,950       18,800       18,450       17,400         0.55
                  15,190       18,930       19,100       17,740         0.57
                  14,920       18,690       19,000       17,537         0.56
                  18,120       19,930       21,750       19,933         0.64
                  16,300       19,360       21,050       18,903         0.60
                  32,430       39,470       38,900       36,933         1.18

                  15,410       12,880       15,750       14,680         0.47
                  20,430       22,090       22,800       21,773         0.69
                  21,440       23,220       23,500       22,720         0.72
                  23,720       24,800       25,300       24,607         0.78
                  23,040       26,220       26,200       25,153         0.80
                  23,020       26,230       27,100       25,450         0.81
                  23,010       26,100       26,550       25,220         0.80
                  23,030       25,920       26,850       25,267         0.81

AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)

                                                                                                              DATE OF
                                                                                                            MANUFACTURE/
REGION        COUNTRY        LESSEE                          TYPE           ENGINE        MSN     NOTES      CONVERSION
------        -------        ------                       -----------   --------------   -----   --------   ------------
EUROPE......  Turkey         Turk Hava Yollari            B737-500      CFM56-3C1        25288              16-Jun-92
(CONTINUED)   Turkey         Turk Hava Yollari            B737-500      CFM56-3C1        25289               12-Jun-92
              United
              Kingdom        Airtours International       A320-200      CFM56-5A3          294               2-Apr-92
              United
              Kingdom        Airtours International       A320-200      CFM56-5A3          301               22-Apr-92
              United
              Kingdom        Airtours International       A320-200      CFM56-5A3          348               17-Jun-92
              United
              Kingdom        Airtours International       A320-200      CFM56-5A3          349               30-Oct-92
              United
              Kingdom        Brymon Airways Limited       DHC8-300      PW123              296               1-Oct-91
              United
              Kingdom        Brymon Airways Limited       DHC8-300      PW123              334               8-Oct-92
              United
              Kingdom        Titan Airways Limited        ATR42-300     PW120              109               14-Oct-88
              United
              Kingdom        Titan Airways Limited        ATR42-300     PW120              113               18-Nov-88
LATIN
 AMERICA....  Antigua        Liat 1974 Limited            DHC8-100      PW120-A            113              1-Sep-88
              Antigua        Liat 1974 Limited            DHC8-100      PW120-A            140               1-Mar-89
              Antigua        Liat 1974 Limited            DHC8-100      PW120-A            144               1-Mar-89
              Antigua        Liat 1974 Limited            DHC8-100      PW120-A            270               1-May-91
              Argentina      Aerolineas Argentinas S.A.   B737-200A     JT8D-17          21192               1-Mar-76
              Argentina      Lineas Aereas Privadas
                             Argentinas (L.A.P.A.) S.A.   B737-200A     JT8D-17          21193               1-Jul-76
              Argentina      Lineas Aereas Privadas
                             Argentinas (L.A.P.A.) S.A.   B737-200A     JT8D-15          22633               1-Mar-81
              Brazil         Rio-Sul                      B737-500      CFM56-3C1        25185               18-Feb-92
              Brazil         Rio-Sul                      B737-500      CFM56-3C1        25186               11-Mar-92
              Brazil         Rio-Sul                      B737-500      CFM56-3C1        25191               10-Apr-92
              Brazil         Rio-Sul                      B737-500      CFM56-3C1        25192               14-Apr-92
              Brazil         Rio-Sul                      B737-500      CFM56-3C1        26075               23-Oct-92
              Brazil         TAM                          F-100         TAY650-15        11284               31-Jul-90
              Brazil         TAM                          F-100         TAY650-15        11285               1-Aug-90
              Brazil         TAM                          F-100         TAY650-15        11304               27-Feb-91
              Brazil         TAM                          F-100         TAY650-15        11305               19-Apr-91
              Brazil         TAM                          F-100         TAY650-15        11336               5-Jun-91
              Brazil         TAM                          F-100         TAY650-15        11347               1-Oct-91
              Brazil         TAM                          F-100         TAY650-15        11348               6-Aug-91
              Brazil         TAM Express S.A.             F-100         TAY650-15        11371               19-Dec-91
              Brazil         VARIG                        MD-11         CF6-80C2-D1F     48499               31-Dec-91
              Brazil         VARIG                        MD-11         CF6-80C2-D1F     48500               1-Mar-92
              Brazil         VARIG                        MD-11         CF6-80C2-D1F     48501               1-Sep-92
              Chile          A.I.L.L.                     DC8-71F       CFM56-2C1        45810     (2)(3)    9-Apr-92
              Chile          A.I.L.L.                     DC8-71F       CFM56-2C1        45970     (2)(3)    15-Oct-92
              Chile          A.I.L.L.                     DC8-71F       CFM56-2C1        45976     (2)(3)    10-Aug-91
              Chile          Lan Chile                    B737-200A     JT8D-15          22397               1-Feb-81
              Chile          Lan Chile                    B737-200A     JT8D-17A         22407               1-Sep-80
              Chile          Lan Chile                    B737-200A     JT8D-17A         23024               1-May-83
              Chile          Lan Chile                    B767-300ER    PW4060           26204               1-Oct-92

AIRPLANES GR  AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)
                   APPRAISED VALUE AS OF JANUARY 31, 2001
              -------------------------------------------------
                               (IN THOUSANDS)                     % OF PORTFOLIO
                                                                   BY APPRAISED
                                                                   VALUES AS OF
REGION        AIRCLAIMS       AISI      BK ASSOC.     AVERAGE       31-JAN-01
------        ----------   ----------   ----------   ----------   --------------
EUROPE......  $   19,750   $   19,710   $   20,500   $   19,987         0.64%
(CONTINUED)       20,000       19,700       20,250       19,983         0.64

                  26,460       27,490       27,950       27,300         0.87

                  26,720       27,470       29,450       27,880         0.89

                  27,330       27,280       28,400       27,670         0.88

                  27,240       27,380       30,000       28,207         0.90

                   7,780        6,700        7,950        7,477         0.24

                   7,400        7,340        8,500        7,747         0.25

                   4,450        4,490        5,000        4,647         0.15

                   4,720        4,490        4,950        4,720         0.15
LATIN
 AMERICA....       4,020        4,330        4,950        4,433         0.14
                   4,220        4,730        4,550        4,500         0.14
                   4,410        4,600        5,400        4,803         0.15
                   4,960        5,550        5,750        5,420         0.17
                   4,250        3,950        4,400        4,200         0.13

                   3,110        3,300        4,350        3,587         0.11

                   4,680        5,140        6,550        5,457         0.17
                  21,360       20,020       19,650       20,343         0.65
                  20,240       20,070       19,550       19,953         0.64
                  18,860       20,190       19,850       19,633         0.63
                  21,200       19,940       19,600       20,247         0.65
                  21,800       19,990       21,250       21,013         0.67
                  11,610       10,630       11,450       11,230         0.36
                  11,590       10,730       11,400       11,240         0.36
                  11,780       10,850       12,150       11,593         0.37
                  12,790       11,420       12,150       12,120         0.39
                  12,110       11,020       12,750       11,960         0.38
                  12,000       11,100       13,250       12,117         0.39
                  12,060       10,820       14,100       12,327         0.39
                  13,320       11,390       13,450       12,720         0.41
                  49,220       61,040       70,300       60,187         1.92
                  52,330       64,870       71,450       62,883         2.01
                  51,030       64,710       73,500       63,080         2.01
                  13,080       13,210       12,450       12,913         0.41
                  14,500       13,950       12,450       13,633         0.43
                  13,270       14,090       12,450       13,270         0.42
                   3,770        4,690        6,150        4,870         0.16
                   4,040        4,890        6,200        5,043         0.16
                   4,850        5,870        7,800        6,173         0.20
                  55,340       60,350       56,500       57,397         1.83

AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)

                                                                                                              DATE OF
                                                                                                            MANUFACTURE/
REGION        COUNTRY        LESSEE                          TYPE           ENGINE        MSN     NOTES      CONVERSION
------        -------        ------                       -----------   --------------   -----   --------   ------------
LATIN
 AMERICA....  Colombia       AeroLineas Centrales de
                             Colombia S.A.                ATR42-300     PW121-5A1          284               1-Jan-92
(CONTINUED)
              Colombia       Avianca                      B757-200      RB211-535E4-37   26154               22-Sep-92
              Colombia       Avianca                      B767-200ER    PW4060           25421               14-Jan-92
              Colombia       Avianca                      MD-83         JT8D-219         49939               26-Oct-90
              Colombia       Avianca                      MD-83         JT8D-219         49946               18-Jul-91
              Colombia       Avianca                      MD-83         JT8D-219         53120               29-Jul-92
              Colombia       Avianca                      MD-83         JT8D-219         53125               2-Apr-92
              Colombia       Tampa                        DC8-71F       CFM56-2C1        45849        (3)    9-Mar-91
              Colombia       Tampa                        DC8-71F       CFM56-2C1        45945        (3)    19-May-92
              Colombia       Tampa                        DC8-71F       CFM56-2C1        46066        (3)    24-Apr-91
              Mexico         Aeromexico                   DC9-32        JT8D-17          48125               1-Apr-80
              Mexico         Aeromexico                   DC9-32        JT8D-17          48126               1-Apr-80
              Mexico         Aeromexico                   DC9-32        JT8D-17          48127               1-Jul-80
              Mexico         Aeromexico                   DC9-32        JT8D-17          48128               1-Aug-80
              Mexico         Aeromexico                   DC9-32        JT8D-17          48129               1-Nov-80
              Mexico         Aeromexico                   DC9-32        JT8D-17          48130               1-Dec-80
              Mexico         Aeromexico                   MD-82         JT8D-217         49660               1-Mar-88
              Mexico         Aeromexico                   MD-82         JT8D-217A        49667               21-Jan-88
              Mexico         Aeromexico                   MD-87         JT8D-219         49673               1-Dec-88
              Mexico         Mexicana                     B727-200A     JT8D-17R         21346               1-Oct-80
              Mexico         Mexicana                     B727-200A     JT8D-17R         21600               1-Nov-80
              Mexico         Mexicana                     F-100         TAY650-15        11266               17-Aug-90
              Mexico         Mexicana                     F-100         TAY650-15        11309               16-May-91
              Mexico         Mexicana                     F-100         TAY650-15        11319               5-Apr-91
              Mexico         Mexicana                     F-100         TAY650-15        11339               1-Jul-91
              Mexico         Mexicana                     F-100         TAY650-15        11374               20-Jan-92
              Mexico         Mexicana                     F-100         TAY650-15        11375               1-Dec-92
              Mexico         Mexicana                     F-100         TAY650-15        11382               1-Jan-93
              Mexico         Mexicana                     F-100         TAY650-15        11384               1-Jan-93
              Netherlands
              Antilles       ALM 1997 Airline N.V.        DHC8-300C     PW123              230               1-Feb-91
              Netherlands
              Antilles       ALM 1997 Airline N.V.        DHC8-300C     PW123              242               1-Nov-90
              Trinidad &
              Tobago         Trinidad & Tobago
                             (BWIA International)
                             Airways Corporation          MD-83         JT8D-219         49789               23-Sep-89
NORTH
 AMERICA....  Canada         Air Canada                   A320-200      CFM56-5A1          174              1-Apr-91
              Canada         Air Canada                   A320-200      CFM56-5A1          175               1-Apr-91
              Canada         Air Canada                   A320-200      CFM56-5A1          232               1-Oct-91
              Canada         Air Canada                   A320-200      CFM56-5A1          284               9-Mar-92

AIRPLANES GR  AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)
                   APPRAISED VALUE AS OF JANUARY 31, 2001
              -------------------------------------------------
                               (IN THOUSANDS)                     % OF PORTFOLIO
                                                                   BY APPRAISED
                                                                   VALUES AS OF
REGION        AIRCLAIMS       AISI      BK ASSOC.     AVERAGE       31-JAN-01
------        ----------   ----------   ----------   ----------   --------------
LATIN
 AMERICA....
              $    5,670   $    6,430   $    6,350   $    6,150         0.20%
(CONTINUED)
                  33,070       38,280       37,300       36,217         1.16
                  35,800       48,460       44,750       43,003         1.37
                  17,290       19,960       20,500       19,250         0.61
                  16,980       20,730       20,950       19,553         0.62
                  18,330       21,920       22,100       20,783         0.66
                  18,150       21,640       21,850       20,547         0.66
                  12,740       13,590       12,450       12,927         0.41
                  14,250       14,130       12,350       13,577         0.43
                  13,710       13,660       12,450       13,273         0.42
                   2,370        4,390        3,300        3,353         0.11
                   3,310        5,340        4,250        4,300         0.14
                   2,260        4,620        3,100        3,327         0.11
                   2,930        4,540        4,050        3,840         0.12
                   2,460        4,580        3,700        3,580         0.11
                   2,710        4,700        3,750        3,720         0.12
                  15,390       17,640       17,000       16,677         0.53
                  15,980       17,720       15,950       16,550         0.53
                   9,330       12,820       14,300       12,150         0.39
                   3,550        4,260        3,700        3,837         0.12
                   2,730        3,970        3,050        3,250         0.10
                  12,180       10,600       11,800       11,527         0.37
                  12,640       10,910       12,000       11,850         0.38
                  12,100       10,990       12,000       11,697         0.37
                  12,800       11,310       13,150       12,420         0.40
                  11,800       11,590       13,200       12,197         0.39
                  12,600       11,640       13,850       12,697         0.40
                  12,630       11,540       13,900       12,690         0.40
                  11,900       11,650       13,950       12,500         0.40

                   6,540        7,060        7,650        7,083         0.23

                   6,420        7,040        7,700        7,053         0.22

                  15,180       18,620       19,950       17,917         0.57
NORTH
 AMERICA....      25,140       25,450       25,150       25,247         0.81
                  25,030       25,500       24,250       24,927         0.80
                  27,030       25,630       25,550       26,070         0.83
                  27,420       26,730       28,350       27,500         0.88

AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)

                                                                                                              DATE OF
                                                                                                            MANUFACTURE/
REGION        COUNTRY        LESSEE                          TYPE           ENGINE        MSN     NOTES      CONVERSION
------        -------        ------                       -----------   --------------   -----   --------   ------------
NORTH
 AMERICA....  Canada         Air Canada                   A320-200      CFM56-5A1          309              13-May-92
(CONTINUED)   Canada         Air Canada                   A320-200      CFM56-5A1          404               1-Jan-94
              Canada         Air Canada                   B737-200A     JT8D-9A          21639     (1)(4)    1-Nov-78
              Canada         Air Canada                   B737-200A     JT8D-9A          21712     (1)(4)    1-Feb-79
              Canada         Air Canada                   B737-200A     JT8D-9A          22873     (1)(4)    1-Jul-82
              Canada         Air Canada                   B767-300ER    PW4060           24948               19-Jul-91
              Canada         Air Canada                   B767-300ER    PW4060           26200               1-Sep-92
              U.S.A.         Allegheny Airlines Inc.      DHC8-100      PW121              258               1-Jan-91
              U.S.A.         America West                 B737-300QC    CFM56-3B1        23499               1-Jun-86
              U.S.A.         America West                 B737-300QC    CFM56-3B1        23500               1-Jun-86
              U.S.A.         American Airlines            MD-83         JT8D-219         49941               1-Dec-90
              U.S.A.         American Airlines            MD-83         JT8D-219         49949               5-Aug-91
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45811        (3)    30-May-91
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45813        (3)    28-Apr-92
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45946        (3)    23-Apr-92
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45971        (3)    13-Feb-92
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45973        (3)    27-Feb-92
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45978        (3)    23-Apr-93
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45993        (3)    23-Jun-93
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45994        (3)    1-Sep-94
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        45998        (3)    21-May-93
              U.S.A.         BAX Global                   DC8-71F       CFM56-2C1        46065        (3)    12-Jan-92
              U.S.A.         Emery Worldwide              DC8-71F       CFM56-2C1        45996        (3)    29-Oct-92
              U.S.A.         Emery Worldwide              DC8-71F       CFM56-2C1        45997        (3)    7-Dec-93
              U.S.A.         Emery Worldwide              DC8-73CF      CFM56-2C1        46091        (3)    1-Dec-89
              U.S.A.         Frontier Airlines, Inc.      B737-300      CFM56-3B1        23177               1-Apr-86
              U.S.A.         Hawaiian Airlines, Inc.      DC9-51        JT8D-17          47742               1-Jun-77
              U.S.A.         Hawaiian Airlines, Inc.      DC9-51        JT8D-17          47784               1-May-79
              U.S.A.         Hawaiian Airlines, Inc.      DC9-51        JT8D-17          47796               1-Apr-79
              U.S.A.         Hawaiian Airlines, Inc.      DC9-51        JT8D-17          48122               26-Jan-81
              U.S.A.         Idefix Leasing Corporation   ATR42-300     PW120              249               1-Jun-91
              U.S.A.         Polar Air Cargo, Inc.        B747-200SF    JT9D-7Q          21730        (3)    27-Mar-98
              U.S.A.         TWA                          B767-300ER    PW4060           25411        (6)    15-Jan-92
              U.S.A.         TWA                          MD-83         JT8D-219         49575        (6)    1-Oct-87
              U.S.A.         Vanguard Airlines            B737-200A     JT8D-15          21735        (1)    1-Jun-79
              U.S.A.         Vanguard Airlines            B737-200A     JT8D-15          22979        (1)    1-Mar-83
OTHER.......  Kazakstan      Air Kazakstan                B737-200A     JT8D-15          22090              1-May-80
              Kazakstan      Air Kazakstan                B737-200A     JT8D-15          22453               1-Mar-81
              Ukraine        Ukraine International
                             Airlines                     B737-200A     JT8D-17A         22802               1-Feb-83

AIRPLANES GR  AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)
                   APPRAISED VALUE AS OF JANUARY 31, 2001
              -------------------------------------------------
                               (IN THOUSANDS)                     % OF PORTFOLIO
                                                                   BY APPRAISED
                                                                   VALUES AS OF
REGION        AIRCLAIMS       AISI      BK ASSOC.     AVERAGE       31-JAN-01
------        ----------   ----------   ----------   ----------   --------------
NORTH
 AMERICA....  $   27,990   $   26,840   $   28,050   $   27,627         0.88%
(CONTINUED)       28,670       30,490       31,450       30,203         0.96
                   1,279        1,279        1,279        1,279         0.04
                   1,397        1,397        1,397        1,397         0.04
                   4,848        4,848        4,848        4,848         0.15
                  50,780       57,210       50,500       52,830         1.68
                  55,190       60,700       59,850       58,580         1.87
                   4,920        5,460        6,100        5,493         0.18
                  18,310       19,060       15,950       17,773         0.57
                  18,480       18,890       16,150       17,840         0.57
                  17,500       20,070       22,050       19,873         0.63
                  17,250       21,190       22,650       20,363         0.65
                  15,140       14,090       12,050       13,760         0.44
                  14,380       13,880       11,800       13,353         0.43
                  12,540       14,320       12,600       13,153         0.42
                  13,080       13,150       12,450       12,893         0.41
                  12,770       14,160       12,450       13,127         0.42
                  13,600       13,490       12,450       13,180         0.42
                  13,910       13,380       12,450       13,247         0.42
                  13,840       13,540       12,450       13,277         0.42
                  12,730       14,230       12,450       13,137         0.42
                  14,600       13,940       12,450       13,663         0.44
                  14,740       13,790       13,100       13,877         0.44
                  13,370       13,960       12,450       13,260         0.42
                  16,690       16,100       17,600       16,797         0.54
                  13,700       16,860       13,450       14,670         0.47
                   2,700        3,880        3,200        3,260         0.10
                   1,910        4,000        3,700        3,203         0.10
                   2,240        4,490        3,250        3,327         0.11
                   2,870        4,640        3,900        3,803         0.12
                   5,280        6,000        6,250        5,843         0.19
                  27,070       30,550       33,050       30,223         0.96
                  53,700       61,300       58,200       57,733         1.84
                  14,800       17,820       18,650       17,090         0.55
                   4,950        5,860        6,150        5,653         0.18
                   5,880        7,040        7,350        6,757         0.22
OTHER.......       3,910        4,620        6,450        4,993         0.16
                   4,610        5,200        6,600        5,470         0.17

                   5,540        6,220        7,800        6,520         0.21

AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)

                                                                                                              DATE OF
                                                                                                            MANUFACTURE/
REGION        COUNTRY        LESSEE                          TYPE           ENGINE        MSN     NOTES      CONVERSION
------        -------        ------                       -----------   --------------   -----   --------   ------------
OFF-LEASE...  Off-lease      Off-lease                    A300-B4-200   CF6-50C2           131        (5)   7-Feb-81
              Off-lease      Off-lease                    B737-200A     JT8D-17          21196        (5)    1-Jul-76
              Off-lease      Off-lease                    B727-200A     JT8D-17A         21600               1-Nov-80
              Off-lease      Off-lease                    B737-300      CFM56-382        23749               1-May-87
              Off-lease      Off-lease                    B737-300      CFM56-382        23923               1-Apr-88
              Off-lease      Off-lease                    DHC8-300      PW123              267        (5)    4-Apr-91

AIRPLANES GR  AIRPLANES GROUP PORTFOLIO ANALYSIS -- (CONTINUED)
                   APPRAISED VALUE AS OF JANUARY 31, 2001
              -------------------------------------------------
                               (IN THOUSANDS)                     % OF PORTFOLIO
                                                                   BY APPRAISED
                                                                   VALUES AS OF
REGION        AIRCLAIMS       AISI      BK ASSOC.     AVERAGE       31-JAN-01
------        ----------   ----------   ----------   ----------   --------------
OFF-LEASE...  $    7,430   $    7,510   $   11,450   $    8,797         0.28%
                   2,730        3,400        3,850        3,327         0.11
                   2,730        3,970        3,050        3,250         0.10
                  16,550       19,110       17,600       17,753         0.57
                  16,590       18,760       17,650       17,667         0.56
                   6,930        6,670        7,600        7,067         0.23
              ----------   ----------   ----------   ----------       ------
              $2,933,514   $3,195,914   $3,276,674   $3,135,367       100.00%
              ==========   ==========   ==========   ==========       ======

---------------

(1) These aircraft are Stage 3 hushkitted aircraft.

(2) A.I.L.L. is an indirect 100% subsidiary of Lan Chile.

(3) The following table sets forth the date of original manufacture for the aircraft that were converted to freighter aircraft:

                                DATE OF
SERIAL NUMBER                 MANUFACTURE
-------------                 -----------
45810.......................    May-67
45811.......................    Aug-67
45813.......................    Jan-67
45849.......................    Apr-67
45945.......................    Mar-68
45946.......................    Mar-68
45970.......................    Mar-68
45971.......................    May-68
45973.......................    May-68
45976.......................    Jul-68

                                DATE OF
SERIAL NUMBER                 MANUFACTURE
-------------                 -----------
45978.......................    Jul-68
45993.......................    Aug-68
45994.......................    Aug-68
45996.......................    Oct-68
45997.......................    Oct-68
45998.......................    Oct-68
46065.......................    Jun-69
46066.......................    Jun-69
46091.......................    Apr-70
21730.......................    Jun-79

(4) Aircraft lease receivable book values are used for the aircraft subject to finance leases rather than appraised values.

(5) Of the six off-lease aircraft at March 31, 2001, one was subject to a lease agreement to a lessee in the United Kingdom (MSN 131) and, one was subject to a letter of intent for lease to a lessee in The Netherlands (MSN 267) and four aircraft were available for marketing. As of the date of this Form 10-K, two of the unplaced off-lease aircraft had became subject to letters of intent for sale, the letter of intent to lease expired and the aircraft subsequently became subject to a letter of intent to lease to a lessee in the Bahamas.

(6) On April 9, 2001, American Airlines assumed the leases in respect of the two aircraft previously leased by TWA, subject to certain amendments. See " -- North America".

THE LEASES

     Most of the leases are operating leases under which we generally retain the benefit, and bear the risk, of the residual value of the aircraft at the end of the lease. As of March 31, 2001, we had 187 leases in effect, covering our whole portfolio except for six aircraft which were off-lease. As of March 31, 2001, one of these off-lease aircraft was subject to a lease agreement and one was subject to a letter of intent for lease. The remaining four unplaced aircraft represented 1.34% of our portfolio by appraised value as of January 31, 2001. As of the date of this Form 10-K, two of the unplaced off-lease aircraft had became subject to letters of intent for sale. All leases are managed by the servicer according to the servicing agreement.

     Although the lease documentation is fairly standardized in many respects, significant variations do exist as a result of negotiation with each lessee.

     Under a majority of our leases, the lessee is responsible, either directly or through indemnification of the lessor, for all operating expenses, including maintenance, operating, overhaul, fuel, crews, airport and navigation charges, taxes, licenses, consents and approvals, aircraft registration and hull and liability insurance. In addition, the lessees must remove all liens on the aircraft except liens that are permitted by the lease.

     Each of our current leases requires the lessee to make periodic rental payments during the term of the lease. Some of the leases also require the lessee to pay periodic amounts as maintenance reserves or to deliver letters of credit or guarantees for this purpose. Almost all the leases require the lessees to make payments to us without set-off or counterclaim, and most of them include an obligation for the lessee to gross-up payments under the lease if the lease payments are subject to withholding or other taxes. The leases also generally contain indemnification of the lessor for tax liabilities such as value added tax and stamp duty tax, but not income tax.

     Each lease also contains provisions which specify our rights and remedies if the lessee defaults in making payments or performing its other obligations under the lease. These remedies include terminating the lease and repossessing the aircraft. However, any default by a lessee may lead to reduction of payments under the leases and cause us to incur significant repossession and other costs, including breakage costs under swaps. If there is an event of default due to a lessee's bankruptcy, we may also face delays in asserting our rights if the relevant jurisdiction imposes a mandatory waiting period between default and repossession.

     The following is a summary of the principal terms of the leases as of March 31, 2001, with reference to appraised values as of January 31, 2001.

LEASE TERM.................  As of March 31, 2001, the weighted average remaining contracted lease term of the aircraft (weighted by appraised value as of January 31, 2001 and without giving effect to purchase options, early terminations or extensions) was 28 months. The longest lease was scheduled to expire in September 2008.

RENTALS....................  As of March 31, 2001, rent under 180 of the leases, representing 92.57% by appraised value of our portfolio as of January 31, 2001, was payable monthly in advance, and rent under 7 of the leases, representing 5.58% by appraised value of our portfolio as of January 31, 2001, was payable monthly in arrears.

                             These rental payments are calculated based on a floating rate or a fixed rate or may change from one to the other over the course of the lease. The rent under all of the leases is currently payable in U.S. dollars, although in the future, some rent may be payable in euros. Some rental payments are based on the number of flight hours an aircraft is operated or may vary depending on the time of year during which the aircraft is operating.

EXTENSION OPTIONS..........  Some of the leases contain an extension option pursuant to which, depending on the negotiations with the lessee at the time of signing of the lease, either we or the lessee could extend the term of the lease at either the existing lease rate or at the future market rate. As of March 31, 2001, 44 of the leases representing 26.03% of our portfolio by appraised value as of January 31, 2001 included an extension option.

EARLY TERMINATION
OPTIONS....................  Some of the leases contain an early termination option pursuant to which the lessee may terminate the lease before the scheduled expiration date if specified conditions are met. As of March 31, 2001, 26 of the leases representing 9.14% of our portfolio by appraised value as of January 31, 2001 include an early termination option. Assuming that all these options are exercised for the earliest possible termination, the weighted average remaining lease term of our portfolio would be 27 months.

PURCHASE OPTIONS...........  As of March 31, 2001, 11 lessees had outstanding options to purchase a total of 31 aircraft, representing 12.87% of our portfolio by appraised value as of January 31, 2001. The latest date on which a purchase option could be exercised is November 4, 2006 for a purchase of a B767-200ER.

SECURITY DEPOSITS..........  As of March 31, 2001, lessees under 158 of the leases representing 82.31% of our portfolio by appraised value as of January 31, 2001 have provided security for their obligations. As of March 31, 2001, we had $34.5 million in cash security deposits in respect of 98 aircraft representing 52.11% of our portfolio by appraised value as of January 31, 2001, and $282 million in letters of credit in respect of 84 aircraft representing 44.04% of our portfolio by appraised value as of January 31, 2001.

GUARANTEES.................  In twelve of the leases, we have received guarantees of the lessee's performance obligations under the lease. These guarantees were issued by the lessee's parent company or shareholders.

MAINTENANCE................  The leases contain detailed provisions specifying maintenance standards and aircraft redelivery conditions generally to be met at the lessees' expense. During the term of each lease, we require the lessee to maintain the aircraft in accordance with an agreed maintenance program designed to ensure that the aircraft meets applicable airworthiness and other regulatory requirements. Lessees must provide monthly maintenance reserves under approximately 110 of the leases. Under the balance of the leases, the lessee or the lessor may be required to make certain adjustment payments to one another if at redelivery the aircraft or specified items do not meet the required standards under the lease. Heavy maintenance on significant components of an aircraft, such as the airframe and the engines, is generally required to be performed on a cycle of several years and the cost of this maintenance may be material in relation to the value of the aircraft, with the overhaul of a single component often exceeding $1 million. Pursuant to the leases, if and when an aircraft is transferred from one lessee to another between maintenance overhauls, the transferring lessee is generally required to pay for that portion of the succeeding overhaul that can be attributed to its use of the aircraft under its lease.

                             Depending on the credit of the lessee and other factors, we may require that the lessee pay cash maintenance reserves (61 leases as of March 31, 2001, representing 34.51% of our portfolio by appraised value as of January 31, 2001) or provide a combination of maintenance reserves and letters of credit or guarantees (51 leases as of March 31, 2001, representing 25.22% of our portfolio by appraised value as of January 31, 2001). If the lessee pays maintenance reserves, we will have to reimburse it for maintenance it actually performs on the aircraft. Our obligation to reim-burse maintenance is classified as an expense and therefore ranks senior to any payments on the certificates.

                             If the lessee is not required to pay maintenance reserves or provide letters of credit or guarantees, we have to rely on the lessee's credit and its ability to maintain the aircraft during the lease term and return it in good condition or make any maintenance payments required at the end of the lease. If maintenance is required on the aircraft but not performed, or the lessee fails to pay, we have to fund this maintenance ourselves. As of March 31, 2001, we recorded approximately $246 million of maintenance reserves liability.

                             Maintenance payments by lessees will depend upon numerous factors including the financial condition of the lessee and the ability of Airplanes Group to obtain satisfactory maintenance terms in leases. An increasing number of leases do not provide for any maintenance payments to be made by lessees as security for their maintenance obligations. Any significant variations in these factors may materially adversely affect the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the notes and certificates.

REDELIVERY CONDITIONS......  At least 90% of the leases provide for the aircraft to be redelivered in a specified condition upon expiration of the lease and/or stipulate the payments to be made by the lessee to us or, in some cases, by us to the lessee, to reflect the extent to which the actual redelivery condition of the aircraft falls below or exceeds the redelivery condition specified in the lease.

INSURANCE..................  The lessees bear responsibility through an operational indemnity to carry insurance for any liabilities arising out of the operation of the aircraft. The indemnity includes liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the aircraft. The lessees are also required to carry comprehensive liability insurance and hull insurance, and any further insurance that is customary in the commercial aircraft industry, and to indemnify us against all liabilities, including where the liability to us as owner and lessor attaches by law. We are required under the leases to be named as an additional insured on hull and liability policies. Most of the leases also require the lessee to maintain the liability insurance for a specified period between one and three years after termination of that lease. Under the servicing agreement, the servicer is required to monitor the lessees' performance of obligations with respect to the insurance provisions of the applicable leases. We also carry contingent hull and liability insurance to cover any insurable loss in excess of the lessee's coverage. The amount of the contingent liability policies may not be the same as the insurance required under the lease. The amount of third party contingent insurance is subject to a number of limitations imposed by the air transportation insurance industry.

                             Most insurance certificates contain a breach of warranty endorsement so that an additional insured party remains protected even if the lessee violates any of the terms, conditions or warranties of the insurance policies, provided that the additional insured party has not caused, contributed to or knowingly condoned the breach.

THIRD PARTY LIABILITY
  INSURANCE................  The minimum third party liability limits under the leases range from $250 million in respect of turboprop aircraft to $750 million in respect of widebody aircraft. In some cases, the lessee carries significantly more insurance than the minimum specified in the lease. We also have in place our own contingent liability coverage to cover any liability in excess of the lessee's coverage or any liability resulting from a lapse for any reason of a lessee's coverage.

AIRCRAFT PROPERTY
INSURANCE..................  In all cases, the sum of the stipulated loss value and our own additional coverage in place is at least equal to the appraised value of the aircraft. Permitted deductibles, which generally apply only in the case of a partial loss, range from $50,000 for turboprop aircraft to $1 million for widebody aircraft.

POLITICAL RISK INSURANCE...  With respect to some leases, we may arrange separate political risk repossession insurance for our own benefit, covering (a) confiscation, nationalization and requisition of title of the relevant aircraft by the government of the country of registration and denegation and deprivation of legal title and rights, and (b) the failure of the authorities in that country to allow de-registration and export of the aircraft, subject to the conditions of the policies.

SUBLEASES AND WET LEASES...  Under most of our current leases, the lessee may sublease the aircraft without our consent if specified conditions are met. Under most of our current leases, the lessee may also "WET LEASE" the aircraft (leasing the aircraft to another airline with a crew and services provided by the lessee) without our consent so long as the lessee does not part with operational control of the aircraft. Where there is a sublease or a wet lease, the lessee remains fully liable to us for all its payment and performance obligations under the lease and we have no contractual relationship with the sublessee or the wet lessee. The following lessees sublease their aircraft: A.I.L.L. subleases three aircraft to Aerotransportes MAS de Carga, S.A. de C.V. (MAS Air Cargo); Schreiner Airways subleases two aircraft to Aero Contractors Co. of Nigeria Ltd; and National Jet Systems Pty. Limited subleases one aircraft to Eastern Australia Airlines. In addition, we currently lease one ATR 42-300 to Idefix, a subsidiary of ATR, and Idefix subleases the aircraft to American Eagle. Leases with new lessees will be based on a pro forma lease that will include restrictions on subleases and wet leases into specified prohibited countries.

COMPLIANCE WITH GOVERNMENTAL AND TECHNICAL REGULATION

     In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 4.98% of our portfolio by appraised value as of January 31, 2001 did not meet the Stage 3 requirements as of March 31, 2001, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

     Moreover new ADs or noise or emissions reduction requirements may be adopted in the future and these could result in significant costs to Airplanes Group or adversely affect the value of, or our ability to re-lease, Stage 2 or Stage 3 aircraft. In particular, certain organizations and jurisdictions are currently considering "STAGE 4" requirements which would tighten noise and emissions certification requirements for newly manufactured aircraft. If these more restrictive requirements are adopted or applied to existing aircraft types, it could result in significant costs to Airplanes Group or adversely affect the value of, or our ability to re-lease, aircraft in our portfolio.

     Volume 2 of Annex 16 of the Chicago Convention also contains standards and recommendations regarding limitations on vented fuel and smoke and gaseous emissions for aircraft. While a number of countries have adopted regulations implementing these recommendations, these regulations generally have been prospective in nature, requiring only that newly manufactured engines meet particular standards after a particular date. To the extent that these regulations require modifications to the engines owned by Airplanes Group, they would be treated similarly to ADs under the leases.

     Aviation authorities in Europe and North America have recently adopted regulations requiring the installation of traffic collision avoidance systems, automatic emergency locator transmitters and various other systems. Depending on whether the costs of complying with these regulations are borne by us or the lessees, installation of these systems could result in significant cash capital expenditures by Airplanes Group in the future.

     The FAA recently issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. As of March 31, 2001, we had 3 MD-11 and 26 MD-80 aircraft, representing a total of 21.2% of our portfolio by appraised value as of January 31, 2001. We will incur significant costs in ensuring these aircraft comply with these standards. We expect to complete the modification of 17 of the 29 aircraft by December 2001 at an estimated cost of approximately $11 million and to modify the remaining 12 aircraft by December 2005 at an estimated cost of approximately $7 million.

     The FAA is expected to issue an AD by the end of 2001 mandating the modification of affected lapjoints on Boeing 737 aircraft when the aircraft has completed 50,000 cycles. The estimated cost to implement this modification for each aircraft is approximately $230,000 per aircraft. Based on the current cycles completed to date by our 65 Boeing 737 aircraft, representing 33.36% of our portfolio by appraised value as of January 31, 2001, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, we could incur significant costs in the future in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

     The FAA is also expected to issue an AD within 12 months mandating a re-design of the rudder systems of Boeing 737 aircraft. The average cost per aircraft of these modifications is expected to be approximately $50,000. Depending on the time period within which the modifications are required to be made, the costs may be the responsibility of existing lessees. However, if the costs are not the responsibility of some or all existing lessees, we could incur significant costs in ensuring that our Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

THE LESSEES

     As of March 31, 2001, our aircraft were on lease to 64 lessees in 34 countries throughout the world. See "-- Portfolio Information" for the countries and regions where our lessees reside.

     A number of our lessees are in a relatively weak financial position. As of March 31, 2001, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $13.4 million in respect of 17 lessees (who leased a combined total of 46 aircraft representing 23.68% of our portfolio by appraised value as of that date) and $11.3 million in respect of five former lessees. Of the total $24.7 million, $3.1 million was in arrears for a period between 30 and 60 days, $1.8 million was in arrears for a period between 60 and 90 days and $19.8 million was in arrears for a period greater than 90 days. Some of these lessees, as well as other lessees, have consistently been significantly in arrears in their respective rental payments and some are known to be currently experiencing financial difficulties.

     As of March 31, 2001, in addition to the $24.7 million in respect of payments past due more than 30 days, we had agreed to allow seven lessees to defer rent, maintenance and miscellaneous payments totaling $9.4 million for periods ranging from six months for one lessee in respect of $0.3 million and up to 84 months for one lessees in respect of $2.3 million. In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months. In addition, some restructurings have involved voluntary terminations of leases prior to lease expiration, the replacement of aircraft with less expensive aircraft and the arrangement of sub-leases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess aircraft from lessees which have defaulted and re-lease the aircraft to other lessees.

     In addition to difficulties which have affected lessees in a given region, individual lessees have experienced periodic difficulties in meeting their maintenance obligations under the related leases. The difficulties have arisen from, among other things, the failure of the lessee to have in place a sufficiently well established maintenance program, adverse climate and other environmental conditions in the locations where the related aircraft is operated or financial and labor difficulties experienced by the relevant lessee. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease could result in a grounding of the aircraft, cause us to incur substantial costs in restoring the aircraft to an acceptable maintenance condition before we can re-lease or sell it and adversely affect the value of the aircraft.

     The following is a discussion of the lessees experiencing difficulty by region in which they are located.

LATIN AMERICA

     At March 31, 2001, lessees with respect to 29.81% of the aircraft by appraised value as of January 31, 2001 operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect lessee operations in those countries.

     Brazil. During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. While there has been some stabilization in the Brazilian economy within the last fifteen months, any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay rental payments in U.S. dollars under the leases. Future developments in the political systems or economies of Brazil and other Latin American countries may have a material adverse effect on lessee operations in those countries. At March 31, 2001, Airplanes Group leased 16 aircraft representing 12.20% of our portfolio by appraised value as of January 31, 2001 to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

     At March 31, 2001, we had 8 Fokker 100 aircraft, representing 3.04% of our portfolio by appraised value as of January 31, 2001, on lease to a Brazilian lessee that was party to a restructuring agreement with us which was signed in 2000 in respect of the leases for 6 Fokker 100 aircraft. Under the 2000 restructuring agreement, all arrears are to be paid with interest by December 31, 2003. At March 31, 2001, this lessee was current on all payments.

     In addition, in 1999, we entered into a restructuring agreement with Transbrasil, a former lessee, under which it repaid a restructured amount of approximately $1.9 million over 12 months. At March 31, 2001, Transbrasil had arrears of $2 million, and the servicer is currently in negotiations with Transbrasil regarding repayment. An accounting provision has been made against our receivables for the excess of the arrears over the cash security held.

     See "Item 3. Legal Proceedings" for details of legal proceedings involving a Brazilian airline.

     Argentina. On May 17, 2001, a lessee of two B737-200A aircraft representing 0.29% of our portfolio by appraised value as of January 31, 2001 filed for protection from its creditors. The lessee continues to pay certain of the rentals while under the protection of the bankruptcy courts and the security in the form of a surety bond has been drawn and payment has been received.

     Colombia. Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2001, we leased 10 aircraft, representing 6.55% of our portfolio by appraised value as of January 31, 2001, to three Colombian lessees. Because of the continued weakness in the value of the Colombian peso, as well as general deterioration in the Colombian economy, these lessees may be unable to generate sufficient revenues in Colombian pesos to pay the U.S. dollar denominated rental payments under the leases.

     In particular, as of March 31, 2001, we leased 6 aircraft, representing 5.08% of our portfolio by appraised value as of January 31, 2001, to one of our three Colombian lessees. At May 31, 2001, this lessee was $13.8 million in arrears, including deferrals. The servicer agreed not to exercise its remedies in respect of events of default existing under the leases in order to permit the Colombian lessee to have a stable business environment in which to develop, negotiate and commence implementing a long-term business plan. During the period to the date of filing of this report we have received approximately 77.0% of amounts due under the leases in cash, with the remainder provided by way of secured and unsecured notes issued by the lessee. The Colombian lessee's other aircraft lessors and major creditors agreed similar forbearance arrangements. On June 27, 2001, the servicer signed a restructuring agreement with the lessee which agreement is conditional on the fulfillment of certain conditions precedent. The unsecured notes have been paid in full as at the date of this filing. Under the terms of the restructuring agreement, assuming satisfaction of all conditions precedent, payments of the secured notes are to be made over a seven year period. In addition, the lessee has agreed to extend the lease terms by 36 months in respect of one B757 aircraft and 30 months in respect of four MD-83 aircraft. However, the monthly lease rentals in respect of these aircraft will be reduced by 23% and 34%, respectively. The monthly lease rental in respect of a B767 aircraft will be reduced by 20%. In the event that the conditions precedent to the restructuring agreement are not fulfilled the servicer will consider all relevant options, which may include the return of some or all of the aircraft.

NORTH AMERICA

     As of March 31, 2001, we had 29 aircraft, representing 13.06% of our portfolio by appraised value as of January 31, 2001, on lease to 11 U.S. lessees and 11 aircraft, representing 8.95% of our portfolio by appraised value as of January 31, 2001, on lease to one Canadian lessee. The commercial aircraft industry in North America is highly sensitive to general economic conditions. Since air travel is largely discretionary, the industry has suffered severe financial difficulties during economic downturns. Over the last several years, nearly half of the major North American passenger airlines have entered into plans of reorganization or sought protection through bankruptcy, insolvency or other similar proceedings and several major U.S. airlines have ceased operations.

     On January 10, 2001, TWA, one of our former lessees, filed for Chapter 11 bankruptcy protection in the U.S. TWA had leased two aircraft from Airplanes Group, which represented 2.39% of our aircraft by appraised value as of January 31, 2001. On April 9, 2001, American Airlines assumed the leases in respect of these aircraft subject to certain amendments, including an extension of the lease term by 11 years in respect of the MD-83 aircraft and a reduction of the lease term by 4.5 years in respect of the B767-300ER aircraft and a reduction in monthly rentals by 26.5% in respect of the MD-83 aircraft and by 6% in respect of the B767-300ER aircraft.

     In March 1998, we reached an agreement with Tower Air, then the lessee of our only B747-200SF, representing 0.96% of our portfolio by appraised value as of January 31, 2001, which allowed Tower Air to defer payment of a security deposit and of two months rent. In March 2000, owing to its deteriorating financial condition, Tower Air agreed to return the aircraft and subsequently filed for protection from its creditors under Chapter 11 of the U.S. bankruptcy laws. The aircraft was subsequently re-leased to another U.S. lessee.

     As of the date of this Form 10-K, the servicer has signed a restructuring agreement in relation to lease payments with a North American lessee of two B737-200A aircraft, representing 0.4% of our portfolio by appraised value as of January 31, 2001.

ASIA & FAR EAST

     As of March 31, 2001, 23 aircraft representing 11.73% of our portfolio by appraised value as of January 31, 2001 were on lease to 11 lessees in this region. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region. Prior to 1998, the market in this region for aircraft on operating lease demonstrated significant growth rates. If the recessionary conditions that prevailed in large parts of the region were to recur it would have an adverse impact on global aircraft demand.

     During the year to March 31, 2000, a rescheduling agreement was signed with a Philippine lessee which committed to pay its balance of $2.7 million over the 36 months to September 2002. As of the date of this Form 10-K, the lessee has paid in accordance with the rescheduling agreement.

EUROPE (EXCLUDING CIS)

     As of March 31, 2001, 54 aircraft representing 32.51% of our portfolio by appraised value as of January 31, 2001 were on lease to 20 lessees in this region. The commercial aircraft industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. A recession or other worsening of economic conditions in one or more of these countries, particularly if combined with high fuel prices and/or a weak euro, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of our European lessees.

     Bulgaria. On February 15, 2001, the servicer terminated the leases with a Bulgarian lessee in respect of two B737-300 aircraft representing 1.13% of our portfolio by appraised value as of January 31, 2001. The aircraft were returned by the lessee on February 27, 2001. The lessee balance was repaid in full through the drawdown of a letter of credit as of March 31, 2001. The costs of repossession and the technical costs required to ensure that the aircraft are in a suitable condition for re-leasing may be significant.

     Turkey. As of March 31, 2001, 10 aircraft, representing 7.17% of our portfolio by appraised value as of January 31, 2001, were leased to three lessees in Turkey. The recent fall in the value of the deutsche mark, the principal currency in which the Turkish airlines receive their revenues, and of the Turkish lira may affect the ability of these airlines to meet the U.S. dollar denominated rental and other payments due under the leases.

     Spain. As of March 31, 2001, one Spanish lessee, representing 3.5% of our portfolio by appraised value as of January 31, 2001, was in negotiations with the servicer on a restructuring of its payment obligations under its leases with Airplanes Group, which would also include an extension of certain of the leases to compensate for any proposed reduction in lease rentals.

     Ireland. As of March 31, 2001, an Irish airline which formerly leased one A300-B4-200 aircraft, representing 0.28% of our portfolio by appraised value as of January 31, 2001, was $3.4 million in arrears (including previously rescheduled amounts). A liquidator has been appointed to the airline to wind up its business. As of March 31, 2001, this aircraft was subject to a lease to a new lessee.

PURCHASE OPTIONS

     As of March 31, 2001, 11 lessees with respect to 31 aircraft, representing 12.87% of our portfolio by appraised value as of January 31, 2001, held options to purchase aircraft at various dates between 2001 and 2006 at prices generally at or above their estimated appraised value at the exercise date. Since March 31, 1998, one lessee has exercised its option to purchase five B737-200A aircraft, one of which was delivered on January 15, 2000, three of which were delivered on January 5, 2001 and one of which was delivered on April 30, 2001. This lessee had options to purchase a further two aircraft, both of which have been exercised as of the date of this Form 10-K. At March 31, 2001, three lessees with respect to three aircraft, representing 2.05% of our portfolio by appraised value as of January 31, 2001, had options to purchase aircraft at prices below estimated appraised value at the exercise date. For the purposes of this paragraph, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from March 31, 2001 to the option exercise date from the appraised value of each aircraft.

COMMERCIAL OPPORTUNITIES FOR OUR MD-11 AIRCRAFT

     As of March 31, 2001, we leased three MD-11 aircraft, representing 5.94% of our portfolio by appraised value as of January 31, 2001, to a Latin American lessee. These leases are expected to expire between December 2001 and September 2002. Because the market for re-leasing these aircraft in their current passenger configuration is currently, and is expected to remain, very weak, we are examining all possibilities in respect of these aircraft, including, subject to the restrictions in our indentures, selling them or converting them to freighter aircraft. The current market value of these aircraft is such that we would not be able to sell the aircraft at prices that would meet the indenture requirements. Although there is currently demand for converted MD-11 aircraft, conversion into freighter aircraft would involve substantial cash expenditures by us.

AIRCRAFT SALES

     Based on the recommendations of the servicer and the administrative agent, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have identified a number of aircraft types for potential sale so long as the terms of a proposed sale for a particular aircraft are commercially advantageous to Airplanes Group and the sale complies with the requirements of the indentures. The aircraft types which have been identified for potential sale are B737-200, B727-200, DC-9, A300 and turboprop aircraft. At March 31, 2001, there was a total of 65 aircraft of these aircraft types in our portfolio representing 10.97% of our portfolio by appraised value as of January 31, 2001. Since June 1999, Airplanes Group has sold five aircraft of these aircraft types for an aggregate of $22 million, which has been applied in accordance with the priority of payments provided under the indentures. Since March 31, 2001, a non-binding letter of intent for the sale of two B737-200 aircraft and one B727-200 aircraft has been signed.

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

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral".

ITEM 3.  LEGAL PROCEEDINGS

     Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio and represented 1.8% of our portfolio by appraised value as of January 31, 2001. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland has challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considers debis AirFinance Ireland's rescission action. The risk of repossession only arises where VASP is successful in seeking repossession of the aircraft and where the aircraft are located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance Ireland has informed Airplanes Group that it has been advised by its Brazilian counsel that the December 1996 High Court decision was incorrect as a matter of Brazilian law and that it is actively pursuing all available courses of action, including appeals to superior courts to overturn the High Court decision.

     AeroUSA and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries. debis AirFinance believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial condition of AeroUSA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Airplanes Limited has an authorized share capital of 10,000 ordinary shares, with $1 par value per share. 30 ordinary shares of Airplanes Limited have been issued and are outstanding. The ordinary shares of Airplanes Limited are not listed on any national exchange or traded in any established market. These shares are held by Juris Limited and Lively Limited, each a Jersey limited liability company, as bare nominees for the benefit of the following three "CHARITABLE TRUSTS":

TITLE OF CLASS                              NAME AND ADDRESS            NUMBER OF SHARES   PERCENT OF CLASS
--------------                              ----------------            ----------------   ----------------
Common stock......................  Mourant & Co. Trustees Limited as      10 Shares          33 1/3%
                                    trustee of Holdings Trust I,
                                    22 Grenville Street,
                                    St. Helier, Jersey,
                                    Channel Islands
Common stock......................  Mourant & Co. Trustees Limited as      10 Shares          33 1/3%
                                    trustee of Holdings Trust II,
                                    22 Grenville Street,
                                    St. Helier, Jersey,
                                    Channel Islands
Common stock......................  Mourant & Co. Trustees Limited as      10 Shares          33 1/3%
                                    trustee of Holdings Trust III,
                                    22 Grenville Street,
                                    St. Helier, Jersey,
                                    Channel Islands

     Under its articles of association, Airplanes Limited pays an annual fixed cumulative preferential dividend of $4,500 (the "ANNUAL DIVIDEND AMOUNT") to the holders of its capital stock, but only when it has distributable profits which may lawfully be paid as dividends and provided that no event of default has occurred and is continuing.

     Mourant & Co. Trustees Limited, as trustee of each of the three charitable trusts, has agreed pursuant to a shareholders' agreement with Airplanes Limited and the indenture trustee not to transfer any part of the capital stock of Airplanes Limited without the prior written approval of the indenture trustee and all the directors of Airplanes Limited, unless the transferee is a trustee of a substantially identical charitable trust and enters into a substantially identical shareholders' agreement.

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five year period ended March 31, 2001 have been extracted or derived from the audited financial statements of Airplanes Group included elsewhere in this report, which have been audited by KPMG, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     The selected combined financial data set forth below combine the operating results, assets, liabilities and cash flows of Airplanes Limited and Airplanes Trust. The separate balance sheets, statements of operations, statements of changes in shareholders' deficit/net liabilities and statements of cash flows of Airplanes Limited and Airplanes Trust are contained in the financial statements included in "Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K." The directors of Airplanes Limited and the controlling trustees of Airplanes Trust believe that a combined presentation is most appropriate because:

     - the assets of Airplanes Limited and Airplanes Trust are managed on the basis of one combined aircraft fleet, and

     - each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

You should note that the notes and the guarantees comprise obligations of two different legal entities owning different assets. However, the notes and guarantees have been structured in the indentures to ensure that no payments are made on a junior class of notes or guarantees of Airplanes Trust before all amounts due and payable on a more senior class of notes or guarantees of Airplanes Limited have been paid, and no payments are made on a junior class of notes or guarantees of Airplanes Limited before all amounts due and payable on a more senior class of notes or guarantees of Airplanes Trust have been paid.

     Aircraft assets are stated on the "predecessor cost basis," that is, reflecting debis AirFinance Ireland's historical cost less accumulated depreciation. The difference between the predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of total shareholders' deficit in the combined balance sheet data.

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1997     1998     1999     2000     2001
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
REVENUES(2)
Aircraft leasing..................................  $ 604    $ 585    $ 526    $ 501    $ 471
Aircraft sales....................................     --       94      132        3       21
Other income......................................     --       --       --        1       --
EXPENSES
Cost of aircraft sold.............................     --      (90)    (118)      (1)     (14)
Depreciation and amortization.....................   (223)    (192)    (176)    (174)    (170)
Net interest expense(3)...........................   (383)    (411)    (428)    (468)    (536)
Bad and doubtful debts............................     --       --      (11)      (4)      (7)
Provision for loss making leases(4)...............     12       17       12        4      (17)
Other lease costs.................................   (112)    (118)     (83)     (74)     (83)
Selling general and administrative expenses.......    (38)     (38)     (35)     (34)     (35)
Tax benefit/(charge)..............................     10        3        3       (7)      20
                                                    -----    -----    -----    -----    -----
Net loss..........................................  $(130)   $(150)   $(178)   $(253)   $(350)
                                                    =====    =====    =====    =====    =====

COMBINED BALANCE SHEET DATA(1)

                                                               AS OF MARCH 31,
                                             ---------------------------------------------------
                                              1997       1998       1999       2000       2001
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Aircraft, net, and net investment in
  capital and sales type leases............  $ 3,731    $ 3,436    $ 3,128    $ 2,947    $ 2,759
  Total assets.............................    4,048      3,743      3,453      3,206      3,023
Indebtedness(3)............................   (4,397)    (4,078)    (3,842)    (3,636)    (3,495)
Provision for maintenance..................     (313)      (315)      (283)      (274)      (246)
  Total liabilities........................   (5,194)    (5,039)    (4,927)    (4,933)     5,100
Net liabilities............................   (1,146)    (1,296)    (1,474)    (1,727)    (2,077)

COMBINED STATEMENT OF CASH FLOWS(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1997     1998     1999     2000     2001
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Cash paid in respect of interest(3)...............  $ 265    $ 267    $ 223    $ 214    $ 210
Net cash provided by operating activities (after
  payment of interest)............................  $ 224    $ 214    $ 111    $ 181    $ 105
Net cash (used in)/provided by investing
  activities......................................     19      101      135        8       26
Net cash (used in)/provided by financing
  activities......................................   (238)    (322)    (240)    (210)    (137)
                                                    -----    -----    -----    -----    -----
Net increase/(decrease) in cash...................  $   5    $  (7)   $   6    $ (21)   $  (6)
                                                    =====    =====    =====    =====    =====

OTHER DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1997     1998     1999     2000     2001
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Deficiency of combined earnings after combined
  fixed charges(5)................................  $(140)   $(153)   $(181)   $(246)   $(370)

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Revenues include maintenance reserve receipts. See Note 14 to the financial statements.

(3) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the class E notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the class E notes for so long as the other classes of notes remain outstanding. Net interest expense is stated after crediting interest income of $17 million in 1997, $16 million in 1998, $14 million in 1999, $13 million in 2000 and $14 million in 2001.

(4) A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and interest attributable to the aircraft plus various direct costs attributable to the lease over its term.

(5) Deficiency of combined earnings after combined fixed charges represents the amount by which Airplanes Group's loss before income taxes and fixed charges exceeded fixed charges. Fixed charges consists of interest expense. Because our fixed charges exceeded earnings for all periods presented, a ratio of earnings to fixed charges is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. You should note that the notes and the guarantees comprise obligations of two different legal entities owning different assets. The directors and the controlling trustees believe that a combined discussion is the most appropriate basis of presentation because:

     - Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet, and

     - each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

The notes and guarantees have been structured in the indentures to ensure that no payments are made on a junior class of notes of Airplanes Trust or Airplanes Limited, as the case may be, before all amounts due and payable on a more senior class of notes of Airplanes Limited or Airplanes Trust, respectively, have been paid pursuant to the terms of the more senior classes of notes or the guarantees of these notes.

     Substantially all of Airplanes Group's future business is expected to consist of aircraft operating lease activities. Airplanes Group may also engage in aircraft sales subject to specified limitations and guidelines. Airplanes Group's revenues and operating cash flows are determined by a number of significant factors, including:

     - trading conditions in the civil aviation industry and, in particular, the market for aircraft on operating leases,

     - the mix, relative age and popularity of the various aircraft types in our portfolio, and

     - Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

     Except to the extent that the strength of the U.S. dollar against some local currencies may adversely affect the ability of some of our lessees who operate in those currencies to pay us, the effect of changes in currency rates on Airplanes Group is minimal because Airplanes Group conducts its business almost entirely in U.S. dollars.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

     Airplanes Group's results for the year ended March 31, 2001 reflected a continuation of difficult trading conditions for some of its lessees, along with an unfavorable market for some of its aircraft, in particular widebody aircraft, and increased levels of aircraft downtime. Overall, Airplanes Group generated $105 million in cash from operations in the year ended March 31, 2001, compared to $181 million in the year ended March 31, 2000. The decrease in cash generated from operations in the year ended March 31, 2001 is primarily attributable to a reduction in lease revenues due to a greater number of off-lease aircraft during the year ended March 31, 2001 and a smaller portfolio of aircraft due to prior aircraft sales. In addition, there was a net outflow of maintenance payments and a net increase in the level of receivables before write offs, as compared with the year ended March 31, 2000. This was partially offset by a cash receipt from GE Capital under the terms of the tax sharing agreement. There was a net loss after taxation for the year ended March 31, 2001 of $350 million (Airplanes
Limited: $333 million; Airplanes Trust: $17 million) compared to a net loss after taxation for the year ended March 31, 2000 of $253 million (Airplanes
Limited: $235 million; Airplanes Trust: $18 million). The increase in the net loss for the year ended March 31, 2001 was primarily attributable to additional interest being charged on accrued but unpaid class E note interest, a reduction in revenue due to aircraft downtime and provisions for loss making leases and bad debts.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from some of its lessees) for the year ended March 31, 2001 were $471 million (Airplanes Limited: $432 million; Airplanes Trust: $39 million) compared with $501 million (Airplanes Limited: $460 million; Airplanes
Trust: $41 million) for the year ended March 31, 2000. The decrease in 2001 was primarily attributable to the reduction in the number of aircraft on lease in the year ended March 31, 2001, increased levels of aircraft downtime (in particular, in respect of B767 aircraft), and, to a lesser extent, a smaller portfolio of aircraft due to prior aircraft sales. At March 31, 2001, Airplanes Group had 187 of its 193 aircraft on lease (Airplanes Limited: 171 aircraft; Airplanes Trust: 16 aircraft) compared to 193 of its 199 aircraft on lease (Airplanes Limited: 175 aircraft; Airplanes Trust: 18 aircraft) at March 31, 2000.

AIRCRAFT SALES

     Sales revenues of $21 million (Airplanes Limited: $8 million, Airplanes
Trust: $13 million) in respect of the sale of an airframe of one A300 aircraft, the sale of four engines from two A300 aircraft, the airframes of which had been sold separately, and the sale of two B737-200A aircraft were received in the year ended March 31,

2001. Sales revenues of $3 million (Airplanes Limited $3 million; Airplanes
Trust: $Nil) in respect of the sale of three aircraft, were received in the year ended March 31, 2000. The net book values of the aircraft sold were $14 million (Airplanes Limited: $4 million, Airplanes Trust: $10 million) in the year ended March 31, 2001 and $1 million (Airplanes Limited: $1 million; Airplanes Trust:
$Nil) in the year ended March 31, 2000.

DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 2001 amounted to $170 million (Airplanes Limited: $154 million; Airplanes Trust:
$16 million) which is comparable with $174 million (Airplanes Limited: $157 million; Airplanes Trust: $17 million) for the year ended March 31, 2000.

OTHER INCOME

     During the year ended March 31, 2000, Airplanes Group exercised an option to purchase shares in an airline. The option was granted under a lease which Airplanes Group acquired when it acquired its portfolio in 1996. The shares were subsequently sold, yielding a profit of $1 million.

NET INTEREST EXPENSE

     Net interest expense was $536 million (Airplanes Limited: $487 million; Airplanes Trust: $49 million) in the year ended March 31, 2001 compared to $468 million (Airplanes Limited: $425 million; Airplanes Trust: $43 million) in the year ended March 31, 2000. The increase in net interest expense was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $70 million and a higher interest rate on the notes, being offset by lower average debt in the year ended March 31, 2001.

     The weighted average interest rate on the class A, B, C and D notes (taking into account the interest rate swaps entered into by Airplanes Group) during the year ended March 31, 2001 was 7.6695% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $2,984 million. The class E notes accrue interest at a rate of 20% per annum, as adjusted to take account of changes to the U.S. consumer price index since March 28, 1996. The weighted average interest rate on the class A, B, C and D notes (also taking into account the interest rate swaps entered into by Airplanes Group) during the year ended March 31, 2000 was 6.73% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $3,160 million. The weighted average interest rate is effected by the continued paydown of the Class A and B notes with the Class C and D notes carrying a higher coupon.

     The difference between Airplanes Group's net interest expense of $536 million (Airplanes Limited: $487 million; Airplanes Trust: $49 million) and cash paid in respect of interest of $210 million (Airplanes Limited: $190 million; Airplanes Trust: $20 million) for the year ended March 31, 2001 is substantially accounted for by the fact that Airplanes Group accrued interest on the class E notes at a rate substantially higher than amounts paid in cash.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 2001, Airplanes Group earned interest income (including lessee default interest) of $14 million (Airplanes Limited: $14 million; Airplanes Trust: $Nil) compared with $13 million in the year ended March 31, 2000 (Airplanes Limited: $13 million; Airplanes Trust: $Nil).

     At March 31, 2001, Airplanes Group had options to enter into interest rate swaps ("SWAPTIONS") with a notional principal balance of $378 million.

BAD DEBT AND LOSS-MAKING LEASE PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2001, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to other carriers improved in the year. Overall, there was a net charge of $7 million in respect of bad and doubtful debts (Airplanes Limited: $5 million; Airplanes Trust: $2 million) in the year ended March 31, 2001, compared with an overall net charge of $4 million for the year ended March 31, 2000 (Airplanes Limited: $2 million; Airplanes Trust: $2 million). The net charge in the year ended March 31, 2001 was primarily as a result of provisions in respect of one Turkish lessee and one Colombian lessee.

     A lease agreement is deemed to be "loss making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes, excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the other classes of notes is repaid. This results in a significant number of leases being loss making while still being cash positive. In the year ended March 31, 2001, the significant loss making leases signed related to two B767 aircraft leased to a North American lessee, three B737-400 aircraft leased to two European lessees and on B737-400 aircraft leased to an Asian lessee. Consequently, there was an overall net charge of $17 million (Airplanes Limited: $17 million; Airplanes
Trust: $Nil) in respect of loss making leases in the year ended March 31, 2001, compared with the year ended March 31, 2000, where there was an overall net release of $4 million (Airplanes Limited: $3 million; Airplanes Trust: $1 million).

OTHER LEASE COSTS

     Other lease costs in the year ended March 31, 2001, comprising mainly amounts transferred to maintenance provisions and aircraft related technical expenditure, amounted to $83 million (Airplanes Limited: $81 million; Airplanes
Trust: $2 million) compared to other lease costs of $74 million (Airplanes
Limited: $71 million; Airplanes Trust: $3 million) in the year ended March 31, 2000. The increase in the year ended March 31, 2001 is attributable to an increased number of aircraft being remarketed, partially offset by a release of $10 million in relation to a continuing review of the adequacy of maintenance reserves when aircraft are re-leased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2001 amounted to $35 million (Airplanes Limited: $33 million; Airplanes Trust:
$2 million). This is a comparable expense to that incurred in the year ended March 31, 2000 of $34 million (Airplanes Limited: $31 million; Airplanes Trust:
$3 million).

     The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to the servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2001 include $23 million (Airplanes Limited: $21 million; Airplanes Trust: $2 million) relating to GECAS servicing fees, similar to the charge of $22 million for the year ended March 31, 2000.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2001 was $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to the administrative agent and the cash manager, similar to the charge of $9 million for the year ended March 31, 2000.

OPERATING LOSS

     The operating loss for the year ended March 31, 2001 was $370 million (Airplanes Limited: $341 million; Airplanes Trust: $29 million) compared with an operating loss of $246 million for the year ended March 31, 2000 (Airplanes
Limited: $220 million; Airplanes Trust: $26 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

TAXES

     There was a tax credit of $20 million (Airplanes Limited: $8 million; Airplanes Trust: $12 million) in the year ended March 31, 2001, as compared with a net charge of $7 million (Airplanes Limited: charge $15 million; Airplanes
Trust: credit of $8 million) for the year ended March 31, 2000. The release arises primarily in relation to a reduction in valuation allowances against the realizability of net operating losses.

NET LOSS

     The net loss after taxation for the year ended March 31, 2001 was $350 million (Airplanes Limited: $333 million; Airplanes Trust: $17 million) compared with a net loss after taxation for the year ended March 31, 2000 of $253 million (Airplanes Limited: $235 million; Airplanes Trust: $18 million).

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

     Airplanes Group's results for the year ended March 31, 2000 reflected a continuation of difficult trading conditions for some of its lessees, along with an unfavorable market for some of its aircraft, in particular, widebody aircraft. The net loss for the year ended March 31, 2000 was $253 million, compared to $178 million for the year ended March 31, 1999. The increase of $75 million was primarily attributable to a reduction in lease rentals of $25 million and an increase of $40 million in net interest expense due to additional interest being charged on accrued but unpaid class E note interest, partially offset by lower average debt outstanding. Profit on sales also reduced by $12 million. There was a decrease in the provision for bad debts of $7 million; a net decrease in the utilization of loss-making lease provisions of $8 million and there was a decrease in other lease costs of $9 million. Finally, there was an increase in the deferred tax charge of $10 million.

     Airplanes Group generated $181 million in cash from operations in the year ended March 31, 2000, compared to $111 million in the year ended March 31, 1999. The increase in cash generated from operations in the year to March 31, 1999 is primarily attributable to a reduction in the level of receivables of $11 million compared to an increase of $20 million in the year ended March 31, 1999. In addition, there was a reduction in the net outflow of maintenance revenues of $20 million, due largely to the acceleration of maintenance events in the year ended March 31, 1999 (including as a result of aircraft repossessions) in the amount of $15 million and the return of $7 million in maintenance reserves due to a Latin American lessee as a result of the restructuring of its leases. There was a reduction in the amount of cash paid as interest during the year ended March 31, 2000 of $27 million, as a result of lower average debt and due to the generation of $11 million in cash from the re-couponing or unwinding of Airplanes Group's swap portfolio. See "-- Interest Rate Sensitivity -- Interest Rate Risk and Management" below for a further description of this re-couponing and unwinding of our swap portfolio. These factors were somewhat offset by a reduction of $25 million in leasing revenues, which arose due to aircraft sales and an increased level of aircraft downtime, particularly in respect of some B767 aircraft.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from some of its lessees) for the year ended March 31, 2000 were $501 million (Airplanes Limited: $460 million; Airplanes Trust: $41 million) compared with $526 million (Airplanes Limited: $484 million; Airplanes
Trust: $42 million) for the year ended March 31, 1999. The decrease of $25 million consists of $20 million in lease rentals and $5 million in maintenance billings. The decrease of $20 million in lease rentals arises primarily from $4 million foregone as a result of aircraft sales and $14 million resulting from a higher level of downtime. At March 31, 2000, Airplanes Group had 193 of its 199 aircraft on lease (Airplanes Limited: 175 aircraft; Airplanes Trust: 18 aircraft) compared to 201 of its 202 aircraft on lease (Airplanes Limited: 184 aircraft; Airplanes Trust: 18 aircraft) at March 31, 1999.

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

OTHER INCOME

     During the year to March 31, 2000, Airplanes Group exercised an option to purchase shares in an airline. The option was granted under a lease which Airplanes Group acquired when it acquired its portfolio in 1996. The shares were subsequently sold, yielding a profit of $1 million.

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

NET INTEREST EXPENSE

     Net interest expense was $468 million (Airplanes Limited: $425 million; Airplanes Trust: $43 million) in the year ended March 31, 2000 compared to $428 million (Airplanes Limited: $388 million; Airplanes Trust: $40 million) in the year ended March 31, 1999. The increase of $40 million in net interest expense was primarily due to additional interest charged on accrued but unpaid class E note interest of $57 million, offset by reduced interest on the class A, B, C and D notes due to a lower average level of debt.

     The weighted average interest rate on the class A, B, C and D notes during the year to March 31, 2000 was 6.73% and the average debt in respect of the class A, B, C and D notes outstanding during that year was $2,395 million. The class E notes accrue interest at a rate of 20% per annum as adjusted to take account of changes to the U.S. consumer price index, since March 28, 1996. The weighted average interest rate on the class A, B, C, and D notes during the year ended March 31, 1999 was 6.73% and the average debt in respect of the class A, B, C, and D notes outstanding during that year was $3,346 million. LIBOR in the year ended March 31, 2000 was comparable to the year ended March 31, 1999 and the weighted average interest rate on the class A, B, C and D notes remained constant during the year ended March 31, 2000 as compared to the year ended March 31, 1999.

     For the year ended March 31, 2000, the difference in Airplanes Group's net interest expense of $468 million (Airplanes Limited: $425 million; Airplanes
Trust: $43 million) and cash paid in respect of interest of $214 million (Airplanes Limited: $193 million; Airplanes Trust: $21 million) is substantially accounted for by the fact that Airplanes Group accrued interest on the class E notes at a rate substantially higher than amounts paid in cash in the year ended March 31, 2000.

     Net interest expense is stated after deducting interest income earned during the relevant year. In the year ended March 31, 2000, Airplanes Group earned interest income (including lessee default interest) of $13 million (Airplanes Limited: $13 million; Airplanes Trust: $Nil) compared with $14 million in the year ended March 31, 1999 (Airplanes Limited: $14 million; Airplanes Trust: $Nil). The decrease is primarily as a result of lower average cash balances in the year to March 31, 1999.

     At March 31, 2000, Airplanes Group had swaptions with a notional principal balance of $289 million. During the year ended March 31, 2000, the value of the swaptions decreased by approximately $1 million as swap rates increased. As swaptions do not qualify for hedge accounting under U.S. GAAP, the decrease in fair value of $1 million has been included in net interest expense in the statement of operations.

BAD DEBT AND LOSS-MAKING LEASE PROVISIONS

     There was a net charge of $4 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes Trust: $2 million) in the year ended March 31, 2000, compared with a net charge for the year ended

March 31, 1999 of $11 million (Airplanes Limited: $9 million; Airplanes Trust:
$2 million). Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. A number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2000, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, while the arrears with regard to certain other carriers reduced in the year. The overall net charge in 2000 was primarily as a result of provisions required in respect of one Colombian lessee, one Israeli lessee, one Philippine lessee and one Irish lessee, which were partially offset by a reduction in the provisions required in respect of two Brazilian lessees.

     The only significant loss making leases signed in the year to March 31, 2000 were in respect of two Fokker 100 aircraft leased to a Brazilian lessee, one B737-200A aircraft leased to an Asian lessee and one B737-200A aircraft leased to a European lessee. Consequently, there was an overall net utilization of $4 million (Airplanes Limited: $3 million; Airplanes Trust: $1 million) in respect of loss making lease provisions in the year ended March 31, 2000, compared with the year to March 31, 1999, where there was an overall net utilization of $12 million (Airplanes Limited: $10 million; Airplanes Trust: $2 million). The provision required in the year ended March 31, 1999 was primarily required in respect of one B767 aircraft on lease to a Latin American lessee and one A320 aircraft on lease to a Canadian lessee.

OTHER LEASE COSTS

     Other lease costs in the year ended March 31, 2000 amounted to $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million) compared to other lease costs of $14 million (Airplanes Limited: $13 million; Airplanes Trust: $1 million) in the year ended March 31, 1999. The decrease in other lease costs of $9 million relate primarily to a release of $11 million of maintenance reserves following a continuing review of the adequacy of maintenance reserves, when aircraft are re-leased. There was a release of $9 million withholding tax provisions in the year ended March 31, 1999, following updated advice that they were no longer required for certain jurisdictions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2000 amounted to $34 million (Airplanes Limited: $31 million; Airplanes Trust:
$3 million). This is a comparable expense to that incurred in the year to March 31, 1999 of $35 million (Airplanes Limited: $32 million; Airplanes Trust: $3 million).

     The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to the servicing agreement. Selling, general and administrative expenses of $34 million in the year to March 31, 2000 includes $22 million (Airplanes Limited: $20 million; Airplanes Trust:
$2 million) relating to GECAS servicing fees, comparable with the $24 million incurred in the year to March 31, 1999 (Airplanes Limited: $22 million; Airplanes Trust: $2 million).

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2000 was $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to the administrative agent and cash manager, in line with the charge of $9 million for the year to March 31, 1999.

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

TAXES

     There was an overall tax charge of $7 million (Airplanes Limited: $15 million; Airplanes Trust: tax benefit of $8 million) in the year ended March 31, 2000, as compared with an overall tax benefit of $3 million in the year ended March 31, 1999 (Airplanes Limited: $3 million; Airplanes Trust: $Nil). The increase in deferred tax arises as a result of the enactment of a 12.5% corporation tax rate in Ireland applicable to Airplanes Limited's Irish subsidiaries after December 31, 2005. This has been partially offset by a tax benefit of $8 million resulting from the utilization by GE of the current year losses of AeroUSA and AeroUSA 3 for which GE has compensated Airplanes Trust pursuant to the tax sharing agreement.

NET LOSS

     The net loss after taxation for the year ended March 31, 2000 was $253 million (Airplanes Limited: $235 million; Airplanes Trust: $18 million) compared with a net loss after taxation for the year ended March 31, 1999 of $178 million (Airplanes Limited: $165 million; Airplanes Trust: $13 million).

FINANCIAL RESOURCES AND LIQUIDITY

     Our primary source of liquidity is rental payments made by lessees under the leases. Our principal uses of cash rental payments are expenses related to the aircraft and their servicing, corporate expenses and the payment of interest, principal and any premium on indebtedness. See "-- Indebtedness" for more information regarding our outstanding debt.

     Airplanes Group's cash balances at March 31, 2001 amounted to $197 million (Airplanes Limited: $191 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 2000 of $203 million (Airplanes Limited: $197 million; Airplanes Trust: $6 million). This represented a decrease of $6 million in the cash balances for the year ended March 31, 2001, compared with a net decrease in the cash balances of $21 million for the year ended March 31, 2000.

     Under the terms of Airplanes Group's indebtedness, we are required to maintain cash balances, which we refer to as the "LIQUIDITY RESERVE AMOUNT," equal to (1) the amount of security deposits ($37 million at March 31, 2001),
(2) a maintenance reserve and (3) a miscellaneous reserve amount. See "-- The Accounts -- Liquidity Reserve Amount" for circumstances under which these amounts may be increased or decreased. The terms of Airplanes Group's indebtedness restrict the use of this cash so that it is generally not available to service debt. The liquidity reserve amount has been determined largely based on an analysis of historical experience, assumptions regarding Airplanes Group's future performance and the frequency and cost of certain contingencies in respect of the aircraft. It is intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing liens, complying with ADs and repossessing and re-leasing aircraft.

     In analyzing the future impact of costs, assumptions have been made regarding their frequency and amount based on historical experience. There can be no assurance, however, that historical experience will prove to be relevant or that actual cash received by Airplanes Group will not be significantly less than that assumed. Any significant variation may materially adversely affect our ability to make payments of interest and principal on the notes.

     During future years, we may have to incur unusually high cash expenditures for the purpose of airframe and engine overhauls and complying with new regulatory requirements for aircraft operating in Europe and North America. Depending on their level and timing, these payments could adversely affect our ability to make certain principal payments on the notes since aircraft expenses rank ahead of payments on the notes.

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

     Net cash provided by operating activities in the year ended March 31, 2001 amounted to $105 million (Airplanes Limited: $105 million; Airplanes Trust:
$Nil) compared with $181 million in the year ended March 31, 2000 (Airplanes
Limited: $163 million; Airplanes Trust: $18 million). This includes cash paid in respect of interest of $210 million in the year ended March 31, 2001 (Airplanes
Limited: $190 million; Airplanes Trust: $20 million) compared with the $214 million in the year ended March 31, 2000 (Airplanes Limited: $193 million; Airplanes Trust: $21 million). The decrease in cash provided by operating activities in the year ended March 31, 2001 is primarily attributable to the number and type of off-lease aircraft during the year ended March 31, 2001 and a reduction in lease revenues due to previous aircraft sales. In addition, in the year ended March 31, 2001 there was a net increase in the level of receivables balances before write offs, as compared to the year ended March 31, 2000 when there was a reduction in receivables.

     There was a reduction in the amount of cash paid as interest during the year ended March 31, 2001 of $4 million, as a result of lower average debt but partially offset by a higher average interest rate. These factors were somewhat offset by a reduction of $30 million in leasing revenues, which arose due to aircraft sales and an increased level of aircraft downtime.

INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities in the year ended March 31, 2001, reflect the cash provided by capital and sales type leases which was $7 million (Airplanes Limited: $7 million; Airplanes Trust: $Nil) comparable to the year ended March 31, 2000. In the year ended March 31, 2001, Airplanes Group also received net sales proceeds of $19 million (Airplanes Limited: $6 million; Airplanes Trust: $13 million).

     Cash flows from financing activities in the year ended March 31, 2001, primarily reflect the repayment of $137 million of principal on the subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $124 million; Airplanes Trust: $13 million) compared with $210 million of principal repaid on the subclass A-6, class B and C notes by Airplanes Group (Airplanes Limited:
$192 million; Airplanes Trust: $18 million) in the year ended March 31, 2000. The decrease in principal repayments in the year ended March 31, 2001 as compared to the year ended March 31, 2000, is due to a decrease in cash provided by operating activities as discussed above.

INDEBTEDNESS

     Airplanes Group's outstanding indebtedness consisted of class A, B, C, D and E notes in the amount of $3,509 million (Airplanes Limited: $3,194 million; Airplanes Trust: $315 million) at March 31, 2001 and $3,647 million (Airplanes
Limited: $3,323 million; Airplanes Trust: $324 million) at March 31, 2000. Airplanes Group had $591 million of class E notes outstanding at March 31, 2001 and 2000. The terms of each subclass of notes, including the outstanding principal amount as of March 15, 2001, and estimated fair market value as of March 31, 2001, are as follows:

                               OUTSTANDING                                                 ESTIMATED
                                PRINCIPAL            ANNUAL                               FAIR MARKET
CLASS OR SUBCLASS OF           AMOUNT AS OF       INTEREST RATE          FINAL            VALUE AS OF
CERTIFICATES AND NOTES        MARCH 15, 2001    (PAYABLE MONTHLY)    MATURITY DATE     MARCH 31, 2001(1)
----------------------        --------------    -----------------    --------------    -----------------
                               ($ MILLIONS)                                              ($ MILLIONS)
Subclass A-6................      445.4         LIBOR+0.340%         March 15, 2019          445.2
Subclass A-8................      700.0         LIBOR+0.375%         March 15, 2019          698.3
Subclass A-9(2).............      750.0         LIBOR+0.550%         March 15, 2019          748.8
Class B.....................      278.3         LIBOR+0.750%         March 15, 2019          270.8
Class C.....................      349.8         8.150%               March 15, 2019          335.6
Class D.....................      395.1         10.875%              March 15, 2019          268.7
Class E (notes only)(3).....      591.2         20.000%              March 15, 2019             --

---------------

(1) Based on the outstanding principal amounts as of March 31, 2001, which, in the case of the subclass A-6 notes, was $445.4 million and, in the case of the class B notes, was $278.3 million.

(2)  The subclass A-9 certificates were issued on March 15, 2001.

(3) The annual interest rate on the class E notes is adjusted by reference to changes in the U.S. Consumer Price Index since March 28, 1996. As of March 15, 2001, the annual interest rate on the class E notes was 22.0%. Except for the class E minimum interest amount and supplemental interest amount, payable at 1% and 10% per annum respectively, no principal or interest is payable on the class E notes until the more senior classes of notes have all been paid in full. As of March 15, 2001, the accrued and unpaid class E minimum interest amount and supplemental interest amount was $1,054 million.

     In order to repay principal on the subclass A-8 notes on their expected final payment date (March 15, 2003) and avoid step-up interest, Airplanes Group expects that it will have to refinance the subclass A-8 certificates in the capital markets.

                       AIRPLANES GROUP CASH FLOW ANALYSIS

     The financial information set forth in this Airplanes Group Cash Flow Analysis, which was not prepared in accordance with U.S. GAAP, shows the cash receipts and payments of Airplanes Group for the two month period from March 10, 2001 to May 15, 2001 (the "TWO MONTH PERIOD") and the thirty-six month period from March 11, 1998 to March 15, 2001 (the "THIRTY-SIX MONTH PERIOD").

COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2001 BASE CASE FOR THE TWO MONTH PERIOD FROM MARCH 10, 2001 TO MAY 15, 2001.

     The March 8, 2001 Offering Memorandum (the "OFFERING MEMORANDUM") for the 2001 refinancing certificates contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 BASE CASE").

     The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments of Airplanes Group for the Two Month Period. You should read this discussion in conjunction with the analysis under "-- Airplanes Cash Flow Performance for the Period from March 10, 2001 to May 15, 2001 (2 Months) Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows."

CASH COLLECTIONS

     "TOTAL CASH COLLECTIONS" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Two Month Period, Airplanes Group generated approximately $72.6 million in Total Cash Collections, $3.8 million more than the Total Cash Collections contemplated by the 2001 Base Case. This difference is due to a combination of the factors set out below. The numbers in square brackets below refer to the line item number in the analysis under "-- Airplanes Cash Flow Performance for the Period from March 10, 2001 to May 15, 2001 (2 Months) Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows."

[2]  RENEGOTIATED LEASES

     "RENEGOTIATED LEASES" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Two Month Period, the amount of revenue loss attributed to Renegotiated Leases was $Nil, as compared to $Nil assumed in the 2001 Base Case.

[3]  RENTAL RESETS, INCLUDING INTEREST RATE ADJUSTMENTS FOR FLOATING RATE LEASES

     "RENTAL RESETS" is a measure of the loss in rental revenue when new lease rates are different than those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases. Rental Resets amounted to $2.4 million in the Two Month Period, as compared to $Nil assumed in the 2001 Base Case.

[5]  CONTRACTED LEASE RENTALS

     "CONTRACTED LEASE RENTALS" represents the current contracted lease rental rollout, which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Two Month Period, Contracted Lease Rentals were $68.8 million, which was $2.4 million less than that assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]  MOVEMENT IN CURRENT ARREARS BALANCE

     "CURRENT ARREARS" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net reduction of $2.6 million in the Current Arrears balance over the Two Month Period, compared to $Nil assumed in the 2001 Base Case.

[7]  NET STRESS-RELATED COSTS

     "NET STRESS-RELATED COSTS" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.8% of the 2001 Base Case Lease Rentals in the Two Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.2% of the 2001 Base Case Lease Rentals. For the Two Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $5.0 million (7.0% of Lease Rentals) compared to the $3.7 million outflow assumed in the 2001 Base Case, a variance of $1.3 million that is due to the following five factors described in items [8] to [12] below.

[8]  BAD DEBTS

     "BAD DEBTS" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. They amounted to $2.7 million (3.8% of Lease Rentals) for the Two Month Period, $2.0 million more than the 2001 Base Case assumption of $0.7 million (1.0% of Lease Rentals). Actual Bad Debts related to two lessees.

[9]  DEFERRED ARREARS BALANCE

     "DEFERRED ARREARS BALANCE" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Two Month Period, Airplanes Group received payments totalling $0.9 million in accordance with these restructurings. Payments totalling $0.6 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10]  AIRCRAFT ON GROUND ("AOG")

     AOG is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease and non-revenue earning. In the Two Month Period, the amount of revenue lost attributed to AOG was $1.5 million (2.1% of Lease Rentals), as compared to $3.0 million under the 2001 Base Case, and relates to 6 aircraft which were off-lease at different times during this period. At March 31, 2001, six aircraft were AOG.

[11]  OTHER LEASING INCOME

     "OTHER LEASING INCOME" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Two Month Period, Other Leasing Income amounted to $0.2 million, as compared to $Nil assumed under the 2001 Base Case.

[12]  REPOSSESSION COSTS

     "REPOSSESSION COSTS" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Two Month Period, Airplanes Group incurred Repossession Costs totalling $1.8 million (2.6% of Lease Rentals), relating to 5 aircraft, as compared to $0.6 million under the 2001 Base Case.

[14]  NET LEASE RENTALS

     "NET LEASE RENTALS" is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-Related Costs. In the Two Month Period, Net Lease Rentals amounted to $66.4 million, $1.1 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15]  INTEREST EARNED

     "INTEREST EARNED" relates to interest received on cash balances held in the Collection and Expense Accounts, which are described in greater detail in "Description of Securities -- The Accounts." In the Two Month Period, interest earned amounted to $1.6 million, $0.3 million more than that assumed in the 2001 Base Case. The difference is due to a combination of two offsetting factors: (1) the intra-month cash balances in the Collection Account and Expense Account were higher than contemplated in the 2001 Base Case and (2) the average actual reinvestment rate for the Two Month Period was 5.0% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]  AIRCRAFT SALES

     Since March 9, 2001, Airplanes Group has received net sales proceeds of $5.2 million in respect of the sale of one B737-200A aircraft (final bullet payment on finance lease), which was not anticipated in the 2001 Base Case until a subsequent period, and the sale of one engine relating to one A300B4-100 aircraft (airframe and other engine were previously sold), which was not anticipated in the 2001 Base Case.

[17]  NET MAINTENANCE

     "NET MAINTENANCE" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Two Month Period, Net Maintenance costs of $0.7 million were incurred. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. The negative maintenance cashflow performance is primarily due to the acceleration of maintenance events due to aircraft repossessions and a greater than expected incidence of maintenance events in the Two Month Period.

CASH EXPENSES

     "TOTAL CASH EXPENSES" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Two Month Period, Total Cash Expenses were $8.4 million compared to $9.2 million assumed in the 2001 Base Case, a positive variance of $0.8 million. A number of offsetting factors discussed below have given rise to this.

     "AIRCRAFT OPERATING EXPENSES" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]  RE-LEASING AND OTHER OVERHEAD COSTS

     "RE-LEASING AND OTHER OVERHEAD COSTS" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Two Month Period, these costs amounted to $2.1 million (or 2.9% of Lease Rentals) compared to $3.6 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

     SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21]  AIRCRAFT SERVICER FEES

     The "AIRCRAFT SERVICER FEES" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Two Month Period, the total Aircraft Servicer Fees paid were $5.2 million, $1.1 million more than assumed in the 2001 Base Case, principally as a result of the timing of payment of the minimum incentive fee.

     Aircraft Servicer Fees consist of:

                                                                $ MILLIONS
                                                                ----------
Retainer Fee................................................       3.5
Minimum Incentive Fee.......................................       1.5
Core Cash Flow/Sales Incentive Fee..........................       0.2
                                                                   ---
Total Aircraft Servicer Fees................................       5.2
                                                                   ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]  OTHER SERVICER FEES AND OTHER OVERHEADS

     "OTHER SERVICER FEES AND OTHER OVERHEADS" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisors, legal advisors and accountants, and to the directors. In the Two Month Period, Other Servicer Fees and Other Overheads amounted to $1.1 million, $0.4 million less than an assumed expense of $1.6 million in the 2001 Base Case.

NET CASH COLLECTIONS

     "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments, each as defined below.

[29]  REDUCTION IN LIQUIDITY RESERVE

     On February 20, 2001, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust approved a reduction of the miscellaneous reserve amount from $40 million to $Nil as of March 15, 2001. The $40 million made available from this reduction of the miscellaneous reserve amount was applied to reduce the outstanding class A principal adjustment amount in the Two Month Period.

[30]  INTEREST PAYMENTS

     In the Two Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $32.2 million, which is $0.4 million lower than the 2001 Base Case as a result of a slightly lower than expected level of average interest rates. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate was 5.1%.

     In the Two Month Period, there was a suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31]  SWAP PAYMENTS

     Airplanes Group had net swap payments of $3.7 million during the Two Month Period compared with $3.0 million assumed in the 2001 Base Case. Included in the net swap payments of $3.7 million for the Two Month Period are net payments of $0.5 million in respect of the minimum hedge payments in the Two Month Period.

[33]  PRINCIPAL PAYMENTS

     In the Two Month Period, total principal payments amounted to $65.9 million (comprising $63.5 million on the class A notes and $2.4 million on the class B notes), $1.9 million more than assumed in the 2001 Base Case.

     Applying the declining value assumptions to the original March 1996 appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,389.4 million at May 15, 2001. Our portfolio is appraised annually and the most recent appraisal dated January 31, 2001, which was effective from the February 2001 payment date, valued our portfolio at $3,130.5 million. Applying the declining value assumptions to this appraisal, the total appraised value was $3,073.7 million at May 15, 2001.

     As a consequence of the cumulative excess decline in appraised values experienced in the period from March 1996 to May 2001, combined with overall cash performance during that period, Airplanes Group's available cash flows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amounts in April 1998 and May 1998 and from February 1999 to May 2001. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, some of the scheduled principal payments on the class C and D notes have been deferred on some payment dates during these periods. In particular, an adverse movement in cashflow performance in the thirteen month period from the April 2000 payment date to the May 2001 payment date which arose due to the factors described above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," together with the cumulative decline in appraised values to date, resulted in available cashflows not being sufficient to pay all of the class A principal adjustment amounts in the thirteen month period. As a result, no payments of the class C and D scheduled principal amounts were made in that thirteen month period. Consequently, total deferrals of class C and class D scheduled principal amounts amounted to $17.3 million and $8.3 million, respectively, as of May 15, 2001. The class E minimum interest amount was also suspended during the Two Month Period (refer to Item 30 above). The principal adjustment amount outstanding was $11.4 million on the class A notes as of May 15, 2001.

     The continued payment of class A principal adjustment amount will result in the continued reallocation of cashflows in favour of the class A notes until such time as the class A Target Loan to Value Ratio has been restored. Accordingly, payments of the class C and D scheduled principal amounts will continue to be deferred and the current suspension of payments of the class E minimum interest amount will also continue. There can be no assurance that cash collections will be sufficient to restore this ratio in the foreseeable future.

NOTE                                REPORT LINE NAME                                   DESCRIPTION
----                     ---------------------------------------    -------------------------------------------------
[1]                      CASH COLLECTIONS
                         Lease Rentals                              Assumptions as per the 2001 Base Case
[2]                      Renegotiated Leases                        Change in contracted rental cash flow caused by a
                                                                    renegotiated lease
[3]                      Rental Resets                              Re-leasing events where new lease rate deviated
                                                                    from the 2001 Base Case
[4]                      Other
[5] (SIGMA)[1]...[4]     CONTRACTED LEASE RENTALS                   Current Contracted Lease Rentals due as at the
                                                                    latest Calculation Date
[6]                      Movement in Current Arrears Balance        Current Contracted Lease Rentals not received as
                                                                    at the latest Calculation Date, excluding Bad
                                                                    Debts
[7]                      Less Net Stress related Costs
[8]                      Bad Debts                                  Arrears owed by former lessees and deemed
                                                                    irrecoverable
[9]                      Deferred Arrears Balance                   Current arrears that have been capitalised and
                                                                    restructured as a Note Payable
[10]                     AOG                                        Loss of rental due to an aircraft being off-lease
                                                                    and non-revenue earning
[11]                     Other Leasing Income                       Includes lease termination payments, rental
                                                                    guarantees and late payments charges
[12]                     Repossession                               Legal and technical costs incurred in
                                                                    repossessing aircraft
[13] (SIGMA)[8]...[12]   Sub-total
[14] [5]+[6]+[13]        NET LEASE RENTALS                          Contracted Lease Rentals less Movement in Current
                                                                    Arrears Balance and Net Stress-related costs
[15]                     Interest Earned                            Interest earned on monthly cash balances
[16]                     Aircraft Sales                             Proceeds, net of fees and expenses, from the sale
                                                                    of aircraft
[17]                     Net Maintenance                            Maintenance Revenue Reserve received less
                                                                    reimbursements to lessees
[18]                     Other Receipts

NOTE                                REPORT LINE NAME                                   DESCRIPTION
----                     ---------------------------------------    -------------------------------------------------
[19] (SIGMA)[14]...[18]
[18]                     Total Cash Collections                     Net Lease Rentals + Interest Earned + Aircraft
                                                                    Sales + Net Maintenance + Other Receipts
                         CASH EXPENSES
                         Aircraft Operating Expenses                All operational costs related to the leasing of
                                                                    aircraft
[20]                     Releasing and Other Overheads SG&A         Costs associated with transferring an aircraft
                         Expenses                                   from one lessee to another, costs of insurance
                                                                    and other lessee-related overheads
[21]                     Aircraft Servicer Fees                     Monthly and annual fees paid to the servicer
                         Retainer Fee                               Fixed amount per month per aircraft
                         Minimum Incentive Fee                      Minimum annual fee paid to Servicer for
                                                                    performance above an annually agreed target
                         Core Cash Flow/Sales Incentive Fee         Fees (in excess of Minimum Incentive Fee above)
                                                                    paid to the Servicer for performance above an
                                                                    annually agreed target/on sale of an aircraft
[22] [21]                Sub-total
[23]                     Other Servicer Fees and Other Overheads    Administrative agent, trustee and professional
                                                                    fees paid to other service providers and other
                                                                    overheads
[24] [22]+[23]           Sub-total
[25] [20]+[24]           Total Cash Expenses                        Aircraft Operating Expenses + SG&A Expenses
                         NET CASH COLLECTIONS
[26] [19]                Total Cash Collections                     Line 19 above
[27] [25]                Total Cash Expenses                        Line 25 above
[28]                     Movement in Expense Account                Relates to reduction in accrued expense amounts
[29]                     Reduction in Liquidity Reserve             Reduction of the miscellaneous reserve amount
                                                                    from $40m to $Nil
[30]                     Interest Payments                          Interest paid on all outstanding debt
[31]                     Swap payments                              Net swap payments (paid)/received
[32] (SIGMA)[26]...[31]  Total
[33]                     PRINCIPAL PAYMENTS                         Principal payments on debt

     AIRPLANES CASH FLOW PERFORMANCE FOR THE PERIOD FROM MARCH 10, 2001 TO
            MAY 15, 2001 (2 MONTHS) COMPARISON OF ACTUAL CASH FLOWS
                        VERSUS 2001 BASE CASE CASH FLOWS

                                                                                            % OF LEASE RENTALS UNDER
                                                                                               THE 2001 BASE CASE
                                                                                          -----------------------------
                                                                     2001                            2001
                                                         ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                         -------   ---------   --------   ------   ---------   --------
             CASH COLLECTIONS
1            Lease Rentals.............................     71.2       71.2         0.0   100.0%     100.0%       0.0%
2            -- Renegotiated Leases....................      0.0        0.0         0.0     0.0%       0.0%       0.0%
3            -- Rental Resets..........................     (2.4)       0.0        (2.4)   (3.4%)      0.0%      (3.4%)
4            -- Other..................................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                         -------    -------    --------   -----      -----     ------
5    1-4     CONTRACTED LEASE RENTALS..................     68.8       71.2        (2.4)   96.6%     100.0%      (3.4%)
6            Movement in Current Arrears...............      2.6        0.0         2.6     3.7%       0.0%       3.7%
             Balance
7            less Net Stress Related Costs
8            -- Bad Debts..............................     (2.7)      (0.7)       (2.0)   (3.8%)     (1.0%)     (2.8%)
9            -- Deferred Arrears Balance...............      0.9        0.6         0.3     1.2%       0.8%       0.4%
10           -- AOG....................................     (1.5)      (3.0)        1.6    (2.1%)     (4.2%)      2.2%
11           -- Other Leasing Income...................      0.2        0.0         0.2     0.2%       0.0%       0.2%
12           -- Repossession...........................     (1.8)      (0.6)       (1.3)   (2.6%)     (0.8%)     (1.8%)
                                                         -------    -------    --------   -----      -----     ------
13   8-12    Sub-total.................................     (5.0)      (3.7)       (1.3)   (7.0%)     (5.2%)     (1.8%)
14   5+6+13  NET LEASE RENTAL..........................     66.4       67.5        (1.1)   93.3%      94.8%      (1.5%)
15           Interest Earned...........................      1.6        1.3         0.3     2.3%       1.9%       0.4%
16           Aircraft Sales............................      5.2        0.0         5.2     7.3%       0.0%       7.3%
17           Net Maintenance...........................     (0.7)       0.0        (0.7)   (0.9%)      0.0%      (0.9%)
18           Other Receipts............................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                         -------    -------    --------   -----      -----     ------
19   14-18   TOTAL CASH COLLECTIONS....................     72.6       68.8         3.8   102.0%      96.6%       5.3%
                                                         =======    =======    ========   =====      =====     ======
             CASH EXPENSES
             Aircraft Operating Expenses
20           -- Re-leasing and other overheads.........     (2.1)      (3.6)       (1.5)   (2.9%)     (5.0%)      2.1%
             SG&A Expenses
21           Aircraft Servicer Fees
             -- Retainer Fee...........................     (3.5)      (3.8)        0.3    (4.9%)     (5.3%)      0.4%
             -- Minimum Incentive Fee..................     (1.5)      (0.3)       (1.3)   (2.1%)     (0.4%)     (1.8%)
             -- Core Cashflow/Sales Incentive Fee......     (0.2)       0.0        (0.2)   (0.2%)      0.0%      (0.2%)
                                                         -------    -------    --------   -----      -----     ------
22   21      Sub-total.................................     (5.1)      (4.0)       (1.1)   (7.2%)     (5.6%)     (1.6%)
23           Other Servicer Fees.......................     (1.1)      (1.6)        0.4    (1.6%)     (2.2%)      0.6%
                                                         -------    -------    --------   -----      -----     ------
24   22+23   Sub-total.................................     (6.3)      (5.6)       (0.7)   (8.8%)     (7.8%)     (1.0%)
                                                         =======    =======    ========   =====      =====     ======
25   24+20   TOTAL CASH EXPENSES.......................     (8.4)      (9.2)        0.8   (11.7%)    (12.9%)      1.1%
                                                         =======    =======    ========   =====      =====     ======
             NET CASH COLLECTIONS
26   19      Total Cash Collections....................     72.6       68.8         3.8   102.0%      96.6%       5.3%
27   25      Total Cash Expenses.......................     (8.4)      (9.2)        0.8   (11.7%)    (12.9%)      1.1%
28           Movement in Expense Account...............     (2.4)       0.0        (2.4)   (3.4%)      0.0%      (3.4%)
29           Reduction in Liquidity Reserve............     40.0       40.0         0.0    56.2%      56.2%      (0.0%)
30           Interest Payments.........................    (32.2)     (32.6)        0.3   (45.3%)    (45.7%)      0.5%
31           Swap Payments.............................     (3.7)      (3.0)       (0.7)   (5.2%)     (4.2%)     (1.0%)
                                                         -------    -------    --------   -----      -----     ------
32   26-31   TOTAL.....................................     65.9       64.1         1.9    92.5%      90.0%       2.5%
                                                         =======    =======    ========   =====      =====     ======
33           Principal Payments
             Subclass A-6..............................     63.5       62.1         1.3    89.1%      87.3%       1.8%
             Subclass B................................      2.4        1.9         0.5     3.4%       2.7%       0.7%
                                                         -------    -------    --------   -----      -----     ------
             Total.....................................     65.9       64.1         1.9    92.5%      90.0%       2.5%
                                                         =======    =======    ========   =====      =====     ======
             Debt Balances at May 15, 2001
             Subclass A-6..............................    382.0      383.3        (1.3)
             Subclass A-8..............................    700.0      700.0         0.0
             Subclass A-9..............................    750.0      750.0         0.0
             Subclass B................................    275.9      276.4        (0.5)
             Subclass C................................    349.8      349.8         0.0
             Subclass D................................    395.1      395.1         0.0
                                                         -------    -------    --------
                                                         2,852.8    2,854.6        (1.9)
                                                         =======    =======    ========

                                                  MAR-01                                 2001
                                                 CLOSING              ACTUAL           BASE CASE
                                                 -------              ------           ---------
                                                    $M                  $M                $M
     NET CASH COLLECTIONS................                               65.9               64.1
     Add Back Interest and Swap                                         35.9               35.6
     Payments............................
                                                                     -------            -------
a    Net Cash Collections (excl. interest                              101.8               99.6
     and swap payments)..................
                                                                     =======            =======
b    Swaps...............................                                3.7                3.0
c    Class A Interest....................                               17.6               17.9
d    Class A Minimum.....................                                0.0                0.0
e    Class B Interest....................                                2.8                2.8
f    Class B Minimum.....................                                2.4                1.9
g    Class C Interest....................                                4.8                4.8
h    Class D Interest....................                                7.2                7.2
i    Class A Principal Adjustment........                               63.5               62.1
j    Class C Scheduled...................                                0.0                0.0
k    Class D Scheduled...................                                0.0                0.0
l    Permitted Aircraft Modifications....                                0.0                0.0
m    Step-up Interest....................                                0.0                0.0
n    Class E Minimum Interest............                                0.0                0.0
o    Class B Supplemental................                                0.0                0.0
p    Class A Supplemental................                                0.0                0.0
                                                                     -------            -------
     Total...............................                              101.8               99.6
                                                                     =======            =======
(1)  INTEREST COVERAGE RATIO
     Class A.............................                                4.8                4.8  = a/(b+c)
     Class B.............................                                4.2                4.2  = a/(b+c+d+e)
     Class C.............................                                3.3                3.3  = a/(b+c+d+e+f+g)
     Class D.............................                                2.7                2.7  = a/(b+c+d+e+f+g+h)
(2)  DEBT COVERAGE RATIO
     Class A.............................                                4.8                4.8  = a/(b+c+d)
     Class B.............................                                3.9                3.9  = a/(b+c+d+e+f)
     Class C.............................                                1.0                1.0  = a/(b+c+d+e+f+g+h+i+j)
     Class D.............................                                1.0                1.0  = a/(b+c+d+e+f+g+h+i+j+k)
     LOAN TO VALUE RATIOS (IN US DOLLARS)
(3)  Expected Portfolio Value............
(4)  Adjusted Portfolio Value............        3,108.6             3,073.7            3,077.6
     Liquidity Reserve Amount of which
     -- Cash.............................          156.9               117.3              116.0
     -- Accrued Expenses.................           12.6                10.0                0.0
                                                 -------             -------            -------
     Subtotal............................          169.5               127.3              116.0
     Less Lessee Security Deposits.......           36.9                37.3               36.0
                                                 -------             -------            -------
     Subtotal............................          132.6                90.0               80.0
                                                 -------             -------            -------
(5)  TOTAL ASSET VALUE...................        3,241.2             3,163.7            3,157.6
                                                 =======             =======            =======

NOTE BALANCES AS AT:                           MARCH 15, 2001        MAY 15, 2001           MAY 15, 2001
--------------------                           ---------------      ---------------        ---------------
Class A................................        1,895.4   58.5%      1,832.0   57.9%        1,833.3   58.1%
Class B................................          278.3   67.1%        275.9   66.6%          276.4   66.8%
Class C................................          349.8   77.9%        349.8   77.7%          349.8   77.9%
Class D................................          395.1   90.0%        395.1   90.2%          395.1   90.4%
                                               -------              -------                -------
                                               2,918.6              2,852.8                2,854.6
                                               =======              =======                =======

---------------

(1) "INTEREST COVERAGE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes.

(2) "DEBT SERVICE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and Minimum/Scheduled Principal Payments payable on each subclass of notes plus the interest and Minimum/Scheduled Principal Payments payable on each subclass of notes that ranks equally with or senior to the relevant subclass of notes in the priority of payments. In respect of the class A notes, Principal Adjustment Amount payments have been excluded as they are a function of aircraft values.

(3) "EXPECTED PORTFOLIO VALUE" represents the Initial Appraised Value of each aircraft in our portfolio multiplied by the Depreciation Factor at payment date divided by the Depreciation Factor at the March 1996 closing date.

(4) "ADJUSTED PORTFOLIO VALUE" represents the appraised value of each aircraft in our portfolio as determined by the most recent appraisal multiplied by the Depreciation Factor at payment date divided by the Depreciation Factor as of the relevant appraisal date.

(5) "TOTAL ASSET VALUE" is equal to Total Expected/Adjusted Portfolio Value plus Liquidity Reserve Amount minus lessee security deposits.

COMPARISON OF ACTUAL CASH FLOWS VERSUS THE ADJUSTED 1998 BASE CASE FOR THE THIRTY-SIX MONTH PERIOD FROM MARCH 11, 1998 TO MARCH 15, 2001.

     The Adjusted 1998 Base Case referred to below represents the assumptions with respect to Airplanes Group's cash performance contained in our March 9, 1998 prospectus (the "1998 BASE CASE") adjusted to take account of the 21 aircraft sales which have occurred since March 1998 (three DC8-71Fs, one B737-300, four B737-200As, two B737-200QCs, three A300-B4-100s and eight DC9s), which sales were not anticipated in the 1998 Base Case.

     The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments of Airplanes Group for the Thirty-Six Month Period. You should read this discussion in conjunction with the analysis under "-- Airplanes Cash Flow Performance for the Period from March 11, 1998 to March 15, 2001 (36 Months) Comparison of Actual Cash Flows versus Adjusted 1998 Base Case Cash Flows."

CASH COLLECTIONS

     "TOTAL CASH COLLECTIONS" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Thirty-Six Month Period, Airplanes Group generated approximately $1,456.2 million in Total Cash Collections, $63.9 million less than the Total Cash Collections contemplated by the Adjusted 1998 Base Case. This difference is due to a combination of the factors set out below. The numbers in square brackets below refer to the line item number in the analysis under "-- Airplanes Cash Flow Performance for the Period from March 11, 1998 to March 15, 2001 (36 Months) Comparison of Actual Cash Flows versus Adjusted 1998 Base Case Cash Flows."

[2]  RENEGOTIATED LEASES

     "RENEGOTIATED LEASES" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Thirty-Six Month Period, the amount of revenue loss attributed to Renegotiated Leases was $2.6 million, as compared to $Nil assumed in the Adjusted 1998 Base Case, and related to leases renegotiated with two lessees. The renegotiated rentals were set at the then prevailing market rate for these aircraft types.

[3]  RENTAL RESETS, INCLUDING INTEREST RATE ADJUSTMENTS FOR FLOATING RATE LEASES

     "RENTAL RESETS" is a measure of the loss in rental revenue when new lease rates are different than those assumed in the Adjusted 1998 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases. Rental Resets amounted to $26.9 million in the Thirty-Six Month Period, as compared to $Nil assumed in the Adjusted 1998 Base Case.

[5]  CONTRACTED LEASE RENTALS

     "CONTRACTED LEASE RENTALS" represents the current contracted lease rental rollout, which is equal to the Adjusted 1998 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Thirty-Six Month Period, Contracted Lease Rentals were $1,370.0 million, which was $29.5 million less than that assumed in the Adjusted 1998 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]  MOVEMENT IN CURRENT ARREARS BALANCE

     "CURRENT ARREARS" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net negative movement of $24.1 million in the Current Arrears balance over the Thirty-Six Month Period, compared to $Nil assumed in the Adjusted 1998 Base Case.

[7]  NET STRESS-RELATED COSTS

     "NET STRESS-RELATED COSTS" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The Adjusted 1998 Base Case assumed gross stress-related costs equal to 6.0% of the Adjusted 1998 Base Case Lease Rentals. However, the Adjusted 1998 Base Case also assumed the recovery of certain deferred arrears equal to 1.1% of the Adjusted 1998 Base Case Lease Rentals in the Thirty-Six Month Period, resulting in an overall Net Stress-Related Costs assumption of 4.9% of the Adjusted 1998 Base Case Lease Rentals. For the Thirty-Six Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $50.5 million (3.6% of Lease Rentals) compared to the $69.5 million outflow assumed in the Adjusted 1998 Base Case, a variance of $19.0 million that is due to the following five factors described in items [8] to [12] below.

[8]  BAD DEBTS

     "BAD DEBTS" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. They amounted to $5.2 million (0.4% of Lease Rentals) for the Thirty-Six Month Period, $8.9 million less than the Adjusted 1998 Base Case assumption of $14.1 million (1.0% of Lease Rentals). Actual Bad Debts related to four lessees.

[9]  DEFERRED ARREARS BALANCE

     "DEFERRED ARREARS BALANCE" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Thirty-Six Month Period, Airplanes Group received payments totalling $16.7 million in accordance with these restructurings. Payments totalling $15.3 million were assumed to be received in accordance with restructurings included in the Adjusted 1998 Base Case.

[10]  AIRCRAFT ON GROUND ("AOG")

     AOG is defined as the Adjusted 1998 Base Case Lease Rentals lost when an aircraft is off-lease and non-revenue earning. In the Thirty-Six Month Period, the amount of revenue lost attributed to AOG was $48.6 million (3.5% of Lease Rentals), as compared to $59.4 million under the Adjusted 1998 Base Case, and relates to 39 aircraft which were off-lease at different times during this period. At March 15, 2001, six aircraft were AOG.

[11]  OTHER LEASING INCOME

     "OTHER LEASING INCOME" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Thirty-Six Month Period, Other Leasing Income amounted to $5.0 million, as compared to $Nil assumed under the Adjusted 1998 Base Case.

[12]  REPOSSESSION COSTS

     "REPOSSESSION COSTS" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Thirty-Six Month Period, Airplanes Group repossessed 15 aircraft from nine lessees, resulting in Repossession Costs totalling $18.4 million (1.3% of Lease Rentals), as compared to $11.3 million under the Adjusted 1998 Base Case.

[14]  NET LEASE RENTALS

     "NET LEASE RENTALS" is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-Related Costs. In the Thirty-Six Month Period, Net Lease Rentals amounted to $1,295.4 million, $34.6 million less than that assumed in the Adjusted 1998 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15]  INTEREST EARNED

     "INTEREST EARNED" relates to interest received on cash balances held in the Collection and Expense Accounts, which are described in greater detail in "Description of Securities -- The Accounts." In the Thirty-Six Month Period, interest earned amounted to $35.5 million, $5.4 million more than that assumed in the Adjusted 1998 Base Case. The difference is due to a combination of two offsetting factors: (1) the Adjusted 1998 Base Case made no assumption as to the interest earned on the intra-month cash balances in the Collection Account and Expense Account and (2) the average actual reinvestment rate for the Thirty-Six Month Period was 5.62% (excluding a $5 million guaranteed investment contract) as compared to the 5.75% assumed in the Adjusted 1998 Base Case.

[16]  AIRCRAFT SALES

     Since March 1998, Airplanes Group has received net sales proceeds of $160.0 million in respect of the sale of 28 aircraft (including final bullet payments on four finance leases), 21 of which were not anticipated in the 1998 Base Case.

     The net sales proceeds on the 28 aircraft of $160.0 million compares with the relevant Note Target Price at the date of the respective sale of $146.6 million and a depreciated (using the depreciation curve assumed in the indentures) Initial Appraised Value (appraised as of October 1995) at the date of the respective sale of $157.0 million.

[17]  NET MAINTENANCE

     "NET MAINTENANCE" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Thirty-Six Month Period, Net Maintenance costs of $44.1 million were incurred. The Adjusted 1998 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. The negative maintenance cashflow performance is primarily due to the acceleration of maintenance events due to aircraft repossessions, the return of approximately $7 million in maintenance reserves to a Latin American lessee as a result of the restructuring of its leases and a greater than expected incidence of maintenance events in the Thirty-Six Month Period.

[18]  OTHER RECEIPTS

     "OTHER RECEIPTS" totalling $9.4 million during the Thirty-Six Month Period comprise the following two receipts: a payment of $8.4 million from GE under the tax sharing agreement for the period ended December 31, 1999 and net proceeds of $1.0 million resulting from the exercise by Airplanes Group of an option to purchase shares in a lessee which Airplanes Group had been granted under the terms of a lease to that lessee and the subsequent sale of those shares. No Other Receipts were anticipated in the Adjusted 1998 Base Case.

CASH EXPENSES

     "TOTAL CASH EXPENSES" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Thirty-Six Month Period, Total Cash Expenses were $199.1 million compared to $133.3 million assumed in the Adjusted 1998 Base Case, a negative variance of $65.8 million. A number of offsetting factors discussed below have given rise to this.

     "AIRCRAFT OPERATING EXPENSES" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]  RE-LEASING AND OTHER OVERHEAD COSTS

     "RE-LEASING AND OTHER OVERHEAD COSTS" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Thirty-Six Month Period, these costs amounted to $87.1 million (or 6.2% of Lease Rentals) compared to $28.3 million (or 2.0% of Lease Rentals) assumed in the Adjusted 1998 Base Case. Actual Re-leasing and Other Overhead Costs exceeded the Adjusted 1998 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivery to new lessees and payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21]  AIRCRAFT SERVICER FEES

     The "AIRCRAFT SERVICER FEES" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Thirty-Six Month Period, the total Aircraft Servicer Fees paid were $72.6 million, $4.3 million more than assumed in the Adjusted 1998 Base Case, principally as a result of higher incentive fees than assumed in the Adjusted 1998 Base Case.

     Aircraft Servicer Fees consist of:

                                                                $ MILLIONS
                                                                ----------
Retainer Fee................................................       64.6
Minimum Incentive Fee.......................................        4.5
Core Cash Flow/Sales Incentive..............................
Incentive Fee...............................................        3.5
                                                                   ----
Total Aircraft Servicer Fees................................       72.6
                                                                   ====

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]  OTHER SERVICER FEES AND OTHER OVERHEADS

     "OTHER SERVICER FEES AND OTHER OVERHEADS" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisors, legal advisors and accountants, and to the directors. In the Thirty-Six Month Period, Other Servicer Fees and Other Overheads amounted to $39.4 million, $2.7 million more than an assumed expense of $36.7 million in the Adjusted 1998 Base Case.

NET CASH COLLECTIONS

     "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments, each as defined below.

[30]  INTEREST PAYMENTS

     In the Thirty-Six Month Period, interest payments to investors amounted to $674.7 million, which is $3.2 million lower than the Adjusted 1998 Base Case. As a result of a greater decline in aircraft appraisals over the Thirty-Six Month Period than that implied by the depreciation curve contemplated by the indentures, which resulted in a reallocation of cash flows in favour of the class A notes, there was a suspension of payments of the class E minimum interest amount of 1% from February 1999 to January 2000 and from May 2000 to March 2001. Total class E minimum interest payments suspended during these periods amounted to $11.3 million (also see Item [33] below). Higher actual amounts outstanding on each class of notes than those assumed under the Adjusted 1998 Base Case, the impact of which has been partly offset by a slightly lower than expected level of average interest rates, resulted in interest payments to the holders of the class A, B, C and D notes which were $8.1 million higher than that assumed by the Adjusted 1998 Base Case. The Adjusted 1998 Base Case assumed LIBOR to be 5.75% whereas the average monthly LIBOR rate was 5.72%.

[31]  SWAP PAYMENTS

     Airplanes Group had net swap payments of $2.6 million during the Thirty-Six Month Period compared with $1.9 million assumed in the Adjusted 1998 Base Case. Included in the net swap payments of $2.6 million for the Thirty-Six Month Period is a net cash inflow of approximately $11 million on the re-couponing and unwinding of 30 of Airplanes Group's portfolio of 44 swaps in November 1999. Also included in net swap payments are net payments of $4.3 million in respect of the minimum and supplemental hedge payments in the Thirty-Six Month Period.

[33]  PRINCIPAL PAYMENTS

     In the period from March 11, 1998 to March 15, 2001, total principal payments amounted to $587.1 million (comprising $498.2 million on the class A notes, $58.7 million on the class B notes, $25.3 million on the class C notes and $4.9 million on the class D notes), $119.9 million less than assumed in the Adjusted 1998 Base Case.

     Applying the declining value assumptions to the original March 1996 appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $4,073.0 million at March 15, 1998 and $3,410.7 million at March 15, 2001. Our portfolio is appraised annually and the most recent appraisal dated January 31, 2001, which was effective from the February 2001 payment date, valued our portfolio at $3,135.4 million. Applying the declining value assumptions to this appraisal, the total appraised value was $3,108.7 million at March 15, 2001.

     As a consequence of the cumulative excess decline in appraised values experienced in the period from March 1996 to March 2001, combined with overall cash performance during that period, Airplanes Group's available cash flows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amounts in April 1998 and May 1998 and from February 1999 to March 2001. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, some of the scheduled principal payments on the class C and D notes have been deferred on some payment dates during these periods. In particular, an adverse movement in cashflow performance in the eleven month period from the April 2000 payment date to the March 2001 payment date which arose due to the factors described above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," together with the cumulative decline in appraised values to date, resulted in available cashflows not being sufficient to pay all of the class A principal adjustment amounts in the eleven month period. As a result, no payments of the class C and D scheduled principal amounts were made in that eleven month period. Consequently, total deferrals of class C and class D scheduled principal amounts amounted to $14.4 million and $6.9 million, respectively, as of March 15, 2001. The class E minimum interest amount was also suspended during the Thirty-Six Month Period (refer to Item 30 above).

     Based on the most recent appraisal as of January 31, 2001, the decline in aircraft valuations in the period from February 2000 to February 2001 was approximately $10 million more than the decrease implied by the aircraft depreciation schedules that form part of the terms of the notes. Details of the appraised values are contained in "The Aircraft, Related Leases and Collateral -- Appraisals." The decline in appraised values in this period resulted in an increase of $6.2 million in the principal adjustment amount outstanding from $32.4 million to $38.6 million on the class A notes as of February 15, 2001. The principal adjustment amount outstanding increased to $47.0 million on the class A notes as of March 15, 2001.

     The continued payment of class A principal adjustment amount will result in the continued reallocation of cashflows in favour of the class A notes until such time as the class A Target Loan to Value Ratio has been restored. Accordingly, payments of the class C and D scheduled principal amounts will continue to be deferred and the current suspension of payments of the class E minimum interest amount will also continue. There can be no assurance that cash collections will be sufficient to restore this ratio in the foreseeable future.

NOTE                     REPORT LINE NAME                        DESCRIPTION
----                     ----------------                        -----------
                         CASH COLLECTIONS
[1]                      Lease Rentals                           Assumptions as per the Adjusted 1998 Base Case
[2]                      Renegotiated Leases                     Change in contracted rental cash flow caused by a
                                                                 renegotiated lease
[3]                      Rental Resets                           Re-leasing events where new lease rate deviated from
                                                                 the Adjusted 1998 Base Case
[4]                      Other
[5](SIGMA)[1]...[4]      CONTRACTED LEASE RENTALS                Current Contracted Lease Rentals due as at the latest
                                                                 Calculation Date
[6]                      Movement in Current Arrears Balance     Current Contracted Lease Rentals not received as at
                                                                 the latest Calculation Date, excluding Bad Debts
[7]                      Less Net Stress related Costs
[8]                      Bad Debts                               Arrears owed by former lessees and deemed
                                                                 irrecoverable
[9]                      Deferred Arrears Balance                Current arrears that have been capitalised and
                                                                 restructured as a Note Payable
[10]                     AOG                                     Loss of rental due to an aircraft being off-lease and
                                                                 non-revenue earning
[11]                     Other Leasing Income                    Includes lease termination payments, rental
                                                                 guarantees and late payments charges
[12]                     Repossession                            Legal and technical costs incurred in repossessing
                                                                 aircraft.
[13](SIGMA)[8]...[12]    Sub-total
[14][5]+[6]+[13]         NET LEASE RENTALS                       Contracted Lease Rentals less Movement in Current
                                                                 Arrears Balance and Net Stress-related costs
[15]                     Interest Earned                         Interest earned on monthly cash balances
[16]                     Aircraft Sales                          Proceeds, net of fees and expenses, from the sale of
                                                                 aircraft.
[17]                     Net Maintenance                         Maintenance Revenue Reserve received less
                                                                 reimbursements to lessees
[18]                     Other Receipts                          Net proceeds received from the sale of shares held in
                                                                 an airline and amounts received under the Tax Sharing
                                                                 Agreement for the utilisation by GE Capital of tax
                                                                 losses of Airplanes Group companies.
[19]                     Total Cash Collections                  Net Lease Rentals + Interest Earned + Aircraft Sales
  (SIGMA)[14]...[18]                                             + Net Maintenance + Other Receipts
                         CASH EXPENSES
                         Aircraft Operating Expenses             All operational costs related to the leasing of
                                                                 aircraft.
[20]                     Releasing and Other Overheads           Costs associated with transferring an aircraft from
                                                                 one lessee to another, costs of insurance and other
                                                                 lessee-related overheads
                         SG&A EXPENSES
[21]                     Aircraft Servicer Fees                  Monthly and annual fees paid to the servicer
                         Retainer Fee                            Fixed amount per month per aircraft
                         Minimum Incentive Fee                   Minimum annual fee paid to Servicer for performance
                                                                 above an annually agreed target.
                         Core Cash Flow/Sales Incentive Fee      Fees (in excess of Minimum Incentive Fee above) paid
                                                                 to the Servicer for performance above an annually
                                                                 agreed target/on sale of an aircraft.
[22] [21]                Sub-total
[23]                     Other Servicer Fees and Other           Administrative agent, trustee and professional fees
                         Overheads                               paid to other service providers and other overheads
[24] [22]+[23]           Sub-total
[25] [20]+[24]           Total Cash Expenses                     Aircraft Operating Expenses + SG&A Expenses

NOTE                     REPORT LINE NAME                        DESCRIPTION
----                     ----------------                        -----------
                         NET CASH COLLECTIONS
[26] [19]                Total Cash Collections                  Line 19 above
[27] [25]                Total Cash Expenses                     Line 25 above
[28]                     Movement in Expense Account             Relates to reduction in accrued expense amounts
[29]                     Refinancing Expenses (accrued March     Costs relating to the March 98 refinancing accrued on
                         98)                                     closing and paid post March 98
[30]                     Interest Payments                       Interest paid on all outstanding debt
[31]                     Swap payments                           Net swap payments (paid)/received
[32](SIGMA)[26]...[31]   Total
[33]                     PRINCIPAL PAYMENTS                      Principal payments on debt

       AIRPLANES CASH FLOW PERFORMANCE FOR THE PERIOD FROM MARCH 11, 1998
         TO MARCH 15, 2001 (36 MONTHS) COMPARISON OF ACTUAL CASH FLOWS
                   VERSUS ADJUSTED 1998 BASE CASE CASH FLOWS

                                                                                           % OF LEASE RENTALS UNDER
                                                                                         THE ADJUSTED 1998 BASE CASE*
                                                                                        -------------------------------
                                                               ADJUSTED                           ADJUSTED
                                                               1998 BASE                          1998 BASE
                                                    ACTUAL       CASE*      VARIANCE    ACTUAL      CASE*      VARIANCE
                                                    -------    ---------    --------    ------    ---------    --------
                                                      $ M         $ M         $ M
                CASH COLLECTIONS
[1]             Lease Rentals....................   1,399.5     1,399.5         0.0     100.0%      100.0%        0.0%
[2]             Renegotiated Leases..............      (2.6)        0.0        (2.6)     (0.2%)       0.0%       (0.2%)
[3]             Rental Resets....................     (26.9)        0.0       (26.9)     (1.9%)       0.0%       (1.9%)
[4]             Other............................       0.0         0.0         0.0       0.0%        0.0%        0.0%
                                                    -------     -------      ------     -----       -----        ----
[5] [1-4]       CONTRACTED LEASE RENTALS,........   1,370.0     1,399.5       (29.5)     97.9%      100.0%       (2.1%)
[6]             Movement in Current Arrears           (24.1)        0.0       (24.1)     (1.7%)       0.0%       (1.7%)
                Balance..........................
[7]             less Net Stress Related Costs.
[8]             Bad Debts........................      (5.2)      (14.1)        8.9      (0.4%)      (1.0%)       0.6%
[9]             Deferred Arrears Balance.........      16.7        15.3         1.4       1.2%        1.1%        0.1%
[10]            AOG..............................     (48.6)      (59.4)       10.8      (3.5%)      (4.2%)       0.7%
[11]            Other Leasing Income.............       5.0         0.0         5.0       0.4%        0.0%        0.4%
[12]            Repossession.....................     (18.4)      (11.3)       (7.1)     (1.3%)      (0.8%)      (0.5%)
                                                    -------     -------      ------     -----       -----        ----
[13] [8-12]     Sub-total........................     (50.5)      (69.5)       19.0      (3.6%)      (4.9%)       1.3%
[14] [5+6+13]   NET LEASE RENTAL.................   1,295.4     1,330.0       (34.6)     92.6%       95.1%       (2.5%)
[15]            Interest Earned..................      35.5        30.1         5.4       2.5%        2.1%        0.4%
[16]            Aircraft Sales...................     160.0       160.0         0.0      11.4%       11.4%        0.0%
[17]            Net Maintenance..................     (44.1)        0.0       (44.1)     (3.2%)       0.0%       (3.2%)
[18]            Other Receipts...................       9.4         0.0         9.4       0.7%        0.0%        0.7%
                                                    -------     -------      ------     -----       -----        ====
[19] [14-18]    Total Cash Consideration.........   1,456.2     1,520.1       (63.9)    104.0%      108.6%       (4.6%)
                                                    =======     =======      ======     =====       =====        ====
                CASH EXPENSES
                Aircraft Operating Expenses......
[20]            Re-leasing and other overheads...     (87.1)      (28.3)      (58.8)     (6.2%)      (2.0%)      (4.2%)
                SG&A Expenses....................
[21]            Aircraft Servicer Fees...........
                Retainer Fee.....................     (64.6)      (63.7)       (0.9)     (4.6%)      (4.6%)       0.0%
                Minimum Incentive Fee............      (4.5)       (4.6)        0.1      (0.3%)      (0.3%)       0.0%
                Core Cashflow/Sales Incentive Fee      (3.5)        0.0        (3.5)     (0.3%)       0.0%       (0.3%)
                                                    -------     -------      ------     -----       -----        ----
[22] [21]       Sub-total........................     (72.6)      (68.3)       (4.3)     (5.2%)      (4.9%)      (0.3%)
[23]            Other Servicer Fees and Other....     (39.4)      (36.7)       (2.7)     (2.8%)      (2.6%)      (0.2%)
                Overheads........................
                                                    -------     -------      ------     -----       -----        ----
[24] [22+23]    Sub-total........................    (112.0)     (105.0)       (7.0)     (8.0%)      (7.5%)      (0.5%)
                                                    -------     -------      ------     -----       -----        ----
[25] [24+20]    Total Cash Expenses..............    (199.1)     (133.3)      (65.8)    (14.2%)      (9.5%)      (4.7%)
                                                    =======     =======      ======     =====       =====        ====
                NET CASH COLLECTIONS
[26] [19]       Total Cash Collections...........   1,456.2     1,520.1       (63.9)    104.0%      108.6%       (4.6%)
[27] [25]       Total Cash Expenses..............    (199.1)     (133.3)      (65.8)    (14.2%)      (9.5%)      (4.7%)
[28]            Movement in Expense Account......      24.1         0.0        24.1       1.7%        0.0%        1.7%
[29]            Refinancing Expenses (accrued Mar)    (16.8)        0.0       (16.8)     (1.2%)       0.0%       (1.2%)
                98
[30]            Interest Payments................    (674.7)     (677.9)        3.2     (48.2%)     (48.5%)       0.3%
[31]            Swap Payments....................      (2.6)       (1.9)       (0.7)     (0.2%)      (0.1%)      (0.1%)
                                                    -------     -------      ------     -----       -----        ----
[32] [26-31]    TOTAL............................     587.1       707.0      (119.9)     41.9%       50.5%       (8.6%)
                                                    =======     =======      ======     =====       =====        ====
[33]            PRINCIPAL PAYMENTS
                Subclass A-5.....................      93.6        93.6         0.0       6.7%        6.7%        0.0%
                Subclass A-6.....................     404.6       488.0       (83.4)     28.9%       34.9%       (6.0%)
                Subclass B.......................      58.7        73.9       (15.2)      4.2%        5.3%       (1.1%)
                Subclass C.......................      25.3        39.7       (14.4)      1.8%        2.8%       (1.0%)
                Subclass D                              4.9        11.8        (6.9)      0.3%        0.8%       (0.5%)
                                                    -------     -------      ------     -----       -----        ----
                Total............................     587.1       707.0      (119.9)     41.9%       50.5%       (8.6%)
                                                    =======     =======      ======     =====       =====        ====
                DEBT BALANCES AT MARCH 15, 2001
                Subclass A-4 / A-9+..............     200.0       200.0         0.0
                Subclass A-6.....................     445.4       362.0        83.4
                Subclass A-7 / A-9+..............     550.0       550.0         0.0
                Subclass A-8.....................     700.0       700.0         0.0
                Subclass B.......................     278.3       263.1        15.2
                Subclass C.......................     349.8       335.4        14.4
                Subclass D.......................     395.1       388.2         6.9
                                                    -------     -------      ------
                                                    2,918.6     2,798.7       119.9
                                                    =======     =======      ======

---------------

* Adjusted 1998 Base Case equals the 1998 Base Case as adjusted for aircraft sales which have occurred and which were not anticipated in the 1998 Base Case.

+ The subclass A-4 and A-7 certificates were refinanced on March 15, 2001 by the issuance of $750.0 million subclass A-9 certificates.

                                                                                       ADJUSTED
                                                  MAR-98                                 1998
                                                 CLOSING              ACTUAL           BASE CASE
                                                 -------              ------           ---------
                                                    $M                  $M                $M
     NET CASH COLLECTIONS................                              587.1              707.0
     Add Back Interest and Swap..........                              677.3              679.8
                                                                     -------            -------
     Payments
a    Net Cash Collections (excl. interest                            1,264.4
     and swap payments)..................                                               1,386.8
                                                                     =======            =======
b    Swaps...............................                                2.6                1.9
c    Class A Interest....................                              389.9              384.5
d    Class A Minimum.....................                                0.0                0.0
e    Class B Interest....................                               60.1               58.9
f    Class B Minimum.....................                               53.5               31.7
g    Class C Interest....................                               88.4               87.4
h    Class D Interest....................                              129.9              129.4
i    Class A Principal Adjustment........                              373.5                0.0
j    Class C Scheduled...................                               25.3               39.7
k    Class D Scheduled...................                                4.9               11.8
l    Permitted Aircraft Modifications....                                0.0                0.0
m    Step-up Interest....................                                0.0                0.0
n    Class E Minimum Interest............                                6.4               17.7
o    Class B Supplemental................                                5.2               42.2
p    Class A Supplemental................                              124.7              581.6
                                                                     -------            -------
     Total...............................                            1,264.4            1,386.8
                                                                     =======            =======
[1] INTEREST COVERAGE RATIO
     Class A.............................                                3.2                3.6  = a/(b+c)
     Class B.............................                                2.8                3.1  = a/(b+c+d+e)
     Class C.............................                                2.1                2.5  = a/(b+c+d+e+f+g)
     Class D.............................                                1.7                2.0  = a/(b+c+d+e+f+g+h)
[2] DEBT COVERAGE RATIO
     Class A.............................                                3.2                3.6  = a/(b+c+d)
     Class B.............................                                2.5                2.9  = a/(b+c+d+e+f)
     Class C.............................                                1.1                1.9  = a/(b+c+d+e+f+g+h+i+j)
     Class D.............................                                1.1                1.9  = a/(b+c+d+e+f+g+h+i+j+k)
     LOAN TO VALUE RATIOS (IN US DOLLARS)
[3] Expected Portfolio Value.............        4,073.0                                3,410.7
[4] Adjusted Portfolio Value.............                            3,108.7
     Liquidity Reserve Amount                      174.4               156.9
     Of which -- Cash....................                                                 174.4
     -- Accrued Expenses.................            0.0                12.0
                                                 -------             -------
                                                                                            0.0
                                                                                        -------
     Subtotal............................          174.4               169.5              174.4
     Less Lessee Security Deposits.......           54.4                36.9               54.4
                                                 -------             -------            -------
     Subtotal............................          120.0               132.6              120.0
                                                 -------             -------            -------
[5] Total Asset Value....................        4,193.0             3,241.3            3,530.7
                                                 =======             =======            =======

                                               MARCH 15, 1998       MARCH 15, 2001         MARCH 15, 2001
                                               ---------------      ---------------        ---------------
NOTE BALANCES AS AT:
Class A................................        2,393.6   57.1%      1,895.4   58.5%        1,812.0   51.3%
Class B................................          337.0   65.1%        278.3   67.1%          263.1   58.8%
Class C................................          375.0   74.1%        349.8   77.9%          335.4   68.3%
Class D................................          400.0   83.6%        395.1   90.0%          388.2   79.3%
                                               -------              -------                -------
                                               3,505.6              2,918.6                2,798.7
                                               =======              =======                =======

---------------

(1) "INTEREST COVERAGE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes.

(2) "DEBT SERVICE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and Minimum/Scheduled Principal Payments payable on each subclass of notes plus the interest and Minimum/Scheduled Principal Payments payable on each subclass of notes that ranks equally with or senior to the relevant subclass of notes in the priority of payments. In respect of the class A notes, Principal Adjustment Amount payments have been excluded as they are a function of aircraft values.

(3) "EXPECTED PORTFOLIO VALUE" represents the Initial Appraised Value of each aircraft in our portfolio multiplied by the Depreciation Factor at payment date divided by the Depreciation Factor at the March 1996 closing date.

(4) "ADJUSTED PORTFOLIO VALUE" represents the appraised value of each aircraft in our portfolio as determined by the most recent appraisal multiplied by the Depreciation Factor at payment date divided by the Depreciation Factor as of the relevant appraisal date.

(5) "TOTAL ASSET VALUE" is equal to Total Expected/Adjusted Portfolio Value plus Liquidity Reserve Amount minus lessee security deposits.

THE ACCOUNTS

     The indentures and the security trust agreement provide that substantially all of Airplanes Group's cash inflows and outflows occur through the rental accounts, collection account, lessee funded account and expense account which the cash manager, acting on behalf of the security trustee, has established and maintains at a bank having:

     - a long-term unsecured debt rating of not less than AA, or the equivalent, by the rating agencies, or

     - a certificate of deposit rating of A-1+ by Standard & Poor's, P-1 by Moody's and F1 by Fitch,

except that, where required by the terms of the relevant leases, some rental accounts may be established at banks having ratings of less than AA, or the equivalent, by the rating agencies or a certificate of deposit rating of less than A-1+ by Standard & Poor's, P-1 by Moody's and F1 by Fitch.

     Except where local legal or regulatory reasons do not permit, all of these accounts are held in the names of the security trustee, who has sole dominion and control over the accounts, including the sole power to direct withdrawals from or transfers among the accounts. Subject to conditions set forth in the cash management agreement, the security trustee has delegated its authority over the accounts to the cash manager but the security trustee is not responsible for the acts or omissions of the cash manager.

     For so long as any notes remain outstanding, funds on deposit in the accounts will be invested and reinvested at Airplanes Group's written direction (which direction has been delegated to the cash manager pursuant to the cash management agreement) in one or more permitted account investments, maturing, in the case of the collection account and expense account, such that sufficient funds shall be available to make required payments on the first succeeding scheduled interest payment date on the notes after those investments are made. Investment and reinvestment of funds in the lessee funded account must be made in a manner and with maturities that conform to the requirements of the related leases. Investment earnings on funds deposited in any account, net of losses and investment expenses, will (to the extent permitted by the terms of the related leases in the case of funds in the lessee funded account) be deposited in the collection account and treated as collections.

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

THE COLLECTION ACCOUNT

     All of the following "COLLECTIONS" received by Airplanes Group have to be deposited in the collection account:

     -  rental payments,

     - payments under any letter of credit, letter of comfort, letter of guarantee or other assurance in respect of a lessee's obligations under a lease,

     -  the liquidity reserve amount,

     - amounts received in respect of claims for damages or in respect of any breach of contract for any nonpayment (including any amounts received from any Airplanes Group subsidiary, whether by way of distribution, dividend, repayment of a loan or otherwise and any proceeds received in connection with a lessee's restructuring),

     - net proceeds of any aircraft sale or amounts received under purchase options and other agreements,

     - proceeds of any insurance payments in respect of any aircraft or any indemnification proceeds,

     - amounts transferred from the lessee funded account to the collection account,

     -  net payments to Airplanes Group under any swap agreement,

     - investment income on all amounts on deposit in the accounts (in each case to the extent consistent with the terms of applicable related leases), and

     - any other amounts received by any member of Airplanes Group, except specified funds required to be segregated from Airplanes Group's other funds, applied in connection with a redemption, received in connection with a refinancing issue of notes and required to be paid over to any third party.

     Collections on deposit in the collection account are calculated by the cash manager on the fourth business day immediately preceding each interest payment date. On each payment date, the cash manager will transfer from the collection account to the expense account the portion of Airplanes Group expenses that are due and payable or are anticipated to become due and payable over the next interest accrual period on the notes (the "REQUIRED EXPENSE AMOUNT") and that have not been paid directly by the cash manager to expense payees. The cash manager may also transfer other amounts into the expense account for unanticipated expenses falling due and payable within that interest accrual period. If there are available funds in accordance with "--The Notes and Guarantees -- Priority of Payments" on any payment date, the cash manager will also transfer amounts in respect of expenses and costs that are not regular, monthly recurring expenses but are anticipated to become due and payable in any future interest accrual period ("PERMITTED ACCRUALS") to the expense account. Amounts received in respect of segregated security deposits and maintenance reserves are transferred directly into the lessee funded account.

LIQUIDITY RESERVE AMOUNT

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures in an amount equal to the sum of:

     - the maintenance reserve amount ($60 million for purposes of the "First Collection Account Top-up" plus an additional $20 million for purposes of the "Second Collection Account Top-up" as of March 15, 2001, as further described below),

     - a security deposit reserve amount (equal to approximately $36.9 million as of March 15, 2001), and

     - a miscellaneous reserve amount ($Nil as of March 15, 2001, as further described below).

     The required maintenance reserve amount and miscellaneous reserve amount may be increased or decreased from time to time by an action of the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust in light of significant changes in, among other things, the condition of the aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions. Any reduction is subject to confirmation in advance in writing from the rating agencies that the proposed reduction in the liquidity reserve amount will not result in a lowering or withdrawal of their ratings of any class of certificates.

     On February 20, 2001, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust approved a reduction of the miscellaneous reserve amount required to be retained by Airplanes Group in the collection account from $40 million to $Nil as of March 15, 2001. On March 8, 2001, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust further approved a reduction of the maintenance reserve amount required to be retained by Airplanes Group in the collection account from $80 million to $60 million as of March 15, 2001 for purposes of the "First Collection Account Top-up" (but not for the "Second Collection Account Top-up") according to the priority of payments provided in the indentures.

     The $40 million made available from the reduction of the miscellaneous reserve amount was applied to reduce the outstanding class A principal adjustment amount on the April 17, 2001 payment date. The reduction of the maintenance reserve amount for purposes of the "First Collection Account Top-up" will allow an additional amount of up to $20 million to be applied, if required, to pay the minimum hedge payments, class A minimum principal, class B interest, class B minimum principal, class C interest and class D interest on any payment date after March 15, 2001. This additional $20 million amount, however, is still required to be retained by Airplanes Group in the collection account for purposes of the "Second Collection Account Top-up." The rating agencies have confirmed that this reduction of the miscellaneous reserve amount and the maintenance reserve amount will not result in a lowering or withdrawal of the ratings of any class or subclass of certificates.

     If the balance of funds on deposit in the collection account falls below the liquidity reserve amount at any time (including as a result of Airplanes Group's determination that the liquidity reserve amount should be increased, as required by the applicable rating agencies or otherwise), Airplanes Group may continue to make all payments, including required payments on the notes and the guarantees, which rank prior to or equally with payments of accrued but unpaid interest on the class D notes and any permitted accruals so long as the balance of funds in the collection account does not fall below the sum of the maintenance reserve amount and the miscellaneous reserve amount at their then current levels. Even if the balance of funds in the collection account falls below the sum of the maintenance reserve amount and the miscellaneous reserve amount, Airplanes Group may continue to make all payments, including required payments on the notes and the guarantees, of (a) all accrued but unpaid interest and, on the final maturity date, principal of the class or subclass of the most senior class of notes then outstanding to avoid a note event of default and (b) payments under Airplanes Group's swap agreements.

     If the aggregate outstanding principal balance of the notes is less than or equal to the liquidity reserve amount, the balance of funds in the collection account will be distributed in accordance with the priority of payments established for the notes.

THE LESSEE FUNDED ACCOUNT

     Some leases require that certain lessee security deposits and supplemental rent payments to provide for maintenance reserves be segregated from other Airplanes Group funds. These security deposits and maintenance reserves are held in the "LESSEE FUNDED ACCOUNT" and are accounted for (and, if required by any lease, segregated) on a per lease basis.

     Funds on deposit in the lessee funded account are used to make specified maintenance payments, security deposit repayments and other specified or permitted payments and will not be used to make payments in respect of the notes or the certificates at any time, including after a note event of default. In some circumstances where lessees relinquish their rights to receive certain maintenance and security deposit payments upon the expiration of a lease, surplus funds may be transferred from the lessee funded account to the collection account.

THE EXPENSE ACCOUNT

     On each payment date, the cash manager withdraws the required expense amount from the collection account to pay the expenses. To the extent that the required expense amount has not been paid directly to expense payees, it is deposited into the expense account. Further withdrawals of cash from the collection account by the cash manager to satisfy expenses due and payable prior to the next payment date that were not previously anticipated are also deposited in the expense account. If funds on deposit in the collection account are less than the required expense amount on any payment date, Airplanes Group will be unable to pay the required expense amount in full, which may lead to a default under Airplanes Group's various service agreements or other contracts under which the expenses arise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE SENSITIVITY

     Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from the notes (as illustrated in the table above at "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Indebtedness") and the derivative instruments used by Airplanes Group to manage interest rate risk.

INTEREST RATE RISK AND MANAGEMENT

     The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either a fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. See "Item 1. Business -- The Aircraft, Related Leases and Collateral -- The Leases" for more information regarding the terms of our leases. As of March 31, 2001, leases representing approximately 75% of our portfolio by appraised value as of January 31, 2001 provided for fixed rate rental payments and approximately 25% provided for floating rate payments.

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A, B, C and D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and class B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps.

     Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to the expected pay down schedule of the class A and B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, the administrative agent seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments.

     As of March 31, 2001, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,955 million. The aggregate notional principal balance of these swaps reduce by their terms to $1,070 million by March 31, 2002, to an aggregate notional principal balance of $490 million by March 31, 2003 and to an aggregate notional principal balance of $105 million by March 31, 2004. None of the swaps have maturity dates extending beyond December 15, 2004. The aggregate fair market value of the portfolio of 46 swaps as of March 31, 2001 was estimated at $(38) million (that is, the swaps were "out-of-the-money," that is if sold, would result in a loss, as detailed below:

                  AIRPLANES GROUP SWAP BOOK AT MARCH 31, 2001

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)    MARCH 31, 2001(3)
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
1....................        $   15            28-Mar-96         15-Apr-01       6.09250%           $     (9)
2....................            20            17-Nov-99         15-Apr-01        5.85500                (13)
3....................            20            15-Aug-00         15-May-01        6.77500                (57)
4....................            20            28-Oct-97         15-Jun-01        5.96000                (52)
5....................            40            15-Dec-00         15-Jun-01        6.54000               (137)
6....................            55            22-Dec-00         15-Jun-01        6.22500               (178)
7....................           160            26-Jan-01         15-Jul-01        5.39500               (304)
8....................            15            15-Dec-99         15-Aug-01        6.20000                (41)
9....................           135            15-Mar-01         15-Sep-01        4.89000               (137)
10...................            45            16-Aug-99         15-Apr-02        6.22500               (645)
11...................            20            27-May-98         15-Apr-02        6.28000               (384)
12...................            15            15-Dec-99         15-Apr-02        6.31000               (229)
13...................            10            27-Oct-98         15-May-02        6.29000               (208)
14...................            15            17-Apr-00         15-May-02        6.71500               (309)
15...................           335            15-Nov-99         15-Jun-02        6.12000             (2,723)
16...................            15            16-Feb-99         15-Jul-02        6.27000               (316)
17...................            10            15-Sep-98         15-Aug-02        6.17000               (156)
18...................           120            15-Jul-98         15-Dec-02        6.24000             (2,864)
19...................            15            15-Jun-00         15-Dec-02        7.11250             (2,929)
20...................            30            25-Aug-98         15-Feb-03        6.39000             (1,056)
21...................            25            15-Oct-98         15-Feb-03        6.38000               (733)
22...................            10            16-Nov-98         15-Feb-03        6.39000               (380)
23...................            50            15-Dec-98         15-Feb-03        6.28400             (1,259)
24...................            40             1-Jun-99         15-Mar-03        6.22000               (857)
25...................            10            15-Feb-00         15-Mar-03        6.39650               (490)
26...................            15            18-Jan-00         15-Mar-03        6.38500               (563)
27...................            45            21-Dec-99         15-Mar-03        6.58750             (1,157)
28...................             0(4)         15-Apr-01         15-Apr-03        7.18500               (918)
29...................            35            21-Jun-99         15-Jun-03        6.31000             (1,649)
30...................            55            15-Jul-99         15-Aug-03        6.29000             (1,812)
31...................            15            18-Jan-00         15-Oct-03        6.46500               (561)
32...................            30            17-Aug-99         15-Nov-03        6.33000             (1,089)
33...................            35            15-Dec-00         15-Nov-03        7.36250             (1,948)
34...................            25            26-Apr-00         15-Nov-03        6.68750               (617)
35...................            40            20-Sep-00         15-Nov-03        6.56250             (1,685)
36...................           125            15-Nov-00         15-Nov-03        6.57750               (723)
37...................            35            15-Feb-01         15-Nov-03        5.27500               (335)
38...................            25            24-Mar-00         15-Dec-03        6.84500             (1,002)
39...................            85            15-May-00         15-Jan-04        7.29950             (1,952)
40...................            25            26-Jun-00         15-Feb-04        6.97750               (932)
41...................            45            15-Aug-00         15-Feb-04        6.77000             (2,241)
42...................            15            18-Aug-00         15-Apr-04        6.77000               (724)
43...................             0(4)         17-Apr-01         15-May-04        6.82900             (1,428)
44...................            60            16-Oct-00         15-Jul-04        6.58500               (765)
45...................             0(4)         17-Sep-01         15-Sep-04        5.71250               (643)
46...................             0(4)         15-Apr-02         15-Dec-04        5.39750               (121)
                             ------                                                                 --------
Total................        $1,955                                                                 $(38,045)
                             ======                                                                 ========

---------------

(1) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(2) Airplanes Group makes fixed rate payments on a monthly actual/360 adjusted basis under all swaps, with the exception of swap number 4 under which Airplanes Group makes fixed rate payments calculated on a monthly 30/360 unadjusted basis.

(3) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, reset monthly.

(4) The initial amounts for swaps number 28, 43, 45 and 46 are $20 million, $25 million, $25 million and $40 million respectively.

     Pursuant to a decision of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced 30 of its then portfolio of 44 swaps. 20 of these swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected current market rates. Airplanes Group received a net cash payment of $9.33 million with respect to these 20 swaps. In addition, ten of the 30 swaps were terminated, in return for a net payment to Airplanes Group of $1.92 million. In aggregate, Airplanes Group received a net cash inflow of $11.25 million as a result of this recouponing or unwinding and replacement, but became subject to higher ongoing swap costs due to the re-calibrating of the swaps to then current market rates. Simultaneously with these terminations, Airplanes Group put in place a replacement swap to maintain a hedged position. These adjustments and terminations released the positive value in Airplanes Group's swaps and resulted in additional principal payments to the certificate holders. These transactions were conducted in accordance with Airplanes Group's interest rate risk management policies. The realized gain on the termination of these swaps has been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps."

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

     The payment of the premium for any of these swaptions may be made at two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a "MINIMUM HEDGE PAYMENT" and is paid fourth in Airplanes Group's order of priority of payments. The other 50% of the premium is expended as a "SUPPLEMENTAL HEDGE PAYMENT" and is paid seventeenth in Airplanes Group's order of priority of payments.

     If there are not sufficient amounts available for distribution and a supplemental hedge payment would not be made in any month, then Airplanes Group will reduce the aggregate notional amount of the swaptions bought in that month to reflect the amount that can be bought for the premium payable as a minimum hedge payment. As a result of the outstanding class A principal adjustment amount, no supplemental hedge payments can be made until there are sufficient cash flows in any given month to satisfy all obligations ranking senior to the supplemental hedge payment under the terms of the notes. From time to time the administrative agent may also sell at market value or unwind part or all of the swaption portfolio, for example, to reflect any decreases in the target hedge.

     In the period from March 28, 1996 to March 31, 2001, Airplanes Group purchased swaptions with an aggregate notional principal balance of $618 million and sold swaptions with an aggregate notional principal balance of $194 million and swaptions with an aggregate notional principal balance of $46 million have matured.

The net aggregate notional principal balance of swaptions at March 31, 2001 therefore amounted to $378 million. The estimated fair market value of the swaptions at March 31, 2001 was $3.5 million (March 31, 2000: $0.1 million). Because the swaptions do not qualify for hedge accounting under U.S. GAAP, the increase in value of $3.4 million between March 31, 2000 and March 31, 2001 has been included in net interest expense for the year ended March 31, 2001. Airplanes Group was a party to 16 swaptions as of March 31, 2001, which are listed below:

               AIRPLANES GROUP SWAPTION BOOK AS OF MARCH 31, 2001

                                                                                                   ESTIMATED FAIR
                                             EXERCISE DATE    FINAL MATURITY     FIXED RATE      MARKET VALUE AS OF
SWAPTION NUMBER        NOTIONAL AMOUNT(1)    (ON OR AFTER)         DATE         RECEIVABLE(2)      MARCH 31, 2001
---------------        ------------------    -------------    --------------    -------------    ------------------
                         (IN MILLIONS)                                                             (IN THOUSANDS)
1....................         $ 24             15-Jan-98        15-May-01          5.00%               $    6
2....................           50             15-Sep-98        15-Dec-01           5.30                  262
3....................           30             15-Jan-98        15-Apr-02           5.00                  236
4....................           20             17-Feb-98        15-Sep-02           5.10                  157
5....................           14             15-Apr-98        15-Sep-02           5.10                  110
6....................           12             15-Jan-01        15-Nov-02           5.25                   20
7....................           19             15-Feb-01        15-Nov-02           5.20                  157
8....................           15             16-Mar-98        15-Mar-03           5.10                  133
9....................           50             15-Jul-98        15-Mar-03           5.10                  433
10...................           20             15-Apr-98        15-Jun-03           5.10                  180
11...................           10             15-Sep-98        15-Sep-03           5.30                  114
12...................           15             15-Jan-01        15-Nov-03           5.30                  102
13...................           10             16-Feb-99        15-Feb-04           5.40                  139
14...................           46             15-Jan-01        15-Jan-05           5.40                  656
15...................           20             15-Feb-01        15-Feb-06           5.55                  368
16...................           23             15-Mar-01        15-Feb-06           5.45                  445
                              ----                                                                     ------
                              $378                                                                     $3,519
                              ====                                                                     ======

---------------

(1) Under each swaption, if exercised, Airplanes Group would receive fixed rate payments at the rate indicated above on a monthly fixed 30/360 unadjusted basis.

(2) Under each swaption, if exercised, Airplanes Group would pay floating rate payments at one month LIBOR, reset monthly.

     Through the use of swaps, swaptions and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

     The directors of Airplanes Limited and the controlling trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Specific hedging contracts are approved by officers of the administrative agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions who have credit ratings, or provide collateralization arrangements, which are consistent with maintaining the ratings of the class A certificates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging

Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. We adopted SFAS No. 133 and SFAS No. 138 on April 1, 2001.

     Upon adoption of the standards all derivatives will be recognized on the balance sheet at their fair value. All derivatives will be designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" ("trading" instrument). We expect that all of our interest rate swaps will be designed as cash flow hedges while our swaptions will be designated as trading instruments.

     Airplanes Group is in the process of formally documenting all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. Airplanes Group will formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge will be recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item.

     We will discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

     In all situations in which hedge accounting is discontinued, we will continue to carry the derivative at its fair value on the balance sheet, and recognize any changes in its fair value in earnings.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

                                                               OFFICES HELD
                                      --------------------------------------------------------------
NAME                             AGE        AIRPLANES LIMITED                AIRPLANES TRUST
----                             ---  ------------------------------  ------------------------------

Richard E. Cavanagh............  54   Independent director            Independent controlling
                                                                      trustee

Roy M. Dantzic.................  55   Independent director            Independent controlling
                                                                      trustee

Hugh R. Jenkins................  67   Independent director            Independent controlling
                                                                      trustee

William M. McCann..............  57   Chairman and independent        Chairman and independent
                                      director                        controlling trustee

Brian T. Hayden................  54   Class E note director           Class E note controlling
                                                                      trustee

     Richard Cavanagh is the President and Chief Executive Officer of The Conference Board, Inc., a global business research and membership enterprise based in New York City. Before taking up his current position in 1995, he served for eight years as Executive Dean of the Kennedy School of Government at Harvard University. Before that, he was a partner at McKinsey & Company, Inc., an international management consulting firm. During his 17 years with McKinsey, he took a two-year public service leave and held senior positions in The White House Office of Management & Budget. He co-authored the management book The Winning Performance. Mr. Cavanagh also serves as a director of Aircraft Finance Trust (another aircraft securitization vehicle), the BlackRock Mutual Fund family, Arch Chemicals (formerly Olin), The Fremont Group (formerly Bechtel Investments) and The Guardian Life Insurance Company.

     Roy Dantzic qualified as a chartered accountant in 1968 and started his career with Coopers & Lybrand. Between 1970 and 1980, he engaged in corporate advisory work, principally as a director of Samuel Montagu. In 1980, Mr. Dantzic was appointed by the British Government as the finance director of British National Oil Corporation and he served in this capacity until 1984. Between 1985 and 1989, he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of directors of Stanhope Properties and served as its finance director from 1992 until the company was acquired in 1995. In August 1995, Mr. Dantzic became a director of the corporate broking division of Merrill Lynch International Ltd. In addition, he has served as a non-executive director on the boards of Central Electricity Generating Board, British Nuclear Fuels Limited, Saxon Oil Limited and Total Oil Holdings Ltd. Mr. Dantzic is currently the managing director of Lattice Property Holdings Ltd.

     Hugh Jenkins has spent over 20 years in senior investment management positions. He served as Director-General of Investments for the pension plans of the National Coal Board from 1973-1985, a director of Heron International, N.V. from 1985-1986, Group Investment director of Allied Dunbar Insurance Plc from 1986-1989, and an executive director of the Prudential Corporation plc and Chairman/Chief Executive of its investment management subsidiary from 1989 to December 1995. He is currently the Chairman of Development Securities plc and a non-executive director of EMI Group plc, Johnson Matthey plc, Gartmore European Investment Trust plc and Development Securities (Investments) plc. Mr. Jenkins is also an Advisory Director of London Economics Ltd.

     William McCann, a chartered accountant, was the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland from 1987 to 1995. From 1991 to 1995 he was a member of the Price Waterhouse World Board. He was a director of the Central Bank of Ireland from 1993 to 1998. Mr. McCann was a member of the Electricity Supply Board, Ireland from 1986 to 2001 and Chairman from 1996 to 2001. Mr. McCann is currently Deputy Chairperson of the Irish Takeover Panel. He is also a director of Anglo Irish Bank Corporation plc,

Canada Life Assurance (Ireland) Limited and Readymix plc and is Chairman or a director of a number of other companies. He is a member of the Irish National Competitiveness Council and is a Board Member of the University College Dublin Graduate School of Business.

     Brian Hayden qualified as a mechanical engineer in 1970 and started his career with Aer Lingus. He worked in various management positions within Aer Lingus during the next 19 years. In 1989, he moved to GPA Group (now known as debis AirFinance Ireland) to head the technical division as Senior Vice President -- Technical. In 1993, he joined GECAS and is presently an Executive Vice President with responsibility for technical management of the GECAS-owned and managed fleet. He is a director of GECAS and a former director of Irish Helicopters.

     Neither Airplanes Limited nor Airplanes Trust has any employees or executive management. The board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust rely on the servicer, the administrative agent, the cash manager and the other service providers for all servicing, executive and administrative functions. See "Item 1. Business -- Risk Factors -- Risks Relating to Airplanes Group and Third Parties" for a description of the risks involved in relying on service providers to operate our business. The directors and controlling trustees of Airplanes Limited and Airplanes Trust, as well as other individuals, serve as directors of various of our subsidiaries.

     AUDIT COMMITTEES

     The audit committees of Airplanes Limited and Airplanes Trust, each established in August 2000, consist of their four independent directors or controlling trustees, respectively. The duties of each audit committee include:

     (a) consideration of the independence and appointment of external auditors and audit fees;

     (b) discussion of the nature and scope of the audit with the external auditor before any audit commences;

     (c) review of the annual financial statements before submission to the board of Airplanes Limited or controlling trustees of Airplanes Trust;

     (d) discussion of any issues and reservations arising from the audit and any matters the auditor may wish to discuss, if necessary, in the absence of the administrative agent, cash manager and servicer;

     (e)   review of Airplanes Group's internal control systems; and

     (f) consideration of other topics as defined by the board of Airplanes Limited or controlling trustees of Airplanes Trust.

THE SERVICER

     GECAS provides various aircraft-related services to us as servicer under the servicing agreement. On November 20, 1998, GECAS' affiliate, GE Capital, acquired the class E notes previously held by GPA Group (now known as debis AirFinance Ireland) and its subsidiaries. As the holder of the majority of the class E notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one controlling trustee of Airplanes Trust. GECAS also holds 5% of the ordinary share capital of Airplanes Holdings, and its affiliate, GE Capital, has an option to acquire the residual interest in Airplanes Trust from debis AirFinance, Inc.

     GECAS is a global commercial aviation financial services company that offers a broad range of aircraft financial products and provides management, marketing and technical support services to airlines, aircraft owners, lenders and investors and various of its affiliates, including the GE Group, and other third parties, including Aircraft Finance Trust, debis AirFinance Ireland and Airplanes Group. As of March 31, 2001, GECAS and its affiliates managed a portfolio consisting of 1,086 aircraft on lease to more than 162 lessees in 61 countries throughout the world. As of March 31, 2001, GECAS has also committed to purchase a total of 409 new aircraft from manufacturers, deliverable through December 2007.

     GECAS and its affiliates offer such financial products as finance leases (including both direct financing and leveraged leases), operating leases and other structured finance products (including aircraft securitization vehicles). Its management services include collecting rental payments, arranging and monitoring aircraft maintenance performed by others, limited technical inspection of aircraft, arranging and monitoring insurance, arranging for aircraft valuations, registration and de-registration, monitoring compliance with leases, enforcement of lease provisions against lessees, confirming compliance with applicable ADs and facilitating delivery and redelivery of aircraft. GECAS also arrange sales of aircraft to third parties. GECAS, its affiliate, GE Capital, or any of its other affiliates may acquire debt or beneficial interests in other securitization vehicles that own a portfolio of aircraft assets.

     GECAS is headquartered in Shannon, Ireland where it had 97 employees as of March 31, 2001. GE Capital Aviation Services, Inc., of which GECAS is a subsidiary, has a further 130 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; Miami, Florida and a number of other locations.

     The table below sets forth the different aircraft comprising the GECAS managed portfolio as of March 31, 2001 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or managed for third parties or Airplanes Group.

                                                 GE CAPITAL     OTHER MANAGED      AIRPLANES
AIRCRAFT TYPE AND CLASS                            FLEET       THIRD PARTIES(1)      GROUP      TOTAL
-----------------------                          ----------    ----------------    ---------    -----
Airbus
  A300.........................................      16               --                3          19
  A310.........................................       7                1               --           8
  A319.........................................      58               --               --          58
  A320.........................................      49               13               12          74
  A321.........................................       5               --               --           5
  A330.........................................       7               --               --           7
Boeing
  B727.........................................       8               --                2          10
  B737-200.....................................      42                3               22          67
  B737-300/400/500.............................     201(2)            18               43         262
  B737-600/700/800.............................      90               --               --          90
  B747.........................................      31               --                1          32
  B757-200.....................................      27               --                3          30
  B767-200ER...................................       5                2                1           8
  B767-300ER...................................      34               10                4          48
  B777-200.....................................       6               --               --           6
McDonnell Douglas
  DC8..........................................       2               --               19          21
  DC9..........................................      --               24               10          34
  DC10.........................................       9                3               --          12
  MD-11........................................       6                2                3          11
  MD-81........................................      --               10               --          10
  MD-82........................................      30               21                2          53
  MD-83........................................      16                8               23          47
  MD-87........................................      --                5                1           6
  MD-88........................................      12               --               --          12
Fokker
  F-100........................................      10                3               16          29
Other Jets.....................................      88                1               --          89
Turboprops.....................................       3                7               28          38
                                                    ---              ---              ---       -----
  Total........................................     762              131              193       1,086
                                                    ===              ===              ===       =====
Body Type:
  Widebody.....................................     122               18               12         152
  Narrowbody...................................     640              113              181         934
Stage Compliance(3):
  Stage 2......................................      22                3               31          59
  Stage 3......................................     740              128              162       1,027

---------------

(1) The third parties include debis AirFinance Ireland and Aircraft Finance Trust. Certain aircraft included in the Other Managed Third Parties fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2) For purposes of this table, seven B737 aircraft which GE Capital leases to debis AirFinance Ireland and which are subleased to the operating lessee, have been included in the GE Capital fleet.

(3) Turboprop and Stage 3 hushkitted aircraft have been classified as Stage 3 compliant.

THE SERVICING AGREEMENT

     GECAS provides services with respect to all of the aircraft in our portfolio pursuant to the servicing agreement. The servicing agreement provides that the servicer will act in accordance with applicable law and with our directions in performing the aircraft services described below. In addition, the servicer has agreed to perform its services in accordance with the following "GECAS SERVICES STANDARD" and "GECAS CONFLICTS STANDARD":

     - GECAS must use reasonable care and diligence at all times in the performance of the services.

     - If a conflict of interest arises regarding GECAS's management, servicing or marketing of (a) any two aircraft in our portfolio or (b) any aircraft in our portfolio and any other aircraft managed by GECAS, GECAS will perform its services in good faith. If the two aircraft or the aircraft in our portfolio and the other aircraft managed by GECAS are substantially similar in terms of objectively identifiable characteristics that are relevant for the particular services to be performed, GECAS will not discriminate among the aircraft or between any of the aircraft in our portfolio and any other aircraft managed by GECAS on an unreasonable basis. GECAS is not obliged to inform us of any conflicts of interest.

     The servicer does not have any fiduciary duty or other implied duties to us or any other person, including any certificate holders, and its obligations will be limited to the express terms of the servicing agreement. GECAS will not be liable to us for any of our losses arising out of, in connection with or related to, GECAS's management of our portfolio, except where those losses are finally adjudicated to have resulted directly from GECAS's gross negligence or wilful misconduct. The servicer is not obliged to take any action that it believes is reasonably likely to violate any applicable law with respect to GECAS or its affiliates, violate any established written policies of GE related to legal, ethical and social matters in business practices, or lead to an investigation by any governmental authority. In addition, the servicer does not assume any liability or accountability for (a) the terms and conditions of the notes, (b) the ability of Airplanes Limited or Airplanes Trust to comply with the terms and conditions of the notes or the guarantees and (c) the structuring or implementation of any aspect of the various transactions contemplated by this report.

     Airplanes Limited, Airplanes Trust, Airplanes Holdings and AeroUSA have agreed to indemnify the servicer and its affiliates on an after-tax basis for any of its losses arising out of, in connection with or related to its performance of the services, except where those losses are finally adjudicated to have resulted directly from GECAS's gross negligence or wilful misconduct in respect of its obligation to apply the GECAS services standard or GECAS conflicts standard in respect of its performance of the services.

AIRCRAFT SERVICES

     The main categories of the services that are provided by the servicer are:

     - lease marketing, including re-marketing, lease negotiation and execution;

     - aircraft management, including lease rent collection, ensuring aircraft maintenance, insurance monitoring and procurement, contract compliance by, and enforcement against, lessees, and accepting delivery and re-delivery of aircraft;

     -  aircraft sales as we direct;

     - monitoring of maintenance reporting, and provision of records and information about the aircraft;

     -  arranging valuations and monitoring regulatory developments;

     - commercially reasonable assistance in complying with covenants relating to the aircraft under the indentures;

     - assistance in connection with public or private offerings of certificates;

     - legal and other professional services in the ordinary course of the operating lease business; and

     -  periodic reporting of operational information relating to the aircraft.

     The servicer has also agreed to give us and our agents access to information and its personnel for monitoring purposes, and to separate its own funds from our funds.

OPERATING GUIDELINES

     Under the servicing agreement, GECAS is entitled to exercise the authority necessary to give it a practicable and working autonomy in performing the services. Airplanes Holdings, acting on behalf of Airplanes Group through the administrative agent, has established monitoring and control procedures to enable the servicer to properly manage our business and assets.

     All transactions the servicer enters into on our behalf must be at arm's length and on fair market value terms unless we agree otherwise. Some transactions or matters involving the aircraft require the prior written approval of Airplanes Holdings. These include:

     -  sales of aircraft unless required by a lease;

     - entering into any leases, renewals or extensions on terms that do not comply with the operating covenants under the indentures;

     - terminating any lease or leases to any single lessee with respect to aircraft having an aggregate depreciated net book value in excess of $200 million;

     - entering into any contract for the modification or maintenance of aircraft where the costs to be incurred (a) exceed the greater of (1) the estimated aggregate cost of a heavy maintenance check for a similar aircraft and (2) available maintenance reserves or other collateral under the related lease, or (b) are outside the ordinary course of our business;

     - issuing any guarantee for us, or otherwise pledging our credit, other than with respect to trade payables in the ordinary course of business; and

     - any transaction with GE Capital or any of its affiliates not contemplated in the servicing agreement.

BUDGET

     Airplanes Holdings adopts an annual budget each year with respect to the aircraft. The servicer has agreed to use reasonable commercial efforts to attempt to achieve the budget each year.

SERVICING FEES

     Airplanes Limited, Airplanes Holdings and AeroUSA pay an annual index-linked fee to the servicer, payable monthly in arrears for the period each aircraft is under management. For the year to March 31, 2001, this fee is 0.53% of the agreed book value of each aircraft, payable monthly in arrears for the period of time that aircraft is under GECAS's management. The servicer is entitled to additional incentive fees based on annual cash flow generated by leases in excess of targets and sales of aircraft, with a minimum fee of $1.5 million annually. The servicer is also entitled to additional fees in connection with the services required to be provided by GECAS in respect of any offerings and sales by us of certificates. Airplanes Limited, Airplanes Holdings and AeroUSA also pay expenses incurred or approved by the servicer on our behalf, including aircraft maintenance costs and insurance, outside professional advisory fees and other out of pocket expenses, which may be a significant component of our overhead costs. In the year ended March 31, 2001, aircraft maintenance reserve expenses were $56.8 million. Other expenses, including servicer fees, outside professional advisory fees, insurance and other out of pocket expenses amounted to $26.4 million for the same period.

TERM AND TERMINATION

     The initial term of the servicing agreement expires on the earlier of March 28, 2014 and the payment in full of all amounts outstanding under the notes. Each party has the right to terminate under specified circumstances. The servicer has the right to terminate the servicing agreement if any of the following occur:

     - Airplanes Limited, Airplanes Trust, Airplanes Holdings and/or AeroUSA fail to pay when due any servicing fees or other amounts owed to the servicer after appropriate notice;

     - Airplanes Limited, Airplanes Trust, Airplanes Holdings and/or AeroUSA fail to perform or observe or violate in any material respect any material term, covenant, condition or agreement under the servicing agreement;

     - any of Airplanes Limited, Airplanes Trust, Airplanes Holdings, AeroUSA or their respective subsidiaries or affiliates has made a false or misleading representation or warranty in the servicing agreement or any related document that is reasonably likely to have a material adverse effect on the servicer or on its rights and obligations under the servicing agreement;

     - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against Airplanes Limited, Airplanes Trust, Airplanes Holdings, AeroUSA or any of their significant subsidiaries continues for 75 days or if any of these entities goes into liquidation or suffers a receiver or mortgagee to take possession of all or substantially all of our or its assets, or if any of these entities commences a voluntary proceeding under bankruptcy, insolvency, receivership or similar law or makes a general assignment for the benefit of their creditors;

     - Airplanes Limited, Airplanes Trust, AeroUSA, Airplanes Holdings and their respective subsidiaries and affiliates no longer own any aircraft;

     -  the indentures cease to be in full force and effect; or

     - any guarantee in favor of the servicer by any of Airplanes Limited, Airplanes Trust, AeroUSA, Airplanes Holdings and their respective subsidiaries and affiliates ceases to be legal, valid and binding.

     Airplanes Holdings, on behalf of itself, AeroUSA and Airplanes Limited, has the right to terminate the servicing agreement if any of the follow occur:

     - the servicer ceases to be at least 75% owned, directly or indirectly, by GE or GE Capital;

     - the servicer fails in any material respect to perform any material services required by the servicing agreement in accordance with the GECAS services standard or the GECAS conflicts standard, and this failure has a material adverse effect on Airplanes Group as a whole; or

     - an involuntary proceeding under bankruptcy, insolvency, receivership or similar law against GE, GE Capital or the servicer continues undismissed for 75 days or any of those entities goes into liquidation or suffers a receiver or mortgagee to take possession of all or substantially all of its assets, or if GE, GE Capital or the servicer commences a voluntary proceeding under bankruptcy, insolvency, receivership or similar law or makes a general assignment for the benefit of its creditors.

     Airplanes Limited, AeroUSA and Airplanes Holdings also have the right to terminate the servicing agreement upon six months' written notice to the servicer if:

     - the servicer fails to perform any of its specified tax related undertakings to preserve the Shannon tax benefits as described below; and

     - as a result, we experience a material adverse tax event as defined in the servicing agreement.

     The servicer may resign if it determines that directions given, or services required, would, if carried out:

     -  be unlawful under applicable law;

     - violate GE policy as written and in effect for GE and its controlled subsidiaries at that time;

     -  be likely to lead to an investigation by any governmental authority;

     - expose the servicer to liabilities for which, in the servicer's good faith opinion, it is not adequately indemnified; or

     - place the servicer in a conflict of interest so that, in the servicer's good faith opinion, it could not continue to perform its obligations under the servicing agreement according to its terms.

     Generally, the servicer may only resign, and the parties may only terminate the servicing agreement, if a replacement servicer has been appointed and the rating agencies have confirmed that the current ratings of any certificates will not be lowered or withdrawn.

TAX STATUS

     Because GECAS owns 5% of the outstanding issued ordinary share capital of Airplanes Holdings and it maintains particular employment levels in Shannon, Ireland, Airplanes Holdings and its Irish tax-resident subsidiaries enjoy reduced rates of corporation tax, and improved entitlements to capital allowances. In addition, these Shannon tax benefits include the right to pay interest in various circumstances without paying Irish withholding tax, and to deduct payments of interest in calculating corporate tax liability. While we expect Airplanes Holdings and our Irish tax resident subsidiaries to continue to benefit from their status as Shannon certified companies until the scheduled termination of the preferential tax regime on December 31, 2005, we cannot guarantee that the management of the aircraft by the servicer will not expose Airplanes Holdings or the Irish tax resident companies to tax liabilities outside Ireland. The servicing agreement sets out various tax-related undertakings of the servicer to maintain a favorable tax treatment in Ireland for Airplanes Holdings and its Irish tax resident subsidiaries. These include:

     - maintaining minimum levels of employment in Ireland if required for Airplanes Holdings or its Irish tax resident subsidiaries to maintain their Shannon licences and tax certification;

     - holding meetings of the board of directors of the servicer in Shannon at least quarterly, and only occasionally outside Shannon;

     - holding meetings of the servicer's transaction approval committee in Shannon at least monthly and only occasionally outside Ireland;

     -  a majority of the committee members must be employees of the servicer;

     - generally signing aircraft-related contracts in Ireland or outside of Ireland pursuant to a limited power of attorney;

     - compensating any of the servicer's affiliates for services provided outside Ireland in respect of the aircraft only to the extent those services are provided by express agreement;

     - ensuring the managing director of the servicer is an officer and employee based in Shannon; and

     -  maintaining no offices outside Shannon.

     If the servicer breaches a tax-related undertaking as a result of its gross negligence or wilful misconduct and we experience a material tax event, our sole remedy is to terminate the servicing agreement after notice. The servicer has the right for any good faith commercial reason to modify the tax-related undertakings, which could lead to a loss of favorable tax treatment for Airplanes Holdings and its Irish tax resident subsidiaries.

ASSIGNMENT OF SERVICING AGREEMENT

     None of the servicer, Airplanes Limited, Airplanes Holdings or AeroUSA can assign their rights and obligations under the servicing agreement without the other parties' consent. However, the servicer may delegate a portion, but not all, of its duties to GE Capital or GE or any 75% or more owned subsidiary of GE Capital or GE.

PRIORITY OF PAYMENT OF SERVICING FEES AND REIMBURSABLE EXPENSES

     The fees and expenses of the servicer rank senior in priority of payment to all payments of interest, principal and any premium on the notes.

     The obligations of Airplanes Limited, Airplanes Holdings and AeroUSA under the servicing agreement have been guaranteed by each other, Airplanes Trust and their respective subsidiaries and affiliates.

     GECAS's address is GE Capital Aviation Services Limited, Aviation House, Shannon, Ireland and its telephone number is +353-61-706500.

THE ADMINISTRATIVE AGENT AND CASH MANAGER

DEBIS AIRFINANCE IRELAND

     Subsidiaries of debis AirFinance Ireland serve as our administrative agent and cash manager. debis AirFinance Ireland is a wholly-owned indirect subsidiary of debis AirFinance B.V., a major participant in the global commercial aviation industry. debis AirFinance B.V., directly and through debis AirFinance Ireland and other subsidiaries, also owns and manages aircraft, both for its own account and for third parties, including AerCo, another aircraft securitization vehicle. At March 31, 2001, debis AirFinance B.V. directly had 194 aircraft in its portfolio which were on lease to 75 lessees in 34 countries and, through debis AirFinance Ireland, had 103 aircraft in its portfolio which were on lease to 52 lessees in 25 countries. debis AirFinance Ireland is also the holder of all of the subclass D-2, E-1 and E-2 notes of AerCo and acts as servicer for AerCo's portfolio of aircraft. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager to AerCo. Other subsidiaries of debis AirFinance Ireland act as administrative agent and cash manager to GPA-ATR Limited, a turboprop aircraft joint venture company in which debis AirFinance Jetprop Limited holds 50% of the share capital.

     GPA Group (now known as debis AirFinance Ireland), directly or indirectly owned all of the aircraft, the aircraft-owning and aircraft-leasing subsidiaries that we acquired in March 1996. We have taken steps to structure Airplanes Group and the acquisition from debis AirFinance Ireland in 1996 to ensure that our assets would not be consolidated with the assets of debis AirFinance Ireland and would not otherwise become available to their creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. See "Item 1. Business -- Risk Factors -- Risks Relating to Bankruptcy."

     At March 31, 2001, debis AirFinance B.V. employed 105 people worldwide, with 32 employees in Shannon, Ireland, where debis AirFinance Ireland is located. debis AirFinance B.V. has its headquarters in Amsterdam, the Netherlands and has subsidiaries with offices in Malmo, Sweden and Fort Lauderdale, Florida.

ADMINISTRATIVE AGENT

     debis AirFinance Financial Services (Ireland) Limited, as administrative agent, is responsible for providing administrative and accounting services to the directors and controlling trustees. Its duties include:

     -  monitoring the performance of the servicer;

     -  liaising with rating agencies;

     - maintaining accounting ledgers (although we retain responsibility for all discretionary decisions and judgments relating to the preparation and maintenance of ledgers and accounts, and we retain responsibility for, and prepare, our financial statements);

     -  preparing and presenting annual budgets to us for approval;

     -  authorizing payment of various expenses;

     - coordinating any amendments to the transaction documents other than the leases;

     -  supervising outside counsel and coordinating legal advice;

     - preparing and coordinating reports to investors and the SEC and managing investor relations with the assistance of outside counsel and auditors, if appropriate;

     - preparing, or coordinating the preparation of, all required tax returns for our approval and filing;

     - maintaining, or monitoring the maintenance of, our books and records that are not maintained by our company secretary or the Delaware trustee;

     - preparing agendas and any required papers for meetings of the governing bodies of Airplanes Group entities;

     - assisting us in (i) developing and implementing our interest rate management policy and developing financial models, cash flow projections and forecasts, and (ii) making aircraft lease, sale and capital investment decisions;

     - advising us as to the appropriate levels of the liquidity reserve amount; and

     - assisting us in the refinancing of all or a portion of the notes and certificates.

     We may also ask the administrative agent to provide additional services. We pay an annual index-linked fee of $6 million to the administrative agent, payable monthly in arrears, and an additional annual fee of approximately $2 million, which varies according to the number of aircraft owned. We reimburse the administrative agent for expenses incurred on our behalf and indemnify the administrative agent for any liability it incurs, other than through its own deceit, fraud, wilful default or gross negligence.

     The administrative agent may resign upon 60 days' written notice in defined circumstances. We may remove the administrative agent upon 120 days' written notice with or without cause. However, the resignation or removal of the administrative agent will not become effective until a successor administrative agent has been appointed with the consent of the servicer and has accepted appointment as the successor administrative agent under the administrative agency agreement.

CASH MANAGER

     debis AirFinance Cash Manager Limited, as cash manager, provides cash management and related services to us, including establishing and administering our accounts, providing information about our accounts and investing the funds held by us in the collection account and the lessee funded account in prescribed investments ("PERMITTED ACCOUNT INVESTMENTS") on permitted terms. These accounts (but not the rental accounts) are maintained in the name of the security trustee. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Accounts" for a more detailed description of our accounts.

     The cash manager calculates monthly payments and makes other calculations required under the cash management agreement based on data it receives from the servicer. The cash manager also provides the trustee with the information required for the monthly reports to the certificate holders. It is the responsibility of the cash manager to ensure that the proceeds from the lease or sale of our assets are deposited in the collection account. Upon the occurrence of a note event of default, the cash manager will distribute funds in the manner set forth in the indentures.

     We pay the cash manager an annual fee of $1 million and indemnify the cash manager against any loss or liability it incurs, other than through its own deceit, fraud, willful default or gross negligence, or simple negligence in the handling of funds.

     The cash manager may resign upon 30 days' written notice so long as a replacement cash manager has been appointed. We may remove the cash manager at any time with or without cause.

COMPANY SECRETARY

     Mourant & Co. Secretaries Limited, as company secretary for Airplanes Limited, provides secretarial services for, and maintains the books and records, including minute books and stock transfer records, of Airplanes Limited.

DELAWARE TRUSTEE

     Wilmington Trust Company, as the Delaware Trustee for Airplanes Trust, maintains the books and records, including minute books and trust certificate records, of Airplanes Trust.

ITEM 11.  EXECUTIVE COMPENSATION

     All directors of Airplanes Limited and controlling trustees of Airplanes Trust are compensated for travel and other expenses incurred in the performance of their duties. Each independent director and independent controlling trustee is paid an index-linked annual fee, currently $79,479.75, for their services in both capacities. The chairman of Airplanes Limited and Airplanes Trust also receives an additional index-linked annual fee, currently $52,986.50, for his services in that capacity. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann each receive annual amounts, currently $7,500, $2,500 and $7,500, respectively, for their services as directors of Airplanes Holdings and some of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually for each of them. Mr. Cavanagh and Mr. Dantzic are also each entitled to receive an aggregate of $2,500 annually from AeroUSA and AeroUSA 3 for their services as directors of these companies and are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually. On July 1, 2000, the independent directors and independent controlling trustees were paid a one-off amount by Airplanes Limited and Airplanes Trust equal to the amount they would have received had their fees been index-linked from April 1, 1996, taking account of inflation from April 1, 1996 to April 1, 1999. The aggregate fees paid to the independent directors and independent controlling trustees by Airplanes Trust and Airplanes Limited may not exceed $550,000 in any year. The directors and controlling trustees are reimbursed for travel and other expenses, and premiums for directors' and officers' insurance are paid on their behalf. Neither the director nor the controlling trustee appointed by the holder of a majority in aggregate principal amount of the class E notes receives remuneration from Airplanes Limited or Airplanes Trust for his services, except reimbursement of travel and other expenses and payment of premiums for directors' and officers' insurance.

     The directors and the controlling trustees do not receive any additional cash or non-cash compensation from Airplanes Limited or Airplanes Trust (either in the form of stock options, stock appreciation rights or pursuant to any long-term incentive plan, benefit or actuarial plan or any other similar arrangements of any kind) as salary or bonus for their services as directors or controlling trustees. None of the directors or controlling trustees currently has an employment contract with either Airplanes Limited or Airplanes Trust or serves as a member of a compensation committee of either Airplanes Limited or Airplanes Trust. The compensation of the directors of Airplanes Limited is set forth in the Articles of Association of Airplanes Limited and that of the controlling trustees is set forth in the Airplanes Trust Agreement. None of the directors or controlling trustees has any beneficial ownership in any of the equity securities of Airplanes Limited, Airplanes Trust or any of their subsidiaries.

     None of the directors, controlling trustees or any member of their families, or any person owning five percent or more of Airplanes Limited's capital stock, has been party to any transaction, or is party to any currently proposed transaction, with Airplanes Limited, Airplanes Trust or any of their subsidiaries. No director or controlling trustee or any member of his family, or any corporation, organization or trust in which that director or controlling trustee is an executive officer, partner, trustee or has a beneficial interest, has been indebted in any amount to Airplanes Limited or Airplanes Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Airplanes Group has had and currently maintains various relationships with GE Capital and GECAS. First, GECAS acts as servicer for Airplanes Group. Secondly, GECAS is a holder of 5% of the ordinary share capital of Airplanes Holdings. Thirdly, Mr Hayden, an employee of GECAS, is a director of Airplanes Limited and a controlling trustee of Airplanes Trust. Fourthly, GE Capital holds the majority of the Airplanes Group class E notes and has an option over the residual interest in Airplanes Trust.

     Airplanes Group has had and currently maintains various relationships with debis AirFinance Ireland plc, formerly known as AerFi Group plc which was previously known as GPA Group plc. First, debis AirFinance Ireland acted as promoter in establishing the entities that comprise Airplanes Group. Secondly, Airplanes Group purchased substantially all of its assets from debis AirFinance Ireland . See "Item 1. Business -- Introduction". Third, debis AirFinance Ireland was a holder of 5% of the ordinary share capital of Airplanes Holdings until November 20, 1998. Fourth, subsidiaries of debis AirFinance Ireland act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management". In addition, on November 20, 1998, GE Capital acquired the Airplanes Group class E notes previously held by debis AirFinance Ireland.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.
Schedules: Schedule II is submitted as a separate section of this report beginning on page S-1.

  (a)(3) AND
(c). EXHIBITS:
--------------

     3.1 Certificate of Incorporation of Atlanta Holdings Limited dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29, 1995*

     3.2 Memorandum and Articles of Association of Airplanes Limited dated March 11, 1996**

     3.3 Memorandum and Articles of Association of Airplanes Limited reprinted with amendments to June 29, 2000****

     3.4 Airplanes U.S. Trust Amended and Restated Trust Agreement among GPA, Inc., as Settlor, Wilmington Trust Company, as the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996**

     3.5         Amendment to Airplanes U.S. Trust Amended and Restated Trust
                 Agreement dated June 29, 2000****

     4.1 Pass Through Trust Agreement dated as of March 28, 1996 among Airplanes Limited, Airplanes U.S. Trust and Bankers
                 Trust Company, as Trustee**

     4.2         Trust Supplement No. 7 dated as of March 28, 1996 to the
                 Pass Through Trust Agreement**

     4.3         Trust Supplement No. 8 dated as of March 28, 1996 to the
                 Pass Through Trust Agreement**

     4.4         Trust Supplement No. 9 dated as of March 16, 1998 to the
                 Pass Through Trust Agreement***

     4.5         Trust Supplement No. 11 dated as of March 16, 1998 to the
                 Pass Through Trust Agreement***

     4.6         Trust Supplement No. 12 dated as of March 16, 1998 to the
                 Pass Through Trust Agreement***

     4.7         Trust Supplement No. 13 dated as of March 15, 2001 to the
                 Pass Through Trust Agreement*****

     4.8         Trust Supplement A dated as of March 16, 1998 to the Pass
                 Through Trust Agreement***

     4.9         Form of Subclass A-6 Pass Through Certificate***

     4.10        Form of Subclass A-8 Pass Through Certificate***

     4.11        Form of Subclass A-9 Pass Through Certificate*****
                 (included in Exhibit 4.7)

     4.12        Form of Class B Pass Through Certificate***

     4.13        Form of Class C Pass Through Certificate**

     4.14        Form of Class D Pass Through Certificate**

     4.15        Airplanes Limited Indenture dated as of March 28, 1996 among
                 Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
                 Company, as Trustee**

     4.16        Supplement No. 1 to the Airplanes Limited Indenture***

     4.17        Supplement No. 2 to the Airplanes Limited Indenture*****

     4.18 Airplanes U.S. Trust Indenture dated as of March 28, 1996 among Airplanes U.S. Trust, Airplanes Limited and Bankers
                 Trust Company, as Trustee**

     4.19        Supplement No. 1 to the Airplanes Trust Indenture***

     4.20        Supplement No. 2 to the Airplanes Trust Indenture*****

     4.21        Form of Floating Rate Subclass A-6 Note***

     4.22        Form of Floating Rate Subclass A-8 Note***

     4.23        Form of Floating Rate Subclass A-9 Note*****

  (a)(3) AND
(c). EXHIBITS:
--------------

     4.24        Form of Floating Rate Class B Note***

     4.25        Form of 8.15% Class C Note**

     4.26        Form of 10.875% Class D Note**

     4.27        Form of 20.00% (inflation adjusted) Class E Note**

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

    12           Statement re Computation of Ratios*****

    21           Subsidiaries of the Registrants*****

     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 1, 1995, and Amendments No. 1 through 5 thereto.

   ** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

  *** Incorporated by reference to the Registration Statement on Form S-1 (File
      No. 33-99978), previously filed with the Commission on December 30, 1997, and Amendments No. 1 through 3, thereto.

 **** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

***** Incorporated by reference to the Registration Statement on Form S-4 (File
      No. 33-58608), previously filed with the Commission on April 10 2001 and Amendment No. 1 thereto.

     (b) Reports on Form 8-K: filed for event dates February 15, 2001, March 15, 2001, April 17, 2001, May 15, 2001 and June 15, 2001 (relating to the monthly report to holders of the Certificates);

     (d) Not applicable.

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    F-2
Balance Sheets..............................................    F-3
Statements of Operations....................................    F-4
Statements of Changes in Shareholders' Deficit/Net
  Liabilities...............................................    F-5
Statements of Cash Flows....................................    F-6
Notes to the Financial Statements...........................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust as of March 31, 2001 and 2000, and the related statements of operations, changes in shareholders' deficit/net liabilities and cashflows for each of the years in the three year period ended March 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Limited and Airplanes U.S. Trust as at March 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three year period ended March 31, 2001, in conformity with generally accepted accounting principles in the United States.

                                          KPMG
                                          Chartered Accountants
Dublin, Ireland
June 11, 2001

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                                                  MARCH 31,
                                     -------------------------------------------------------------------
                                                   2000                               2001
                                     --------------------------------   --------------------------------
                                     AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                             NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                             -----   ---------   ---------   --------   ---------   ---------   --------
                                               ($ MILLIONS)                       ($ MILLIONS)
ASSETS
Cash.......................    5         197          6          203        191          6          197
Accounts receivable........    6
  Trade receivables........               24          8           32         19         11           30
  Allowance for doubtful
     debts.................              (10)        (5)         (15)       (12)        (7)         (19)
Amounts due from Airplanes
  Limited..................    7          --         28           28         --         46           46
Net investment in capital
  and sales type leases....    8          15         --           15          7         --            7
Aircraft, net..............    9       2,697        235        2,932      2,543        209        2,752
Other assets...............                3          8           11          6          4           10
                                      ------       ----       ------     ------       ----       ------
Total assets...............            2,926        280        3,206      2,754        269        3,023
                                      ======       ====       ======     ======       ====       ======
LIABILITIES
Accrued expenses and other
  liabilities..............   10         807         74          881      1,111        104        1,215
Amounts due to Airplanes
  Trust....................    7          28         --           28         46         --           46
Indebtedness...............   11       3,313        323        3,636      3,185        310        3,495
Provision for
  maintenance..............   12         258         16          274        233         13          246
Deferred income taxes......   19          66         48          114         58         40           98
                                      ------       ----       ------     ------       ----       ------
Total liabilities..........            4,472        461        4,933      4,633        467        5,100
                                      ------       ----       ------     ------       ----       ------
Net liabilities............           (1,546)      (181)      (1,727)    (1,879)      (198)      (2,077)
                                      ------       ----       ------     ------       ----       ------
                                       2,926        280        3,206      2,754        269        3,023
                                      ======       ====       ======     ======       ====       ======

     Commitments and Contingent Liabilities (Notes 20 and 21)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                        YEARS ENDED MARCH 31,
                                 -------------------------------------------------------------------
                                               1999                               2000
                                 --------------------------------   --------------------------------
                                 AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                         NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                         -----   ---------   ---------   --------   ---------   ---------   --------
                                           ($ MILLIONS)                       ($ MILLIONS)
REVENUES
Aircraft leasing.......   14        484          42         526        460          41         501
Aircraft sales.........   14         37          95         132          3          --           3
Other income...........              --          --          --          1          --           1
EXPENSES
Cost of aircraft
 sold..................             (32)        (86)       (118)        (1)         --          (1)
Depreciation and
 amortisation..........            (159)        (17)       (176)      (157)        (17)       (174)
Net interest expense...   15       (388)        (40)       (428)      (425)        (43)       (468)
Bad and doubtful
 debts.................              (9)         (2)        (11)        (2)         (2)         (4)
Provision for loss
 making leases, net....   16         11           1          12          3           1           4
Other lease costs......   17        (80)         (3)        (83)       (71)         (3)        (74)
Selling, general and
 administrative
 expenses..............   18        (32)         (3)        (35)       (31)         (3)        (34)
                                   ----        ----        ----       ----        ----        ----
OPERATING LOSS BEFORE
 INCOME TAXES..........            (168)        (13)       (181)      (220)        (26)       (246)
Income tax benefit.....   19          3          --           3        (15)          8          (7)
                                   ----        ----        ----       ----        ----        ----
NET LOSS...............            (165)        (13)       (178)      (235)        (18)       (253)
                                   ====        ====        ====       ====        ====        ====

                              YEARS ENDED MARCH 31,
                         --------------------------------
                                       2001
                         --------------------------------
                         AIRPLANES   AIRPLANES
                          LIMITED      TRUST     COMBINED
                         ---------   ---------   --------
                                   ($ MILLIONS)
REVENUES
Aircraft leasing.......     432          39         471
Aircraft sales.........       8          13          21
Other income...........      --          --          --
EXPENSES
Cost of aircraft
 sold..................      (4)        (10)        (14)
Depreciation and
 amortisation..........    (154)        (16)       (170)
Net interest expense...    (487)        (49)       (536)
Bad and doubtful
 debts.................      (5)         (2)         (7)
Provision for loss
 making leases, net....     (17)         --         (17)
Other lease costs......     (81)         (2)        (83)
Selling, general and
 administrative
 expenses..............     (33)         (2)        (35)
                           ----        ----        ----
OPERATING LOSS BEFORE
 INCOME TAXES..........    (341)        (29)       (370)
Income tax benefit.....       8          12          20
                           ----        ----        ----
NET LOSS...............    (333)        (17)       (350)
                           ====        ====        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                                                AIRPLANES LIMITED
                                    ------------------------------------------     AIRPLANES       COMBINED
                                       SHARE                                         TRUST       SHAREHOLDERS
                                      CAPITAL          NET        SHAREHOLDERS        NET        DEFICIT/NET
                                     (NOTE 15)     LIABILITIES      DEFICIT       LIABILITIES    LIABILITIES
                                    -----------    -----------    ------------    -----------    ------------
                                      ($              ($          ($ MILLIONS)      ($
                                    MILLIONS)       MILLIONS)                      MILLIONS)     ($ MILLIONS)
BALANCE AT MARCH 31, 1999.........       --           1,311          1,311            163           1,474
                                        ---           -----          -----            ---           -----
Net loss for the fiscal year......       --             235            235             18             253
                                        ---           -----          -----            ---           -----
Balance at March 31, 2000.........       --           1,546          1,546            181           1,727
                                        ---           -----          -----            ---           -----
Net loss for the fiscal year......       --             333            333             17             350
                                        ---           -----          -----            ---           -----
BALANCE AT MARCH 31, 2001.........       --           1,879          1,879            198           2,077
                                        ===           =====          =====            ===           =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED MARCH 31,
                                -------------------------------------------------------------------
                                              1999                               2000
                                --------------------------------   --------------------------------
                                AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                 LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                ---------   ---------   --------   ---------   ---------   --------
                                          ($ MILLIONS)                       ($ MILLIONS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss......................    (165)        (13)       (178)      (235)        (18)       (253)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation and
 amortisation.................     159          17         176        157          17         174
Aircraft maintenance, net.....     (21)         (1)        (22)        (6)         (1)         (7)
Profit on disposal of
 aircraft.....................      (5)         (9)        (14)        (2)         --          (2)
Deferred income taxes.........      (3)         --          (3)        15          (8)          7
Provision for loss making
 leases.......................     (11)         (1)        (12)        (3)         (1)         (4)
Accrued and deferred interest
 expense......................     187          18         205        249          23         272
Changes in operating assets
 and liabilities:
Accounts receivable, net......     (12)         (1)        (13)         4           5           9
Other accruals and
 liabilities..................     (39)         11         (28)       (16)          1         (15)
Other assets..................      --          --          --         --          --          --
                                  ----        ----        ----       ----        ----        ----
NET CASH PROVIDED BY OPERATING
 ACTIVITIES...................      90          21         111        163          18         181
                                  ====        ====        ====       ====        ====        ====
Cash Flows from Investing
 Activities
Sale of /(Additions to)
 aircraft.....................      48          79         127         --          --          --
Intercompany account
 movements....................      79         (79)         --         --          --          --
Capital and sales type
 leases.......................       8          --           8          8          --           8
                                  ----        ----        ----       ----        ----        ----
NET CASH PROVIDED BY/INVESTING
 ACTIVITIES...................     135          --         135          8          --           8
                                  ====        ====        ====       ====        ====        ====
CASH FLOWS FROM FINANCING
 ACTIVITIES
Repayment of notes............    (219)        (21)       (240)      (192)        (18)       (210)
Issue of refinanced notes.....      --          --          --         --          --          --
                                  ----        ----        ----       ----        ----        ----
NET CASH (USED IN) FINANCING
 ACTIVITIES...................    (219)        (21)       (240)      (192)        (18)       (210)
                                  ====        ====        ====       ====        ====        ====
NET INCREASE/(DECREASE) IN
 CASH.........................       6          --           6        (21)         --         (21)
Cash at beginning of year.....     212           6         218        218           6         224
                                  ----        ----        ----       ----        ----        ----
Cash at end of year...........     218           6         224        197           6         203
                                  ====        ====        ====       ====        ====        ====
CASH PAID IN RESPECT OF:
Interest......................     219          23         241        193          21         214
                                  ====        ====        ====       ====        ====        ====

                                     YEARS ENDED MARCH 31,
                                --------------------------------
                                              2001
                                --------------------------------
                                AIRPLANES   AIRPLANES
                                 LIMITED      TRUST     COMBINED
                                ---------   ---------   --------
                                          ($ MILLIONS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss......................    (333)        (17)       (350)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation and
 amortisation.................     154          16         170
Aircraft maintenance, net.....     (25)         (2)        (27)
Profit on disposal of
 aircraft.....................      (4)         (3)         (7)
Deferred income taxes.........      (8)        (12)        (20)
Provision for loss making
 leases.......................      17          --          17
Accrued and deferred interest
 expense......................     300          29         329
Changes in operating assets
 and liabilities:
Accounts receivable, net......       7         (19)        (12)
Other accruals and
 liabilities..................       1          --           1
Other assets..................      (4)          8           4
                                  ----        ----        ----
NET CASH PROVIDED BY OPERATING
 ACTIVITIES...................     105          --         105
                                  ====        ====        ====
Cash Flows from Investing
 Activities
Sale of /(Additions to)
 aircraft.....................       6          13          19
Intercompany account
 movements....................      --          --          --
Capital and sales type
 leases.......................       7          --           7
                                  ----        ----        ----
NET CASH PROVIDED BY/INVESTING
 ACTIVITIES...................      13          13          26
                                  ====        ====        ====
CASH FLOWS FROM FINANCING
 ACTIVITIES
Repayment of notes............    (806)        (81)       (887)
Issue of refinanced notes.....     682          68         750
                                  ----        ----        ----
NET CASH (USED IN) FINANCING
 ACTIVITIES...................    (124)        (13)       (137)
                                  ====        ====        ====
NET INCREASE/(DECREASE) IN
 CASH.........................      (6)         --          (6)
Cash at beginning of year.....     197           6         203
                                  ----        ----        ----
Cash at end of year...........     191           6         197
                                  ====        ====        ====
CASH PAID IN RESPECT OF:
Interest......................     190          20         210
                                  ====        ====        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                       NOTES TO THE FINANCIAL STATEMENTS

1.   SECURITIZATION TRANSACTION

     On March 28, 1996 ("THE CLOSING DATE") debis AirFinance Ireland plc (then known as GPA Group plc) and its subsidiary undertakings ("DEBIS") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction ("THE TRANSACTION").

     Under the terms of the Transaction, a combination ("AIRPLANES GROUP") comprising Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("AIRPLANES LIMITED") and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("AIRPLANES TRUST") together acquired directly or indirectly from debis a portfolio of 229 commercial aircraft (collectively the "AIRCRAFT") and related leases (the "LEASES"). The Transaction was effected by transferring existing subsidiaries of debis that owned the Aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("NOTES") with approximately 91% of the principal amount of notes in each class being issued by Airplanes Limited and 9% approximately by Airplanes Trust. Airplanes Group also issued Class E Notes ranking after the Notes and these were taken up by debis as part consideration for the transfer of the Aircraft and certain related lease receivables. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

     On March 16, 1998 Airplanes Group successfully completed a refinancing of $2,437 million related to Class A and Class B Notes.

     On November 20, 1998 debis (then known as AerFi Group plc) transferred its holding of E Notes to GE Capital Corporation ("GE CAPITAL").

     On March 15, 2001 Airplanes Group successfully completed a refinancing of $750 million related to Class A Notes.

2.   BASIS OF PREPARATION

     The accompanying financial statements of Airplanes Limited, Airplanes Trust and the combined balance sheets, statements of operations, statements of changes in shareholders' deficit/net liabilities and cash flows of Airplanes Group (together the "FINANCIAL STATEMENTS") have been prepared on a going concern basis in accordance with the accounting policies set out in Note 4 and in conformity with United States of America generally accepted accounting principles.

3.   RELATIONSHIP WITH DEBIS AIRFINANCE IRELAND PLC AND MANAGEMENT ARRANGEMENTS

     GE Capital Aviation Services Limited ("GECAS") provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

     As a holder of the majority of the Class E Notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited has a board

3. RELATIONSHIP WITH DEBIS AIRFINANCE IRELAND PLC AND MANAGEMENT ARRANGEMENTS -- (CONTINUED)

of directors of five directors, including the director appointed by the holders of the Class E Notes. The controlling trustees of Airplanes Trust are the same individuals.

     Certain cash management and administrative services are being provided by debis subsidiaries to Airplanes Group, pursuant to a cash management agreement and administrative agency agreement entered into by such debis subsidiaries with Airplanes Group.

     In the year to March 31, 2001, fees of $23.3 million and $9.6 million (2000: $21.8 million and $9.4 million) were charged by GECAS and debis respectively.

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

     Aircraft carrying values are periodically assessed for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The statement requires the recognition of an impairment loss for an asset held for use when the estimate of un-discounted future cashflows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market values reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows.

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

     (d) Provision for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines and in many lease contracts the lessee makes a full or partial prepayment, calculated at an hourly rate, from which maintenance expenditures for major checks are disbursed. The undisbursed portion of these prepayments are included in the provision for maintenance which may from time to time include prepayments made by current lessees and prior lessees. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirement, any excess reserve is then released through the Statement of Operations.

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

     (f) Provision for Loss Making Leases

     A lease agreement is deemed to be "Loss Making" in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest cost attributable to the relevant aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. At March 31, 2001, March 31, 2000, and March 31, 1999 the attributable allocated interest cost excludes the element of the interest on the Class E Notes, 9% per annum, which is payable only in the event that the principal amount on all the Notes is repaid. Provision is made for the expected losses on such leases.

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

     Income tax is provided based on the results for the year. Airplanes Limited's underlying taxable entities in Ireland are subject to Irish Corporate Income Tax on approved trading operations at a rate of 10% until December 31, 2005 and thereafter, at a rate of 12.5%. Airplanes Trust's underlying taxable entities in the US are subject to US Federal and State taxes on their trading operations.

     (h) Concentrations of Credit Risk

     Financial instruments which potentially subject Airplanes Group to significant concentrations of credit risk consist primarily of trade accounts receivable and interest rates swaps and similar hedging instruments. Details of Airplanes Group's interest rate swaps and similar hedging instruments are set out at (i) below.

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 2001 Airplanes Group owned 193 aircraft which it leased to 64 lessees in 34 countries. The geographic concentrations of leasing revenues is set out in Note 14.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalised airlines are more likely to seek operating leases.

     The exposure of Airplanes Group's aircraft to particular countries and customers is managed partly through concentration limits provided for under the terms of the notes and through obtaining security from lessees by way of deposits, letters of credit and guarantees. Airplanes Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. In the normal course of its business Airplanes Group has reached agreements with certain of its lessees to restructure their leases and defer certain receivable balances. Details of accounts receivable, deferred balances and provision for bad and doubtful debts are set out in Note 6.

     Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2001 Airplanes Group leased 10 aircraft to 3 lessees in Colombia. In particular, at March 31 Airplanes Group leased 6 aircraft to one lessee who was $13.2 million in arrears. The servicer is in discussion with the lessee regarding its continued operation of the leases which may include a reduction in rentals or the return of some or all of the aircraft.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 2001, 16 of Airplanes Group's aircraft were being operated by 3 Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $3 million at March 31, 2001.

     Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region where at March 31, 2001 18 of Airplanes Group's aircraft were being operated by nine lessees. A restructuring agreement was signed in the year ended March 31, 2000 with a Philippine lessee, whose balance of $2.7m was deferred and will be repaid over 36 months to September 2002. At March 31, 2001 the lessee was current on all payments under the restructuring agreement.

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

        (ii) The fair value of the A, B, C and D Notes issued by Airplanes Group outstanding at March 31, 2001 and 2000 was $2,767 million and $2,965 million respectively. While the amount subscribed for the E Notes was based on the appraised value of the aircraft at the Closing Date, the fair value of these Notes at March 31, 2001 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

        (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps and options to enter into interest rate swaps ("Swaptions"). At March 31, 2001 and 2000 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $1.96 billion and $2.09 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The objective of Airplanes Group's interest rate risk management policy is to correlate certain floating rate interest payments on the bonds to contracted fixed rental payments in its portfolio. The fair value of these swaps at March 31, 2001 and 2000 was an unrealised loss of $38.0 million and an unrealized profit of $15.8 million respectively.

        Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default is managed in part through the purchase of Swaptions. At March 31, 2001 and 2000 Airplanes Group had entered into Swaptions with a notional value of $378 million and $289 million respectively. The fair value of the Swaptions at March 31, 2001 and 2000 was $3.5 million and $0.08 million respectively.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap and Swaption agreements. However, Airplanes Group does not anticipate non-performance by these counterparties.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 2001 comprise three major U.S./European financial institutions.

     (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in US dollars.

     (k) New Pronouncement

     Derivative Instruments and Hedging Activities

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. Airplanes Group adopted SFAS No. 133 and SFAS No. 138 on April 1, 2001.

     Following adoption of these standards, for all future financial periods, all derivatives will be recognized on the balance sheet at their fair value. All derivatives will be designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument ("trading" instrument).

Airplanes Group expects that all of its interest rate swaps will be designated as cash flow hedges while its swaptions will be designated as trading instruments.

     Airplanes Group is in the process of formally documenting all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. Airplanes Group will formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge will be recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

     Airplanes Group will discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

     In all situations in which hedge accounting is discontinued, we will continue to carry the derivative at its fair value on the balance sheet, and recognise any changes in its fair value in earnings.

     In all situations where derivatives are designated as trading instruments, they will be carried at fair value on the balance sheet and any changes in fair value will be recognized in earnings.

5.   CASH

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Cash...............................................     197            6          191            6
                                                        ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 2001 and 2000 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 2001 and 2000 is restricted cash of $6 million.

6.   ACCOUNTS RECEIVABLE

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Trade receivables..................................      24            8           19           11
Allowance for doubtful debts.......................     (10)          (5)         (12)          (7)
                                                        ---          ---          ---          ---
                                                         14            3            7            4
                                                        ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables.................       5           --            7            2
  Allowance for doubtful debts.....................      (1)          --           (4)          (2)
                                                        ---          ---          ---          ---
                                                          4           --            3           --
                                                        ===          ===          ===          ===

     Deferred lease receivables at March 31, 2001 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Colombia and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)).

     Receivables include amounts classified as due after one year of $3.2 million (Airplanes Limited $3.2 million and Airplanes Trust $Nil) at March 31, 2001 and $2.3 million (Airplanes Limited $2.3 million and Airplanes Trust $Nil) at March 31, 2000.

7.   AMOUNTS DUE FROM AIRPLANES LIMITED TO AIRPLANES TRUST

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Amount receivable from Airplanes Limited/Payable to
  Airplanes Trust..................................     (28)          28          (46)          46
                                                        ===          ===          ===          ===

     Included in the balance at March 31, 2000 and March 31, 2001 was $80 million payable from Airplanes Trust to Airplanes Limited in respect of aircraft sales and purchases. The remaining balance of $126 million (2000: $108m) represents the net amount due to Airplanes Trust in respect of Airplanes Trust's trading activities, including servicing of its debt obligations.

8.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases of Airplanes Limited:

                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Total minimum lease payments receivable............      16           --            7           --
Estimated residual values of leased assets.........      10           --            7           --
Less unearned revenue..............................     (11)          --           (7)          --
                                                        ---          ---          ---          ---
Net investment in capital and sales type leases....      15           --            7           --
                                                        ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 1999, 2000 and 2001 amounted to $20 million, (Airplanes Limited $15 million, Airplanes Trust $5 million), $10 million (Airplanes Limited $5 million, Airplanes Trust $5 million) and $6 million (Airplanes Limited $6 million, Airplanes Trust $Nil) respectively.

     Unearned revenue of $8 million (Airplanes Limited $5 million, Airplanes Trust $3 million) $4 million (Airplanes Limited $1 million, Airplanes Trust $3 million) and $4 million (Airplanes Limited $4 million, Airplanes Trust $Nil) for the years ended March 31, 1999, 2000 and 2001, respectively, was amortised and included in revenue.

     Minimum future payments to be received on such capital leases for aircraft at March 31, 2001 are as follows:

                                                              MINIMUM LEASE
                                                           PAYABLES RECEIVABLE
                                                           -------------------
                                                                AIRPLANES
                                                                 LIMITED
                                                           -------------------
                                                              ($ MILLIONS)
Year ending March 31, 2002...............................           7
                                                                   ==

9.   AIRCRAFT

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
AIRCRAFT
  Cost...........................................      4,137         386         4,137         345
  Less Accumulated depreciation..................     (1,440)       (151)       (1,594)       (136)
                                                      ------        ----        ------        ----
                                                       2,697         235         2,543         209
                                                      ======        ====        ======        ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years...........................        310          --           294          30
  From one to five years.........................      1,992         220         1,676         116
  Less than one year.............................        276          15           522          63
Non revenue earning aircraft:
  Available for lease............................         94          --            36          --
  Available for lease, subject to letters of
     intent......................................         25          --            15          --
                                                      ------        ----        ------        ----
                                                       2,697         235         2,543         209
                                                      ======        ====        ======        ====

     Certain aircraft are subject to purchase options granted to existing lessees.

                                                             YEAR ENDED MARCH 31,
                                  --------------------------------------------------------------------------
                                           1999                      2000                      2001
                                  ----------------------    ----------------------    ----------------------
                                  AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                   LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                  ---------    ---------    ---------    ---------    ---------    ---------
                                       ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Depreciation expense..........       158          17           156          17           154          16
                                     ===          ==           ===          ==           ===          ==

     At March 31, 2001 Airplanes Group owned 193 (2000:199) aircraft.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Accrued expenses and other liabilities include:
  Unearned revenue...............................        14           2             12           2
  Provisions for loss making leases (Note 16)....        31          --             48          --
  Other accruals.................................        38          --             33           2
  Interest accrued...............................       685          69            982          97
  Trade payables.................................         3          --              1          --
  Deposits received..............................        36           3             35           3
                                                        ---          --          -----         ---
                                                        807          74          1,111         104
                                                        ===          ==          =====         ===
Of which:
  Payable within one year........................        77           4             79           3
  Payable after one year.........................       730          70          1,032         101
                                                        ---          --          -----         ---
                                                        807          74          1,111         104
                                                        ===          ==          =====         ===

11. INDEBTEDNESS

     The components of the debt are as follows:

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Indebtedness in respect of Notes issued:
  Subclass A-4...................................        182          18            --          --
  Subclass A-6...................................        518          50           405          40
  Subclass A-7...................................        501          49            --          --
  Subclass A-8...................................        638          62           638          62
  Subclass A-9...................................         --          --           683          67
  Class B........................................        265          26           255          24
  Class C........................................        321          30           320          30
  Class D........................................        360          36           360          35
  Class E........................................        538          53           538          53
                                                       -----         ---         -----         ---
                                                       3,323         324         3,199         311
  Discounts/costs arising on issue of Notes......        (10)         (1)          (14)         (1)
                                                       -----         ---         -----         ---
                                                       3,313         323         3,185         310
                                                       =====         ===         =====         ===

DEBT MATURITY

     The repayment terms of the A, B, C and D Notes are such that certain principal amounts are expected to be repaid based on certain assumptions revised in the Offering Memorandum dated March 8, 2001 (the "Expected Final Payment Date") or refinanced through the issue of new Notes by specified Expected Final Payment Dates but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date").

The Expected Final Payment Dates, Final Maturity Dates, Principal Amount and interest rates applicable to each class of note are set out below:

                              INTEREST      PRINCIPAL AMOUNT      EXPECTED FINAL          FINAL
CLASS/ SUBCLASS OF NOTES       RATES          AT YEAR END          PAYMENT DATE       MATURITY DATE
------------------------    ------------    ----------------    ------------------    --------------
                                               ($ M)
Subclass A-6..........      (LIBOR+.34%)           445          January 15, 2004      March 15, 2019
Subclass A-8..........      (LIBOR+.375%)          700          March 15, 2003        March 15, 2019
Subclass A-9..........      (LIBOR+.55%)           750          November 15, 2008     March 15, 2019
Class B...............      (LIBOR+.75%)           279          February 15, 2017     March 15, 2019
Class C...............      (8.15%)                350          December 15, 2013     March 15, 2019
Class D...............      (10.875%)              395          February 15, 2017     March 15, 2019
Class E...............      (See below)            591          See below             See below
                                                 -----
                                                 3,510
                                                 =====

     Discounts on Notes issues and costs arising on refinanced Notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinancing Notes.

     On March 15, 2001, Airplanes Group successfully completed a $750 million refinancing of its Subclass A-4 and Subclass A-7 Notes into new Subclass A-9 Notes.

     The dates on which principal repayments on the Notes will actually occur will depend on the cash generated by Airplanes Group and in the event that the Subclass A-8 Notes are not repaid or refinanced by the Expected Final Payment Date, additional interest will arise.

     LIBOR on the Class A and Class B Notes equates to the London interbank offered rate for one month US dollar deposits.

     Interest on the Class C and Class D fixed rate Notes is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The Class E Notes accrue interest for each Interest Accrual Period at a rate of 20% per annum. The stated interest rate on the Class E Notes is adjusted by reference to the U.S. Consumer Price Index. Except for the Class E Note Minimum Interest Amount plus the Class E Notes Supplemental Interest Amount, each of which are paid at a rate of 1% and 10% multiplied by the Outstanding Principal Balance of the Class E Note, respectively, no interest will be payable on the Class E Notes until all of the interest, principal and premium, if any, on the Notes have been repaid in full. The principal on the Class E notes will be repaid, subject to adequate funds being available after the interest on the Class E Notes.

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

     To the extent any Minimum Principal Payment Amount, Supplemental Principal Payment Amount or Principal Adjustment Amount is required to be paid with respect to the class A notes, and there are sufficient funds in the collection account to make that payment, these amounts will be applied to repay the subclass of the class A notes in the following order:

     (1) First, any amount outstanding under the subclass A-6 notes.

     (2) Second, following their amortization commencement date, any amount outstanding under the subclass A-8 notes, and

     (3) Third, any amount outstanding under the subclass A-9 notes.

12. PROVISION FOR MAINTENANCE

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2000                      2001
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Balance at April, 1................................     266           17          258           16
Receivable during year.............................      62            2           49            1
Expenditure/Transfers..............................     (70)          (3)         (74)          (4)
                                                        ---          ---          ---          ---
Balance at March, 31...............................     258           16          233           13
                                                        ===          ===          ===          ===

     The reserve for maintenance includes maintenance reserve funds received from lessees, provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance.

13. SHARE CAPITAL

                                                                 AIRPLANES
                                                                  LIMITED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      2001
                                                              ------    ------
Ordinary shares, par value $1
Authorised 10,000...........................................  10,000    10,000
                                                              ------    ------
Issued 30...................................................      30        30
                                                              ======    ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 2001 the total unpaid cumulative preferential dividend amounted to $22,500.

14. REVENUES

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             1999                    2000                    2001
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe...........................     203           1         181           1         165           1
  North America....................      41         126          49          36          57          49
  South America....................     215           8         177           2         171           1
  Asia/rest of world...............      63           1          57           2          47           1
                                        ---         ---         ---         ---         ---         ---
                                        521         137         464          41         440          52
                                        ===         ===         ===         ===         ===         ===
Of which, sales revenue to third
  parties represents...............     (37)        (95)         (3)         --           8          13
                                        ---         ---         ---         ---         ---         ---
Sale of shares to third parties
  represents.......................      --          --          (1)         --          --          --
                                        ---         ---         ---         ---         ---         ---
Leasing revenue....................     484          42         460          41         432          39
                                        ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.......................      67           2          62           2          49           1
                                        ===         ===         ===         ===         ===         ===

     At March 31, 2001, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         2001
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($ MILLIONS)
Year ending March 31, 2002..................................       354          31
  2003......................................................       242          19
  2004......................................................       145           4
  2005......................................................        86          --
  2006......................................................        56          --
  Thereafter................................................        42          --
                                                                   ---          --
                                                                   925          54
                                                                   ===          ==

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 5.75%, and include aircraft subject to letters of intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of leasing revenue in fiscal 1999, 2000 or 2001. For Airplanes Trust: (a) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 1999, and individually these lessees accounted for 39% and 14% of leasing revenue, respectively, (b) two lessees each accounted for more than 10% of leasing revenue for the year ended March 31, 2000, and individually these lessees accounted for 34% and 13% of leasing revenue respectively and (c) one lessee accounted for more than 10% of leasing revenue in the year ended March 31, 2001 and individually this lessee accounted for 34% of leasing revenue.

15. NET INTEREST EXPENSE

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         1999                      2000                      2001
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Interest on Notes issued......     402          40           438          43           501          49
Interest income...............     (14)         --           (13)         --           (14)         --
                                   ---          --           ---          --           ---          --
                                   388          40           425          43           487          49
                                   ===          ==           ===          ==           ===          ==
Cash paid in respect of
  interest....................     201          22           193          21           190          20
                                   ===          ==           ===          ==           ===          ==

16. LOSS MAKING LEASES

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         1999                      2000                      2001
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Provision raised..............       7          --             8          --            20          --
Utilisation...................     (18)         (1)          (11)         (1)           (3)         --
                                   ---          --           ---          --           ---          --
Net utilisation...............     (11)         (1)           (3)         (1)           17          --
                                   ===          ==           ===          ==           ===          ==

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

17. OTHER LEASE COSTS

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         1999                      2000                      2001
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Maintenance receipts from
  lessees, transferred to
  reserves....................      67           2            62           2            49           1
Net release of excess
  maintenance reserves........      --          --           (11)         --           (10)         --
Other Lease Costs.............      13           1            20           1            42           1
                                   ---          --           ---          --           ---          --
                                    80           3            71           3            81           2
                                   ===          ==           ===          ==           ===          ==

18. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         1999                      2000                      2001
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
GECAS Management fees.........      22           2            20           2            21           2
Other selling, general and
  administrative expenses.....      10           1            11           1            12          --
                                   ---          --           ---          --           ---          --
                                    32           3            31           3            33           2
                                   ===          ==           ===          ==           ===          ==

     In the year ended March 31, 2001, other selling, general and administrative expenses included an amount of $9 million (Airplanes Limited $9 million, Airplanes Trust $NIL million) payable to debis in respect of Administration and Cash Management fees. A similar charge was also incurred in the years ended March 31, 2000 and 1999.

19. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily US entities).

(A)  AIRPLANES LIMITED

     Income tax benefit of Airplanes Limited consists of the following:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
                                                                   ($ MILLIONS)
Current income tax..........................................    --       --       --
Deferred income tax.........................................     3      (15)       8
                                                               ---      ---      ---
                                                                 3      (15)       8
                                                               ===      ===      ===

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005. Therefore income from trading activities will be taxable at a rate of 12.5%.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 1999, 2000 and 2001 and the expected tax benefit based on a tax rate of 10%, 12.5% and 12.5% is shown below:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
                                                                   ($ MILLIONS)
Tax benefit at tax rate.....................................    17       22       41
Non deductible E Note interest..............................   (17)     (23)     (33)
Release of over provision in respect of prior year..........     3       --       --
Increase in deferred tax due to change in Irish tax rates...    --      (14)      --
                                                               ---      ---      ---
Actual tax charge...........................................     3      (15)       8
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

     Airplanes Limited has net operating loss carryforwards of approximately $1,693 million as of March 31, 2001, which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                               MARCH 31,
                                                              ------------
                                                              2000    2001
                                                              ----    ----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................  190     211
Deferred tax liability relating to:
  Aircraft..................................................  256     269
                                                              ---     ---
Net deferred tax liability..................................   66      58
                                                              ===     ===

(B)  AIRPLANES TRUST

     Income tax benefit of Airplanes Trust consists of the following:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
                                                                   ($ MILLIONS)
Current income tax:
  Federal...................................................    --        8        4
  State.....................................................    --       --       --
                                                              ----     ----     ----
Total current...............................................    --        8        4
                                                              ----     ----     ----
Deferred income tax:
  Federal...................................................    --       --       (2)
  State.....................................................    --       --       --
Decrease in valuation allowance.............................    --       --       10
                                                              ----     ----     ----
Total deferred..............................................    --       --        8
                                                              ----     ----     ----
                                                                --        8       12
                                                              ====     ====     ====

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 1999, 2000 and 2001 and the expected tax benefit based on the U.S. Federal statutory tax rate of 35% in 1999, 2000 and 2001 is shown below:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
                                                                   ($ MILLIONS)
Tax benefit at statutory rate...............................     5        9       11
Post acquisition net operating losses -- not utilised.......     4       --       --
State taxes net of federal..................................    (1)      --       --
Non deductible E-Note interest..............................    (6)      (8)     (11)
(Increase)/Decrease in valuation allowance..................    (2)       7       12
                                                              ----     ----     ----
                                                                --        8       12
                                                              ====     ====     ====

     Airplanes Trust has Federal tax net operating loss carryforwards of approximately $113 million as of March 31, 2001, which expire beginning in 2007 through 2020.

     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                              YEARS ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2000    2001
                                                              ----    ----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................   46      46
  Other.....................................................    3       4
  Valuation allowance.......................................  (10)     --
                                                              ---      --
                                                               39      50
                                                              ---      --
Deferred tax liabilities relating to:
  Aircraft..................................................   79      78
  AMT NOL Liability.........................................    8      12
                                                              ---      --
                                                               87      90
                                                              ---      --
  Net deferred tax liability................................   48      40
                                                              ===      ==

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under US "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 1999, 2000 and 2001 the maximum potential exposure under these provisions is $1.3 million, $0.7 million and $0.2 million, respectively. Airplanes Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and debis, Airplanes Trust is liable to debis for its share of the consolidated tax liability in years subsequent to the completion of the Transaction up to November 20, 1998, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from debis are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by debis for any tax benefits provided up to November 20, 1998 to debis from Airplanes Trust's tax losses. debis has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction.

     Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain state and local tax returns with General Electric Company ("GE"), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE which is substantially similar to the tax sharing agreement between Airplanes Trust and debis which was in place prior to that date, and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from debis AirFinance, Inc.

     In relation to the tax year ended December 31, 2000, GE utilised $18.8 million of current year losses. As GE is an Alternative Minimum Tax (AMT) payer the benefit realized will be $3.8 million and this amount will be paid to Airplanes Group. The receivable for this amount has been included in other assets at year end.

20. COMMITMENTS

     CAPITAL COMMITMENTS

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 2001.

21. CONTINGENT LIABILITIES

     GUARANTEES

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Limited and Airplanes Trust, respectively, pursuant to the Transaction, details of which are set out in Note 1.

     FOREIGN TAXATION

     The international character of Airplanes Group's operations gives rise to some uncertainties with regard to the impact of taxation in certain countries. The position is kept under continuous review and Airplanes Group provides for all known liabilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes U.S. Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          AIRPLANES U.S. TRUST

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Controlling Trustee

Dated:, June 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 28, 2001.

                    SIGNATURE                                            TITLE
                    ---------                                            -----
               /s/ HUGH R. JENKINS                 Controlling Trustee (principal executive officer)
-------------------------------------------------
                 Hugh R. Jenkins

               /s/ ROY M. DANTZIC                  Controlling Trustee (principal financial officer)
-------------------------------------------------
                 Roy M. Dantzic

              /s/ WILLIAM M. MCCANN                Controlling Trustee (principal accounting officer)
-------------------------------------------------
                William M. McCann

             /s/ RICHARD E. CAVANAGH               Controlling Trustee
-------------------------------------------------
               Richard E. Cavanagh

               /s/ BRIAN T. HAYDEN                 Controlling Trustee
-------------------------------------------------
                 Brian T. Hayden

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AIRPLANES LIMITED

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Director

Dated: June 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 28, 2001.

                         SIGNATURE                                            TITLE
                         ---------                                            -----
                    /s/ HUGH R. JENKINS                      Director (principal executive officer)
-----------------------------------------------------------
                      Hugh R. Jenkins

                    /s/ ROY M. DANTZIC                       Director (principal financial officer)
-----------------------------------------------------------
                      Roy M. Dantzic

                   /s/ WILLIAM M. MCCANN                     Director (principal accounting officer)
-----------------------------------------------------------
                     William M. McCann

                  /s/ RICHARD E. CAVANAGH                    Director
-----------------------------------------------------------
                    Richard E. Cavanagh

                    /s/ BRIAN T. HAYDEN                      Director
-----------------------------------------------------------
                      Brian T. Hayden

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST
                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION                            PAGE
-------                           -----------                            ----

  3.1     Certificate of Incorporation of Atlanta Holdings Limited
          dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29,
          1995*.......................................................

  3.2     Memorandum and Articles of Association of Airplanes Limited
          dated March 11, 1996**......................................

  3.3     Memorandum and Articles of Association of Airplanes Limited
          reprinted with amendments to June 29, 2000****..............

  3.4     Airplanes U.S. Trust Amended and Restated Trust Agreement
          among GPA, Inc., as Settlor, Wilmington Trust Company, as
          the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996**...........................

  3.5     Amendment to Airplanes U.S. Trust Amended and Restated Trust
          Agreement dated June 29, 2000****...........................

  4.1     Pass Through Trust Agreement dated as of March 28, 1996
          among Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee**.................................

  4.2     Trust Supplement No. 7 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**..............................

  4.3     Trust Supplement No. 8 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**..............................

  4.4     Trust Supplement No. 9 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................

  4.5     Trust Supplement No. 11 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................

  4.6     Trust Supplement No. 12 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................

  4.7     Trust Supplement No. 13 dated as of March 15, 2001 to the
          Pass Through Trust Agreement*****...........................

  4.8     Trust Supplement A dated as of March 16, 1998 to the Pass
          Through Trust Agreement***..................................

  4.9     Form of Subclass A-6 Pass Through Certificate***............

  4.10    Form of Subclass A-8 Pass Through Certificate***............

  4.11    Form of Subclass A-9 Pass Through Certificate*****
          (included in Exhibit 4.7)...................................

  4.12    Form of Class B Pass Through Certificate***.................

  4.13    Form of Class C Pass Through Certificate**..................

  4.14    Form of Class D Pass Through Certificate**..................

  4.15    Airplanes Limited Indenture dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee**.......................................

  4.16    Supplement No. 1 to the Airplanes Limited Indenture***......

  4.17    Supplement No. 2 to the Airplanes Limited Indenture*****....

  4.18    Airplanes U.S. Trust Indenture dated as of March 28, 1996
          among Airplanes U.S. Trust, Airplanes Limited and Bankers
          Trust Company, as Trustee**.................................

  4.19    Supplement No. 1 to the Airplanes Trust Indenture***........

  4.20    Supplement No. 2 to the Trust Indenture*****................

  4.21    Form of Floating Rate Subclass A-6 Note***..................

EXHIBIT                           DESCRIPTION                            PAGE
-------                           -----------                            ----

  4.22    Form of Floating Rate Subclass A-8 Note***..................

  4.23    Form of Floating Rate Subclass A-9 Note*****................

  4.24    Form of Floating Rate Class B Note***.......................

  4.25    Form of 8.15% Class C Note**................................

  4.26    Form of 10.875% Class D Note**..............................

  4.27    Form of 20.00% (inflation adjusted) Class E Note**..........

 10.1     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**.....

 10.2     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi Group plc, Skyscape Limited and Airplanes Limited**...

 10.3     Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
          Group plc, Airplanes Limited, AerFi II Limited, Airplanes
          U.S. Trust and AeroUSA, Inc.**..............................

 10.4     Servicing Agreement dated as of March 28, 1996 among GE
          Capital Aviation Services, Limited, Airplanes Limited,
          AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
          AerFi Cash Manager Limited**................................

 10.5     Reference Agency Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust Bankers Trust
          Company, as Airplanes Limited Indenture Trustee and
          Airplanes U.S. Trust Indenture Trustee, Bankers Trust
          Company, as Reference Agent and AerFi Cash Manager Limited,
          as Cash Manager**...........................................

 10.6     Secretarial Services Agreement dated as of March 28, 1996
          between Airplanes Limited and Mourant & Co. Secretaries
          Limited, as Company Secretary**.............................

 10.7     Cash Management Agreement dated as of March 28, 1996 between
          AerFi Cash Manager Limited, as Cash Manager, AerFi Group
          plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee under each of the Airplanes
          Limited Indenture, the Airplanes U.S. Trust Indenture and
          the Security Trust Agreement**..............................

 10.8     Form of Swap Agreement**....................................

 10.9     Security Trust Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
          Secretaries Limited, the Issuer Subsidiaries listed therein,
          AerFi Financial Services (Ireland) Limited, AerFi Cash
          Manager Limited, AerFi Group plc, GE Capital Aviation
          Services, Limited, Bankers Trust Company, as Airplanes U.S.
          Trust Indenture Trustee and Airplanes Limited Indenture
          Trustee, Bankers Trust Company, as Reference Agent, and
          Bankers Trust Company, as Security Trustee**................

 12       Statement re Computation of Ratios*****.....................

 21       Subsidiaries of the Registrants*****........................

     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 1, 1995, and Amendments No. 1 through 5 thereto.

   ** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

  *** Incorporated by reference to the Registration Statement on Form S-1 (File
      No. 33-99978), previously filed with the Commission on December 30, 1997, and Amendments No. 1 through 3, thereto.

 **** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

***** Incorporated by reference to the Registration Statement on Form S-4 (File
      No. 33-58608), previously filed with the Commission on April 10 2001 and Amendment No. 1 thereto.