Form 10-Q
period 2001-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2001-08-14
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              -------------------

                                   FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

     Form 10-Q for the Three Month Period Ended June 30, 2001

                              Index

Part I.       Financial Information                                     Page No.

Item 1.       Financial Statements (Unaudited)                              3

              -   Unaudited Condensed Balance Sheets - June 30,
                  2001 and March 31, 2001

              -   Unaudited Condensed Statements of Operations -
                  Three Months Ended June 30, 2001 and June 30,
                  2000

              -   Unaudited Condensed Statement of Comprehensive
                  Income - Three Months Ended June 30, 2001 and
                  June 30, 2000

              -   Unaudited Condensed Statements of Changes in
                  Shareholders Deficit / Net Liabilities - Three
                  Months Ended June 30, 2001 and June 30, 2000

              -   Unaudited Condensed Statements of Cash Flows -
                  Three Months Ended June 30, 2001 and June 30,
                  2000

              -   Notes to the Unaudited Condensed Financial
                  Statements


Item 2.       Management's Discussion and Analysis of Financial            12
              Condition and Results of Operations

              -   Introduction

              -   Results of Operations - Three Months Ended June
                  30, 2001 Compared with Three Months Ended June
                  30, 2000

              -   Comparison of Actual Cashflows Versus The 2001
                  Adjusted Base Case for the Three Month Period
                  Ended July 16, 2001

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risks                                                 32

Part II.      Other Information

Item 1.       Legal Proceedings                                            37

Item 6.       Exhibits and Reports on Form 8 - K                           37

Signatures

Index to Exhibits

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                                                                       AIRPLANES GROUP

                                                              UNAUDITED CONDENSED BALANCE SHEETS


                                                    March 31,                                  June 30,
                                     ----------------------------------------  -----------------------------------------
                                                      2001                                       2001
                                     ----------------------------------------  -----------------------------------------
                                      Airplanes     Airplanes                   Airplanes      Airplanes
                                       Limited        Trust       Combined       Limited         Trust       Combined
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                                   ($millions)                                ($millions)

ASSETS

Cash                                         191             6           197           152              6           158
Accounts receivable
    Trade receivables                         19            11            30            14             13            27
    Allowance for doubtful debts             (12)           (7)          (19)          (10)            (6)          (16)
Amounts due from Airplanes Limited             -            46            46             -             40            40
Net investment in capital and sales
     type leases                               7             -             7             -              -             -
Aircraft, net                              2,543           209         2,752         2,505            205         2,710
Other assets                                   6             4            10             4              4             8
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total assets                               2,754           269         3,023         2,665            262         2,927
                                     ============  ============  ============  ============   ============  ============


LIABILITIES

Accrued expenses and other liabilities     1,111           104         1,215         1,226            116         1,342
Amounts due from Airplanes Trust              46             -            46            40              -            40
Indebtedness                               3,185           310         3,495         3,109            303         3,412
Provision for maintenance                    233            13           246           239             13           252
Deferred income taxes                         58            40            98            57             40            97
                                     ------------  ------------  ------------  ------------   ------------  ------------
Total liabilities                          4,633           467         5,100         4,671            472         5,143
                                     ------------  ------------  ------------  ------------   ------------  ------------
Net liabilities                           (1,879)         (198)       (2,077)       (2,006)          (210)       (2,216)
                                     ------------  ------------  ------------  ------------   ------------  ------------
                                           2,754           269         3,023         2,665            262         2,927
                                     ============  ============  ============  ============   ============  ============


                                                              AIRPLANES GROUP

                                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                             Three Months Ended June 30,
                                   ---------------------------------------------------------------------------
                                                  2000                                   2001
                                   ------------------------------------  -------------------------------------
                                   Airplanes    Airplanes                Airplanes    Airplanes
                                    Limited       Trust      Combined     Limited       Trust       Combined
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                                ($millions)                           ($millions)

Revenues
Aircraft leasing                          106          10          116          104           10          114
Aircraft sales                              1           -            1            -            -            -
Other income                                -           -            -            -            -            -

Expenses
Cost of Aircraft sold                      (1)          -           (1)           -            -            -
Depreciation and amortisation             (39)         (4)         (43)         (38)          (4)         (42)
Net interest expense                     (115)        (12)        (127)        (138)         (14)        (152)
Provision for maintenance                 (11)          -          (11)         (14)          (1)         (15)
Bad and doubtful debts                     (4)         (1)          (5)           2            1            3
Provision for loss making leases, net      (3)          -           (3)           1            -            1
Other lease costs                          (8)          -           (8)          (8)           -           (8)
Selling, general and administrative
     expenses                              (8)         (1)          (9)          (8)          (1)          (9)
                                   -----------  ----------  -----------  -----------  -----------  -----------
Operating (loss) before
provision for  income taxes               (82)         (8)         (90)         (99)          (9)        (108)
Income tax benefit/(charge)                 2           -            2            1            -            1
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net (loss)                                (80)         (8)         (88)         (98)          (9)        (107)
                                   ===========  ==========  ===========  ===========  ===========  ===========

                                 The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                       AIRPLANES GROUP

                                                               STATEMENT OF COMPREHENSIVE INCOME


                                                                   Three Months Ended June 30,
                                      --------------------------------------------------------------------------
                                                     2000                                   2001
                                      ------------------------------------  ------------------------------------
                                      Airplanes   Airplanes                 Airplanes    Airplanes
                                       Limited      Trust       Combined     Limited       Trust      Combined
                                      ----------  -----------  -----------  -----------  -----------  ----------
                                                  ($millions)                            ($millions)
Loss for the period                         (80)          (8)         (88)         (98)          (9)       (107)


Other Comphrensive Income
 - Cumulative effect of accounting changes    -            -            -          (30)          (3)        (33)
 - Net change in cashflow hedges              -            -            -            1            -           1

                                      ----------  -----------  -----------  -----------  -----------  ----------
Comprehensive Income                        (80)          (8)         (88)        (127)         (12)       (139)
                                      ==========  ===========  ===========  ===========  ===========  ==========

                                The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                       AIRPLANES GROUP

                                        UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                Three Months Ended June 30, 2000 and June 30, 2001

                                                   Airplanes Limited            Airplanes Trust     Combined
                                      ----------------------------------------  ----------------  ------------
                                        Share         Net      Shareholders'          Net         Shareholders
                                       Capital     Liabilities    Deficit         Liabilities     Deficit/ Net
                                                                                                  Liabilities
                                      ----------------------------------------  ----------------  -----------
                                      ($millions)  ($millions)  ($millions)       ($millions)      ($millions)
Balance at March 31, 2000                     -        1,546            1,546               181        1,727

Net loss for the period                                   80               80                 8           88
                                      ----------   ----------  ---------------  ----------------  -----------
Balance at June 30, 2000                      -        1,626            1,626               189        1,815
                                      ==========   ==========  ===============  ================  ===========

Balance at March 31, 2001                     -        1,879            1,879               198        2,077

Net loss for the period                       -           98               98                 9          107

Other Comphrensive Income                     -           29               29                 3           32
                                      ----------   ----------  ---------------  ----------------  -----------
Balance at June 30, 2001                      -        2,006            2,006               210        2,216
                                      ==========   ==========  ===============  ================  ===========




                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                   Three Months Ended June 30,
                                           ----------------------------------------------------------------------------
                                                           2000                                   2001
                                           -------------------------------------  -------------------------------------
                                           Airplanes    Airplanes                 Airplanes    Airplanes
                                            Limited       Trust       Combined     Limited       Trust       Combined
                                           -----------  -----------  -----------  -----------  -----------  -----------
                                                        ($millions)                            ($millions)
Cash flows from operating activities
Net loss                                          (80)          (8)         (88)         (98)          (9)        (107)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                      39            4           43           38            4           42
Aircraft maintenance, net                          (2)          (2)          (4)           7            -            7
Profit on disposal of aircraft                      -            -            -            -            -            -
Deferred income taxes                              (2)           -           (2)          (1)           -           (1)
Provision for loss making leases                    3            -            3           (1)           -           (1)
Provision for bad debts                             4            1            5           (2)          (1)          (3)
Accrued and deferred interest expense              67            7           74           88            9           97

Changes in operating assets & liabilities:
Accounts receivable                                (1)           1            -            5           (2)           3
Intercompany account movements                      2           (2)           -           (6)           6            -
Other accruals and liabilities                    (12)           2          (10)          (2)           -           (2)
Other assets                                       (2)           -           (2)           2            -            2

                                           -----------  -----------  -----------  -----------  -----------  -----------
Net cash provided by operating activities          16            3           19           30            7           37
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash flows from investing activities
Purchase/Sale of aircraft                           1            -            1            -            -            -
Capital and sales type leases                       1            -            1            7            -            7
Net cash provided by                       -----------  -----------  -----------  -----------  -----------  -----------
investing activities                                2            -            2            7            -            7
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash flows from financing activities
Decrease in indebtedness                          (28)          (3)         (31)         (76)          (7)         (83)
                                           -----------  -----------  -----------  -----------  -----------  -----------
Net cash used in financing activities             (28)          (3)         (31)         (76)          (7)         (83)
                                           ===========  ===========  ===========  ===========  ===========  ===========

Net decrease in cash                              (10)           -          (10)         (39)           -          (39)

Cash at beginning of period                       197            6          203          191            6          197
                                           -----------  -----------  -----------  -----------  -----------  -----------

Cash at end of period                             187            6          193          152            6          158
                                           ===========  ===========  ===========  ===========  ===========  ===========

Cash paid in respect of:
Interest                                           48            5           53           50            5           55
                                           ===========  ===========  ===========  ===========  ===========  ===========




                                                                                        1999         2000

Revenue                                                                                  116          114           (2)
Sales                                                                                      1            -           (1)
Other Income                                                                               -            -            -
Net Interest                                                                             (53)         (55)          (2)
Maintenance                                                                              (15)          (8)           7
Other Lease costs                                                                         (8)          (8)           -
SG&A                                                                                      (9)          (9)           -
Changes in operating assets & liabilities:                                                                           -
Accounts receivable, net                                                                   -            3            3
Other accruals and liabilities                                                           (10)          (2)           8
Other Assets                                                                              (2)           2            4
                                                                                  -----------  -----------  ------------
Cash From Operations                                                                      20           37           17
                                                                                  -----------  -----------  ------------

Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.  Securitization Transaction

    On March 28, 1996 ("the Closing Date"), debis AirFinance Ireland plc ("debis AirFinance Ireland") (formerly AerFi Group plc) and its subsidiary undertakings collectively ("debis AirFinance") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured lenders. The re-financing was effected through a major aircraft securitization transaction ("the Transaction").

    Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group"). Airplanes Group acquired directly or indirectly from debis AirFinance a portfolio of 229 commercial aircraft and related leases. The Transaction was effected by a purchase of 100% of the stock of existing subsidiaries of debis AirFinance that owned and leased the aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the unaudited condensed financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

    Simultaneously with such transfers, we issued notes of $4,048 million in aggregate principal amount in four classes: Class A, Class B, Class C and Class D ("Notes") with approximately 90% of the principal amount of Notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. We also issued Class E Notes of $604 million ranking after the Notes and these were taken up by debis AirFinance as part consideration for the transfer of the aircraft and certain related lease receivables. Of the $604 million Class E Notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction.

    On March 16, 1998, we completed a refinancing of $2,437 million of Class A and Class B Notes. On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance, Inc (formerly Aerfi, Inc) transferred their Class E Notes to General Electric Capital Corporation.

    On March 15, 2001, we completed a refinancing of $750 million of Class A Notes. Indebtedness at June 30, 2001 represents the aggregate of the Class A - D Notes and Class E Notes in issue (net of approximately $0.2 million of discounts on issue and net of $13 million of Class E Notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

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

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 2001 and for the three month periods ending June 30, 2001 and June 30, 2000. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Following adoption of these standards for all future financial periods, all derivatives will be recognized on the balance sheet at their fair value. All derivatives will be designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. We expect that all of our interest rate swaps will be designated as cash flow hedges while our swaptions will be designated as trading instruments.

We have a detailed hedging policy, which has been approved by the Board of Directors and Controlling Trustees and the Rating Agencies. This policy has been employed by the Administrative Agent since the inception of Airplanes Group in 1996. As part of this hedging policy we have formally documented all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions.

This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. We will formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

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

For the three months to June 30, 2001, we have included a Statement of Comprehensive Income which shows the opening effect as at March 31, 2001 of the adoption of FAS 138 being $(33) million. The net change in the value of cashflow hedges for the quarter ended June 30, 2001 was an increase of $1 million.

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 10) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2001, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Airplanes Limited ("AIRPLANES LIMITED") is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust ("AIRPLANES TRUST") is a Delaware business trust. "AIRPLANES GROUP" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "WE", "US" and "OUR" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At June 30, 2001, we owned 190 aircraft (the "AIRCRAFT"), 181 of which were on lease to 64 lessees in 35 countries.

On March 28, 1996, we established eight separate pass through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to debis AirFinance Ireland plc (then known as GPA Group plc) to acquire a portfolio of 229 aircraft from debis Airfinance Ireland and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, GE Capital acquired a majority of the class E notes from debis AirFinance Ireland (then known as AerFi Group) and its subsidiaries. On that date, a subsidiary of debis AirFinance Ireland also granted GE Capital an option to acquire the residual interest in Airplanes Trust. The subclass A-5 certificates were fully repaid as of May 15, 1998.

We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates and the corresponding subclass A-4 and A-7 notes.

On May 30, 2001 Airplanes Group consummated an exchange offer under which the subclass A-9 certificates were exchanged for certificates which are registered with the Securities and Exchange Commission. The registration statement filed by Airplanes Group in connection with the exchange offer went effective on April 26, 2001.

The discussion and analysis which follows is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the Notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust believe that a combined discussion is the most appropriate basis of presentation because:

     o Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet.

     o Each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective Notes.

The notes and guarantees have been structured to ensure that no payments are made on a junior class of notes of Airplanes Limited or Airplanes Trust, as the case may be, before any amounts due and payable on a more senior class of notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the guarantees.

General

Substantially all of Airplanes Group's business consists of aircraft operating lease activities. However, Airplanes Group may also engage in aircraft sales subject to certain limitations and guidelines. Airplanes Group's revenues and operating results are determined by a number of significant factors including
(i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of aircraft owned by Airplanes Group and (iii) Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

Recent Developments

The aircraft leasing industry is currently being adversely affected by a significant increase in the numbers of aircraft available for lease or sale, with a corresponding negative impact on aircraft values and lease rates of certain aircraft types, particularly turboprop aircraft, certain older Stage 3 narrowbody aircraft, certain Stage 3 widebody aircraft with particular engine types and older widebody aircraft. At June 30, 2001, we had fifty aircraft to remarket before June 30, 2002. These include 10 x B737 400s / 500s, 6 x B727/B737-200As, 11 x DHC8s, 5 x MD83s, 2 x MD11, 9 x DC8/DC9, 1 x B767 and 1 x
B757-200. As a result of the current over supply of aircraft in the market place, Airplanes Group may experience difficulties in placing certain of these aircraft at satisfactory lease rates and without incurring substantial downtime. The downward pressure on lease rates has continued in recent months. There has also been an increase in lessees experiencing financial difficulties. In addition, the weakness of the Euro against the U.S. dollar, the currency in which rental payments are made, has resulted in significant increases in operating costs for many airlines based in the Euro zone. These factors may adversely impact the ability of such airlines to perform their lease obligations to Airplanes Group in the future.

The Lessees

As of June 30, 2001, one European lessee, representing 2.99% the portfolio by Appraised Value at January 31, 2001, was in negotiations with the Servicer on a restructuring of its payment obligations under its leases with us, which would also include an extension of certain of the leases to compensate for any proposed reduction in lease rentals.

TWA, one of our lessees, filed for Chapter 11 bankruptcy protection on January 10, 2001 in the U.S. in its attempts to restructure its operations. TWA leases two aircraft from Airplanes Group, which represent 2.39% of the portfolio by Appraised Value at January 31, 2001. On April 9, 2001, American Airlines assumed the leases in respect of these aircraft. Following discussions with the Servicer the lessee has agreed to extend the lease term of one MD83 aircraft for 132 months in return for a 26.5% decrease in rental and a reduction of 54 months in the lease term and 6% in rental in respect of one B767-300ER aircraft.

On August 13, 2001, a US lessee of three DC8 freight aircraft, representing 1.4% of our portfolio by Appraised Value as of January 31, 2001 announced that it was suspending flight operations. The Servicer is in contact with the lessee to ascertain the effect on our leases.

At June 30, 2001, we leased 59 aircraft representing 32.75% of its portfolio by Appraised Value to operators in Latin America, of which 16 aircraft representing 13.80% of the portfolio by Appraised Value were leased to operators in Brazil. During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. Any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the U.S. dollar-denominated rental payments under the leases. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

An Argentinian lessee of two B737-200A aircraft representing 0.18% of our portfolio by Appraised Value as of January 31, 2001, filed for protection from its creditors on May 17, 2001. The lessee continues to pay certain of the rentals while under the protection of the bankruptcy courts. Security in the form of a surety bond has been drawn and payment has been received.

At June 30, 2001, we leased ten aircraft, representing 6.85% of our portfolio by Appraised Value at January 31, 2001 to three Colombian lessees. Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

We lease six aircraft to one Colombian lessee, representing 5.22% of the portfolio by Appraised Value. At June 30, 2001, the lessee was $9.6 million in arrears. The Servicer agreed not to exercise its remedies in respect of events of default existing under the leases in order to permit the Colombian lessee to have a stable business environment in which to develop, negotiate and commence implementing a long-term business plan. During this period the lessee paid approximately 77% of amounts due, with the balance provided by way of secured and unsecured notes. On June 27, 2001, the Servicer signed a restructuring agreement with the lessee which agreement was conditional on the fulfillment of certain conditions precedent which have now been fulfilled. The secured notes have been paid in full as at the date of this filing. Under the terms of the restructuring agreement, payments of the unsecured notes are to be made over a seven year period. In addition, the lessee has agreed to extend the lease terms by 36 months in respect of one B757 aircraft and 30 months in respect of four MD-83 aircraft. However, the monthly lease rentals in respect of these aircraft will be reduced by 23% and 34%, respectively. The monthly lease rental in respect of a B767 aircraft will be reduced by 20%.

At June 30, 2001, Airplanes Group leased 23 aircraft, representing 11.76% of its Portfolio by Appraised Value as of January 31, 2001 to operators in Asia and the Far East. In 1998 and 1999, the economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the US dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. Several airlines in the region rescheduled their aircraft purchase obligations, reduced headcount and eliminated certain routes. Since 1990, the market in this region for aircraft on operating lease has demonstrated significant growth rates. However, if the recessionary conditions that occurred in 1998 and 1999 were to re-occur they would have an adverse impact on operators in the region as well as global aircraft demand.

Commercial Opportunities for our MD-11 Aircraft

We currently lease three MD-11 aircraft to a Latin American lessee. The leases expire between December 2001 and September 2002. The lessee has entered into a non-binding letter of intent to extend the leases of two of the aircraft for 18 months. However, the monthly lease rentals in respect of these aircraft will be reduced by 38% with immediate effect. Because the market for these aircraft in their current passenger configuration is currently, and is expected to remain, very weak, we are examining all possibilities in respect of the remarketing of the other MD-11 aircraft, including, subject to the restrictions in our Indenture, the possibility of selling the aircraft or of converting it to a freighter aircraft. The current market value of these aircraft is such that we would not be able to sell the aircraft at prices that would meet the indenture requirements. Although there is currently demand for MD-11 freighter aircraft, conversion into freighter aircraft would involve substantial cash expenditures by us.

Compliance with Governmental and Technical Regulation

The U.S. Federal Aviation Administration (the "FAA") issued an Airworthiness Directive ("AD") concerning insulation for the purpose of increasing fire safety on MD80 and MD-11 aircraft. At June 30, 2001, 29 aircraft representing 21.25% of the portfolio by Appraised Value were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $18 million. The modification of 17 of the 29 aircraft is expected to be completed in the period to December 2001 at an estimated cost of approximately $11 million. The remaining 12 aircraft are expected to be modified in the period to December 2005.

The FAA has recently issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when the aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $239,000 per aircraft. Based on the current cycles completed to date by our 65 Boeing 737 aircraft, representing 33.2% of our portfolio by Appraised Value at January 31, 2001, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, we could incur significant costs in the future in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

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

Results of Operations - Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000.

Airplanes Group's results for the three months ended June 30, 2001 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its aircraft, in particular turboprop aircraft, certain older Stage 3 narrowbody aircraft and widebody aircraft, and increased levels of aircraft downtime. Overall, Airplanes Group generated $37 million in cash from operations in the three months to June 30, 2001 compared to $19 million in the same period of the previous year. The increase in cash generated from operations in the three month period to June 30, 2001 is primarily attributable to a net decrease in the level of receivables, as compared to the three months to June 2000 when there was no movement in receivables and a net inflow of maintenance reserves compared to a net outflow in the three months ended June 30, 2000. This was offset by a reduction in lease revenues due to greater aircraft downtime and previous aircraft sales. There was a net loss after taxation for the three months to June 30, 2001 of $107 million (Airplanes Limited: $98 million; Airplanes Trust: $9 million) compared to a net loss after taxation for the three months to June 30, 2000 of $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million). The increase in the net loss for the period was primarily attributable to interest being charged on additional accrued but unpaid Class E Note interest and a reduction in revenue due to aircraft downtime, offset by a release of provisions for bad debts and loss making leases.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the three months ended June 30, 2001 were $114 million

(Airplanes Limited: $104 million; Airplanes Trust: $10 million) compared with $116 million (Airplanes Limited: $106 million; Airplanes Trust: $10 million) for the three months ended June 30, 2000. The decrease in 2001 was primarily attributable to a reduction in lease revenues due to a greater number of off lease aircraft during the three months ended June 30, 2001 and to the reduction in the number of aircraft on lease in the period to June 30, 2001 as a consequence of previous aircraft sales. At June 30, 2001, Airplanes Group had 181 of its 190 aircraft on lease (Airplanes Limited: 165 Aircraft; Airplanes
Trust: 16 Aircraft) compared to 192 of its 198 aircraft on lease (Airplanes
Limited: 174 Aircraft; Airplanes Trust: 18 Aircraft) at June 30, 2000.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 2001 amounted to $42 million (Airplanes Limited: $38 million; Airplanes Trust:
$4 million) which is comparable with $43 million (Airplanes Limited: $39 million; Airplanes Trust: $4 million) for the comparative period in 2000.

Aircraft Sales

There were no sales in the three month period ended June 30, 2001. Sales revenues of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $ nil) in respect of the sale of the airframe from an A300 aircraft were received in the three months ended June 30, 2000. The net book value of the aircraft sold was $1 million (Airplanes Limited: $1 million, Airplanes Trust: $ nil) in the period ended June 30, 2000.

Net Interest Expense

Net interest expense was $152 million (Airplanes Limited: $138 million; Airplanes Trust: $14 million) in the three month period ended June 30, 2001 compared to $127 million (Airplanes Limited: $115 million; Airplanes Trust: $12 million) in the three month period ended June 30, 2000. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid Class E Note interest of $26 million and lower average debt and interest rates in the three months to June 30, 2001.

The weighted average interest rate on the Class A - D Notes during the three months to June 30, 2001 was 7.42% and the average debt in respect of the Class A - D Notes outstanding during the period was $2,867 million. The Class E Notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the Class A - D Notes during the three months to June 30, 2000 was 7.44% and the average debt in respect of the Class A - D Notes outstanding during the period was $3,038 million.

The difference for the three months ended June 30, 2001 in Airplanes Group's net interest expense of $152 million (Airplanes Limited: $138 million; Airplanes Trust: $14 million) and cash paid in respect of interest of $55 million (Airplanes Limited: $50 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the Class E Notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 2001, Airplanes Group earned interest income (including lessee default interest) of $2 million (Airplanes Limited: $2 million; Airplanes Trust: Nil) compared with $4 million in the three months ended June 30, 2000 (Airplanes Limited: $4 million; Airplanes Trust: Nil).

At June 30, 2001, Airplanes Group had options on interest rate swaps ("Swaptions") with a notional principal balance of $315 million. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 2001, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net credit of $3 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes
Trust: $1 million) in the three months ended June 30, 2001, compared with an overall net charge of $5 million for the three months ended June 30, 2000 (Airplanes Limited: $4 million; Airplanes Trust: $1 million). The net credit in the three months ended June 30, 2001 was primarily as a result of the reduction in provisions required in respect of one Colombian lessee.

A lease agreement is deemed to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the Notes and the Class E Notes (excluding, in the case of the Class E Notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the Notes is repaid). This results in a significant number of leases being `loss making' while still being cash positive. In the three months to June 30, 2001, the only significant "loss making" leases signed related to two B737-300 aircraft on lease to a European lessee and a B757-200 aircraft on lease to a different European lessee. Consequently, there was an overall net credit of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of `loss making' leases in the three months ended June 30, 2001, compared with the three month period to June 30, 2000, where there was an overall net charge of $3 million (Airplanes Limited: $3 million; Airplanes
Trust: $Nil).

Other Lease Costs

Other lease costs, comprising mainly aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended June 30, 2001 amounted to $19 million

(Airplanes Limited: $19 million; Airplanes Trust: $Nil) compared to other lease costs of $23 million (Airplanes Limited: $22 million; Airplanes Trust: $1 million) in the three months to June 30, 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to June 30, 2001 amounted to $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million). This is a comparable expense to that incurred in the three months to June 30, 2000 of $9 million (Airplanes Limited: $8 million; Airplanes
Trust: $1 million).

The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to June 30, 2001 and the three months to June 30, 2000 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to June 30, 2001 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $2 million for the period to June 30, 2000.

Operating Loss

The operating loss for the three months ended June 30, 2001 was $108 million (Airplanes Limited: $99 million; Airplanes Trust: $9 million) compared with an operating loss of $90 million for the three months ended June 30, 2000 (Airplanes Limited: $82 million; Airplanes Trust: $8 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $1 million (Airplanes Limited: credit of $1 million; Airplanes Trust : $Nil) required in the three months to June 30, 2001, as compared with a tax credit of $2 million (Airplanes Limited: $2 million, Airplanes Trust: $Nil) for the three months ended June 30, 2000.

Net Loss

The net loss after taxation for the three months ended June 30, 2001 was $107 million (Airplanes Limited: $98 million; Airplanes Trust: $9 million) compared with a net loss after taxation for the three months ended June 30, 2000 of $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

There was a net decrease in the cash balance of $39 million for the three months to June 30, 2001, compared with a net decrease in cash of $10 million for the three months to June 30, 2000.

The decrease in the three months to June 30, 2001 is as a result of the $40 million reduction in the liquidity reserve on April 17, 2001.

Liquidity

The cash balances at June 30, 2001 amounted to $158 million (Airplanes Limited:
$152 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 2000 of $193 million (Airplanes Limited: $187 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 2001 amounted to $37 million (Airplanes Limited: $30 million; Airplanes Trust:
$7 million) compared with $19 million in the three months ended June 30, 2000 (Airplanes Limited: $16 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $55 million in the three months to June 30, 2001 (Airplanes Limited: $50 million; Airplanes Trust: $5 million) compared with $53 million in the three months to June 30, 2000 (Airplanes Limited: $48 million; Airplanes Trust: $5 million). The increase in cash provided by operating activities in the three month period to June 30, 2001 is primarily attributable to a reduction in the level of receivables and net inflows of maintenance reserves, offset somewhat by a greater number of off lease aircraft during the three months ended June 30, 2001 and a reduction in lease revenues due to prior aircraft sales.

Investing and Financing Activities

Cash flows used in investing activities in the three months to June 30, 2001 reflect the cash provided by capital and sales type leases which was $7 million, which included the final bullet payments under three leases (Airplanes
Limited: $7 million; Airplanes Trust: $Nil) as compared with $2 million in the three months ended June 30, 2000 (Airplanes Limited: $2 million; Airplanes
Trust: $Nil).

The three months to June 30, 2000 also included receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one airframe from an A300 Aircraft.

Cash flows used in financing activities in the three months to June 30, 2001 primarily reflect the repayment of $83 million of principal on Subclass A-6 Notes and Class B Notes by Airplanes Group (Airplanes Limited: $76 million; Airplanes Trust: $7 million) compared with

$31 million of principal repaid on Subclass A-6, Class B and Class C Notes by Airplanes Group (Airplanes Limited: $28 million; Airplanes Trust: $3 million) in the three months to June 30, 2000.

The increase in principal repayments in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, is due to an increase in cash provided by operating activities as discussed above and by the release of $40 million of the liquidity reserve on April 17, 2001.

Indebtedness

Airplanes Group's indebtedness consisted of Class A-E Notes in the amount of $3,412 million (Airplanes Limited: $3,109 million; Airplanes Trust: $303 million) at June 30, 2001 and $3,606 million (Airplanes Limited: $3,285 million; Airplanes Trust: $321 million) at June 30, 2000. Airplanes Group had $591 million Class E Notes outstanding at June 30, 2001 and June 30, 2000. In order to repay principal on the Subclass A-8 Notes on their expected maturity date, Airplanes Group will have to refinance such Notes in the capital markets. In order to avoid stepped up interest costs, $700 million in Subclass A-8 Notes will have to be refinanced through the sale of further pass-through certificates by March 2003. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Two Month Period from May 10, 2001 to July 16, 2001.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2001 which is on file at the Securities and Exchange Commission and pages 3 to 10 of this Form 10-Q Report.

For the purposes of this report, the "Two Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months dated June 15, 2001 and July 16, 2001. The financial data in these reports includes cash receipts from May 10, 2001 (first day of the Calculation Period for the June 2001 Report) up to July 10, 2001 (last day of the Calculation Period for the July 2001 Report). Page 29 presents the cumulative cashflow information from March 2001 to the July 2001 Payment Date. This report, however, limits its commentary to the Two Month Period.

The March 8, 2001 Offering Memorandum (the "Offering Memorandum") for the 2001 Refinancing Certificates contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 Base Case"). The following is a discussion of the Total Cash

Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Two Month Period and should be read in conjunction with the analysis on page 28.

Cash Collections

"Total Cash Collections" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Two Month Period, Airplanes Group generated approximately $85.1 million in Total Cash Collections, $8.0 million more than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 28).

[2]    Renegotiated Leases

       "Renegotiated Leases" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Two Month Period, the amount of revenue loss attributed to Renegotiated Leases was $1.0m, as compared to $Nil assumed in the 2001 Base Case. This related to a renegotiation with one lessee.

[3]    Rental Resets Including Interest Rate Adjustments for Floating Rate
       Leases

       "Rental Resets" is a measure of the loss in rental revenue when new lease rates are different to those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases. Rental Resets amounted to $2.1 million in the Two Month Period, as compared to $Nil assumed in the 2001 Base Case.

[5]    Contracted Lease Rentals

       "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Two Month Period, Contracted Lease Rentals were $69.8 million, which was $3.1 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]    Movement in Current Arrears Balance

       "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net reduction of $7.5 million in the Current Arrears balance over the Two Month Period, as compared to $Nil assumed in the 2001 Base Case. This reduction was primarily due to significant payments received in the Two Month Period from a Colombian lessee under the terms of a restructuring agreement and from an Argentinian lessee which filed for protection from its creditors in May 2001, on drawing on a surety bond provided as security.

       Net Stress-Related Costs

       "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.5% of the 2001 Base Case Lease Rentals in the Two Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.5% of the 2001 Base Case Lease Rentals. For the Two Month Period, Net Stress-Related Costs incurred amounted to a net cash inflow of $0.2 million (0.2% of Lease Rentals) compared to $4.0 million outflow assumed in the 2001 Base Case, a variance of $4.2 million that is due to the five factors described in items [8] to [12] below.

[8]    Bad Debts

       "Bad Debts" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Two Month Period, $0.7 million less than the 2001 Base Case assumption of $0.7 million (1.0% of Lease Rentals).

[9]    Deferred Arrears Balance

       "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Two Month Period, Airplanes Group received payments totaling $1.0 million in accordance with these restructurings. Payments totaling $0.4 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10]   Aircraft on Ground ("AOG")

       "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease and non-revenue earning. Airplanes Group had nine aircraft AOG at various different times during the Two Month Period and at June 30, 2001, nine aircraft were AOG. In the Two Month Period, the 2001 Base Case Lease Rentals lost attributed to AOG was $1.5 million (2.0% of Lease Rentals), as compared to $3.1 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11]   Other Leasing Income

       "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Two Month Period, Other Leasing Income amounted to $0.6 million, as compared to $Nil assumed under the 2001 Base Case.

[12]   Repossession Costs

       "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Two Month Period, Repossession Costs were $Nil, as compared to $0.6 million assumed under the 2001 Base Case.

[14]   Net Lease Rentals

       "Net Lease Rentals" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Two Month Period, Net Lease Rentals amounted to $77.5 million, $8.6 million more than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15]   Interest Earned

       "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Two Month Period, interest earned amounted to $1.1 million, $0.1 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Two Month Period was 4.0% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]   Aircraft Sales

       Aircraft sales proceeds totalling $2.0 million were received in the Two Month Period in respect of the sale of two B737-200A aircraft (final bullet payments on finance leases). These aircraft were anticipated to be sold in a subsequent period in the 2001 Base Case.

       Aircraft sales proceeds totalling $7.1 million are assumed in the Two Month Period under the 2001 Base Case in respect of the assumed sale of one B737-200A Aircraft (final bullet payment on finance lease), the proceeds of which were actually received in a prior period, and the assumed sale of two B737-200A aircraft at the end of their expected useful lives for a price that is equal to 12% of the assumed values of such aircraft when new.

[17]   Net Maintenance

       "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Two Month Period, positive net maintenance cashflows of $4.5 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular two month reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Two Month Period, Total Cash Expenses were $9.6 million compared to $9.2 million assumed in the 2001 Base Case, a negative variance of $0.4 million. A number of offsetting factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]   Re-Leasing and Other Overhead Costs

       "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Two Month Period, these costs amounted to $4.1 million (or 5.6% of Lease Rentals) compared to $3.7 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

       Actual Re-Leasing and Other Overhead Costs exceeded the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

       SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21]   Aircraft Servicer Fees

       The "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Two Month Period, the total Aircraft Servicer Fees paid were $3.8 million, $0.2 million less than that assumed in the 2001 Base Case.

       Aircraft Servicer Fees consist of:

                                                                      $mm
                                                                      ---
       Retainer Fee...................................................3.8
       Minimum Incentive Fee..........................................0.0
       Core Cashflow/Sales Incentive Fee..............................0.0
                                                                      ---
       Total Aircraft Servicer Fee....................................3.8
                                                                      ===

       The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]   Other Servicer Fees and Other Overheads

       "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Two Month Period, Other Servicer Fees and Other Overheads amounted to $1.7 million, $0.1 million more than an assumed expense of $1.6 million in the 2001 Base Case.

[30]   Interest Payments

       In the Two Month Period, interest payments to the holders of the class A, B and C and D notes amounted to $28.3 million which is $3.8 million lower than the 2001 Base Case. The variance reflects lower actual amounts outstanding on the subclass A-6 and class B notes than assumed under the 2001 Base Case and a lower than expected level of average interest rates. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate was 4.1%.

       In the Two Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31]  Swap Payments

       Airplanes Group incurred net swap payments of $6.4 million during the Two Month Period, as compared to $2.6 million assumed in the 2001 Base Case.

[33]   Principal Payments

       In the four month period from March 10, 2001 to July 16, 2001, total principal payments amounted to $104.5 million, (comprising of $99.0 million on the class A notes and $5.5 million on the class B notes), $7.4 million more than assumed in the 2001 Base Case. The breakdown of the $7.4 million variance is set out on page 29. In the Two Month Period, total principal payments amounted to $38.6 million, (comprising of $35.5 million on the class A notes and $3.1 million on the class B notes), $5.6 million more than assumed in the 2001 Base Case. The breakdown of the $5.6 million variance is set out on page 28.

       Applying the declining value assumptions to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,355.1 million at July 16, 2001. Our portfolio is appraised annually and the most recent appraisal dated January 31, 2001 valued the current portfolio at $3,127.8 million. Applying the declining value assumptions to this appraisal, the total appraised value was $3,040.2 million at July 16, 2001.

       As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amounts in April 1998 and May 1998 and from February 1999 to July 2001. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, some of the scheduled principal payments on the class C and D notes have been deferred on some payment dates during these periods. In particular, an adverse movement in cashflow performance in the fifteen month period since the April 2000 Payment Date which arose due to some of the factors described above and in Airplanes Group's Form 10-K for the financial year to March 31, 2001, together with the cumulative decline in appraised values to date, resulted in available cashflows not being sufficient to pay all of the class A principal adjustment amounts in the fifteen month period. As a result, no payments of the class C and D scheduled principal amounts were made in that fifteen month period. Consequently, total deferrals of class C and class D scheduled principal amounts amounted to $20.3 million and $9.9 million respectively as of July 16, 2001. The class E minimum interest amount has also been suspended since April 2000. The principal adjustment amount outstanding on the class A notes was $3.0 million as of July 16, 2001.

       The continued payment of class A principal adjustment amount will result in the continued reallocation of cashflows in favour of the class A notes until such time as the class A target loan to value ratio provided by the terms of the notes has been restored. Accordingly, payments of the class C and D scheduled principal amounts will continue to be deferred and the current suspension of payments of the class E minimum interest amount will also continue. There can be no assurance that cash collections will be sufficient to restore this ratio in the foreseeable future.


Note                 Report Line Name                      Description
----                 ----------------                      -----------
                     CASH COLLECTIONS
[1]                  Lease Rentals.........................Assumptions as per the 2001 Base Case
[2]                  - Renegotiated Leases.................Change in contracted rental cash flow caused by a renegotiated lease
[3]                  - Rental Resets.......................Re-leasing events where new lease rate deviated from the 2001
                                                           Base Case
[4]                  - Other...............................
[5] S  [1]...[4]       Contracted Lease Rentals............Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                  Movement in Current Arrears Balance   Current Contracted Lease Rentals not received as at the latest
                                                           Calculation Date, excluding Bad Debts
[7]                  Less Net Stress related Costs
[8]                  - Bad Debts...........................Arrears owed by former lessees and deemed irrecoverable
[9]                  - Deferred Arrears Balance............Current arrears that have been capitalised and restructured as a
                                                           Note Payable
[10]                 - AOG.................................Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                 - Other Leasing Income................Includes lease termination payments, rental guarantees and late payments charges
[12]                 - Repossession........................Legal and technical costs incurred in repossessing aircraft.
[13] S [8]...[12]      Sub-total
[14] [5]+[6]+[13]    Net Lease Rentals.....................Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress related costs
[15]                 Interest Earned.......................Interest earned on monthly cash balances
[16]                 Aircraft Sales........................Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                 Net Maintenance.......................Maintenance Revenue Reserve received less reimbursements to lessees
[18]                 Other Receipts........................
[19] S [14]...[18]   Total Cash Collections................Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

Note                 Report Line Name                      Description
----                 ----------------                      -----------
                     CASH EXPENSES
                     Aircraft Operating Expenses...........All operational costs related to the leasing of aircraft.
[20]                 - Releasing and Other Overheads.......Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                     SG&A Expenses
[21]                 Aircraft Servicer Fees................Monthly and annual fees paid to servicer
                     - Retainer Fee........................Fixed amount per month per aircraft
                     - Minimum Incentive Fee...............Minimum annual fee paid to servicer for performance above an annually agreed target.
                     - Core Cashflow/Sales Incentive Fee...Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]            Sub-total
[23]                 Other Servicer Fees and Other         Administrative Agent, trustee and professional fees paid to
                     Overheads.............................other service providers and other overheads
[24]  [22]+[23]      Sub-total
[25]  [20]+[24]      Total Cash Expenses...................Aircraft Operating Expenses + SG&A Expenses

                     NET CASH COLLECTIONS
[26]  [19]           Total Cash Collections................Line 19 above
[27]  [25]           Total Cash Expenses...................Line 25 above
[28]                 Movement in Expense Account...........Relates to reduction in accrued expense amounts
[29]                 Reduction in Liquidity Reserve........Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[30]                 Interest Payments.....................Interest paid on all outstanding debt
[31]                 Swap payments                         Net swap payments (paid)/received
[32] S [26]...[31]     Total

[33]                 Principal payments                    Principal payments on debt

                   Airplanes Cash Flow Performance for the Period from May 10, 2001 to July 16, 2001 (2 Months)
                      Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                    % of Lease Rentals under
                                                                                       the 2001 Base Case
                                                                 2001                             2001
                                                                 ----                             ----
                                                     Actual Base Case    Variance   Actual   Base Case  Variance
              CASH COLLECTIONS                           $M        $M        $M
1             Lease Rentals                            72.9      72.9     (0.0)     100.0%      100.0%     0.0%
2              -  Renegotiated Leases                  (1.0)      0.0     (1.0)      (1.4%)       0.0%    (1.4%)
3              -  Rental Resets                        (2.1)      0.0     (2.1)      (2.8%)       0.0%    (2.8%)
4              -  Other                                 0.0       0.0      0.0        0.0%        0.0%     0.0%
                                                       ----      ----      ----      ----        ----     ----

5      1 - 4  Contracted Lease Rentals                 69.8      72.9     (3.1)      95.8%      100.0%    (4.2%)
6             Movement in Current Arrears               7.5       0.0      7.5       10.2%        0.0%    10.2%
              Balance
7             less Net Stress Related Costs
8              -  Bad Debts                             0.0      (0.7)     0.7        0.0%      (1.0%)     1.0%
9              -  Deferred Arrears Balance              1.0       0.4      0.6        1.4%        0.6%     0.9%
10             -  AOG                                  (1.5)     (3.1)     1.6       (2.0%)      (4.2%)    2.2%
11             -  Other Leasing Income                  0.6       0.0      0.6        0.8%        0.0%     0.8%
12             -  Repossession                         (0.0)     (0.6)     0.6       (0.0%)      (0.8%)    0.8%
                                                      -----     -----     ----     ------      ------     ----
13     8 - 12 Sub-total                                 0.2      (4.0)     4.2        0.2%       (5.5%)    5.7%
14     5+6+13 Net Lease Rental                         77.5      68.9      8.6      106.3%       94.5%    11.8%
15            Interest Earned                           1.1       1.2     (0.1)       1.5%        1.6%    (0.1%)
16            Aircraft Sales                            2.0       7.1     (5.1)       2.7%        9.7%    (6.9%)
17            Net Maintenance                           4.5       0.0      4.5        6.2%        0.0%     6.2%
18            Other Receipts                            0.0       0.0      0.0        0.0%        0.0%     0.0%
                                                       ----      ----     ----       ----        ----     ----
19     14 -   Total Cash Collections                   85.1      77.1      8.0      116.8%      105.8%    11.0%
                                                      =====      ====     ====     ======      ======    =====
      18

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads       (4.1)     (3.7)     (0.4)     (5.6%)      (5.0%)   (0.5%)

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                         (3.8)     (3.7)     (0.1)     (5.3%)      (5.1%)   (0.1%)
               -  Minimum Incentive Fee                 0.0      (0.3)       0.3      0.0%      (0.3%)     0.3%
               -  Core Cashflow/Sales Incentive         0.0       0.0       0.0       0.0%       0.0%      0.0%
                                                       ----      ----      ----       ----        ----     ----
                  Fee
22      21    Sub-total                                (3.8)     (4.0)     0.2       (5.3%)      (5.5%)    0.2%
23            Other Servicer Fees and Other            (1.7)     (1.6)    (0.2)      (2.4%)      (2.2%)   (0.2%)
              Overheads                               -----     -----    ------     ------      ------   ------

24     22+23  Sub-total                                (5.6)     (5.6)     0.0       (7.6%)      (7.7%)    0.0%
                                                      -----     -----      ----     ------      ------     ----
25     24+20  Total Cash Expenses                      (9.6)     (9.2)    (0.4)     (13.2%)     (12.7%)   (0.5%)
                                                      =====     =====     =====    =======     =======   ======

              NET CASH COLLECTIONS
26      19    Total Cash Collections                   85.1      77.1      8.0      116.8%      105.8%    11.0%
27      25    Total Cash Expenses                      (9.6)     (9.2)    (0.4)     (13.2%)     (12.7%)   (0.5%)
28            Movement in Expense Account               2.2       0.0     (2.2)      (3.0%)       0.0%    (3.0%)
29            Reduction in Liquidity Reserve            0.0       0.0      0.0        0.0%        0.0%     0.0%
30            Interest Payments                       (28.3)    (32.1)     3.8      (38.8%)     (44.1%)    5.2%
31            Swap Payments                            (6.4)     (2.6)    (3.7)      (8.7%)     (3.6%)    (5.1%)
                                                     ------    ------    -----     ------      ------   ------
32   26 - 31  TOTAL                                    38.6      33.1      5.6       53.0%       45.4%     7.6%
                                                     ======    ======    =====     ======      ======   ======

33            PRINCIPAL PAYMENTS
              Subclass A-6                             35.5      29.9      5.6       48.7%       41.0%     7.7%
              Subclass B                                3.1       3.2     (0.0)       4.3%        4.4%    (0.1%)
                                                       ----      ----     ----      -----       -----    -----
              Total                                    38.6      33.1      5.6       53.0%       45.4%     7.6%
                                                       ====      ====     ====      =====       =====    =====

              Debt Balances at July 16, 2001
              Subclass A-6                            346.4     353.4
              Subclass A-8                            700.0     700.0
              Subclass A-9                            750.0     750.0
              Subclass B                              272.8     273.2
              Subclass C                              349.8     349.8
              Subclass D                              395.1     395.1
                                                    -------   -------
                                                    2,814.1   2,821.5
                                                    =======   =======


                  Airplanes Cash Flow Performance for the Period from March 10, 2001 to July 16, 2001 (4 Months)
                              Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows
                                                                                   % of Lease Rentals under
                                                                                      the 2001 Base Case
                                                                 2001                           2001
                                                                 ----                           ----
                                                     Actual Base Case   Variance   Actual  Base Case  Variance
              CASH COLLECTIONS                           $M        $M         $M
1             Lease Rentals                           144.1     144.1      (0.0)    100.0%      100.0%      0.0%
2              -  Renegotiated Leases                  (1.9)      0.0      (1.9)     (1.3%)       0.0%     (1.3%)
3              -  Rental Resets                        (4.5)      0.0      (4.5)     (3.1%)       0.0%     (3.1%)
4              -  Other                                 0.0       0.0       0.0       0.0%        0.0%      0.0%
                                                       ----      ----       ----     ----        ----      ----

5      1 - 4  Contracted Lease Rentals                137.7     144.1      (6.4)     95.6%      100.0%     (4.4%)
6             Movement in Current Arrears              11.0       0.0      11.0       7.6%        0.0%      7.6%
              Balance
7             less Net Stress Related Costs
8              -  Bad Debts                            (2.7)     (1.5)     (1.3)     (1.9%)      (1.0%)    (0.9%)
9              -  Deferred Arrears Balance              1.9       1.0       0.9       1.3%        0.7%      0.6%
10             -  AOG                                  (2.9)     (6.1)      3.2      (2.0%)      (4.2%)     2.2%
11             -  Other Leasing Income                  0.8       0.0       0.8       0.5%        0.0%      0.5%
12             -  Repossession                         (1.8)     (1.2)     (0.7)     (1.3%)      (0.8%)    (0.5%)
                                                      -----     -----     ------   ------      ------    ------
13     8 - 12 Sub-total                                (4.8)     (7.7)      2.9      (3.4%)      (5.4%)     2.0%
14     5+6+13 Net Lease Rental                        143.9     136.4       7.5      99.9%       94.6%      5.2%
15            Interest Earned                           2.7       2.5       0.2       1.9%        1.7%      0.2%
16            Aircraft Sales                            7.2       7.1       0.2       5.0%        4.9%      0.1%
17            Net Maintenance                           3.9       0.0       3.9       2.7%        0.0%      2.7%
18            Other Receipts                            0.0       0.0       0.0       0.0%        0.0%      0.0%
                                                       ----      ----      ----      ----        ----      ----
19    14 - 18 Total Cash Collections                  157.7     145.9      11.8     109.4%      101.3%      8.2%
                                                     ======    ======      ====    ======      ======      ====

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads       (6.1)     (7.3)      1.1      (4.3%)      (5.0%)     0.8%

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                         (7.3)     (7.5)      0.2      (5.1%)      (5.2%)     0.1%
               -  Minimum Incentive Fee                (1.5)     (0.5)     (1.0)     (1.0%)      (0.3%)    (0.7%)
               -  Core Cashflow/Sales Incentive        (0.2)      0.0      (0.2)     (0.1%)       0.0%     (0.1%)
                                                      -----      ----      -----   ------        ----    ------
                  Fee
22      21    Sub-total                                (9.0)     (8.0)     (1.0)     (6.2%)      (5.6%)    (0.7%)
23            Other Servicer Fees and Other            (2.9)     (3.2)      0.3      (2.0%)      (2.2%)     0.2%
                                                      -----     -----        ---   ------      ------      ----
              Overheads
24     22+23  Sub-total                               (11.9)    (11.2)     (0.7)     (8.2%)      (7.7%)    (0.5%)
                                                     ------    ------      -----   ------      ------    ------

25     24+20  Total Cash Expenses                     (18.0)    (18.4)      0.4     (12.5%)     (12.8%)     0.3%
                                                     ======    ======        ===  =======     =======      ====

%             NET CASH COLLECTIONS
26      19    Total Cash Collections                  157.7     145.9      11.8     109.4%      101.3%      8.2%
27      25    Total Cash Expenses                     (18.0)    (18.4)      0.4     (12.5%)     (12.8%)     0.3%
28            Movement in Expense Account              (4.6)      0.0      (4.6)     (3.2%)       0.0%     (3.2%)
29            Reduction in Liquidity Reserve           40.0      40.0       0.0      27.8%       27.8%      0.0%
30            Interest Payments                       (60.5)    (64.7)      4.2     (42.0%)     (44.9%)     2.9%
31            Swap Payments                           (10.1)     (5.6)     (4.4)     (7.0%)      (3.9%)    (3.1%)
                                                     ------     -----    ------    ------      ------    ------
32  26 - 31   TOTAL                                   104.5      97.2       7.4      72.5%       67.4%      5.1%
                                                     ======      ====       ===     =====       =====      ====

33            PRINCIPAL PAYMENTS
              Subclass A-6                             99.0      92.0       6.9      68.7%       63.9%      4.8%
              Subclass B                                5.5       5.1       0.4       3.8%        3.6%      0.3%
                                                       ----       ---       ---      ----        ----      ----
              Total                                   104.5      97.2       7.4      72.5%       67.4%      5.1%
                                                     ======      ====       ===     =====       =====      ====

              Debt Balances at July 16, 2001
              Subclass A-6                            346.4     353.4      (6.9)
              Subclass A-8                            700.0     700.0       0.0
              Subclass A-9                            750.0     750.0       0.0
              Subclass B                              272.8     273.2      (0.4)
              Subclass C                              349.8     349.8       0.0
              Subclass D                              395.1     395.1       0.0
                                                     ------     -----       ---
                                                    2,814.1   2,821.5      (7.4)
                                                    =======  ========      =====

                                                      Mar-01                               2001
                                                      ------                               ----
                                                     Closing          Actual          Base Case
                                                     -------          ------          ---------
                                                          $m              $m                  $m
      Net Cash Collections                                             104.5                97.2

      Add Back Interest and Swap Payments                               70.6                70.3
                                                                        ----                ----

  a   Net Cash Collections                                             175.1               167.5
                                                                       =====               =====
      (excl. interest and swap payments)
  b   Swaps                                                             10.1                 5.6
  c   Class A Interest                                                  31.7                35.3
  d   Class A Minimum                                                    0.0                 0.0
  e   Class B Interest                                                   5.0                 5.6
  f   Class B Minimum                                                    5.5                 5.1
  g   Class C Interest                                                   9.5                 9.5
  h   Class D Interest                                                  14.3                14.3
  i   Class A Principal Adjustment                                      99.0                92.0
  i   Class C Scheduled                                                  0.0                 0.0
  k   Class D Scheduled                                                  0.0                 0.0
  l   Permitted Aircraft Modifications                                   0.0                 0.0
  m   Step-up Interest                                                   0.0                 0.0
  n   Class E Minimum Interest                                           0.0                 0.0
  o   Class B Supplemental                                               0.0                 0.0
  p   Class A Supplemental                                               0.0                 0.0
                                                                        ----                 ---
      Total                                                            175.1               167.5
                                                                       =====               =====

 [1]  Interest Coverage Ratio
      Class A                                                            4.2                 4.1  = a/(b+c)
      Class B                                                            3.7                 3.6  = a/(b+c+d+e)
      Class C                                                            2.8                 2.7  = a/(b+c+d+e+f+g)
      Class D                                                            2.3                 2.2  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                            4.2                 4.1  = a/(b+c+d)
      Class B                                                            3.3                 3.2  = a/(b+c+d+e+f)
      Class C                                                            1.0                 1.0  = a/(b+c+d+e+f+g+h+i+j)
      Class D                                                            1.0                 1.0  = a/(b+c+d+e+f+g+h+i+j+k)

      Loan to Value Ratios (in US dollars)
 [3]  Expected Portfolio Value
 [4]  Adjusted Portfolio Value                       3,108.6         3,040.2             3,042.3
      Liquidity Reserve Amount
      Of which - Cash                                  156.9           115.2               116.0
                    - Accrued Expenses                  12.6            11.0                 0.0
                                                        ----            ----                 ---
      Subtotal                                         169.5           126.2               116.0
      Less Lessee Security Deposits                     36.9            35.2                36.0
                                                       -----            ----                ----
      Subtotal                                         132.6            91.0                80.0
                                                       ------          -----                ----
 [5]  Total Asset Value                              3,241.2         3,131.2             3,122.3
                                                     ========        =======             =======

          Note Balances as at:                     March 15, 2001       July 16, 2001    July 16, 2001
                                                   --------------       -------------    -------------

      Class A                                        1,895.4  58.5%   1,796.4 57.4%      1,803.4  57.8%
      Class B                                          278.3  67.1%     272.8 66.1%        273.2  66.5%
      Class C                                          349.8  77.9%     349.8 77.3%        349.8  77.7%
      Class D                                          395.1  90.0%     395.1 89.9%        395.1  90.4%
                                                      ------            -----              -----
                                                     2,918.6          2,814.1            2,821.5
                                                    ========          =======            =======

 [1] "Interest Coverage Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

 [2] "Debt Service Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of Notes plus the interest and minimum/scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments.
      In respect of the Class A Notes, Principal Adjustment Amount payments have been excluded as they are a function of aircraft values.

 [3] "Expected Portfolio Value" represents the Initial Appraised Value of each Aircraft in the Portfolio multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor at March 1996 Closing Date.

 [4] "Adjusted Portfolio Value" represents the Base Value of each Aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor as of the relevant Appraisal date.

 [5] "Total Asset Value" is equal to Total Expected/Adjusted Portfolio Value plus Liquidity Reserve Amount minus Lessee Security Deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of Notes, including the outstanding principal amount and estimated fair value as of June 30, 2001, are as follows:

                    Annual Interest                                                                  Estimated
                          Rate           Principal Amount      Expected Final          Final         Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end       Payment Date      Maturity Date      June 30, 2001
-----------------   -----------------     --------------       -------------     -------------      -------------
                                            $ Millions                                                $ Millions

Subclass A-6        (LIBOR+.34%)                366          January 15, 2004    March 15, 2019           366
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003      March 15, 2019           699
Subclass A-9        (LIBOR+ .55%)               750          November 15, 2008   March 15, 2019           750
Class B             (LIBOR+.75%)                275          March 15, 2009      March 15, 2019           269
Class C             (8.15%)                     350          December 15, 2013   March 15, 2019           338
Class D             (10.875%)                   395          February 15, 2017   March 15, 2019           257
                                              -----                                                     -----
                                              2,836                                                     2,679
                                              =====                                                     =====

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally nine-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and approximately 75% of the leases are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the Class A-D Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The Class A and B Notes bear floating rates of interest and the Class C and D Notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the Notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate Notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the Notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the Class A and B Notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as

Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 2001, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $1,855 million. The aggregate notional principal of these Swaps will be reduced to $1,140 million by the end of the fiscal year ended March 31, 2002. These Swaps will be further reduced to an aggregate notional principal balance of $640 million by the year ended March 31, 2003, to an aggregate notional principal balance of $190 million by the year ended March 31, 2004. None of the Swaps have maturity dates extending beyond January 2005. The aggregate estimated fair market value of the Swaps at June 30, 2001 was $(36.1) million, that is the swaps were "out-of-the-money", such that if sold, it would result in a loss as detailed below:

Airplanes Group Swap Book at June 30, 2001

                                                        Final
     Swap No.    Notional Amount (i)  Effective       Maturity      Fixed Rate         Estimated Fair Market
                     ($ Millions)        Date           Date        Payable(ii)      Value as at June 30, 2001
            1         20             05/27/98         04/15/02       6.2800%                 (385,072)
            2         15             02/16/99         07/15/02       6.2700%                 (314,601)
            3         115            07/15/98         12/15/02       6.2400%               (2,998,386)
            4         30             08/25/98         02/15/03       6.3900%               (1,023,261)
            5         10             09/15/98         08/15/02       6.1700%                 (163,578)
            6         25             10/15/98         02/15/03       6.3800%                 (716,383)
            7         10             10/27/98         05/15/02       6.2900%                 (208,265)
            8         10             11/16/98         02/15/03       6.3900%                 (364,890)
            9         50             12/15/98         02/15/03       6.2840%               (1,312,481)
           10         10             02/15/00         03/15/03       6.3965%                 (494,845)
           11         20             01/18/00         03/15/03       6.3850%                 (587,019)
           12         40             08/16/99         04/15/02       6.2250%                 (663,440)
           13         40             06/01/99         03/15/03       6.2200%                 (886,108)
           14         50             06/21/99         06/15/03       6.3100%               (1,663,290)
           15         55             07/15/99         08/15/03       6.2900%               (1,703,913)
           16         15             01/18/00         10/15/03       6.4650%                 (519,971)
           17         30             08/17/99         11/15/03       6.3300%                 (996,744)
           18         225            11/15/99         06/15/02       6.1200%               (2,558,981)
           19          5             12/15/99         08/15/01       6.2000%                  (19,342)
           20         15             12/15/99         04/15/02       6.3100%                 (233,143)
           21         70             12/21/99         03/15/03       6.5875%               (1,130,493)
           22         20             04/15/01         04/15/03       7.1850%                 (932,735)
           23         30             12/15/00         11/15/03       7.3625%               (1,740,388)
           24         10             03/24/00         12/15/03       6.8450%                 (836,328)
           25         15             04/17/00         05/15/02       6.7150%                 (284,060)
           26         20             04/26/00         11/15/03       6.6875%                 (542,126)
           27         30             05/15/00         01/15/04       7.2995%               (1,590,186)
           28         90             06/15/00         12/15/02       7.1125%               (3,012,335)
           29         25             06/26/00         02/15/04       6.9775%                 (840,792)
           30         50             08/15/00         02/15/04       6.7700%               (2,015,952)


           31         15             04/15/04         04/15/04       6.7700%                 (672,090)
           32         25             04/17/01         05/15/04       6.8290%               (1,361,847)
           33         40             09/20/00         11/15/03       6.5625%               (1,536,354)
           34         15             10/12/00         07/15/04       6.5850%                 (564,426)
           35         15             11/15/00         11/15/03       6.5775%                 (509,441)
           36          0             09/17/01         09/15/04       5.7125%                 (427,834)
           37          0             01/26/01         07/15/01       5.3950%                 (194,605)
           38         50             02/15/01         11/15/03       5.2750%                 (345,282)
           39         125            03/15/01         09/15/01       4.8900%                 (240,521)
           40          0             04/15/02         12/15/04       5.3975%                    84,561
           41         65             04/15/01         03/15/02       4.5500%                 (233,372)
           42          0             07/15/03         11/15/04       5.7650%                   142,949
           43         125            05/15/01         01/05/05       4.7950%                   355,155
           44         55             05/03/01         12/15/01       3.9350%                  (20,915)
           45          0             11/15/01         04/15/04       4.8900%                    85,846
           46         120            06/29/01         01/15/02       3.6625%                   111,203
           47         55             07/24/01         12/15/05       5.2850%                         -
              --------------------                                              ----------------------
                     1,855                                                                (36,066,081)
              ====================                                              ======================

(i) While some of the above may have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis.

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

The realized gain on the termination of these Swaps had been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps". Effective April 1, 2001, the remaining realized gain has been recorded in the Statement of Other Comprehensive Income and will be recognized in the Statement of Operations over the life of the hedged transaction in accordance with FAS 138.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the `Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to June 30, 2001, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold Swaptions with an aggregate notional principal balance of $274 million and Swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of Swaptions at June 30, 2001 therefore amounted to $315 million. The aggregated estimated fair market values of the Swaptions at June 30, 2001 was $2.7 million.

Airplanes Group Swaption Book at June 30, 2001

                   Notional amount                                                               Estimated Fair
  Swaption      s at June 30, 2001 (i)    Effective        Final              Fixed Rate           Market Value
     No.             ($ millions)            Date      Maturity Date        Receivable (ii)            as at
                                                                                                 June 30, 2001 ($)
       1                20            02/17/98            09/15/02               5.10%                206,046
       2                14            04/15/98            09/15/02               5.10%                144,232
       3                12            01/15/01            11/15/02               5.25%                126,753
       4                19            02/15/01            11/15/02               5.20%                196,003
       5                15            03/16/98            03/15/03               5.10%                375,867
       6                50            07/15/98            03/15/03               5.10%                135,470
       7                20            04/15/98            06/15/03               5.10%                144,173
       8                10            09/15/98            09/15/03               5.30%                 90,889
       9                15            01/15/01            11/15/03               5.30%                101,292
       10               10            02/16/99            02/15/04               5.40%                 83,403
       11               14            04/15/01            11/15/04               5.20%                 77,187
       12               46            01/15/01            01/15/05               5.40%                332,818
       13               15            04/15/01            11/15/05               5.35%                112,301
       14               20            02/15/01            02/15/06               5.55%                198,446
       15               23            03/15/01            02/15/06               5.45%                228,505
       16               12            05/15/01            05/15/06               5.45%                113,784
                       ---                                                                          ---------
                       315                                                                          2,667,169
                       ===                                                                          =========

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

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the Notes. Please refer to "Risk Factors" in the Airplanes Group Form 10-K filed with the SEC on June 28, 2001 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Part II.     Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio and represented 1.8% of our portfolio by appraised value as of January 31, 2001. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland has challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considers debis AirFinance Ireland's rescission action. The risk of repossession only arises where VASP is successful in seeking repossession of the aircraft and where the aircraft are located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance Ireland has informed Airplanes Group that it has been advised by its Brazilian counsel that the December 1996 High Court decision was incorrect as a matter of Brazilian law and that it is actively pursuing all available courses of action, including appeals to superior courts to overturn the High Court decision.

Other Matters
AeroUSA and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries. debis AirFinance believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial conditions of AeroUSA.

Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain state and local tax returns with General Electric Company ("GE"), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE.

Item 6. Exhibits and Reports on Form 8-K


Reports on Form 8-K: Filed for event dates April 17, 2001, May 15, 2001 and June 15, 2001 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2001                  AIRPLANES LIMITED


                                        By: /s/ WILLIAM M. MCCANN
                                            -----------------------------------
                                            William M. McCann
                                            Director and Principal Accounting
                                            Officer



Date:  August 14, 2001                  AIRPLANES U.S. TRUST


                                        By: /s/ WILLIAM M. MCCANN
                                            -----------------------------------
                                            William M. McCann
                                            Controlling Trustee and Principal
                                            Accounting Officer