Form 10-Q
period 2001-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2001-11-15
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                       Commission file number 33-99970-01

                              ------------------

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

                                                                Outstanding at
Issuer                              Class                     September 30, 2001

Airplanes Limited        Common Stock, $1.00 par value                30

                   Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended September 30, 2001

                                     Index

Part I.       Financial Information                                    Page No.

Item 1.       Financial Statements (Unaudited)                             4

              -   Unaudited Condensed Balance Sheets -
                  September 30, 2001 and March 31, 2001
              - Unaudited Condensed Statements of Operations - Three Months Ended September 30, 2001 and September 30, 2000
              -   Unaudited Condensed Statement of Operations -
                  Six months Ended September 30, 2001 and
                  September 30, 2000
              - Unaudited Statement of Comprehensive Income - Three Months Ended September 30, and September 30, 2000
              - Unaudited Condensed Statement of Comprehensive Income - Six Months Ended September 30, 2001, and September 30, 2000
              - Unaudited Condensed Statements of Changes in Shareholders Deficit/Net Liabilities - Six Months Ended September 30, 2001 and September 30, 2000
              - Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30, 2001 and
                  September 30, 2000
              -   Notes to the Unaudited Condensed Financial
                  Statements

Item 2.       Management's Discussion and Analysis of Financial           14
              Condition and Results of Operations
              -   Introduction
              -   Results of Operations - Three Months Ended
                  September 30, 2001 compared with Three Months
                  Ended September 30, 2000 - Results of Operations -
                  Six Months Ended September 30, 2001 Compared with
                  Six Months Ended September 30, 2000
              -   Comparison of Actual Cashflows Versus The 2001
                  Base Case for the Three Month Period Ended
                  October 15, 2001

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risks                                               44

Part II.      Other Information

Item 1.       Legal Proceedings                                          48

Item 6.       Exhibits and Reports on Form 8 - K                         48

Signatures

Index to Exhibits

Appendix 1 Airplanes Group Portfolio

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                          March 31,                               September 30,
                                              --------------------------------            --------------------------------
                                                            2001                                        2001
                                              --------------------------------            --------------------------------
                                              Airplanes   Airplanes                       Airplanes   Airplanes
                                               Limited      Trust    Combined              Limited      Trust    Combined
                                              ---------   ---------  ---------            ---------   ---------  ---------
                                                         ($millions)                                 ($millions)
ASSETS
Cash                                                191           6        197                 137            6        143
Accounts receivable
    Trade receivables                                19          11         30                  19           14         33
    Allowance for doubtful debts                    (12)         (7)       (19)                (13)          (8)       (21)
Amounts due from Airplanes Limited                    -          46         46                   -           39         39
Net investment in capital and sales
     type leases                                      7           -          7                   -            -          -
Aircraft, net                                     2,543         209      2,752               2,464          202      2,666
Other assets                                          6           4         10                  14            -         14
                                              ---------   ---------  ---------            --------    ---------  ---------
Total assets                                      2,754         269      3,023               2,621          253      2,874
                                              =========   =========  =========            ========    =========  =========


LIABILITIES

Accrued expenses and other liabilities            1,111         104      1,215               1,352          128      1,480
Amounts due from Airplanes Trust                     46           -         46                  39            -         39
Indebtedness                                      3,185         310      3,495               3,065          299      3,364
Provision for maintenance                           233          13        246                 245           12        257
Deferred income taxes                                58          40         98                  56           39         95
                                              ---------   ---------  ---------            --------    ---------  ---------
Total liabilities                                 4,633         467      5,100               4,757          478      5,235
                                              ---------   ---------  ---------            --------    ---------  ---------
Net liabilities                                  (1,879)       (198)    (2,077)             (2,136)        (225)    (2,361)
                                              ---------   ---------  ---------            --------    ---------  ---------
                                                  2,754         269      3,023               2,621          253      2,874
                                              =========   =========  =========            ========    =========  =========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                            2000                                        2001
                                              --------------------------------            --------------------------------
                                              Airplanes   Airplanes                       Airplanes   Airplanes
                                               Limited      Trust    Combined              Limited      Trust    Combined
                                              ---------   ---------  ---------            ---------   ---------  ---------
                                                         ($millions)                                 ($millions)

Revenues
Aircraft leasing                                    111          11        122                 105            7        112
Aircraft sales                                        -           -          -                   3            -          3
Other income                                          -           -          -                   -            -          -

Expenses
Cost of Aircraft sold                                 -           -          -                  (3)           -         (3)
Depreciation and amortisation                       (38)         (5)       (43)                (38)          (3)       (41)
Net interest expense                               (120)        (12)      (132)               (129)         (13)      (142)
Provision for maintenance                             -           -          -                   -            -          -
Bad and doubtful debts                               (1)         (1)        (2)                 (4)          (2)        (6)
Provision for loss making leases, net                (4)          -         (4)                (16)           -        (16)
Other lease costs                                   (20)         (2)       (22)                (14)          (2)       (16)
Selling, general and administrative
     expenses                                        (8)          -         (8)                 (8)           -         (8)
                                              ---------   ---------  ---------            --------    ---------  ---------
Operating (loss) before
provision for  income taxes                         (80)         (9)       (89)               (104)         (13)      (117)
Income tax benefit/(charge)                           -           1          1                   1            1          2
                                              ---------   ---------  ---------            --------    ---------  ---------
Net (loss)                                          (80)         (8)       (88)               (103)         (12)      (115)
                                              =========   =========  =========            ========    =========  =========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                  Six Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                            2000                                        2001
                                              --------------------------------            --------------------------------
                                              Airplanes   Airplanes                       Airplanes   Airplanes
                                               Limited      Trust    Combined              Limited      Trust    Combined
                                              ---------   ---------  ---------            ---------   ---------  ---------
                                                         ($millions)                                 ($millions)

Revenues
Aircraft leasing                                    217          21        238                 209           17        226
Aircraft sales                                        1           -          1                   3            -          3
Other income                                          -           -          -                   -            -          -

Expenses
Cost of Aircraft sold                                (1)          -         (1)                 (3)           -         (3)
Depreciation and amortisation                       (77)         (9)       (86)                (76)          (7)       (83)
Net interest expense                               (235)        (24)      (259)               (267)         (27)      (294)
Provision for maintenance                             -           -          -                   -            -          -
Bad and doubtful debts                               (5)         (2)        (7)                 (2)          (1)        (3)
Provision for loss making leases, net                (7)          -         (7)                (15)           -        (15)
Other lease costs                                   (39)         (2)       (41)                (36)          (3)       (39)
Selling, general and administrative
     expenses                                       (16)         (1)       (17)                (16)          (1)       (17)
                                              ---------   ---------  ---------            ---------   ---------  ---------
Operating (loss) before
provision for  income taxes                        (162)        (17)      (179)               (203)         (22)      (225)
Income tax benefit/(charge)                           2           1          3                   2            1          3
                                              ---------   ---------  ---------            ---------   ---------  ---------
Net (loss)                                         (160)        (16)      (176)               (201)         (21)      (222)
                                              =========   =========  =========            ========    =========  =========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

         UNAUDITED CONDENSESD STATEMENT OF COMPREHENSIVE INCOME/(LOSS)


                                                                   Three Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                            2000                                        2001
                                              --------------------------------            --------------------------------
                                              Airplanes   Airplanes                       Airplanes   Airplanes
                                               Limited      Trust    Combined              Limited      Trust    Combined
                                              ---------   ---------  ---------            ---------   ---------  ---------
                                                         ($millions)                                 ($millions)

Loss for the period                                 (80)         (8)       (88)               (103)         (12)      (115)


Other Comphrensive Loss

 - Net change in cashflow hedges                      -           -          -                 (27)          (3)       (30)
                                              ---------   ---------  ---------            ---------   ---------  ---------
Comprehensive Loss                                  (80)         (8)       (88)               (130)         (15)      (145)
                                              =========   =========  =========            ========    =========  =========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

         UNAUDITED CONDENSESD STATEMENT OF COMPREHENSIVE INCOME/(LOSS)


                                                                   Six Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                            2000                                        2001
                                              --------------------------------            --------------------------------
                                              Airplanes   Airplanes                       Airplanes   Airplanes
                                               Limited      Trust    Combined              Limited      Trust    Combined
                                              ---------   ---------  ---------            ---------   ---------  ---------
                                                         ($millions)                                 ($millions)

Loss for the period                                (160)        (16)      (176)               (201)         (21)      (222)


Other Comphrensive Loss
 - Cumulative effect of accounting changes            -           -          -                 (30)          (3)       (33)
 - Net change in cashflow hedges                      -           -          -                 (26)          (3)       (29)
                                              ---------   ---------  ---------            ---------   ---------  ---------
Comprehensive Loss                                 (160)        (16)      (176)               (257)         (27)      (284)
                                              =========   =========  =========            ========    =========  =========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES


                                                    Six Months Ended September 30, 2001 and September 30, 2000

                                                        Airplanes Limited               Airplanes Trust      Combined
                                              --------------------------------------    ---------------    ------------
                                                                                                           Shareholders
                                                Share         Net       Shareholders'         Net          Deficit/Net
                                               Capital    Liabilities      Deficit        Liabilities      Liabilities
                                              --------------------------------------      -----------      -----------
                                             ($millions)  ($millions)    ($millions)      ($millions)      ($millions)

Balance at March 31, 2000                             -       1,546            1,546              181            1,727

Net loss for the period                                         160              160               16              176
                                              ---------   ---------        ---------        ---------        ---------

Balance at September 30, 2000                         -       1,706            1,706              197            1,903
                                              =========   =========        =========        =========        =========


Balance at March 31, 2001                             -       1,879           1,879               198            2,077

Net loss for the period                               -         201             201                21              222

Other Comphrensive Loss                               -          56              56                 6               62
                                              ---------   ---------        ---------        ---------        ---------
Balance at September 30, 2001                         -       2,136           2,136               225            2,361
                                              =========   =========        =========        =========        =========


               The accompanying notes are an integral part of the
                   unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                   Three Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                            2000                                        2001
                                              --------------------------------            --------------------------------
                                              Airplanes   Airplanes                       Airplanes   Airplanes
                                               Limited      Trust    Combined              Limited      Trust    Combined
                                              ---------   ---------  ---------            ---------   ---------  ---------
                                                         ($millions)                                 ($millions)


Cash flows from operating activities
Net loss                                           (160)        (16)      (176)               (201)         (21)      (222)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation and amortisation                        77           9         86                  76            7         83
Aircraft maintenance, net                            (2)         (2)        (4)                 12           (1)        11
Profit on disposal of aircraft                        -           -          -                   -            -          -
Deferred income taxes                                (2)         (1)        (3)                 (2)          (1)        (3)
Provision for loss making leases                      7           -          7                  15            -         15
Provision for bad debts                               5           2          7                   2            1          3
Accrued and deferred interest expense               133          14        147                 174           18        192

Changes in operating assets & liabilities:
Accounts receivable                                   5          (2)         3                  (2)          (2)        (4)
Intercompany account movements                        6          (6)         -                  (7)           7          -
Other accruals and liabilities                      (10)          1         (9)                (10)           -        (10)
Other assets                                         (2)          8          6                   -            4          4
                                              ---------   ---------  ---------            --------    ---------  ---------
Net cash provided by operating activities            57           7         64                  57           12         69
                                              =========   =========  =========            ========    =========  =========


Cash flows from investing activities
Purchase/Sale of aircraft                             -           -          -                   2            -          2
Capital and sales type leases                         3           -          3                   7            -          7
                                              ---------   ---------  ---------            --------    ---------  ---------
Net cash provided by
investing activities                                  3           -          3                   9            -          9
                                              =========   =========  =========            ========    =========  =========

Cash flows from financing activities
Decrease in indebtedness                            (70)         (7)       (77)               (120)         (12)      (132)
                                              ---------   ---------  ---------            --------    ---------  ---------
Net cash used in financing activities               (70)         (7)       (77)               (120)         (12)      (132)
                                              =========   =========  =========            ========    =========  =========

Net decrease in cash                                (10)          -        (10)                (54)           -        (54)

Cash at beginning of period                         197           6        203                 191            6        197
                                              ---------   ---------  ---------            --------    ---------  ---------
Cash at end of period                               187           6        193                 137            6        143
                                              =========   =========  =========            ========    =========  =========

Cash paid in respect of:
Interest                                            104          10        114                  94            9        103
                                              =========   =========  =========            ========    =========  =========

Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.  Basis of Preparation

    The accompanying unaudited condensed financial statements of Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group") and the combined unaudited condensed balance sheets, statements of operations, statements of comprehensive income, statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.

    The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 2001 and for the three and six month periods ending September 30, 2001 and September 30, 2000. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

    References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Events of September 11, 2001

On September 11, 2001, the United States was the subject of attacks by terrorists who used the hijacked aircraft of certain airlines. It is too early to assess the full effects, as discussed in detail in Item #2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments -, that these terrorist attacks will have for the aviation industry.

The possible impact of these events on Airplanes Group are likely to include a deterioration in the financial condition of Airplanes Group's lessees and consequently their ability to perform under their leases, an oversupply in the aviation industry market resulting in an inability to re-lease aircraft when they become available or at rates similar to those previously obtained in the market and valuation issues in relation to Airplanes Group's aircraft portfolio. Due to the level of uncertainty and the short period of time elapsed, it is not possible to predict, with any certainty, the financial impact of these events at this time. In particular, Airplanes Group has not recognized any consequential likely impairment in the long term carrying value of its aircraft portfolio as at September 30, 2001.

New Accounting Pronouncement

Derivative Instruments and Hedging Activities:

Following adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133.", all derivatives are now recognized on the balance sheet at their fair value. All derivatives will be designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. All of our interest rate swaps are currently designated as cashflow hedges while our swaptions are designated as trading instruments.

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

This process includes linking all derivatives that are designated as cashflow hedges to specific liabilities on the balance sheet. We will formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

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

For the six months to September 30, 2001, we have included a Statement of Comprehensive Income, which shows the opening effect as at April 1, 2001 of the adoption of FAS 138 being $(33) million i.e. if sold would result in a loss of $33 million. The net change in the value of cashflow hedges for the six months ended September 30, 2001 was a decrease of $28 million.

2.  Securitization Transaction

    On March 28, 1996 (the "Closing Date"), debis AirFinance Ireland plc ("debis AirFinance Ireland") (formerly AerFi Group plc) and its subsidiary undertakings (collectively "debis AirFinance") refinanced on a long-term basis certain indebtedness due to commercial banks and other senior secured lenders. The refinancing was effected through a major aircraft securitization transaction (the "Transaction").

    Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands, and Airplanes U.S. Trust, a trust formed under the laws of Delaware. Airplanes Group acquired directly or indirectly from debis AirFinance a portfolio of 229 commercial aircraft and related leases. The Transaction was effected by a sale to Airplanes Limited and Airplanes Trust of 100% of the stock of the existing subsidiaries of debis AirFinance that owned and leased the aircraft.

    Simultaneously with such transfers, we issued notes of $4,048 million in aggregate principal amount in four classes: class A, class B, class C and class D, with approximately 90% of the principal amount of the notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. We also issued class E notes of $604 million which are subordinate to the A - D notes and these class E notes were acquired by debis AirFinance as part consideration for the transfer to us of the aircraft and certain related lease receivables. Of the $604 million class E notes issued, approximately $13 million were subsequently canceled on July 30, 1996 under the terms of the Transaction.

    On March 16, 1998, we completed a refinancing of $2,437 million of class A and class B notes. On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance, Inc (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation.

    On March 15, 2001, we completed a refinancing of $750 million of class A notes. Indebtedness at September 30, 2001 represents the aggregate of the outstanding class A - D notes and class E notes (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 12) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2001, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Airplanes Limited is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust is a Delaware business trust. "Airplanes Group" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At September 30, 2001, we owned 189 aircraft, 182 of which were on lease to 64 lessees in 35 countries.

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

We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates and the corresponding subclass A-4 and A-7 notes. On May 30, 2001 we consummated an exchange offer under which the subclass A-9 certificates were exchanged for certificates which are registered with the Securities and Exchange Commission. The registration statement filed by us in connection with the exchange offer went effective on April 26, 2001.

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

General

Substantially all of our business consists of aircraft operating lease activities. However, we may also engage in aircraft sales subject to certain limitations and guidelines. Our revenues and operating results are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of aircraft owned by us and (iii) our financial resources and liquidity position relative to our competitors who may possess substantially greater financial resources.

Recent Developments

During the current financial year there has been a downturn in the world economic climate with a consequential negative impact on the operating conditions in the world aviation industry. On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft causing significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days. The full effect that these terrorist attacks, the fallout since then and the subsequent military action in Afghanistan may have for the aviation industry over the longer term is not yet fully known. The pre-existing economic downturn has been exacerbated by the events of September 11 in the U.S. and the economic and political fall out since then.

The effects of the events of September 11, together with the downturn in the world economic conditions which was already evident, have included, among other things, a reduction in demand for air travel, grounding of aircraft by airlines, bankruptcy and/or consolidation of airlines, fluctuations in the price of fuel, reduced operations by airlines, increased costs due to new security measures adopted by the relevant aviation authorities, and increased insurance premiums required by the insurance markets. In particular, airlines worldwide are currently experiencing difficulties in maintaining war insurance cover in the amounts required under their leases with us and other lessors. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, in the absence of satisfactory solutions on this matter, it may be necessary for certain aircraft to be grounded.

These events have been reflected in our results for the three months to September 30, 2001, by way of increased provisions for bad debts and loss making leases. The number of our lessees now experiencing financial difficulties has increased significantly. Some lessees have made approaches to the servicer requesting, amongst other things, rental holidays, rental restructurings, the early return of aircraft and a number of other measures, all of which are designed to ensure the continued survival of these lessees in this extremely difficult business environment. In addition, the weakness of the Euro and certain Latin American currencies against the U.S. dollar, the currency in which rental payments are made, has resulted in significant increases in operating costs for many airlines based in the Euro zone or Latin America.

In addition, on November 12, 2001 an American Airlines Airbus A300 aircraft crashed on take off in New York, causing significant loss of life and property damage. The cause of this crash is currently being investigated, but is likely to cause a further erosion of confidence in air travel.

These conditions, their scope and the duration of which cannot be predicted at this time, are likely to have a material adverse impact on the financial condition of certain of our lessees and their ability to perform their obligations under their leases. There has been reduced demand for our aircraft which is impacting our ability to re-lease aircraft on a timely basis at favorable rates. Although at present there are no reliable indicators as to current market value, it is likely that the market value of our aircraft may be reduced, and in the longer term, the appraised value of our portfolio is likely to be reduced. These factors are also causing a significant reduction in our cashflows which are likely to adversely affect our ability to make payments on the notes, including the timing of principal and interest payments, and will cause the further redirection of available cashflows towards the senior note classes, both in the near term and possibly also in the longer term. As a consequence of these adverse economic, political and trading conditions, we expect to perform behind the 2001 Base Case assumptions as set out in the offering memorandum issued by Airplanes Group on March 8, 2001.

The events of September 11, 2001 have led to a number of announcements by the rating agencies. On September 20, 2001, Fitch announced that it was placing all structured aircraft securities including the Airplanes Group notes on ratings watch negative following the recent terrorist attacks. Standard and Poor's, in a release dated September 27, 2001, placed the Airplanes Group class C and class D notes on credit watch with negative implications. On September 21, 2001 Moody's placed the Airplanes Group class D notes on watch for possible downgrade and on October 30, 2001 Moody's announced that it was also placing the Airplanes Group class C notes on watch for possible downgrade.

At September 30, 2001, we had forty five aircraft scheduled to be remarketed before September 30, 2002. These include eleven B737 400s / 500s, four B727/B737-200As, ten x DHC8s, four MD83s, one MD11, eight DC8s, one B767, four DC9s, one ATR42 and one B757-200. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft at satisfactory lease rates and without incurring substantial downtime.

The Lessees

As of September 30, 2001, one Spanish lessee, representing 3.51% of the portfolio by appraised value at January 31, 2001, following negotiations with the Servicer, had agreed but not yet signed, a restructuring of its payment obligations under its leases with us, which would also include an extension of certain of the leases to compensate for any proposed reduction in lease rentals. The lessee is currently in discussions with the Servicer regarding further amendments to this restructuring.

At September 30, 2001, one French lessee representing 0.66% of our portfolio by appraised value as of January 31, 2001, following a filing for protection from its creditors, was in arrears. The servicer is discussing a potential restructuring of the lease with the lessee.

One Macedonian lessee of one MD83 aircraft representing 0.51% of our portfolio by appraised value as of January 31, 2001 was in arrears at September 30, 2001. The Servicer is in discussions with the lessee regarding the restructuring of its arrears, the outcome of which may result in the early redelivery of the aircraft.

One lessee of two B737-200A aircraft in Kazakhstan, representing 0.33% of our portfolio by appraised value as of January 31, 2001, was in arrears at September 30, 2001. The Servicer is in discussions with the lessee regarding the possible early redelivery of the aircraft.

At September 30, 2001 the Servicer was in discussion with one Turkish lessee representing 0.47% of our portfolio by appraised value as of January 31, 2001, regarding payment arrears, which may result in a deferral of obligations, a reduction in rentals, or the return of the aircraft.

On August 13, 2001, a US lessee of three DC8 freighter aircraft, representing 1.41% of our portfolio by appraised value as of January 31, 2001 announced that it was suspending flight operations as a result of safety concerns. The airline has continued to meet its obligations under the leases and is implementing a plan with the FAA in order to resume operations.

At September 30, 2001, we leased 60 aircraft representing 29.89% of our portfolio by appraised value as of January 31, 2001, to operators in Latin America, of which 16 aircraft representing 12.25% of the portfolio by appraised value were leased to operators in Brazil. During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. General deterioration in the Latin American economy, especially in Brazil, will mean that lessees may be unable to generate sufficient revenues to make rental payments under the leases.

The Brazilian Real and Colombian Peso may weaken further resulting in difficulties for lessees to make rental payments in US dollars, which would lead to a material decrease in our leasing revenues, and an increase in default related costs. Economic volatility may increase in these and other emerging markets in the aftermath of the events of September 11, 2001, which may cause further difficulties for our lessees.

The Servicer is currently in discussions with a Brazilian lessee regarding its obligations under its leases. The lessee of three MD11 aircraft, representing 5.96% of the fleet by appraised value as of January 31, 2001, due to trading difficulties, is currently paying 10% of its obligations as they fall due. Discussions are being held regarding solutions, which may include a possible deferral of rentals or the return of some or all of the aircraft.

A second Brazilian lessee, who leases eight F100 aircraft representing 3.05% of the fleet by appraised value as of January 31, 2001, is currently paying 65% of its obligations as they fall due. It is in discussions with the Servicer regarding a possible restructuring of rental payments.

An Argentinian lessee of two B737-200A aircraft representing 0.30% of our portfolio by appraised value as of January 31, 2001, filed for protection from its creditors on May 17, 2001. The lessee is suffering significant competitive pressures and is also being impacted by the wider problems affecting the Argentinean economy. The servicer is currently in discussions with the lessee regarding a possible restructuring of its obligations.

At September 30, 2001, we leased ten aircraft, representing 6.57% of our portfolio by appraised value at January 31, 2001 to three Colombian lessees. Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

We lease six aircraft to one Colombian lessee, representing 5.10% of our portfolio by appraised value. On June 27, 2001, the Servicer signed a restructuring agreement with the lessee which agreement was conditional on the fulfillment of certain conditions precedent which have now been fulfilled. The secured notes, issued by the lessee as part of the restructuring, have been paid in full as at the date of this filing. Under the terms of the restructuring agreement, payments of the unsecured notes issued by the lessee are to be made over a seven year period. In addition, the lessee has agreed to extend the lease terms by 36 months in respect of one B757 aircraft and 30 months in respect of four MD-83 aircraft. However, the monthly lease rentals in respect of these aircraft have been reduced by 23% and 34%, respectively. The monthly lease rental in respect of a B767 aircraft has been reduced by 20%.

At September 30, 2001, we leased 23 aircraft, representing 11.77% of our portfolio by appraised value as of January 31, 2001 to operators in Asia and the Far East. In 1998 and 1999, the economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the US dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. Several airlines in the region rescheduled their aircraft purchase obligations, reduced headcount and eliminated certain routes.

In response to the attacks of September 11, 2001 and falling passenger numbers, many Asian airlines have reduced services. If Asia were to face a recession again, this would have a further adverse effect on the ability of our Asian lessees to meet their obligations under the leases.

Commercial Opportunities for our MD-11 Aircraft

We currently lease three MD-11 aircraft, representing 5.96% of our fleet by appraised value as of January 31, 2001, to a Latin American lessee. The leases had expiry dates between December 2001 and September 2002. The lessee has entered into a contract to extend the leases of two of the aircraft for 18 months from these dates. However, the monthly lease rentals in respect of these aircraft have been reduced by 38% with immediate effect. Because the market for these aircraft in their current passenger configuration is currently, and is expected to remain, very weak, we are examining all possibilities in respect of the remarketing of the other MD-11 aircraft, including, subject to the restrictions in our Indentures, the possibility of selling the aircraft or of converting it to a freighter aircraft. In addition, the lessee is currently in discussion with the Servicer regarding its obligations under the leases. The lessee is currently paying 10% of its obligations and a solution may include rental deferrals or the return of the aircraft.

The current market value of these aircraft is such that we would not be able to sell the aircraft at prices that would meet the indenture requirements. Conversion into freighter aircraft would involve substantial cash expenditures by us.

Administrative Agency and Cash Management Fees

As part of the ongoing review of costs and making efforts to maximize cashflows, the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have negotiated a reduction in the level of Administrative Agency and Cash Management Fees from the current annual level of $9.98 million to $6.25 million. This new level of fees will take effect on April 1, 2002.

Compliance with Governmental and Technical Regulation

The U.S. Federal Aviation Administration (the "FAA") issued an Airworthiness Directive ("AD") concerning insulation for the purpose of increasing fire safety on MD80 and MD-11 aircraft. At September 30, 2001, 29 aircraft representing 21.28% of the portfolio by appraised value as of January 31, 2001, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $15 million. The modification of 10 of the 29 aircraft is expected to be completed in the period to December 2001 at an estimated cost of approximately $5 million. The remaining 19 aircraft are expected to be modified in the period to December 2005.

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

At this time we do not know if or when the FAA may issue additional ADs in response to the terrorist attacks of September 11, 2001. To the extent that compliance with any such ADs is not the obligation of lessees under the leases, we may incur significant costs, which could impact adversely our results of operations.

Results of Operations - Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000.

Airplanes Group's results for the three months ended September 30, 2001 reflected a continuation of difficult trading conditions for certain of our lessees, along with an unfavourable market for some of our aircraft, in particular turboprop aircraft, certain older Stage 3 narrowbody aircraft and widebody aircraft, and increased levels of aircraft downtime. The events of September 11, 2001 as discussed above at "Recent Developments", have not had a marked impact on the results for these three months, but are expected to have a more significant adverse impact in future periods.

Overall, Airplanes Group generated $32 million in cash from operations in the three months to September 30, 2001 compared to $45 million in the same period of the previous year. The decrease in cash generated from operations in the three month period to September 30, 2001 is primarily attributable to a net increase in the level of receivables, as compared to the three months to September 2000 when there was a smaller increase in receivables and a net inflow of maintenance reserves compared to the three months ended September 30, 2000 when there was no net movement. There was also a reduction in lease revenues due to greater aircraft downtime and previous aircraft sales. This was partially offset by a cash receipt from General Electric Capital Corporation under the terms of the Tax Sharing Agreement (See Part II. Other Information -
Item 1). There was a net loss after taxation for the three months to September 30, 2001 of $115 million (Airplanes Limited: $103 million; Airplanes Trust: $12 million) compared to a net loss after taxation for the three months to September 30, 2000 of $88 million (Airplanes Limited: $80 million; Airplanes
Trust: $8 million). The increase in the net loss for the period was primarily attributable to interest being charged on additional accrued but unpaid class E note interest, a reduction in revenue due to aircraft downtime and an increase in provisions for bad debts and loss making leases.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended June 30, 2001 were $112 million (Airplanes Limited: $105 million; Airplanes Trust: $7 million) compared with $122 million (Airplanes Limited: $111 million; Airplanes Trust: $11 million) for the three months ended September 30, 2000. The decrease in 2001 was primarily attributable to a reduction in lease revenues due to a greater number of off lease aircraft during the three months ended September 30, 2001 and to the reduction in the number of aircraft on lease in the period to September 30, 2001 as a consequence of previous aircraft sales. At September 30, 2001, we had 182 of our 189 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 14 aircraft) compared to 193 of our 198 aircraft on lease (Airplanes Limited: 176 aircraft; Airplanes Trust: 17 aircraft) at September 30, 2000.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 2001 amounted to $41 million (Airplanes Limited: $38 million; Airplanes Trust: $3 million) which is comparable with $43 million (Airplanes
Limited: $38 million; Airplanes Trust: $5 million) for the comparative period in 2000.

Aircraft Sales

Aircraft sales revenues of $3 million (Airplanes Limited: $3 million, Airplanes
Trust: $Nil) in respect of the sale of one B737-200A aircraft were received in the three months to September 30, 2001. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million, Airplanes Trust: $Nil). There were no sales in the three months to September 30, 2000.

Net Interest Expense

Net interest expense was $142 million (Airplanes Limited: $129 million; Airplanes Trust: $13 million) in the three month period ended September 30, 2001 compared to $132 million (Airplanes Limited: $120 million; Airplanes
Trust: $12 million) in the three month period ended September 30, 2000. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $24 million, a net credit of $9 million relating to the sale of our swaption portfolio, and lower average debt and interest rates in the three months to September 30, 2001.

The weighted average interest rate on the class A - D notes during the three months to September 30, 2001 was 7.23% and the average debt in respect of the class A - D notes outstanding during the period was $2,809 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the class A - D notes during the three months to September 30, 2000 was 7.67% and the average debt in respect of the class A - D notes outstanding during the period was $3,006 million.

The difference for the three months ended September 30, 2001 in Airplanes Group's net interest expense of $142 million (Airplanes Limited: $129 million; Airplanes Trust: $13 million) and cash paid in respect of interest of $48 million (Airplanes Limited: $44 million; Airplanes Trust: $4 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 2001, Airplanes Group earned interest income (including lessee default interest) of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) compared with $4 million in the three months ended June 30, 2000 (Airplanes Limited: $4 million; Airplanes Trust: $Nil).

In the three month period ended September 30, 2001, we sold our options on interest rate swaps ("Swaptions"). The cash receipt for this transaction did not take place until early October. The receivable for this cash at September 30, 2001 is included in Other Assets. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 2001, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $6 million in respect of bad and doubtful debts (Airplanes Limited: $4 million; Airplanes Trust: $2 million) in the three months ended September 30, 2001, compared with an overall net charge of $2 million for the three months ended September 30, 2000 (Airplanes Limited:
$1 million; Airplanes Trust: $1 million). The net charge in the three months ended September 30, 2001 was primarily as a result of the increase in provisions required in respect of one Colombian lessee, and one Brazilian lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. In the three months to September 30, 2001, the significant "loss making" leases signed related to two MD-11 aircraft on lease to a Brazilian lessee; four MD83 aircraft on lease to a Colombian lessee; one B737-300 aircraft on lease to a European lessee; one B737-300 aircraft on lease to a US lessee and two DHC8 aircraft on lease to a Latin American lessee. Consequently, there was an overall net charge of $16 million (Airplanes Limited: $16 million; Airplanes Trust: $Nil) in respect of 'loss making' leases in the three months ended September 30, 2001, compared with the three month period to September 30, 2000, where there was an overall net charge of $4 million (Airplanes Limited: $4 million; Airplanes Trust:
$Nil).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended September 30, 2001 amounted to $16 million (Airplanes Limited: $14 million; Airplanes Trust: $2 million) compared to other lease costs of $22 million (Airplanes Limited: $20 million; Airplanes Trust: $2 million) in the three months to September 30, 2000. The decrease in lease costs during the three months to September 30, 2001 was as a result of a decrease in the number of aircraft delivered to new lessees during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period to September 30, 2001 amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil). This is a comparable expense to that incurred in the three months to September 30, 2000 of $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months to September 30, 2001 and the three months to September 30, 2000 include $6 million (Airplanes
Limited: $6 million; Airplanes Trust: $Nil) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 2001 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $2 million for the period to September 30, 2000.

Operating Loss

The operating loss for the three months ended September 30, 2001 was $117 million (Airplanes Limited: $104 million; Airplanes Trust: $13 million) compared with an operating loss of $89 million for the three months ended September 30, 2000 (Airplanes Limited: $80 million; Airplanes Trust: $9 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $2 million (Airplanes Limited: of $1 million; Airplanes Trust : $1 million) required in the three months to September 30, 2001, as compared with a tax credit of $1 million (Airplanes Limited: $Nil, Airplanes Trust: $1 million) for the three months ended September 30, 2000.

Net Loss

The net loss after taxation for the three months ended September 30, 2001 was $115 million (Airplanes Limited: $103 million; Airplanes Trust: $12 million) compared with a net loss after taxation for the three months ended September 30, 2000 of $88 million (Airplanes Limited: $80 million; Airplanes Trust: $8 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

In light of the terrorist attacks of September 11, 2001 in the United States, the various factors as discussed above at "Recent Developments", are causing a significant reduction in our cashflows.

 There was a net decrease in the cash balance of $15 million for the three months to September 30, 2001, compared with no movement in cash for the three months to September 30, 2000.

Liquidity

The cash balances at September 30, 2001 amounted to $143 million (Airplanes
Limited: $137 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2000 of $193 million (Airplanes Limited: $187 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2001 amounted to $32 million (Airplanes Limited: $27 million; Airplanes
Trust: $5 million) compared with $45 million in the three months ended September 30, 2000 (Airplanes Limited: $41 million; Airplanes Trust: $4 million). This includes cash paid in respect of interest of $48 million in the three months to September 30, 2001 (Airplanes Limited: $44 million; Airplanes
Trust: $4 million) compared with $61 million in the three months to September 30, 2000 (Airplanes Limited: $56 million; Airplanes Trust: $5 million). The decrease in cash provided by operating activities in the three month period to September 30, 2001 is primarily attributable to a reduction in the level of receivables and net inflows of maintenance reserves, offset somewhat by a greater number of off lease aircraft during the three months ended September 30, 2001 and a reduction in lease revenues due to prior aircraft sales.

Investing and Financing Activities

Cash flows used in investing activities in the three months to September 30, 2001 included the receipt of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil) in relation to the sale of one B737-200A aircraft. Cash provided by capital and sales type leases was $2 million in the three months ended September 30, 2000 (Airplanes Limited: $2 million; Airplanes Trust:
$Nil).

Cash flows used in financing activities in the three months to September 30, 2001 primarily reflect the repayment of $49 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $44 million; Airplanes Trust: $5 million) compared with $46 million of principal repaid on subclass A-6, class B and class C notes by Airplanes Group (Airplanes Limited:
$42 million; Airplanes Trust: $4 million) in the three months to September 30, 2000.

Indebtedness

Airplanes Group's indebtedness consisted of classes A-E notes in the amount of $3,364 million (Airplanes Limited: $3,065 million; Airplanes Trust: $299 million) at September 30, 2001 and $3,495 million (Airplanes Limited: $3,185 million; Airplanes Trust: $310 million) at September 30, 2000. Airplanes Group had $591 million class E notes outstanding at September 30, 2001 and September 30, 2000. In order to repay principal on the subclass A-8 notes on their expected maturity date, Airplanes Group will have to refinance such notes in the capital markets. In order to avoid stepped up interest costs, $700 million in subclass A-8 notes will have to be refinanced through the sale of further pass-through certificates by March 2003. There can be no assurance that the Trust will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Results of Operations - Six Months Ended September 30, 2001 Compared with Six Months Ended September 30, 2000.

Airplanes Group's results for the six months ended September 30, 2001 reflected a continuation of difficult trading conditions for certain of its lessees, along with an unfavourable market for some of its aircraft, in particular turboprop aircraft, certain older Stage 3 narrowbody aircraft and widebody aircraft, and increased levels of aircraft downtime. The events of September 11, 2001 as discussed earlier have not had a marked impact on the results for these six months, but are expected to have a more significant impact in future periods.

Overall, Airplanes Group generated $69 million in cash from operations in the six months to September 30, 2001 compared to $64 million in the same period of the previous year. The increase in cash generated from operations in the six month period to September 30, 2001 is primarily attributable to a net inflow of maintenance reserves compared to a net outflow in the six months ended September 30, 2000 and a reduction in cash paid on interest due to lower Libor rates. There was also a cash receipt from General Electric Capital Corporation under the terms of the Tax Sharing Agreement (see Part II. Other Information -
Item 1). This was offset by a reduction in lease revenues due to greater aircraft downtime, lower interest rates on floating rate leases and previous aircraft sales. There was a net loss after taxation for the six months to September 30, 2001 of $222 million (Airplanes Limited: $201 million; Airplanes
Trust: $21 million) compared to a net loss after taxation for the six months to September 30, 2000 of $176 million (Airplanes Limited: $160 million; Airplanes
Trust: $16 million). The increase in the net loss for the period was primarily attributable to interest being charged on additional accrued but unpaid class E note interest, increased provisions for loss making leases and bad debts and a reduction in revenue due to aircraft downtime and prior sales.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the six months ended September 30, 2001 were $226 million (Airplanes Limited: $209 million; Airplanes Trust:
$17 million) compared with $238 million (Airplanes Limited: $217 million; Airplanes Trust: $21 million) for the six months ended September 30, 2000. The decrease in 2001 was primarily attributable to a reduction in lease revenues due to a greater number of off lease aircraft during the six months ended September 30, 2001 and to the reduction in the number of aircraft on lease in the period to September 30, 2001 as a consequence of previous aircraft sales. At September 30, 2001, Airplanes Group had 182 of its 189 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 14 aircraft) compared to 193 of its 198 aircraft on lease (Airplanes Limited: 176 aircraft; Airplanes Trust:
17 aircraft) at September 30, 2000.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 2001 amounted to $83 million (Airplanes Limited: $76 million; Airplanes
Trust: $7 million) which is comparable with $86 million (Airplanes Limited: $77 million; Airplanes Trust: $9 million) for the comparative period in 2000.

Aircraft Sales

Sales revenues of $3 million (Airplanes Limited: $3 million; Airplanes Trust; $Nil) in respect of the sale of one B737-200A was received in the six months ended September 30, 2001. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million, Airplanes Trust $Nil) in the six months ended September 30, 2001. Sales revenues of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) in respect of the sale of the airframe from an A300 aircraft were received in the six months ended September 30, 2000. The net book value of the aircraft sold was $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) in the period ended September 30, 2000.

Net Interest Expense

Net interest expense was $294 million (Airplanes Limited: $267 million; Airplanes Trust: $27 million) in the six month period ended September 30, 2001 compared to $259 million (Airplanes Limited: $235 million; Airplanes Trust: $24 million) in the six month period ended September 30, 2000. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $50 million, a gain on the sale of Swaptions of $9 million and lower average debt and interest rates in the six months to September 30, 2001.

The weighted average interest rate on the class A - D notes during the six months to September 30, 2001 was 7.32% and the average debt in respect of the class A - D notes outstanding during the period was $2,838 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the class A - D notes during the six months to September 30, 2000 was 7.56% and the average debt in respect of the class A - D notes outstanding during the period was $3,022 million.

The difference for the six months ended September 30, 2001 in Airplanes Group's net interest expense of $294 million (Airplanes Limited: $267 million; Airplanes Trust: $27 million) and cash paid in respect of interest of $103 million (Airplanes Limited: $94 million; Airplanes Trust: $9 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 2001, Airplanes Group earned interest income (including lessee default interest) of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) compared with $8 million in the six months ended September 30, 2000 (Airplanes Limited: $8 million; Airplanes Trust: $Nil).

In the three months ended September 30, 2001, we sold all our options on interest rate swaps ("Swaptions"). The cash receipt for this transaction did not take place until early October. The receivable for this cash at September 30, 2001 is included in Other Assets. (See Item 3. Quantitative and Qualitative Disclosures about Market Risks).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 2001, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $3 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes
Trust: $1 million) in the six months ended September 30, 2001, compared with a net charge of $7 million for the six months ended September 30, 2000 (Airplanes
Limited: $5 million; Airplanes Trust: $2 million). The net charge in the six months ended September 30, 2001 was primarily as a result of provisions required in respect of two Colombian lessees, one Brazilian lessee and one US lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive. In the six months to September 30, 2001, the significant "loss making" leases signed related to two MD11 aircraft on lease to a Brazilian lessee; four MD83 aircraft on lease to a Colombian lessee; three B737-300 aircraft on lease to two European lessees; a B757-200 aircraft on lease to a different European lessee; one B737-300 aircraft on lease to a US lessee and two DHC8 aircraft on lease to a Latin American lessee. Consequently, there was an overall net charge of $15 million (Airplanes Limited: $15 million; Airplanes Trust: $Nil) in respect of 'loss making' leases in the six months ended September 30, 2001, compared with the six month period to September 30, 2000, where there was a net charge of $7 million (Airplanes Limited: $7 million; Airplanes Trust: $Nil).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the six months ended September 30, 2001 amounted to $39 million (Airplanes Limited: $36 million; Airplanes Trust: $3 million) compared to other lease costs of $41 million (Airplanes Limited: $39 million; Airplanes Trust: $2 million) in the six months to September 30, 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period to September 30, 2001 amounted to $17 million (Airplanes Limited: $16 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the six months to September 30, 2000 of $17 million (Airplanes Limited: $16 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the six months to September 30, 2001 and the six months to September 30, 2000 include $12 million (Airplanes Limited:
$11 million; Airplanes Trust: $1 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period to September 30, 2001 was $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $5 million for the period to September 30, 2000.

Operating Loss

The operating loss for the six months ended September 30, 2001 was $225 million (Airplanes Limited: $203 million; Airplanes Trust: $22 million) compared with an operating loss of $179 million for the six months ended September 30, 2000 (Airplanes Limited: $162 million; Airplanes Trust: $17 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax credit of $3 million (Airplanes Limited: $2 million; Airplanes
Trust: $1 million) in the six months to September 30, 2001, as compared with a tax credit of $3 million (Airplanes Limited: $2 million, Airplanes Trust: $1 million) for the six months ended September 30, 2000.

Net Loss

The net loss after taxation for the six months ended September 30, 2001 was $222 million (Airplanes Limited: $201 million; Airplanes Trust: $21 million) compared with a net loss after taxation for the six months ended September 30, 2000 of $176 million (Airplanes Limited: $160 million; Airplanes Trust: $16 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

In light of the terrorist attacks of September 11, 2001 in the United States, the various factors as discussed above at "Recent Developments", are causing a significant reduction in our cashflows.

There was a net decrease in the cash balance of $54 million for the six months to September 30, 2001, compared with a net decrease in cash of $10 million for the six months to September 30, 2000.

The decrease in the six months to September 30, 2001 is primarily as a result of the $40 million reduction in the liquidity reserve on April 17, 2001.

Liquidity

The cash balances at September 30, 2001 amounted to $143 million (Airplanes
Limited: $137 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2000 of $193 million (Airplanes Limited: $187 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 2001 amounted to $69 million (Airplanes Limited: $57 million; Airplanes Trust:
$12 million) compared with $64 million in the six months ended September 30, 2000 (Airplanes Limited: $57 million; Airplanes Trust: $7 million). This includes cash paid in respect of interest of $103 million in the six months to September 30, 2001 (Airplanes Limited: $94 million; Airplanes Trust: $9 million) compared with $114 million in the six months to September 30, 2000 (Airplanes Limited: $104 million; Airplanes Trust: $10 million). The increase in cash provided by operating activities in the six month period to September 30, 2001 is primarily attributable to net inflows of maintenance reserves and reduced cash payments for interest, offset somewhat by a greater number of off lease aircraft during the six months ended September 30, 2001 and a reduction in lease revenues due to prior aircraft sales and lower interest rates.

Investing and Financing Activities

Cash flows used in investing activities in the six months to September 30, 2001 reflect the cash provided by capital and sales type leases which was $7 million, which included the final bullet payments under six leases (Airplanes
Limited: $7 million; Airplanes Trust: $Nil) as compared with $2 million in the six months ended September 30, 2000 (Airplanes Limited: $2 million; Airplanes
Trust: $Nil).

The six months to September 30, 2001 also included receipt of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil) in relation to the sale of one B737-200A aircraft. In the six months ended September 30, 2000, Airplanes Group also received sales proceeds of $1 million (Airplanes Limited:
$1 million, Airplanes Trust $Nil).

Cash flows used in financing activities in the six months to September 30, 2001 primarily reflect the repayment of $132 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $120 million; Airplanes Trust: $12 million) compared with $77 million of principal repaid on subclass A-6, class B and class C notes by Airplanes Group (Airplanes Limited:
$70 million; Airplanes Trust: $7 million) in the six months to September 30, 2000.

The increase in principal repayments in the six months ended September 30, 2001 as compared to the six months ended September 30, 2000, is due to an increase in cash provided by operating activities as discussed above and by the release of $40 million of the liquidity reserve on April 17, 2001.

Indebtedness

Airplanes Group's indebtedness consisted of class A-E notes in the amount of $3,364 million (Airplanes Limited: $3,065 million; Airplanes Trust: $299 million) at September 30, 2001 and $3,495 million (Airplanes Limited: $3,185 million; Airplanes Trust: $310 million) at September 30, 2000. Airplanes Group had $591 million class E notes outstanding at September 30, 2001 and September 30, 2000. In order to repay principal on the subclass A-8 notes on their expected maturity date, Airplanes Group will have to refinance such notes in the capital markets. In order to avoid stepped up interest costs, $700 million in subclass A-8 notes will have to be refinanced through the sale of further pass-through certificates by March 2003. There can be no assurance that we will be able to sell further pass-through certificates in the amounts and at the times required and any failure to do so may have the impact of increasing Airplanes Group's borrowing costs.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Three Month Period from July 11, 2001 to October 15, 2001.

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

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months dated August 15, 2001, September 17, 2001 and October 15, 2001. The financial data in these reports includes cash receipts from July 11, 2001 (first day of the Calculation Period for the August 2001 Report) up to October 9, 2001 (last day of the Calculation Period for the October 2001 Report). Page 40 presents the cumulative cashflow information from March 2001 to the October 2001 Payment Date. This report, however, limits its commentary to the Three Month Period.

In light of the terrorist attacks of September 11, 2001 in the United States, as discussed above at "Recent Developments", and in particular the effects that these terrorist attacks and associated military action by the United States and its allies may have for the aviation industry, we do not expect that the results of Airplanes Group for the Three Month Period will in the short term, be indicative of the future cashflow performance. As a consequence of these adverse economic, political and trading conditions, we expect to perform behind the 2001 Base Case assumptions as set forth in the Airplanes Group Offering Memorandum dated March 8, 2001.

The March 8, 2001 Airplanes Group Offering Memorandum (the "Offering Memorandum") for the 2001 Refinancing Certificates contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 Base Case"). These assumptions were developed prior to the events of September 11, 2001 and the subsequent long term effects that these events may have on the global economics of the world and in particular the aviation industry are not yet quantifiable. Future performance can, however, be expected to be worse than certain assumptions contained in the Offering Memorandum including those relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults. The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page 39.

Cash Collections

"Total Cash Collections" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $98.3 million in Total Cash Collections, $4.6 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 38).

[2]    Renegotiated Leases

       "Renegotiated Leases" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $3.1m, as compared to $Nil assumed in the 2001 Base Case. This related to renegotiations with two lessees.

 [3]   Rental Resets Including Interest Rate Adjustments for Floating Rate
       Leases

       "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different to those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. Rental Resets amounted to $4.5 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[5]    Contracted Lease Rentals

       "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Three Month Period, Contracted Lease Rentals were $97.6 million, which was $7.6 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]    Movement in Current Arrears Balance

       "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net increase of $6.3 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This increase was primarily due to an increase in receivables in respect of one Brazilian and one US lessee.

       Net Stress-Related Costs

       "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.5% of the 2001 Base Case Lease Rentals in the Three Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.5% of the 2001 Base Case Lease Rentals. For the Three Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $1.3 million (1.2% of Lease Rentals) compared to $5.8 million outflow assumed in the 2001 Base Case, a variance of $4.5 million that is due to the five factors described in items [8] to [12] below.

[8]    Bad Debts

       "Bad Debts" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Three Month Period, $1.1 million less than the 2001 Base Case assumption of $1.1 million (1.0% of Lease Rentals).

[9]    Deferred Arrears Balance

       "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.6 million in accordance with these restructurings. Payments totaling $0.5 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10]   Aircraft on Ground ("AOG")

       "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease and non-revenue earning. Airplanes Group had nine aircraft AOG at various different times during the Three Month Period and at September 30, 2001, seven aircraft were AOG, 1 of which is subject to a lease contract. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $1.7 million (1.6% of Lease Rentals), as compared to $4.4 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11]   Other Leasing Income

       "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, Other Leasing Income amounted to $0.1 million, as compared to $Nil assumed under the 2001 Base Case.

[12]   Repossession Costs

       "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Three Month Period, Repossession Costs amounted to $0.3 million on the return of one B737-300 aircraft from Balkan Bulgarian Airlines, as compared to $0.8 million assumed under the 2001 Base Case.

[14]   Net Lease Rentals

       "Net Lease Rentals" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rentals amounted to $90 million, $9.4 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15]   Interest Earned

       "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, interest earned amounted to $1.4 million, $0.3 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 3.4% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]   Aircraft Sales

       Aircraft sales proceeds totalling $2.5 million were received in the Three Month Period in respect of the sale of one B727-200A aircraft not anticipated in the 2001 Base Case until April 2003.

       Aircraft sales proceeds totalling $1.8 million are assumed in the Three Month Period under the 2001 Base Case in respect of the sale of two B737-200A aircraft (final bullet payments on finance lease), the proceeds of which were actually received in a prior period.

[17]   Net Maintenance

       "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $0.1 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular three month reporting period, maintenance revenue will exactly equal maintenance expenses.

[18]  Other Receipts

       As set out in Part II. Other information - Item 1 - Other Matters, Aero USA Inc. and Aero USA 3 Inc. file United States federal consolidated tax returns and certain state and local tax returns with General Electric Capital Corporation. $4.3 million was received from General Electric Capital Corporation during the Three Month Period as compensation under a Tax Sharing Agreement due to the utilisation by General Electric Capital Corporation of tax losses of Airplanes Group's US companies for the year ended December 31, 2000.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $13.1 million compared to $13.7 million assumed in the 2001 Base Case, a positive variance of $0.6 million. A number of offsetting factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]   Re-Leasing and Other Overhead Costs

       "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $3.7 million (or 3.5% of Lease Rentals) compared to $5.3 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

       Actual Re-Leasing and Other Overhead Costs were lower than the 2001 Base Case assumption primarily due to lower than assumed transition costs on aircraft delivering to new lessees and lower payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

       SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21]   Aircraft Servicer Fees

       The "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.6 million, $0.4 million less than that assumed in the 2001 Base Case.

       Aircraft Servicer Fees consist of:

                                                                     $mm
                                                                     ---
       Retainer Fee..................................................5.6
       Minimum Incentive Fee.........................................0.0
       Core Cashflow/Sales Incentive Fee.............................0.0
                                                                     ---
       Total Aircraft Servicer Fee...................................5.6
                                                                     ===

       The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]   Other Servicer Fees and Other Overheads

       "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $3.8 million, $1.4 million more than an assumed expense of $2.4 million in the 2001 Base Case.

[30]   Interest Payments

       In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $39.4 million which is $8.4 million lower than the 2001 Base Case. The variance reflects lower actual amounts outstanding on the subclass A-6 notes than assumed under the 2001 Base Case and a lower than expected level of average interest rates. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate was 3.4%.

       In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31]  Swap and Swaption Cashflows

       Airplanes Group's net swap payments during the Three Month Period, were $6.3 million higher than the $3.6 million assumed in the 2001 Base Case due to a lower than anticipated level of interest rates. Net Swap Payments during the period include the receipt of $11.4 million on the sale of Airplanes Group Swaption Portfolio therefore giving rise to a positive overall variance of $5.1 million.

[33]   Principal Payments

       In the seven month period from March 10, 2001 to October 15, 2001, total principal payments amounted to $149 million, (comprising of $139 million on the class A notes and $10 million on the class B notes), $14.1 million more than assumed in the 2001 Base Case. The breakdown of the $14.1 million variance is set out on page 40. In the Three Month Period, total principal payments amounted to $44.4 million, (comprising of $40.0 million on the class A notes and $4.4 million on the class B notes), $6.6 million more than assumed in the 2001 Base Case. The breakdown of the $6.6 million variance is set out on page 39.

       Applying the declining value assumptions to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,308.8 million at October 15, 2001. Our portfolio is appraised annually and the most recent appraisal dated January 31, 2001 valued the current portfolio at $3,124 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,993.7 million at October 15, 2001.

       As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amounts in April and May 1998 and from February 1999 to October 2001. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, some of the scheduled principal payments on the class C and D notes have been deferred on some payment dates during these periods. In particular, an adverse movement in cashflow performance in the eighteen month period since the April 2000 Payment Date which arose due to some of the factors described above and in Airplanes Group's Form 10-K for the financial year to March 31, 2001, together with the cumulative decline in appraised values to date, resulted in available cashflows not being sufficient to pay all of the class A principal adjustment amounts in the eighteen month period. As a result, no payments of the class C and D scheduled principal amounts were made in that eighteen month period. Consequently, total deferrals of class C and class D scheduled principal amounts amounted to $24.8 million and $12.5 million respectively as of October 15, 2001. The class E minimum interest amount has also been suspended since April 2000. The principal adjustment amount outstanding on the class A notes was $1.2 million as of October 15, 2001.

       In light of the terrorist attacks of September 11, 2001, in the United States, as discussed above at "Recent Developments", there is likely to be a reduction in the value of our aircraft in the longer term. These factors are also causing a significant reduction in our cashflows which are likely to adversely affect our ability to make payments on the notes, including the timing of principal and interest payments, and will cause the further redirection of available cashflows towards the senior note classes, both in the near term, and possibly also in the longer term. Accordingly, payments of the class C and D scheduled principal amounts will continue to be deferred and the current suspension of payments of the class E minimum interest amount will also continue.

Note                 Report Line Name                      Description
----                 ----------------                      -----------
                     CASH COLLECTIONS
[1]                  Lease Rentals........................ Assumptions as per the 2001 Base Case
[2]                  - Renegotiated Leases................ Change in contracted rental cash flow caused by a renegotiated lease
[3]                  - Rental Resets...................... Re-leasing events where new lease rate deviated from the 2001
                                                           Base Case
[4]                  - Other.............................
[5]  S [1]...[4]       Contracted Lease Rentals..........  Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                  Movement in Current Arrears Balance.  Current Contracted Lease Rentals not received as at the latest
                                                           Calculation Date, excluding Bad Debts
[7]                  Less Net Stress related Costs
[8]                  - Bad Debts.........................  Arrears owed by former lessees and deemed irrecoverable
[9]                  - Deferred Arrears Balance..........  Current arrears that have been capitalised and restructured as a
                                                           Note Payable
[10]                 - AOG...............................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                 - Other Leasing Income..............  Includes lease termination payments, rental guarantees and late payments charges
[12]                 - Repossession......................  Legal and technical costs incurred in repossessing aircraft.
[13] S [8]...[12]      Sub-total
[14] [5]+[6]+[13]    Net Lease Rentals...................  Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress related costs
[15]                 Interest Earned.....................  Interest earned on monthly cash balances
[16]                 Aircraft Sales......................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                 Net Maintenance.....................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                 Other Receipts......................
[19] S [14]...[18]   Total Cash Collections..............  Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

                     CASH EXPENSES
                     Aircraft Operating Expenses.........  All operational costs related to the leasing of aircraft.
[20]                 - Releasing and Other Overheads.....  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                     SG&A Expenses
[21]                 Aircraft Servicer Fees..............  Monthly and annual fees paid to servicer
                     - Retainer Fee......................  Fixed amount per month per aircraft
                     - Minimum Incentive Fee.............  Minimum annual fee paid to servicer for performance above an annually agreed target.
                     - Core Cashflow/Sales Incentive Fee.  Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]            Sub-total
[23]                 Other Servicer Fees and Other         Administrative Agent, trustee and professional fees paid to
                     Overheads...........................  other service providers and other overheads
[24]  [22]+[23]      Sub-total
[25]  [20]+[24]      Total Cash Expenses.................  Aircraft Operating Expenses + SG&A Expenses

                     NET CASH COLLECTIONS
[26]  [19]           Total Cash Collections..............  Line 19 above
[27]  [25]           Total Cash Expenses.................  Line 25 above
[28]                 Movement in Expense Account.........  Relates to reduction in accrued expense amounts
[29]                 Reduction in Liquidity Reserve......  Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[30]                 Interest Payments...................  Interest paid on all outstanding debt
[31]                 Swap payments                         Net swap payments (paid)/received
[32] S [26]...[31]   Total

[33]                 Principal payments                    Principal payments on debt

                   Airplanes Cash Flow Performance for the Period from July 11, 2001 to October 15, 2001 (3 Months)
                                   Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                  % of Lease Rentals under
                                                                                       the 2001 Base Case
                                                                 2001                        2001
                                                                 ----                        ----
                                                Actual   Base Case   Variance      Actual   Base Case   Variance
                                                ------   ---------   --------      ------   ---------   --------
              CASH COLLECTIONS                      $M          $M         $M
1             Lease Rentals                      105.2       105.2        0.0       100.0%      100.0%       0.0%
2              -  Renegotiated Leases             (3.1)        0.0       (3.1)       (2.9%)       0.0%      (2.9%)
3              -  Rental Resets                   (4.5)        0.0       (4.5)       (4.3%)       0.0%      (4.3%)
4              -  Other                            0.0         0.0        0.0         0.0%        0.0%       0.0%
                                                   ---         ---        ---         ---         ---

5     S 1 - 4 Contracted Lease Rentals            97.6       105.2       (7.6)       92.8%      100.0%      (7.2%)
6             Movement in Current Arrears
              Balance                             (6.3)        0.0       (6.3)       (6.0%)       0.0%      (6.0%)
7             less Net Stress Related Costs
8              -  Bad Debts                        0.0        (1.1)       1.1         0.0%       (1.0%)      1.0%
9              -  Deferred Arrears Balance         0.6         0.5        0.1         0.6%        0.5%       0.1%
10             -  AOG                             (1.7)       (4.4)       2.7        (1.6%)      (4.2%)      2.6%
11             -  Other Leasing Income             0.1         0.0        0.1         0.1%        0.0%       0.1%
12             -  Repossession                    (0.3)       (0.8)       0.5        (0.3%)      (0.8%)     (0.5%)
                                                   ---         ---        ---         ---         ---
13   S 8 - 12 Sub-total                           (1.3)       (5.8)       4.5        (1.2%)      (5.5%)      4.3%
14   5+6+13   Net Lease Rental                    90.0        99.4       (9.4)       85.6%       94.5%      (8.9%)
15            Interest Earned                      1.4         1.7       (0.3)        1.3%        1.6%      (0.3%)
16            Aircraft Sales                       2.5         1.8        0.7         2.4%        1.7%       0.7%
17            Net Maintenance                      0.1         0.0        0.1         0.1%        0.0%       0.1%
18            Other Receipts                       4.3         0.0        4.3         4.1%        0.0%       4.1%
                                                   ---         ---        ---         ---         ---        ---
19  S 14 - 18 Total Cash Collections              98.3       102.9       (4.6)       93.4%       97.8%      (4.4%)
                                                  ====       =====        ===        ====        ====        ===

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads  (3.7)       (5.3)       1.6        (3.5%)       5.0%)      1.5%

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                    (5.6)       (5.6)       0.0        (5.3%)      (5.3%)      0.0%
               -  Minimum Incentive Fee            0.0        (0.4)       0.4         0.0%       (0.4%)      0.4%
               -  Core Cashflow/Sales Incentive
                  Fee                              0.0         0.0        0.0         0.0%        0.0%       0.0%
                                                   ---         ---        ---         ---         ---        ---
22      21    Sub-total                           (5.6)       (6.0)       0.4        (5.3%)      (5.7%)      0.4%
23            Other Servicer Fees and Other
              Overheads                           (3.8)       (2.4)      (1.4)       (3.6%)      (2.3%)     (1.3%)
                                                   ---         ---        ---         ---         ---        ---
24     22+23  Sub-total                           (9.4)       (8.4)      (1.0)       (8.9%)      (8.0%)     (1.0%)
                                                   ---        ----        ---         ---         ---        ---
25     24+20  Total Cash Expenses                (13.1)      (13.7)       0.6       (12.5%)     (13.0%)      0.6%
                                                 =====        ====        ===        ====        ====        ===

              NET CASH COLLECTIONS
26      19    Total Cash Collections              98.3       102.9       (4.6)       93.4%       97.8%      (4.4%)
27      25    Total Cash Expenses                (13.1)      (13.7)       0.6       (12.5%)     (13.0%)      0.6%
28            Movement in Expense Account         (2.9)        0.0       (2.9)       (2.8%)       0.0%      (2.8%)
29            Reduction in Liquidity Reserve       0.0         0.0        0.0         0.0%        0.0%       0.0%
30            Interest Payments                  (39.4)      (47.8)       8.4       (37.5%)     (45.4%)      8.0%
31            Swap Payments                        1.5        (3.6)       5.1         1.4%       (3.4%)      4.8%
                                                  ----         ---        ---         ---         ---        ---
32  S 26 - 31 TOTAL                               44.4        37.8        6.6        42.2%       35.9%       6.3%
                                                  ====        ====        ===        ====        ====        ===

33            PRINCIPAL PAYMENTS
              Subclass A-6                        40.0        33.2        6.8        38.0%       31.6%       6.5%
              Class B                              4.4         4.6       (0.2)        4.2%        4.4%      (0.2%)
                                                  ----         ---        ---         ---         ---        ---
              Total                               44.4        37.8        6.6        42.2%       35.9%       6.3%
                                                  ====        ====        ===        ====        ====        ===

              Debt Balances at October 15, 2001
              Subclass A-6                       306.4       320.2
              Subclass A-8                       700.0       700.0
              Subclass A-9                       750.0       750.0
              Class B                            268.3       268.6
              Class C                            349.8       349.8
              Class D                            395.1       395.1
                                                 -----       -----
                                               2,769.6     2,783.7
                                               =======     =======

               Airplanes Cash Flow Performance for the Period from March 10, 2001 to October 15, 2001 (7 Months)
                                Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                  % of Lease Rentals under
                                                                                       the 2001 Base Case
                                                                 2001                        2001
                                                                 ----                        ----
                                                Actual   Base Case   Variance      Actual   Base Case   Variance
                                                ------   ---------   --------      ------   ---------   --------
              CASH COLLECTIONS                      $M          $M         $M
1             Lease Rentals                      249.3       249.3        0.0       100.0%      100.0%       0.0%
2              -  Renegotiated Leases             (5.0)        0.0       (5.0)       (2.0%)       0.0%      (2.0%)
3              -  Rental Resets                   (9.0)        0.0       (9.0)       (3.6%)       0.0%      (3.6%)
4              -  Other                            0.0         0.0        0.0%        0.0%        0.0%       0.0%
                                                   ---         ---        ---         ---         ---        ---

5     S 1 - 4 Contracted Lease Rentals           235.3       249.3      (14.0)       94.4%      100.0%      (5.6%)
6             Movement in Current Arrears          4.7         0.0        4.7         1.9%        0.0%       1.9%
              Balance
7             less Net Stress Related Costs
8              -  Bad Debts                       (2.7)       (2.5)      (0.2)       (1.1%)      (1.0%)     (0.1%)
9              -  Deferred Arrears Balance         2.5         1.5        1.0         1.0%        0.6%       0.4%
10             -  AOG                             (4.7)      (10.5)       5.8        (1.9%)      (4.2%)      2.4%
11             -  Other Leasing Income             0.9         0.0        0.9         0.4%        0.0%       0.4%
12             -  Repossession                    (2.1)       (2.0)      (0.1)       (0.8%)      (0.8%)     (0.0%)
                                                 -----       -----        ---         ---         ---        ---
13   S 8 - 12 Sub-total                           (6.1)      (13.5)       7.4        (2.5%)      (5.4%)      3.0%
14   5+6+13   Net Lease Rental                   233.9       235.8       (1.9)       93.8%       94.6%      (0.7%)
15            Interest Earned                      4.1         4.2       (0.1)        1.6%        1.7%      (0.0%)
16            Aircraft Sales                       9.7         8.8        0.9         3.9%        3.5%       0.4%
17            Net Maintenance                      3.7         0.0        3.7         1.5%        0.0%       1.5%
18            Other Receipts                       4.3         0.0        4.3         1.7%        0.0%       1.7%
                                                   ---         ---        ---         ---         ---        ---
19  S 14 - 18 Total Cash Collections             255.7       248.8        6.9       102.6%       99.8%       2.8%
                                                 =====       =====        ===       =====        ====        ===

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads  (9.6)      (12.5)       2.9        (3.8%)      (5.0%)      1.2%

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                   (12.9)      (13.1)       0.2        (5.2%)      (5.3%)      0.1%
               -  Minimum Incentive Fee           (1.5)       (0.9)      (0.6)       (0.6%)      (0.4%)     (0.3%)
               -  Core Cashflow/Sales Incentive   (0.2)        0.0       (0.2)       (0.1%)       0.0%      (0.1%)
                                                   ---         ---        ---         ---         ---        ---
                  Fee
22      21    Sub-total                          (14.6)      (14.0)      (0.6)       (5.8%)      (5.6%)     (0.2%)
23            Other Servicer Fees and Other       (6.6)       (5.5)      (1.1)       (2.7%)      (2.2%)     (0.5%)
                                                  ----         ---        ---         ---         ---        ---
              Overheads
24     22+23  Sub-total                          (21.2)      (19.5)      (1.7)       (8.5%)      (7.8%)     (0.7%)
                                                  ----        ----        ---         ---         ---        ---

25     24+20  Total Cash Expenses                (30.8)      (32.0)       1.2       (12.3%)     (12.9%)      0.5%
                                                  ====        ====        ===        ====        ====        ===

              NET CASH COLLECTIONS
26      19    Total Cash Collections             255.7       248.8        6.9       102.6%       99.8%       2.8%
27      25    Total Cash Expenses                (30.8)      (32.0)       1.2       (12.3%)     (12.9%)      0.5%
28            Movement in Expense Account         (7.5)        0.0       (7.5)       (3.0%)       0.0%      (3.0%)
29            Reduction in Liquidity Reserve      40.0        40.0        0.0        16.0%       16.0%      (0.0%)
30            Interest Payments                  (99.9)     (112.6)      12.7       (40.1%)     (45.1%)      5.1%
5.1%          Swap Payments                       (8.5)       (9.3)       0.8        (3.4%)      (3.7%)      0.2%
                                                   ---       -----        ---         ---         ---        ---
32  S 26 - 31 TOTAL                              149.0       134.9       14.1        59.8%       54.2%       5.6%
                                                 =====       =====       ====        ====        ====        ===

33            PRINCIPAL PAYMENTS
              Subclass A-6                       139.0       125.2       13.8        55.8%       50.2%       5.5%
              Class B                             10.0         9.7        0.3         4.0%        3.9%       0.1%
                                                  ----         ---        ---         ---         ---        ---
              Total                              149.0       134.9       14.1        59.8%       54.1%       5.6%
                                                 =====       =====       ====        ====        ====        ===

              Debt Balances at October 15, 2001
              Subclass A-6                       306.4       320.2     (13.8)
              Subclass A-8                       700.0       700.0        0.0
              Subclass A-9                       750.0       750.0        0.0
              Class B                            268.3       268.6       (0.3)
              Class C                            349.8       349.8        0.0
              Class D                            395.1       395.1        0.0
                                                 -----       -----        ---
                                               2,769.6     2,783.7      (14.1)
                                               =======     =======       ====

                                                      Mar-01                                2001
                                                     Closing          Actual           Base Case
                                                     -------          ------           ---------
                                                          $m              $m                  $m
      Net Cash Collections                                             149.0               134.9

      Add Back Interest and Swap Payments                              108.4               121.9
                                                                       -----               -----

  a   Net Cash Collections                                             257.4               256.8
      (excl. interest and swap payments)                               =====               =====
  b   Swaps                                                              8.6                 9.3
  c   Class A Interest                                                  50.2                61.1
  d   Class A Minimum                                                    0.0                 0.0
  e   Class B Interest                                                   8.1                 9.7
  f   Class B Minimum                                                   10.0                 9.7
  g   Class C Interest                                                  16.6                16.6
  h   Class D Interest                                                  25.1                25.1
  i   Class A Principal Adjustment                                     139.0               125.2
  i   Class C Scheduled                                                  0.0                 0.0
  k   Class D Scheduled                                                  0.0                 0.0
  l   Permitted Aircraft Modifications                                   0.0                 0.0
  m   Step-up Interest                                                   0.0                 0.0
  n   Class E Minimum Interest                                           0.0                 0.0
  o   Class B Supplemental                                               0.0                 0.0
  p   Class A Supplemental                                               0.0                 0.0
                                                                         ---                 ---
      Total                                                            257.4               256.8
                                                                       =====               =====

 [1]  Interest Coverage Ratio
      Class A                                                            4.4                 3.6  = a/(b+c)
      Class B                                                            3.9                 3.2  = a/(b+c+d+e)
      Class C                                                            2.8                 2.4  = a/(b+c+d+e+f+g)
      Class D                                                            2.2                 2.0  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                            4.4                 3.6  = a/(b+c+d)
      Class B                                                            3.4                 2.9  = a/(b+c+d+e+f)
      Class C                                                            1.0                 1.0  = a/(b+c+d+e+f+g+h+ i+j)
      Class D                                                            1.0                 1.O  = a/(b+c+d+e+f+g+h+i+j+k)

      Loan to Value Ratios (in US dollars)
 [3]  Expected Portfolio Value
 [4]  Adjusted Portfolio Value                       3,108.6         2,993.7             2,996.8
      Liquidity Reserve Amount
      Of which - Cash                                  156.9           112.5               116.0
               - Accrued Expenses                       12.6            12.0                 0.0
                                                        ----            ----                 ---
      Subtotal                                         169.5           124.5               116.0
      Less Lessee Security Deposits                     36.9            32.5                36.0
                                                        ----            ----                ----
      Subtotal                                         132.6            92.0                80.0
                                                       -----            ----                ----
 [5]  Total Asset Value                              3,241.2         3,085.7             3,076.8
                                                     =======         =======             =======

          Note Balances as at:                  March 15, 2001      October 15, 2001   October 15, 2001
          --------------------                  --------------      ----------------   ----------------
      Class A                                        1,895.4  58.5%   1,756.4  56.9%      1,770.2  57.5%
      Class B                                          278.3  67.1%     268.3  65.6%        268.6  66.3%
      Class C                                          349.8  77.9%     349.8  77.0%        349.8  77.6%
      Class D                                          395.1  90.0%     395.1  89.8%        395.1  90.5%
                                                       -----            -----              -----
                                                     2,918.6          2,769.6            2,783.7
                                                     =======          =======            =======

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

The terms of each subclass of notes, including the outstanding principal amount as of September 30, 2001 and estimated fair value as of August 31, 2001, are as follows:

                    Annual Interest                                                                   Estimated
                          Rate           Principal Amount    *Expected Final             Final       Fair Value at
Subclass of Notes   (Payable Monthly)     at quarter end     Payment Date          Maturity Date    August 31, 2001
-----------------   -----------------     --------------     -------------         -------------    ---------------
                                           $ Millions                                                $ Millions

Subclass A-6        (LIBOR+.34%)                322          January 15, 2004      March 15, 2019         322
Subclass A-8        (LIBOR+.375%)               700          March 15, 2003        March 15, 2019         700
Subclass A-9        (LIBOR+ .55%)               750          November 15, 2008     March 15, 2019         750
Class B             (LIBOR+.75%)                269          March 15, 2009        March 15, 2019         265
Class C             (8.15%)                     350          December 15, 2013     March 15, 2019         342
Class D             (10.875%)                   395          February 15, 2017     March 15, 2019        257
                                              -----                                                     -----
                                              2,786                                                     2,636
                                              =====                                                     =====

* Per 2001 Offering Memorandum

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A-D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The class A and B notes bear floating rates of interest and the class C and D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the class A and B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 2001, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $1,900 million. The aggregate notional principal of these Swaps will be reduced to $1,460 million by the end of the fiscal year ended March 31, 2002. These Swaps will be further reduced to an aggregate notional principal balance of $825 million by the year ended March 31, 2003, to an aggregate notional principal balance of $405 million by the year ended March 31, 2004 and to an aggregate notional principal balance of $95 million by March 31, 2005. None of the Swaps have maturity dates extending beyond February 2006. The aggregate estimated fair market value of the Swaps at September 30, 2001 was $(64.7) million, that is the Swaps were "out-of-the-money", such that if sold, it would result in a loss as detailed below:

Airplanes Group Swap Book at September 30, 2001

                Notional                          Final        Fixed            Estimated Fair
        Swap    Amount (i)        Effective      Maturity      Rate              Market Value
         No.   ($Millions)          Date           Date     Payable (ii)    as at September 30, 2001
        ----   -----------          ----           ----     ------------    ------------------------
          1        55            31-May-01     15-Dec-01      3.9350%               (120,999)
          2       120            29-Jun-01     15-Jan-02      3.6625%               (293,688)
          3       120            30-Jul-01     15-Jan-02      3.6675%               (361,888)
          4        65            15-Apr-01     15-Mar-02      4.5500%               (238,407)
          5        20            27-May-98     15-Apr-02      6.2800%               (293,688)
          6        40            16-Aug-99     15-Apr-02      6.2250%               (683,587)
          7        15            15-Dec-99     15-Apr-02      6.3100%               (224,576)
          8        10            27-Oct-98     15-May-02      6.2900%               (244,154)
          9        15            17-Apr-00     15-May-02      6.7150%               (272,265)
         10       225            15-Nov-99     15-Jun-02      6.1200%             (2,055,613)
         11        15            16-Feb-99     15-Jul-02      6.2700%               (387,080)
         12        10            15-Sep-98     15-Aug-02      6.1700%               (187,374)
         13       115            15-Jul-98     15-Dec-02      6.2400%             (4,534,686)
         14        90            15-Jun-00     15-Dec-02      7.1125%             (3,565,444)
         15        30            25-Aug-98     15-Feb-03      6.3900%             (1,651,999)
         16        25            15-Oct-98     15-Feb-03      6.3800%             (1,050,766)
         17        10            16-Nov-98     15-Feb-03      6.3900%               (615,441)
         18        50            15-Dec-98     15-Feb-03      6.2840%             (2,007,440)
         19        10            15-Feb-00     15-Mar-03      6.3965%               (964,387)
         20        20            18-Jan-00     15-Mar-03      6.3850%               (929,747)
         21        40            01-Jun-99     15-Mar-03      6.2200%             (1,289,597)
         22        70            21-Dec-99     15-Mar-03      6.5875%             (1,108,190)
         23        20            15-Apr-01     15-Apr-03      7.1850%             (1,315,860)
         24        50            21-Jun-99     15-Jun-03      6.3100%             (3,087,609)
         25        55            15-Jul-99     15-Aug-03      6.2900%             (2,918,445)
         26        15            18-Jan-00     15-Oct-03      6.4650%               (860,224)
         27        30            17-Aug-99     15-Nov-03      6.3300%             (1,779,704)
         28        30            15-Dec-00     15-Nov-03      7.3625%             (2,517,696)
         29        20            26-Apr-00     15-Nov-03      6.6875%               (733,447)
         30        40            20-Sep-00     15-Nov-03      6.5625%             (2,579,895)
         31        15            15-Nov-00     15-Nov-03      6.5775%               (775,930)
         32        50            15-Feb-01     15-Nov-03      5.2750%               (940,891)
         33        10            24-Mar-00     15-Dec-03      6.8450%               (757,832)
         34        30            15-May-00     15-Jan-04      7.2995%             (2,284,658)
         35        25            26-Jun-00     15-Feb-04      6.9775%             (1,159,608)
         36        50            15-Aug-00     15-Feb-04      6.7700%             (3,213,655)
         37        15            18-Aug-00     15-Apr-04      6.7700%             (1,172,221)
         38         0            15-Nov-01     15-Apr-04      4.8900%               (545,709)
         39        25            17-Apr-01     15-May-04      6.8290%             (2,450,223)
         40        15            12-Oct-00     15-Jul-04      6.5850%             (1,101,700)
         41         0            17-Sep-01     15-Sep-04      5.7125%             (2,069,427)
         42         0            15-Jul-03     15-Nov-04      5.7650%               (262,127)
         43         0            15-Apr-02     15-Dec-04      5.3975%               (961,263)
         44       125           15-May-01     15-Jan-05      4.7950%             (1,379,777)
         45        55            21-Aug-01     15-Feb-05      4.4195%             (3,294,832)
         46        55            24-Jul-01     15-Dec-05      5.2850%             (3,431,258)
                -----                                                            -----------
                1,900                                                            (64,675,004)
                =====                                                            ===========

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

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to September 30, 2001, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold Swaptions with an aggregate notional principal balance of $589 million and Swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of Swaptions at September 30, 2001 therefore amounted to $Nil million.

On September 28, 2001 Airplanes Group sold its portfolio of sixteen Swaptions with a notional principal balance of $315 million. The cash receipt from the sale totaled $11.36 million. This sale released the positive value in our Swaption portfolio and allowed that value to be applied to make additional payments of the class A Principal Adjustment Amount. Rating Agency approval was obtained in relation to the transaction prior to executing the sale. It is not currently proposed to purchase any Swaptions given the low interest rate environment.

The realized gain on the value of the Swaptions of $8.9 million, i.e. the sale proceeds of US$11.36 million less the carrying value at June 30, 2001 of $2.5 million has been included as a credit against interest expense in the period to September 30, 2001.

Through the use of the Swaps, Swaptions (when applicable) and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

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

Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain state and local tax returns with General Electric Capital Corporation ("GE"), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: Filed for event dates July 16, 2001, August 15, 2001 and September 17, 2001 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 2001                  AIRPLANES LIMITED


                                         By: /s/ WILLIAM M. MCCANN
                                            -------------------------
                                            William M. McCann
                                            Director and Principal Accounting
                                              Officer



Date: November 15, 2001                  AIRPLANES U.S. TRUST


                                         By: /s/ WILLIAM M. MCCANN
                                            -------------------------
                                            William M. McCann
                                            Controlling Trustee and Principal
                                            Accounting Officer

                                                                     Appendix 1



Particulars of the Portfolio as of September 30, 2001
by reference to the Appraised Value at January 31, 2001 are contained in the table below

                                                                                        Aircraft             Engine
Region                   Country                   Lessee 2                             Type                 Configuration
------                   -------                   --------                             ----                 -------------
Africa                   Tunisia                   Nouvelair Tunisie                    MD83                 JT8D-219
                         Tunisia                   Nouvelair Tunisie                    MD83                 JT8D-219
                         Tunisia                   Tuninter                             B737-300             CFM56-3C1
Asia & Far East          Bangladesh                GMG Airlines                         DHC8-300             PW123
                         China                     China Southern                       B737-500             CFM56-3C1
                         China                     China Southern                       B737-500             CFM56-3C1
                         China                     China Southern                       B737-500             CFM56-3C1
                         China                     China Southern                       B737-500             CFM56-3C1
                         China                     Xinjiang                             B757-200             RB211-535E4-37
                         Indonesia                 Merpati Nusantara Airlines           B737-200A            JT8D-15
                         Indonesia                 Merpati Nusantara Airlines           B737-200A            JT8D-15
                         Indonesia                 PT Garuda Indonesia                  B737-400             CFM56-3C1
                         Indonesia                 PT Garuda Indonesia                  B737-400             CFM56-3C1
                         Indonesia                 PT Mandala Airlines                  B737-200A            JT8D-17
                         Indonesia                 PT Mandala Airlines                  B737-200A            JT8D-15
                         Indonesia                 PT Mandala Airlines                  B737-200A            JT8D-17A
                         Indonesia                 PT Mandala Airlines                  B737-200A            JT8D-17A
                         Indonesia                 PT Mandala Airlines                  B737-200A            JT8D-17A
                         Malaysia                  Air Asia Sdn. Bhd.                   B737-300             CFM56-3C1
                         Pakistan                  Pakistan Int Airline                 A300-B4-200          CF6-50C2
                         Philippines               Philippine Airlines                  B737-400             CFM56-3C1
                         Philippines               Philippine Airlines                  B737-300             CFM56-3B1
                         Philippines               Philippine Airlines                  B737-400             CFM56-3C1
                         South Korea               Asiana Airlines                      B737-400             CFM56-3C1
                         South Korea               Asiana Airlines                      B737-400             CFM56-3C1
                         Taiwan                    Far Eastern Air Transport            MD83                 JT8D-219
Australia & New Zealand  Australia                 National Jet Systems                 DHC8-100             PW121
                         New Zealand               New Zealand International Airlines   METRO-III            TPE331-11
                         New Zealand               New Zealand International Airlines   METRO-III            TPE331-11
                         New Zealand               New Zealand International Airlines   METRO-III            TPE331-11
Europe                   Czech Republic            Travel Servis                        B737-400             CFM56-3C1
                         France                    Air France                           A320-200             CFM56-5A3
                         France                    Air France                           A320-200             CFM56
                         France                    Air Liberte S.A.                     MD83                 JT8D-219
                         Hungary                   Malev                                B737-400             CFM56-3C1
                         Hungary                   Malev                                B737-400             CFM56-3C1
                         Hungary                   Malev                                B737-400             CFM56-3C1
                         Italy                     Air One SpA                          B737-300             CFM56-3C1
                         Italy                     Air One SpA                          B737-300             CFM56-3C1
                         Italy                     Eurofly S.P.A                        MD83                 JT8D-219
                         Italy                     Meridiana SpA                        MD83                 JT8D-219
                         Italy                     Meridiana SpA                        MD83                 JT8D-219
                         Italy                     Meridiana SpA                        MD83                 JT8D-219
                         Macedonia                 Interimpex-Avioimpex                 MD83                 JT8D-219
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Netherlands               Schreiner Airways                    DHC8-300             PW123
                         Norway                    Wideroe's Flyveselskap a/s           DHC8-300             PW123
                         Norway                    Wideroe's Flyveselskap a/s           DHC8-300             PW123
                         Spain                     Air Europa                           B737-400             CFM56-3C1
                         Spain                     Air Europa                           B737-400             CFM56-3C1
                         Spain                     Futura                               B737-400             CFM56-3C1
                         Spain                     Futura                               B737-400             CFM56-3C1
                         Spain                     Futura                               B737-400             CFM56-3C1
                         Spain                     Spanair                              MD83                 JT8D-219
                         Spain                     Spanair                              MD83                 JT8D-219
                         Spain                     Spanair                              MD83                 JT8D-219
                         Spain                     Spanair                              MD83                 JT8D-219
                         Spain                     Spanair                              MD83                 JT8D-219
                         Spain                     Spanair                              MD83                 JT8D-219
                         Turkey                    MNG Airlines Cargo                   A300-C4-200          CF6-50C2
                         Turkey                    Pegasus                              B737-400             CFM56-3C1
                         Turkey                    Pegasus                              B737-400             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-400             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-400             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-400             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-400             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-500             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-500             CFM56-3C1
                         Turkey                    Turk Hava Yollari                    B737-400             CFM56-3C1
                         United Kingdom            Airtours International               A320-200             CFM56
                         United Kingdom            Airtours International               A320-200             CFM56
                         United Kingdom            Airtours International               A320-200             CFM56
                         United Kingdom            Airtours International               A320-200             CFM56-5A3
                         United Kingdom            Brymon Airways                       DHC8-300             PW123
                         United Kingdom            Brymon Airways                       DHC8-300             PW123
                         United Kingdom            Go Fly Limited                       B737-300             CFM56-3B2
                         United Kingdom            Heavylift Aviation Holdings Limited  A300-B4-200          CF6-50C2
                         United Kingdom            Titan Airways Limited                ATR42-300            PW120
                         United Kingdom            Titan Airways Limited                ATR42-300            PW120
Latin America            Antigua                   Caribbean Star                       DHC8-300             PW123
                         Antigua                   Liat                                 DHC8-100             PW120-A
                         Antigua                   Liat                                 DHC8-100             PW120-A
                         Antigua                   Liat                                 DHC8-100             PW120-A
                         Antigua                   Liat                                 DHC8-100             PW120-A
                         Argentina                 LAPA                                 B737-200A            JT8D-17
                         Argentina                 LAPA                                 B737-200A            JT8D-15
                         Brazil                    Rio Sul                              B737-500             CFM56-3C1
                         Brazil                    Rio Sul                              B737-500             CFM56-3C1
                         Brazil                    Rio Sul                              B737-500             CFM56-3C1
                         Brazil                    Rio Sul                              B737-500             CFM56-3C1
                         Brazil                    Rio Sul                              B737-500             CFM56-3C1
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    TAM                                  F100                 TAY650-15
                         Brazil                    VARIG                                MD11                 CF6-80C2-D1F
                         Brazil                    VARIG                                MD11                 CF6-80C2-D1F
                         Brazil                    VARIG                                MD11                 CF6-80C2-D1F
                         Chile                     Fast Air                             DC8-71F              CFM56-2C1
                         Chile                     Fast Air                             DC8-71F              CFM56-2C1
                         Chile                     Fast Air                             DC8-71F              CFM56-2C1
                         Chile                     Lan Chile Airlines                   B737-200A            JT8D-17A
                         Chile                     Lan Chile Airlines                   B737-200A            JT8D-17A
                         Chile                     Lan Chile Airlines                   B767-300ER           PW4060
                         Chile                     Lan Chile Airlines                   B737-200A            JT8D-15
                         Colombia                  ACES                                 ATR42-300            PW121-5A1
                         Colombia                  Avianca                              B767-200ER           PW4056
                         Colombia                  Avianca                              B757-200             RB211-535E4-37
                         Colombia                  Avianca                              MD83                 JT8D-219
                         Colombia                  Avianca                              MD83                 JT8D-219
                         Colombia                  Avianca                              MD83                 JT8D-219
                         Colombia                  Avianca                              MD83                 JT8D-219
                         Colombia                  Tampa                                DC8-71F              CFM56-2C1
                         Colombia                  Tampa                                DC8-71F              CFM56-2C1
                         Colombia                  Tampa                                DC8-71F              CFM56-2C1
                         Mexico                    Aeromexico                           DC9-32               JT8D-17
                         Mexico                    Aeromexico                           DC9-32               JT8D-17
                         Mexico                    Aeromexico                           DC9-32               JT8D-17
                         Mexico                    Aeromexico                           DC9-32               JT8D-17
                         Mexico                    Aeromexico                           DC9-32               JT8D-17
                         Mexico                    Aeromexico                           DC9-32               JT8D-17
                         Mexico                    Aeromexico                           MD82                 JT8D-217
                         Mexico                    Aeromexico                           MD82                 JT8D-217A
                         Mexico                    Aeromexico                           MD87                 JT8D-219
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Mexico                    Mexicana                             F100                 TAY650-15
                         Netherlands Antilles      ALM                                  DHC8-300C            PW123
                         Netherlands Antilles      ALM                                  DHC8-300C            PW123
                         Trinidad & Tobago         BWIA International                   MD83                 JT8D-219
Middle East              Israel                    Arkia Israeli Airlines               B757-200             RB2110-535E4-37
North America            Canada                    Air Canada                           A320-200             CFM56-5A1
                         Canada                    Air Canada                           A320-200             CFM56-5A1
                         Canada                    Air Canada                           A320-200             CFM56-5A1
                         Canada                    Air Canada                           A320-200             CFM56-5A1
                         Canada                    Air Canada                           A320-200             CFM56-5A1
                         Canada                    Air Canada                           A320-200             CFM56-5A1
                         Canada                    Air Canada                           B767-300ER           PW4060
                         Canada                    Air Canada                           B767-300ER           PW4060
                         United States of America  Allegheny Airlines                   DHC8-100             PW121
                         United States of America  America West                         B737-300QC           CFM56-3B1
                         United States of America  America West                         B737-300QC           CFM56-3B1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  BAX Global                           DC8-71F              CFM56-2C1
                         United States of America  Emery Worldwide                      DC8-71F              CFM56-2C1
                         United States of America  Emery Worldwide                      DC8-71F              CFM56-2C1
                         United States of America  Emery Worldwide                      DC8-73CF             CFM56-2C1
                         United States of America  Frontier Airlines, Inc.              B737-300             CFM56-3B1
                         United States of America  Hawaiian Airlines                    DC9-51               JT8D-17
                         United States of America  Hawaiian Airlines                    DC9-51               JT8D-17
                         United States of America  Hawaiian Airlines                    DC9-51               JT8D-17
                         United States of America  Idefix                               ATR42-300            PW120
                         United States of America  Polar Air Cargo                      B747-200SF           JT9D-7Q
                         United States of America  TWA                                  B767-300ER           PW4060
                         United States of America  TWA                                  MD83                 JT8D-219
                         United States of America  Vanguard Airlines                    B737-200A            JT8D-15
                         United States of America  Vanguard Airlines                    B737-200A            JT8D-15
Off Lease                                          Off Lease                            B737-200A            JT8D-17
                                                   Off Lease                            B737-200A            JT8D-17
                                                   Off Lease                            B727-200A            JT8D-17R
                                                   Off Lease                            DC9-51               JT8D-17
                                                   Off Lease                            MD83                 JT8D-219
                                                   Off Lease                            MD83                 JT8D-219
                                                   Off Lease                            B737-300             CFM56-3B2
Others                   Kazakstan                 Air Kazakstan                        B737-200A            JT8D-15
                         Kazakstan                 Air Kazakstan                        B737-200A            JT8D-15
                         Ukraine                   Ukraine International                B737-200A            JT8D-17A

[Table -- to be Continued]




[Table -- Continued]

                                                                                                 Date of       Appraised Value
                                                                                        Serial   Manufacture/  at January 31, 2001
Region                   Country                   Lessee 2                             Number   Conversion    $'000
------                   -------                   --------                             ------   ----------    -----
Africa                   Tunisia                   Nouvelair Tunisie                    49631    14-Jun-89     18,367
                         Tunisia                   Nouvelair Tunisie                    49672     1-Jul-88     17,640
                         Tunisia                   Tuninter                             24905     1-Feb-91     22,000
Asia & Far East          Bangladesh                GMG Airlines                          307      1-Dec-91      7,140
                         China                     China Southern                       24897    26-Feb-91     19,383
                         China                     China Southern                       25182     3-Feb-92     18,517
                         China                     China Southern                       25183    14-Feb-92     20,543
                         China                     China Southern                       25188    12-Mar-92     18,873
                         China                     Xinjiang                             26156    25-Nov-92     37,517
                         Indonesia                 Merpati Nusantara Airlines           22368     1-Sep-80      4,880
                         Indonesia                 Merpati Nusantara Airlines           22369     1-Sep-80      4,850
                         Indonesia                 PT Garuda Indonesia                  24683     7-Aug-90     23,020
                         Indonesia                 PT Garuda Indonesia                  24691     9-Aug-90     23,223
                         Indonesia                 PT Mandala Airlines                  21685     1-Jan-79      4,563
                         Indonesia                 PT Mandala Airlines                  22278    19-Mar-80      5,590
                         Indonesia                 PT Mandala Airlines                  22803    14-Feb-83      4,907
                         Indonesia                 PT Mandala Airlines                  22804     1-Feb-83      6,077
                         Indonesia                 PT Mandala Airlines                  23023    30-Mar-83      5,277
                         Malaysia                  Air Asia Sdn. Bhd.                   24907     1-Mar-91     21,930
                         Pakistan                  Pakistan Int Airline                  269     11-Aug-83      8,960
                         Philippines               Philippine Airlines                  24684     1-Apr-90     22,827
                         Philippines               Philippine Airlines                  24770     1-Oct-90     19,603
                         Philippines               Philippine Airlines                  26081    10-Mar-93     25,557
                         South Korea               Asiana Airlines                      24493    14-Jul-89     21,897
                         South Korea               Asiana Airlines                      24520    21-Dec-89     22,050
                         Taiwan                    Far Eastern Air Transport            49950     1-Nov-91     20,667
Australia & New Zealand  Australia                 National Jet Systems                  229      1-Sep-90      6,040
                         New Zealand               New Zealand International Airlines    705      1-Aug-88       973
                         New Zealand               New Zealand International Airlines    711      1-Mar-88       997
                         New Zealand               New Zealand International Airlines    712      1-Jun-88       982
Europe                   Czech Republic            Travel Servis                        24911     1-Apr-91     23,883
                         France                    Air France                            203      1-Sep-91     27,147
                         France                    Air France                            220      1-Sep-91     26,740
                         France                    Air Liberte S.A.                     49943     1-Jul-91     20,517
                         Hungary                   Malev                                25190     7-Apr-92     23,953
                         Hungary                   Malev                                26069     2-Nov-92     25,763
                         Hungary                   Malev                                26071    13-Nov-92     25,897
                         Italy                     Air One SpA                          25179    12-Feb-92     22,563
                         Italy                     Air One SpA                          25187    14-Mar-92     22,720
                         Italy                     Eurofly S.P.A                        49390     1-Apr-86     15,747
                         Italy                     Meridiana SpA                        49792     1-Nov-89     17,967
                         Italy                     Meridiana SpA                        49935    26-Sep-90     20,320
                         Italy                     Meridiana SpA                        49951    25-Aug-91     21,073
                         Macedonia                 Interimpex-Avioimpex                 49442    29-Apr-87     15,963
                         Netherlands               Schreiner Airways                     232     20-Oct-90      6,480
                         Netherlands               Schreiner Airways                     244      1-Dec-90      6,777
                         Netherlands               Schreiner Airways                     266     20-Mar-91      7,113
                         Netherlands               Schreiner Airways                     276     13-May-91      7,177
                         Netherlands               Schreiner Airways                     283      1-Sep-91      7,123
                         Netherlands               Schreiner Airways                     298      1-Apr-92      7,460
                         Netherlands               Schreiner Airways                     300      1-Apr-92      7,457
                         Norway                    Wideroe's Flyveselskap a/s            293      1-Oct-91      7,117
                         Norway                    Wideroe's Flyveselskap a/s            342      1-Dec-92      7,933
                         Spain                     Air Europa                           24906    24-Feb-91     23,920
                         Spain                     Air Europa                           24912    14-Jun-91     24,290
                         Spain                     Futura                               24689     3-Jul-90     22,883
                         Spain                     Futura                               24690     1-Jul-90     23,073
                         Spain                     Futura                               25180    21-Jan-92     24,857
                         Spain                     Spanair                              49620     1-Jul-88     18,100
                         Spain                     Spanair                              49624     1-Aug-88     17,400
                         Spain                     Spanair                              49626    22-Oct-88     17,740
                         Spain                     Spanair                              49709     1-Dec-88     17,537
                         Spain                     Spanair                              49936     6-Oct-90     19,933
                         Spain                     Spanair                              49938     1-Dec-90     18,903
                         Turkey                    MNG Airlines Cargo                    83       1-May-79     14,680
                         Turkey                    Pegasus                              24345     1-Jun-89     21,773
                         Turkey                    Pegasus                              24687    25-May-90     22,720
                         Turkey                    Turk Hava Yollari                    24917    24-Jun-91     24,607
                         Turkey                    Turk Hava Yollari                    25181     3-Feb-92     25,153
                         Turkey                    Turk Hava Yollari                    25184     2-Mar-92     25,450
                         Turkey                    Turk Hava Yollari                    25261     9-Apr-92     25,220
                         Turkey                    Turk Hava Yollari                    25288    16-Jun-92     19,987
                         Turkey                    Turk Hava Yollari                    25289    12-Jun-92     19,983
                         Turkey                    Turk Hava Yollari                    26065     1-May-92     25,267
                         United Kingdom            Airtours International                294      2-Apr-92     27,300
                         United Kingdom            Airtours International                301     22-Apr-92     27,880
                         United Kingdom            Airtours International                348     17-Jun-92     27,670
                         United Kingdom            Airtours International                349     30-Oct-92     28,207
                         United Kingdom            Brymon Airways                        296      1-Oct-91      7,477
                         United Kingdom            Brymon Airways                        334      8-Oct-92      7,747
                         United Kingdom            Go Fly Limited                       23923     1-Apr-88     17,667
                         United Kingdom            Heavylift Aviation Holdings Limited   131      7-Feb-81      8,797
                         United Kingdom            Titan Airways Limited                 109     14-Oct-88      4,647
                         United Kingdom            Titan Airways Limited                 113     18-Nov-88      4,720
Latin America            Antigua                   Caribbean Star                        267      4-Apr-91      7,067
                         Antigua                   Liat                                  113      1-Sep-88      4,433
                         Antigua                   Liat                                  140      1-Mar-89      4,500
                         Antigua                   Liat                                  144      1-Mar-89      4,803
                         Antigua                   Liat                                  270      1-May-91      5,420
                         Argentina                 LAPA                                 21193     1-Jul-76      3,587
                         Argentina                 LAPA                                 22633     1-Mar-81      5,457
                         Brazil                    Rio Sul                              25185    18-Feb-92     20,343
                         Brazil                    Rio Sul                              25186    11-Mar-92     19,953
                         Brazil                    Rio Sul                              25191    10-Apr-92     19,633
                         Brazil                    Rio Sul                              25192    14-Apr-92     20,247
                         Brazil                    Rio Sul                              26075    23-Oct-92     21,013
                         Brazil                    TAM                                  11284    31-Jul-90     11,230
                         Brazil                    TAM                                  11285     1-Aug-90     11,240
                         Brazil                    TAM                                  11304    27-Feb-91     11,593
                         Brazil                    TAM                                  11305    19-Apr-91     12,120
                         Brazil                    TAM                                  11336     5-Jun-91     11,960
                         Brazil                    TAM                                  11347     1-Oct-91     12,117
                         Brazil                    TAM                                  11348     6-Aug-91     12,327
                         Brazil                    TAM                                  11371    19-Dec-91     12,720
                         Brazil                    VARIG                                48499    31-Dec-91     60,187
                         Brazil                    VARIG                                48500     1-Mar-92     62,883
                         Brazil                    VARIG                                48501     1-Sep-92     63,080
                         Chile                     Fast Air                             45810     9-Apr-92     12,913
                         Chile                     Fast Air                             45970    15-Oct-92     13,633
                         Chile                     Fast Air                             45976    10-Aug-91     13,270
                         Chile                     Lan Chile Airlines                   23024     1-May-83      6,173
                         Chile                     Lan Chile Airlines                   22407     1-Sep-80      5,043
                         Chile                     Lan Chile Airlines                   26204     1-Oct-92     57,397
                         Chile                     Lan Chile Airlines                   22397     1-Feb-81      4,870
                         Colombia                  ACES                                  284      1-Jan-92      6,150
                         Colombia                  Avianca                              25421    14-Jan-92     43,003
                         Colombia                  Avianca                              26154    22-Sep-92     36,217
                         Colombia                  Avianca                              49939    26-Oct-90     19,250
                         Colombia                  Avianca                              49946    18-Jul-91     19,553
                         Colombia                  Avianca                              53120    29-Jul-92     20,783
                         Colombia                  Avianca                              53125     2-Apr-92     20,547
                         Colombia                  Tampa                                45849     9-Mar-91     12,927
                         Colombia                  Tampa                                45945    19-May-92     13,577
                         Colombia                  Tampa                                46066    24-Apr-91     13,273
                         Mexico                    Aeromexico                           48125     1-Apr-80      3,353
                         Mexico                    Aeromexico                           48126     1-Apr-80      4,300
                         Mexico                    Aeromexico                           48127     1-Jul-80      3,327
                         Mexico                    Aeromexico                           48128     1-Aug-80      3,840
                         Mexico                    Aeromexico                           48129     1-Nov-80      3,580
                         Mexico                    Aeromexico                           48130     1-Dec-80      3,720
                         Mexico                    Aeromexico                           49660     1-Mar-88     16,677
                         Mexico                    Aeromexico                           49667    21-Jan-88     16,550
                         Mexico                    Aeromexico                           49673     1-Dec-88     12,150
                         Mexico                    Mexicana                             11266    17-Aug-90     11,527
                         Mexico                    Mexicana                             11309    16-May-91     11,850
                         Mexico                    Mexicana                             11319     5-Apr-91     11,697
                         Mexico                    Mexicana                             11339     1-Jul-91     12,420
                         Mexico                    Mexicana                             11374    20-Jan-92     12,197
                         Mexico                    Mexicana                             11375     1-Dec-92     12,697
                         Mexico                    Mexicana                             11382     1-Jan-93     12,690
                         Mexico                    Mexicana                             11384     1-Jan-93     12,500
                         Netherlands Antilles      ALM                                   230      1-Feb-91      7,083
                         Netherlands Antilles      ALM                                   242      1-Nov-90      7,053
                         Trinidad & Tobago         BWIA International                   49789    23-Sep-89     17,917
Middle East              Israel                    Arkia Israeli Airlines               26151    23-Jul-92     36,933
North America            Canada                    Air Canada                            174      1-Apr-91     25,247
                         Canada                    Air Canada                            175      1-Apr-91     24,927
                         Canada                    Air Canada                            232      1-Oct-91     26,070
                         Canada                    Air Canada                            284      9-Mar-92     27,500
                         Canada                    Air Canada                            309     13-May-92     27,627
                         Canada                    Air Canada                            404      1-Jan-94     30,203
                         Canada                    Air Canada                           24948    19-Jul-91     52,830
                         Canada                    Air Canada                           26200     1-Sep-92     58,580
                         United States of America  Allegheny Airlines                    258      1-Jan-91      5,493
                         United States of America  America West                         23499     1-Jun-86     17,773
                         United States of America  America West                         23500     1-Jun-86     17,840
                         United States of America  BAX Global                           45811    30-May-91     13,760
                         United States of America  BAX Global                           45813    28-Apr-92     13,353
                         United States of America  BAX Global                           45946    23-Apr-92     13,153
                         United States of America  BAX Global                           45971    13-Feb-92     12,893
                         United States of America  BAX Global                           45973    27-Feb-92     13,127
                         United States of America  BAX Global                           45978    23-Apr-93     13,180
                         United States of America  BAX Global                           45993    23-Jun-93     13,247
                         United States of America  BAX Global                           45994     1-Sep-94     13,277
                         United States of America  BAX Global                           45998    21-May-93     13,137
                         United States of America  BAX Global                           46065    12-Jan-92     13,663
                         United States of America  Emery Worldwide                      45996    29-Oct-92     13,877
                         United States of America  Emery Worldwide                      45997     7-Dec-93     13,260
                         United States of America  Emery Worldwide                      46091     1-Dec-89     16,797
                         United States of America  Frontier Airlines, Inc.              23177     1-Apr-86     14,670
                         United States of America  Hawaiian Airlines                    47742     1-Jun-77      3,260
                         United States of America  Hawaiian Airlines                    47784     1-May-79      3,203
                         United States of America  Hawaiian Airlines                    48122    26-Jan-81      3,803
                         United States of America  Idefix                                249      1-Jun-91      5,843
                         United States of America  Polar Air Cargo                      21730     7-Jun-79     30,223
                         United States of America  TWA                                  25411    15-Jan-92     57,733
                         United States of America  TWA                                  49575     1-Oct-87     17,090
                         United States of America  Vanguard Airlines                    21735     1-Jun-79      5,653
                         United States of America  Vanguard Airlines                    22979     1-Mar-83      6,757
Off Lease                                          Off Lease                            21192     1-Mar-76      4,200
                                                   Off Lease                            21196     1-Jul-76      3,327
                                                   Off Lease                            21600     1-Nov-80      3,250
                                                   Off Lease                            47796     1-Apr-79      3,327
                                                   Off Lease                            49941     1-Dec-90     19,873
                                                   Off Lease                            49949     5-Aug-91     20,363
                                                   Off Lease                            23749(i)  1-May-87     17,753
Others                   Kazakstan                 Air Kazakstan                        22090     1-May-80      4,993
                         Kazakstan                 Air Kazakstan                        22453     1-Mar-81      5,470
                         Ukraine                   Ukraine International                22802     1-Feb-83      6,520
                                                                                                            ---------
                                                                                                            3,124,006
                                                                                                            ---------

Note:
(i) This aircraft is subject to a lease contract and is scheduled for delivery to the relevant lessee after September 30, 2001.