Form 10-K
period 2002-03-31
AIRPLANES LTD
filed 2002-06-25
CIK 1004539

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

(Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2002
                                         OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

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

                                                                                          OUTSTANDING AT
ISSUER                                                       CLASS                        JUNE 30, 2002
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          2002 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   41
  Item 3.   Legal Proceedings...........................................   42
  Item 4.   Submission of Matters to a Vote of Security-Holders.........   42
PART II
  Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters.........................................   43
  Item 6.   Selected Combined Financial Data............................   43
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   45
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risks.......................................................   70
  Item 8.   Financial Statements and Supplementary Data.................   75
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   75
PART III
  Item 10.  Directors and Executive Officers of the Registrants.........   76
  Item 11.  Executive Compensation......................................   85
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   85
  Item 13.  Certain Relationships and Related Transactions..............   86
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   87

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited ("AIRPLANES LIMITED") is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust ("AIRPLANES TRUST") is a Delaware business trust. "AIRPLANES GROUP" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "WE," "US" and "OUR" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At March 31, 2002, we owned 186 aircraft (the "AIRCRAFT"), 180 of which were on lease to 64 lessees in 33 countries.

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

AIRPLANES PASS THROUGH TRUST

     "AIRPLANES PASS THROUGH TRUST" and the "TRUST" refer to all the pass through trusts created under the Airplanes Pass Through Trust Agreement dated March 28, 1996 (the "TRUST AGREEMENT") among Airplanes Limited, Airplanes Trust and Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee (the "TRUSTEE"), except where it is clear that this term means only a particular pass through trust. The certificates issued by each pass through trust each represent a fractional undivided beneficial interest in two corresponding classes or subclasses of notes issued and cross-guaranteed by Airplanes Limited and Airplanes Trust pursuant to indentures dated as of March 28, 1996 (as amended or supplemented, the "INDENTURES") they entered into with Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee (the "INDENTURE TRUSTEE"), and held by that trust. The two corresponding classes of notes and guarantees held by each trust are the principal sources of payment for the class or subclass of certificates issued by that trust.

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

     Airplanes Limited's principal assets are the intercompany loans it has advanced to its subsidiaries and 95% of the capital stock of Airplanes Holdings Limited. As of March 31, 2002, Airplanes Holdings owned a total of 172 aircraft directly and through its aircraft-owning subsidiaries, and owned a number of aircraft-leasing subsidiaries which lease aircraft from the aircraft-owning subsidiaries and sublease them to lessees. The remaining 5% of the capital stock of Airplanes Holdings is owned by GECAS. See below "Risk Factors -- Risks

Relating to Tax" for a discussion of the tax benefits of this 5% ownership by GECAS and the risk of losing these benefits. Airplanes Limited has no ownership or leasehold interests in any real property.

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

     Airplanes Trust's principal assets are the intercompany loans it has advanced to its subsidiaries and 100% of the capital stock of AeroUSA, which as of March 31, 2002, owned 14 aircraft. The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts with First Security Bank of Utah, acting as trustee, in order to satisfy the U.S. Federal Aviation Administration regulations regarding the U.S. citizenship of the owners of U.S.-registered aircraft. Airplanes Trust has no ownership or leasehold interests in any real property.

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

RISKS RELATING TO PAYMENT ON THE NOTES AND CERTIFICATES

REDUCED CASH FLOWS ADVERSELY AFFECT JUNIOR NOTEHOLDERS AND
CERTIFICATEHOLDERS.

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

     Additionally, minimum principal amounts on the class A and class B notes are payable before interest on the class C and class D notes, and principal adjustment amount on the class A notes is payable before scheduled principal payments on the class C and class D notes. Since the appraised value of our aircraft has declined at a rate faster than that originally assumed in the base case assumptions in our original prospectus dated March 28, 1996 (the "1996 BASE CASE"), we have been required to pay principal adjustment amount on the class A notes with a consequential deferral of scheduled principal payments on the class C and class D notes.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. We are currently ahead of the required class A minimum principal payment schedule to the extent of $110 million because the accelerated principal payments resulting from payment of class A principal adjustment amounts have enabled us to maintain those loan to initial appraised value ratios. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001, has been significantly weaker than was assumed in the base case assumptions in our offering memorandum dated March 15, 2001 (the "2001 BASE CASE"), the reasons for which are discussed in "Item 7 -- Management's Discussions and Analysis of Financial Condition and Results of Operations." In light of our current and expected cash performance, we expect that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Our actual results may differ from our current expectations, as further explained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." However, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which reevaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001. On December 12, 2001, Moody's announced a downgrade of our class C certificates from Baa2 to Ba3 and a downgrade of the class D certificates from Ba2 to B2. On December 21, 2001, Fitch downgraded the class C certificates from BBB to BB and the class D certificates from BB to B and left our class A to D certificates on credit watch negative. On March 25, 2002, Standard & Poor's downgraded our class C certificates from BBB to BB+ and our class D certificates from BB to B-. Standard & Poor's affirmed the rating on the class A and B certificates but left the class C and D certificates on credit watch negative. Most recently on June 24, 2002, Fitch further downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+.Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

SUBORDINATION PROVISIONS RESTRICT THE RIGHTS OF JUNIOR NOTEHOLDERS AND CERTIFICATE HOLDERS.

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. The class A notes are the most senior class of notes currently outstanding. A failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full.

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

THE TRUST HAS LIMITED SOURCES OF INCOME FROM WHICH TO REPAY THE CERTIFICATES.

     The trust is a pass through trust. The principal assets of the trust are the notes and guarantees, and its only sources of payment on the certificates are payments by Airplanes Limited and Airplanes Trust on those notes and guarantees, including proceeds from any disposition of them. If Airplanes Limited and Airplanes Trust do not make payments on the notes and guarantees to the trust, the trust has no other funds to make payments to certificateholders on the certificates. The certificates and notes are not guaranteed by the trustee, the security trustee, the indenture trustee, the servicer, the administrative agent, the cash manager or any of their affiliates, and certificateholders cannot look to them or anyone else to repay them if we default in payment on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE LIMITED SOURCES OF INCOME FROM WHICH TO REPAY THE NOTES AND GUARANTEES.

     The principal assets of Airplanes Limited and Airplanes Trust are shares of their direct subsidiaries and intercompany loans to their direct and indirect subsidiaries. Airplanes Limited and Airplanes Trust do not directly own any of the aircraft and are dependent on payments and distributions from their subsidiaries for their cash flow. If their subsidiaries do not make principal or interest payments to Airplanes Limited and Airplanes Trust on the intercompany loans, or if their subsidiaries do not make any distributions to them, Airplanes Limited and Airplanes Trust would have less cash available to make payments to the trust on the notes or guarantees. Also, if withholding or other taxes are imposed on payments or distributions to Airplanes Limited and Airplanes Trust, or if other significant tax liabilities arise, Airplanes Limited and Airplanes Trust would have less cash available to make payments to the trust. In these circumstances, the trust would have less cash available to make payments to certificateholders on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE OTHER CLAIMS THAT RANK SENIOR OR EQUAL TO THE NOTES AND GUARANTEES.

     Airplanes Limited and Airplanes Trust have guaranteed a significant number of their respective subsidiaries' obligations to lessees. Payments on these guarantees will be treated as lease expenses and will rank ahead of other payment obligations of Airplanes Limited and Airplanes Trust.

CLAIMS ON OUR SUBSIDIARIES ARE EFFECTIVELY SENIOR TO THE CLAIMS OF CERTIFICATEHOLDERS ON AIRPLANES LIMITED AND AIRPLANES TRUST, AND OUR SUBSIDIARIES MAY HAVE MATERIAL CONTINGENT LIABILITIES UNKNOWN TO US.

     Any claims on the subsidiaries of Airplanes Limited and Airplanes Trust are effectively senior to the notes and guarantees because the subsidiaries would generally have to make payments on those claims before making payments or distributions to Airplanes Limited and Airplanes Trust. These claims include any payment obligations to lessees and other contingent liabilities, such as liabilities to third parties from operating and leasing the aircraft. There may also be liabilities of this type that arose before we acquired our subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 of which we are not aware. If the subsidiaries are called upon to pay any of these contingent liabilities, we would have less cash available to make payments to certificateholders.

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

THERE IS NO PUBLIC MARKET FOR THE CERTIFICATES.

     The certificates have a limited trading market which may harm certificateholders' ability to sell them or depress the price at which certificateholders sell them. The certificates are listed only on the Luxembourg Stock Exchange. No one has an obligation to make a market in the certificates. We do not intend to seek approval for quotation through any automated quotation system. Future trading prices for the certificates depend on many factors, including general economic conditions, our financial condition, performance and prospects and the market's then current perception of the commercial aircraft industry and the operating lease business generally.

RISKS RELATING TO AIRPLANES GROUP AND THIRD PARTIES

WE HAVE A HISTORY OF INCURRING NET LOSSES IN OUR OPERATIONS.

     Airplanes Group has incurred net losses since its inception and expects to continue to incur substantial and increasing net losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of these net losses.

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

THE SERVICER WILL NOT BE LIABLE TO US FOR LOSSES WE INCUR IN CONNECTION WITH ITS PERFORMANCE OF THE SERVICES.

     The servicer will not be liable to us for losses we incur in connection with its performance of the services, except where a court has finally adjudicated that the losses have been directly caused by the servicer's willful misconduct or gross negligence. In addition, we have agreed to indemnify the servicer on an after-tax basis for a broad range of losses in connection with its performance of the services. Any such indemnification payments would rank senior to payments on the notes and certificates, which would further reduce funds available to make payments on the notes and certificates.

WE DEPEND ON SWAP COUNTERPARTIES IN MANAGING INTEREST RATE RISKS. IF OUR SWAP COUNTERPARTIES DEFAULT, OR IF WE ARE UNABLE TO FIND SUITABLE SWAP
COUNTERPARTIES, THERE MAY BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASH FLOW.

     We manage interest rate risks arising from any mismatch between fixed and floating rate lease rental payments and fixed and floating rate interest obligations through swaps and other derivative instruments. This strategy for managing interest rate risks is dependent upon our ability to enter into interest rate swaps with eligible counterparties and on the counterparties fulfilling their contractual obligations. If a counterparty defaults or if we are unable to find eligible counterparties willing to enter into interest rate swaps with us because of our financial condition, a mismatch between our fixed and floating rate interest obligations and fixed and floating rate lease receipts may arise, which could further harm our cash flow and adversely affect our ability to make payments on the notes and certificates.

GECAS, THE SERVICER, MAY HAVE CONFLICTS OF INTEREST IN MANAGING OUR PORTFOLIO AS A RESULT OF ITS OTHER AIRCRAFT MANAGEMENT ACTIVITIES.

     In addition to acting as the servicer for Airplanes Group, GECAS manages a large portfolio of aircraft owned by its affiliates, including the GE group of companies, and third parties, including other securitization vehicles such as Lease Investment Flight Trust and Aircraft Finance Trust. GECAS also arranges aircraft or engine financings and other lease transactions and GE Capital, an affiliate of GECAS, is the owner of the class E notes. GECAS may therefore face conflicts of interest in managing and marketing our portfolio for re-lease or sale. The aircraft it manages for itself or others may compete with our aircraft when they are being marketed for re-lease or sale. These conflicts will arise as decisions affecting some aircraft that GECAS is managing or that GECAS or one of its affiliates owns may be adverse to other aircraft also managed by GECAS. The servicing agreement provides that the standard of care applicable in cases where such conflicts arise requires that GECAS not discriminate between aircraft on an unreasonable basis. For a fuller description of the standard of care, see "Item
10. Directors and Executive Officers of the Registrants -- The Servicer -- The Servicing Agreement." While GECAS has agreed to perform the services for us with reasonable care and diligence at all times, GECAS may give preference to its affiliates and other third parties under the terms of its other marketing and servicing arrangements. In addition, GECAS is not obliged to inform us of any conflicts of interest of which it is aware. If, as a result of a conflict of interest, GECAS makes a decision potentially adverse to us, it could have a material adverse effect on the servicing of our aircraft, which may cause additional reduction in our cash flow, thereby potentially adversely affecting the timing or amounts of payments on the notes and certificates. See "Item 10. Directors and Executive Officers of the Registrants -- The Servicer" for more information on the activities of the servicer.

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

     The market for commercial jet aircraft is cyclical and can produce sharp increases or decreases in aircraft values and lease rates depending on the level of supply or demand. During the past year, there was a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. The effects of this downturn were exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout. This has resulted in a sharp increase in the availability of aircraft for lease leading to significant overcapacity, increased downtime, declines in lease rates, additional lease restructurings, unanticipated redeliveries of aircraft with associated costs, and a fall in the realizable value for aircraft (particularly older technology models) in open market sales.

     Airlines increasingly prefer jet aircraft to turboprop aircraft, and new generation Stage 3 aircraft to older Stage 3 aircraft (which make up a significant proportion of our portfolio), and so the markets for these types of aircraft remain unfavorable in terms of both aircraft values and lease rates, particularly following the events of September 11, 2001.

     The conditions in the aircraft market depend upon, among other things, the business cycle for the lessees and buyers, as well as general economic conditions worldwide or in specific regions. The condition of the market at the time when any of our aircraft are being marketed for re-lease or sale will affect our ability to re-lease or sell those aircraft on satisfactory terms. Unsatisfactory market conditions, such as those we are currently experiencing, mean that the lease rates and, where applicable, sales proceeds that we obtain are unfavorable and less than those assumed in the 2001 Base Case, resulting in decreased cash flows available to make payments on the notes and certificates.

THE AIRCRAFT VALUES AND LEASE RATES FOR AIRCRAFT MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF FACTORS OUTSIDE OUR CONTROL AND AFFECT OUR CASH FLOW.

     Decreases in aircraft values or lease rates may cause a decrease in our cash flows. Depending on market conditions, we may be unable to re-lease or sell aircraft on terms that will allow us to make payments on the notes and certificates. Aircraft values and lease rates depend on various factors that are outside our control, including:

     - general economic conditions affecting lessee operations as discussed above, including passenger demand and the cost of fuel and other expenses;

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

     - the number of operators using a particular type of aircraft (which may be reduced by bankruptcy or industry consolidation) and the supply of that type of aircraft;

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

     As of March 31, 2002, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of our portfolio by appraised value as of January 31, 2002 and, in addition, each of the B737-300, B737-500, B767-300ER, DC8, MD-11 and F-100 models of aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2002. Furthermore, at March 31, 2002, widebody aircraft comprised more than 15%, and turboprop aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2002. The concentration on particular models or types of aircraft magnifies the adverse impact to our cash flow of a decline in lease rates or aircraft values for these models or types of aircraft and of specific governmental or technical regulations imposed on those aircraft types. In this connection, we have seen
(x) decreasing popularity of the turboprop aircraft, the cessation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2002, accounted for approximately 3% of our portfolio by appraised value as of January 31, 2002, and (z) Airworthiness Directives ("ADS") with respect to the MD-80s, MD-11s and B737s, all as described more fully below in "-- The Aircraft, Related Leases and Collateral." These events have caused, and are likely to continue to cause, our overall lease rates and the aircraft values to significantly decrease and may cause us to incur significant costs which would further reduce our cash flow.

THE ACTUAL MARKET VALUE OF THE AIRCRAFT MAY BE LESS THAN THE APPRAISED VALUE AND PROCEEDS FROM DISPOSITIONS OF THE AIRCRAFT MAY BE INADEQUATE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The appraised values of the aircraft are determined based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models or manufacturers ceasing production, and expected declines in lease rates. Appraised values for an aircraft do not necessarily reflect the market value for the aircraft at a specific time and you should not rely on appraised values as an indication of the price that we could obtain if we sold an aircraft. The aircraft market is cyclical and there may be imbalances of supply and demand at any one time, especially for specific aircraft types. At the high point in the industry cycle, the current market value of some aircraft may be at or above their appraised values while the current market value of others may be significantly less than their appraised values. At a low point in the industry cycle such as we are experiencing currently, the current market value of most aircraft types is likely to be less, or in many cases, much less, than appraised values and neither market value nor appraised value should be relied upon as a measure of realizable value. If we sell an aircraft to repay the notes, the proceeds may be significantly less than its appraised value. We may therefore have insufficient cash to make payments on the notes to pass through to the certificateholders. Market values may also be affected adversely by poor market lease rates for aircraft at any given time.

SOME OF OUR LESSEES MAY EXERCISE PURCHASE OPTIONS AT PRICES THAT ARE LESS THAN THE PROPORTIONATE SHARE OF THE UNPAID PRINCIPAL OF THE NOTES AND CERTIFICATES ALLOCABLE TO THE RELEVANT AIRCRAFT THEREBY REDUCING CASH AVAILABLE TO US TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     As of March 31, 2002, eight lessees had options to purchase a total of 19 aircraft, representing 4.79% of our portfolio by appraised value as of January 31, 2002. There is a risk that the purchase prices may be less than the proportionate share of the unpaid principal of the notes and certificates allocable to the aircraft being purchased. If those options are exercised, there could be additional reductions in the amount, or a delay in the timing, of payments on the notes and certificates.

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

OUR LESSEES MAY FAIL TO MAINTAIN REGISTRATION OF OUR AIRCRAFT, WHICH MAY AFFECT THEIR ABILITY TO MAKE PAYMENTS TO US AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

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

     The availability of newer, more technologically advanced aircraft could adversely affect our ability to re-lease or sell our aircraft because lessees and buyers of used aircraft tend to favor these newer, more technologically advanced models. Within the last year, particularly following the events of September 11, 2001, demand for some older narrowbody Stage 3 aircraft, which make up a significant proportion of our portfolio, has been adversely affected by the availability of new generation narrowbody Stage 3 aircraft. Although this risk is common to all aircraft lessors, it is particularly significant for us because we have a comparatively older portfolio and will need to re-lease all of our aircraft at least once before the final maturity date of the certificates. Our ability to manage these technological risks through modifications to aircraft and sales of aircraft is limited by the significant costs of modifications and by the restrictions imposed on modifications to and sale of aircraft under the indentures.

     In addition, in light of the age of our fleet, should the current oversupply of aircraft continue in the longer term, certain of our aircraft may become obsolete earlier than the useful life expectancies assumed in the 2001 Base Case and/or we may be unable to realize the residual values assumed in the 2001 Base Case at the end of the useful lives of certain of our aircraft.

INCREASED REGULATION OF THE AIRCRAFT INDUSTRY MAY CAUSE US TO INCUR MORE EXPENSES OR MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The aircraft industry is heavily regulated and aviation authorities may adopt additional regulations in jurisdictions where our aircraft are registered or operate. In particular, governmental regulations, especially in North America and Europe, impose increasingly strict noise and emissions levels and enhanced safety and security requirements for aircraft, such as fire safety insulation, traffic collision avoidance systems and emergency locator transmitters. We may have to incur significant costs in order to comply with additional regulations. In addition, because our portfolio is composed of a significant number of older aircraft and we have a heavy concentration of some types of aircraft, increasingly stringent noise or emissions regulations that disproportionately affect older aircraft or particular types of aircraft, such as the U.S. Federal Aviation Administration ("FAA") fire safety regulations on MD-80 and MD-11 aircraft, could have a significant adverse impact on our results. We will incur significant costs in order to comply with these regulations. For example, it will cost an estimated $14.1 million to comply with the MD-11 and MD-80 fire safety regulations, $3.4 million of which has been incurred in the year to March 31, 2002 in relation to seven aircraft. In addition, aircraft that fail to comply with noise or emissions regulations could be prohibited from flying into some jurisdictions, which will adversely affect their values and lease rates.

RISKS RELATING TO THE LEASES AND CASH FLOWS FROM LEASE PAYMENTS

THE RENTAL PAYMENTS AND SALE PROCEEDS FROM THE AIRCRAFT MAY NOT BE ADEQUATE TO SUPPORT THE REQUIRED PAYMENTS ON THE NOTES AND CERTIFICATES.

     Our primary sources of cash flow are payments under the leases and proceeds from the sale of aircraft. This cash flow is affected by our ability to manage maintenance and other costs, collect payments under the leases and maintain a constant stream of cash flows by re-leasing aircraft upon lease expiration or termination and by selling aircraft on favorable terms. It is also dependent on factors outside our control, such as performance by the lessees and the service providers, exercise by lessees of any purchase or early termination options, and external economic factors such as those discussed above under "Risk Factors -- Risks Relating to the Aircraft." It is therefore possible that we may not have enough funds from these rental payments and sale proceeds to make payments on the notes and certificates.

     The appraised value of our portfolio has declined at a rate greater than that originally expected in our 1996 Base Case and our overall cash performance has been weaker than was assumed in the 2001 Base Case. These factors, which were exacerbated by the events of September 11, 2001 and the subsequent and continuing political and economic fallout have led to the downgrading of the class C and class D certificates. If these conditions continue, cash flow available to make payments on the notes and certificates will be reduced with the potential consequences described above under "-- Risks Relating to Payment on the Notes and Certificates."

OUR OPERATIONAL AND FINANCIAL RESTRICTIONS MAY AFFECT OUR ABILITY TO COMPETE AND MAINTAIN THE CASH FLOW TO REPAY THE NOTES AND CERTIFICATES.

     The indentures and constitutive documents of Airplanes Limited and Airplanes Trust impose restrictions on how we operate our business. These restrictions may limit our ability to compete against other lessors who are not subject to similar restrictions or who have greater financial resources than we do. For example, we are not permitted to grant concessionary rental rates to airlines in return for equity investments in the airlines. Additionally, we cannot sell aircraft at prices below a specified target price except in limited circumstances and in limited aggregate amounts, which may restrict our ability to sell aircraft to generate cash flow. For example, the current market value of our MD-11s is below the specified target sales price, which prevents us from selling these aircraft in compliance with the indenture requirements. See "The Aircraft, Related Leases and Collateral -- The Lessees -- Commercial Opportunities for our MD-11 Aircraft" below for more information on our MD-11 aircraft. There are also restrictions on who we can lease our aircraft to and limits on leasing to lessees in particular geographic regions. Many competing aircraft lessors do not operate under similar restrictions or have a stronger financial position or other strengths and therefore have a competitive advantage over us when negotiating leases and sales. These restrictions could adversely affect the amount and timing of cash flows and payments on the notes and certificates.

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

     - reduced number of potential lessees as airlines consolidate or file for bankruptcy;

     -  competition from other lessors; and

     -  restrictions on our flexibility imposed by the indentures.

     The events of September 11, 2001, together with a general downturn in international economic conditions, have resulted in an oversupply of aircraft available for lease, increased downtime and a decline in lease rates.

     The following table shows the number and type of aircraft as of March 31, 2002 that we must re-lease during the next five years. The table assumes that
(1) no lease terminates early, (2) there are no sales of aircraft and (3) existing letters of intent will result in leases. Additional aircraft may need to be re-leased if they become available through early terminations, if letters of intent do not result in leases or if new leases are for short terms.

   AIRPLANES GROUP EXPECTED LEASE PLACEMENT REQUIREMENT AS OF MARCH 31, 2002

                                                                  YEAR ENDING DECEMBER 31,
                                                            ------------------------------------
AIRCRAFT TYPE                                               2002    2003    2004    2005    2006
-------------                                               ----    ----    ----    ----    ----
A300-B4-200.............................................      1      --       1       1      --
A300-C4-200.............................................     --      --      --      --      --
A320-200................................................      1       7       4      --      --
ATR42-300...............................................      1       2      --      --       1
B727-200A...............................................      1      --      --      --      --
B737-200A...............................................      3       2       4       4       4
B737-300................................................      1       1      --       1       4
B737-400................................................      2       6       6       5       3
B737-500................................................     --       2       3       1       3
B757-200................................................      1      --      --       2      --
B767-200ER..............................................     --      --      --      --       1
B767-300ER..............................................      1       2       1      --      --
DC8-71F.................................................      4       5       7       2      --
DC8-73F.................................................     --      --       1      --      --
DC9-32..................................................     --       6      --      --      --
DC9-51..................................................      3      --      --      --      --
DHC8-100................................................      2       1       1       2      --
DHC8-300................................................      4       6       2      --      --
DHC8-300C...............................................     --      --       2      --      --
F-100...................................................     --      --      --       8      --
MD-11...................................................     --      --       3      --      --
MD-82...................................................     --      --       2      --      --
MD-83...................................................      4       5       8       5      --
MD-87...................................................     --      --      --       1      --
METRO-III...............................................      3      --      --      --      --
                                                            ---     ---     ---     ---     ---
Total...................................................     32      45      45      32      16
                                                            ===     ===     ===     ===     ===

     Our longest lease is scheduled to expire in November 2012. Therefore we will be required to re-lease all of our aircraft at least once before the final maturity date for the certificates. We currently expect that the turboprop aircraft, older widebody aircraft, Stage 2 aircraft and some older Stage 3 narrowbody aircraft will prove difficult to re-lease because of the factors noted above. If we cannot on a timely basis re-lease the aircraft that are coming off lease or can only re-lease them at lease rates lower than the lease rates assumed in our 2001 Base Case, cash flow available to make payments on the notes and certificates will be reduced with the potential consequences described above under "-- Risks Relating to Payment on the Notes and Certificates." There are currently 54 aircraft which are scheduled to come off lease within a year from March 31, 2002. Our forecasts assume that future lease rates for many of these aircraft will be lower than currently contracted rates.

WE MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES, CONSENTS AND APPROVALS, AND CONSEQUENTLY OUR CASH FLOW MAY BE REDUCED.

     A number of lessees require specific licenses, consents or approvals for different aspects of the lease. These include consents from governmental or regulatory authorities to make payments under the leases and to the import, re-export or de-registration of the aircraft. If we cannot obtain the required governmental licenses, consents and approvals, if these requirements are increased by subsequent changes in applicable law or administrative practice, or if the licenses, consents or approvals are withdrawn, we may be unable to re-lease or sell our aircraft. In that case, our cash flow would be further reduced thereby adversely affecting our ability to make payments on the notes and certificates.

LESSEES MAY NOT PERFORM REQUIRED AIRCRAFT MAINTENANCE, CAUSING THE AIRCRAFT VALUES AND LEASE RATES TO DECLINE AND THEREBY REDUCING OUR CASH FLOW.

     The standard of maintenance observed by our lessees and the condition of the aircraft at the time of lease or sale may affect the aircraft values and lease rates on our aircraft. If a lessee fails to perform required or recommended maintenance on an aircraft during the term of the lease or does not comply with all applicable governmental requirements, the aircraft could be grounded and we may incur substantial costs to restore the aircraft to an acceptable maintenance condition before its re-lease or sale. Also, an increasing number of lessees with better credit no longer provide any cash maintenance reserves. If the lessees do not perform their maintenance obligations in any month, or if the maintenance costs for any month exceed the maintenance payments made by the lessees or are more than our maintenance reserves, we will have to fund these maintenance costs out of cash flow from the leases for that month. As a result, our cash flow may be volatile from month to month and it may harm our ability to make payments on the notes and certificates after paying significant maintenance costs, especially as the aircraft age.

OUR AIRCRAFT INSURANCE MAY NOT BE AVAILABLE OR MAY NOT BE ADEQUATE TO COVER THE LOSSES OR LIABILITIES WE INCUR, REDUCING CASH OTHERWISE AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     Our lessees are required under the leases to maintain property and liability insurance covering their operation of the aircraft and to indemnify us against any damages. Although we believe that this insurance will be adequate to cover all likely claims, we cannot guarantee that losses and liabilities from one or more aviation accidents and other catastrophic events will not exceed the insurance coverage limits. If the proceeds of insurance held by the lessees or contingent policies held by us do not cover the losses or liabilities we incur, or if our lessees default in fulfilling their insurance or indemnification obligations, we would have to cover these losses or liabilities which would reduce cash flow available to make payments on the notes and certificates.

     The effects of the events of September 11, 2001, have included, amongst other things, increased insurance premiums required by the insurance markets. In particular, airlines worldwide are currently experiencing difficulties in maintaining war insurance cover and some other types of insurance cover in the amounts required under their leases with us and other lessors. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, and the emergence of a limited available insurance market, in the absence of longer term satisfactory solutions on this matter, it may be necessary for certain aircraft to be grounded. This would likely reduce our cash flows if, as a result, aircraft were returned early and/or we do not receive rental payments from lessees which are affected by such developments.

OUR HEDGING POLICY MAY NOT ADEQUATELY MANAGE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS, AND WE MAY NOT BE ABLE TO PURCHASE AN ADEQUATE PORTFOLIO OF SWAPTIONS IF REQUIRED TO MITIGATE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS. IN THIS CASE, THERE COULD BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASH FLOW.

     We manage our interest rate risks, including the associated lessee credit risks, through the use of swaps and, as necessary, swaptions which we enter into with third parties. However, our hedging policy may not adequately manage these risks. Following consultation with the rating agencies, it is not currently proposed to purchase any further swaptions primarily due to the low interest rate environment and our current cash flow performance. We may also have insufficient cash flow available to purchase the total amount of any swaptions required or, in light of our current financial condition and our current or future ratings, we may be unable to find counterparties willing to enter into swaps with us. If our hedging policy does not adequately manage our interest rate risks, including the associated lessee credit risks, we cannot find counterparties or we do not have sufficient cash flow to purchase the total amount of any swaptions required, a mismatch between our fixed and floating rate interest obligations and fixed and floating rate lease receipts may arise, which could harm our cash flow and adversely affect our ability to make payments on the notes and certificates.

WITHHOLDING TAXES MAY BE IMPOSED ON LEASE RENTALS, INCREASING OUR COSTS AND REDUCING OUR CASH FLOW.

     We have tried to structure our leases so that either withholding taxes do not apply to lease payments or, if withholding taxes do apply, the lessees are obliged to pay corresponding additional amounts so that we always receive the full lease payment. However, if withholding taxes must be paid and we cannot recover additional amounts from the lessees, that would further reduce funds available to make payments on the notes and certificates.

RISK OF LESSEE DEFAULT

LESSEES IN WEAK FINANCIAL CONDITION COULD FAIL TO MAKE LEASE PAYMENTS, CAUSING OUR REVENUES TO FALL BELOW THE LEVEL REQUIRED TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     There is a significant risk that lessees in weak financial condition may default on their obligations under the leases. If lessees do not make rent and maintenance payments or are significantly in arrears, we may have less cash flow available to make payments on the notes and certificates. The ability of each lessee to perform its obligations under its lease depends primarily on its financial condition, which may be affected by many factors beyond its control, including competition, fare levels, passenger demand, currency exchange rates, operating costs (including fuel and labor costs), cost and availability of financing, and environmental and other governmental regulation. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the general economic conditions of the geographic regions where our lessees operate also affects their ability to meet their lease obligations. Since the majority of our leases require lease payments in U.S. dollars, any weakness in the local currency in which a lessee operates against the U.S. dollar could also adversely affect its ability to pay us.

     The events of September 11, 2001, together with world economic conditions, have resulted in a number of our lessees experiencing financial difficulties. Two significant European carriers (Sabena and Swissair) have since filed for bankruptcy and major European and American carriers have announced large losses. We have agreed to rental holidays, rental restructurings, the early return of aircraft and similar measures for a number of lessees. You should expect that some of our current or future lessees will continue to be in a weak financial position, and a sizeable proportion of our lessees will continue to be in significant arrears on their rental or maintenance payments at any particular time.

     The current level of defaults and arrears may not be representative of future defaults and arrears, and defaults and arrears may increase if the airline industry faces continued difficulties. Some regions where our lessees are based, such as Asia or Latin America, may be more susceptible than others to economic downturns. See "-- The Aircraft, Related Leases and Collateral -- The Lessees" below for a more detailed discussion of the regional concentrations of our lessees and economic conditions which may impact their financial condition and ability to perform their obligations to us. Whatever the cause, any financial weakness on the part of our lessees may result in reduced cash flows available to us to make payments on the notes and certificates.

WE MAY NOT BE ABLE TO TERMINATE LEASES OR REPOSSESS AIRCRAFT WHEN A LESSEE DEFAULTS, CAUSING US TO INCUR UNEXPECTED REPOSSESSION COSTS THAT REDUCE OUR CASH FLOW.

     If there is an event of default under a lease, we have the right to terminate the lease and repossess the aircraft. However, it may be difficult, expensive and time-consuming for us to enforce our rights in some circumstances, especially if the lessee contests the termination or is bankrupt or under court protection. Delays resulting from proceedings to repossess an aircraft add to the period when the aircraft is not generating cash flow for us. In addition, we may incur significant costs in trying to repossess an aircraft and in performing maintenance and other work necessary to make the aircraft available for re-lease or sale, including retrieval or reconstruction of aircraft records. We may also incur swap breakage costs. Our efforts to repossess an aircraft following a lessee's default may also be limited by the laws of the local jurisdiction which may delay or prevent repossession. If we do terminate a lease and repossess the aircraft, we may be unable to re-lease the aircraft promptly and/or at a satisfactory lease rate. All of this may adversely affect the cash flow available to make payments on the notes and certificates.

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

     AeroUSA and its wholly owned subsidiary, AeroUSA 3 Inc. (together, the "AEROUSA GROUP"), filed U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. (now known as debis AirFinance, Inc.) and its subsidiaries (together, the "DEBIS AIRFINANCE U.S. TAX GROUP") through November 20, 1998. Since November 20, 1998, the AeroUSA group has filed U.S. federal consolidated tax returns and certain state and local tax returns with GE and its subsidiaries (together, the "G.E. TAX GROUP"). As members of the consolidated tax groups, the AeroUSA group is jointly and severally liable for the applicable U.S. federal or state and local tax liabilities of the debis AirFinance U.S. tax group for the period through November 20, 1998 and of the GE U.S. tax group for the period since November 20, 1998. There are ongoing U.S. federal, state and local tax audits with respect to taxes previously reported by the debis AirFinance U.S. tax group.

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

     Prior to GE Capital's acquisition of the class E notes, Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries qualified for treaty benefits by virtue of a ruling obtained by AerFi Group (now known as debis AirFinance Ireland) from the U.S. competent authority, which applied to AerFi Group and its qualified affiliates. Following the acquisition of the class E notes by GE Capital, Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries ceased to be affiliates of AerFi Group. Airplanes Holdings applied for its own ruling on similar grounds to those on which the AerFi Group ruling was based. On October 20, 2001, the ruling by the U.S. competent authority was granted to Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries. There can be no assurance that the activities of the servicer or the administrative agent will not subject Airplanes Limited, Airplanes Holdings and Airplanes Holdings' non-U.S. subsidiaries to U.S. federal income tax on some or all of their income in the future.

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

WE MAY LOSE IRISH CORPORATE TAX BENEFITS WHICH WOULD REDUCE OUR CASH FLOW AND IMPAIR OUR ABILITY TO REPAY THE NOTES AND CERTIFICATES.

     Airplanes Limited owns 95% of the capital stock of Airplanes Holdings and GECAS owns the remaining 5%. The 5% shareholding by GECAS is intended to entitle Airplanes Holdings and some of its Irish tax-resident subsidiaries to continue to be eligible for a reduced rate of corporate tax and other corporate tax benefits for Shannon, Ireland certified companies, including a preferential 10% corporate tax rate. If GECAS reduces or relocates its operations for any reason so that it fails to maintain, among other things, specified employment levels in Ireland, or if GECAS resigns or its appointment is terminated in accordance with the terms of the servicing agreement, then Airplanes Holdings and those other companies (a) may become subject to Irish corporate taxation at general Irish statutory rates, which are currently 20% for trading income, and are expected to fall to 12.5% for 2003 and subsequent years, and (b) may lose the ability to deduct interest payments to Airplanes Limited from their income in calculating their liability to Irish tax. The loss of these tax benefits would likely have a materially adverse effect on Airplanes Limited's ability to make payments on its notes and guarantees.

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

     We have taken steps to structure Airplanes Group and our transactions, especially the 1996 transaction whereby we acquired our portfolio of aircraft from GPA Group (now known as debis AirFinance Ireland), to ensure that our assets would not be consolidated with the assets of debis AirFinance Ireland and would not become available to debis AirFinance Ireland's creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. If debis AirFinance Ireland or any of its subsidiaries becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from debis AirFinance Ireland's assets or that debis AirFinance Ireland's transfer of aircraft to us in 1996 was improper. As a result, the aircraft and our other assets could become available to repay debis AirFinance Ireland's creditors and we could lose all of our rights in the aircraft and our other assets. If that happens, we would have less cash flow available to make payments on the notes and certificates.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

OVERVIEW

     As of March 31, 2002, our portfolio comprised a total of 186 aircraft, of which 180 aircraft were on lease to 64 lessees in 33 countries and 6 aircraft were off-lease. At March 31, 2002, one of these off-lease aircraft was subject to a letter of intent for lease. As of the date of this Form 10-K, the aircraft subject to the letter of intent for lease had been delivered to the lessee, one of the five unplaced off-lease aircraft had become subject to a lease contract and been delivered to the lessee, one aircraft had become subject to a letter of intent for lease, one aircraft had become subject to a letter of intent for sale, one aircraft had been sold and one aircraft was available for marketing. Since March 31, 2002, a further nine aircraft had become off-lease, of which two have been sold, two were subject to letters of intent for lease and five were available for marketing. As of March 31, 2002, the weighted average remaining contracted lease term of our portfolio (by appraised value as of January 31, 2002 and without giving effect to purchase options or extension options) was 27 months. Our longest lease is scheduled to expire in November 2012. Therefore we will be required to re-lease all of our aircraft at least once before the final maturity date of the certificates. See "Risk Factors -- Risks Relating to the Leases and Cash Flows for Lease Payments" for a description of the risks certificateholders could face if aircraft are not re-leased.

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

     For the appraisals as of January 31, 2002, we obtained independent appraisals from three independent appraisers and calculated the appraised value of each aircraft by taking the average of the three appraisals. On this basis, the average appraised value for our portfolio of 186 aircraft was approximately $2,799.1 million as of January 31, 2002, as compared to $3,113.2 million for the same 186 aircraft based on appraisals as of January 31, 2001.

     The appraised value of each aircraft in our portfolio by each of the three independent appraisers as of January 31, 2002 can be found in "Airplane Group Portfolio Analysis" below. The aggregate appraised values calculated by each of the three independent appraisers for our portfolio, calculated by adding up the appraised value by that appraiser of each aircraft in our portfolio, are as follows:

                                                                      AGGREGATE
                                                                   APPRAISED VALUE
APPRAISER                                                       AS OF JANUARY 31, 2002
---------                                                       ----------------------
                                                                    (IN MILLIONS)
Airclaims Limited...........................................           $2,683.2
Aircraft Information Services, Inc..........................            2,748.9
BK Associates, Inc..........................................            2,965.1
Average of three appraisers.................................           $2,799.1

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

     As of March 31, 2002, 96.81% of the aircraft in our portfolio by appraised value as of January 31, 2002 held or were capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations (assuming for this purpose that turboprop aircraft are Stage 3 aircraft). We refer to this as being "STAGE 3" compliant and call these aircraft "STAGE 3 AIRCRAFT."

     The remaining 3.19% of the aircraft by appraised value as of January 31, 2002 held or were capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations but do not comply with the requirements for a Stage 3 aircraft. We refer to this as being "STAGE 2" compliant and call these aircraft "STAGE 2 AIRCRAFT." Most jurisdictions have adopted these U.S. classifications, which consider Stage 2 aircraft that have been hushkitted to be Stage 3 aircraft. For purposes of the table below, Stage 2 aircraft that have been hushkitted are considered to be Stage 3 aircraft and referred to as "STAGE 3HK."

     The following table lists the aircraft by type and number as of March 31, 2002 and the percentage of our portfolio they represent by appraised value as of January 31, 2002. For the purpose of this table, turboprop aircraft are considered to be Stage 3 aircraft.

                                                                                      % OF PORTFOLIO BY
                                                                                      APPRAISED VALUE AS
                                                     NUMBER OF                          OF JANUARY 31,
MANUFACTURER                      TYPE OF AIRCRAFT   AIRCRAFT    BODY TYPE    STAGE          2002
------------                      ----------------   ---------   ----------   -----   ------------------
Boeing (47.79%).................  B727-200A               1      Narrowbody      2            0.09%
                                   B737-200A             14      Narrowbody      2            1.64
                                   B737-200A              3      Narrowbody    3hk            0.60
                                   B737-300               8      Narrowbody      3            5.48
                                   B737-300QC             2      Narrowbody      3            1.17
                                   B737-400              22      Narrowbody      3           17.79
                                   B737-500              11      Narrowbody      3            7.46
                                   B747-200SF             1      Freighter       3            0.89
                                   B757-200               3      Narrowbody      3            3.76
                                   B767-200ER             1      Widebody        3            1.45
                                   B767-300ER             4      Widebody        3            7.45
McDonnell Douglas (29.00%)......  DC8-71F                18      Freighter       3            7.59
                                   DC8-73CF               1      Freighter       3            0.56
                                   DC9-32                 6      Narrowbody      2            0.36
                                   DC9-51                 3      Narrowbody      2            0.21
                                   MD-11                  3      Widebody        3            5.70
                                   MD-82                  2      Narrowbody      3            0.95
                                   MD-83                 23      Narrowbody      3           13.19
                                   MD-87                  1      Narrowbody      3            0.44
Airbus (12.15%).................  A300-B4-200             2      Widebody        2            0.48
                                   A300-C4-200            1      Widebody        2            0.42
                                   A320-200              12      Narrowbody      3           11.25
Fokker (5.64%)..................  F-100                  16      Narrowbody      3            5.64
De Havilland of Canada            DHC8-100                6      Turboprop       3            0.93
  (4.61%).......................   DHC8-300              13      Turboprop       3            3.20
                                   DHC8-300C              2      Turboprop       3            0.47
ATR (0.71%).....................  ATR42-300               4      Turboprop       3            0.71
Fairchild (0.10%)...............  METRO-III               3      Turboprop       3            0.10
                                                        ---                                 ------
  Total.........................                        186                                 100.00%
                                                        ===                                 ======

     The following table sets forth the exposure of our portfolio by lessee as of March 31, 2002 according to the number of aircraft and the appraised value as of January 31, 2002.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
LESSEE(1)                                                       AIRCRAFT            2002
---------                                                       ---------    ------------------
Air Canada Capital Limited..................................         8               9.32%
Viacao Aerea Rio-Grandense S.A. (VARIG).....................         3               5.70
Turk Hava Yollari A.O. (THY Turkish Airlines)...............         7               5.57
Aerovias Nacionales de Colombia S.A. (AVIANCA)..............         6               5.05
BAX Global Inc..............................................        10               4.13
MyTravel Airways............................................         4               3.80
Spanair S.A. ...............................................         6               3.34
Compania Mexicana de Aviacion, S.A. de C.V. (MEXICANA)......         8               2.90
Rio-Sul Servicos Aereos Regionais S.A. .....................         5               3.39
TAM Transportes Aereos Meridionais S.A. ....................         8               2.74
China Southern Airlines Company Limited.....................         4               2.71
Malev Hungarian Airlines plc................................         3               2.59
TWA Airlines LLC............................................         2               2.40
Compania Hispano Irlandesa de Aviacion S.A. (FUTURA)........         3               2.41
Philippine Airlines Inc. (PAL)..............................         3               2.36
Aerovias de Mexico, S.A. de C.V. (AEROMEXICO)...............         9               1.75
Meridiana SpA...............................................         3               1.83
Compagnie Nationale Air France (AIR FRANCE).................         2               1.80
Schreiner Airways B.V. .....................................         7               1.69
P T Garuda Indonesia........................................         2               1.61
Air One SpA.................................................         4               3.09
Pegasus Hava Tasimaciligi A.S. .............................         2               1.46
Asiana Airlines Inc. .......................................         2               1.46
Emery Worldwide Airlines, Inc. .............................         3               1.46
Arkia Israeli Airlines......................................         1               1.29
Aircraft International Leasing Limited (A.I.L.L.) (2).......         3               1.26
Transportes Aereos Mercantiles Pan Americanos S.A.
  (TAMPA)...................................................         3               1.30
China Xinjiang Airlines.....................................         1               1.26
Shandong Airlines ..........................................         2               1.17
Nouvelair Tuinise...........................................         2               1.10
Other (34 lessees)..........................................        54              14.28
Off-lease (3)...............................................         6               3.81
                                                                   ---             ------
  Total.....................................................       186             100.00%
                                                                   ===             ======

---------------

(1)  Total number of lessees = 64

(2)  A.I.L.L. is an indirect 100% subsidiary of Lan Chile.

(3) As of March 31, 2002, one of the six off-lease aircraft was subject to a letter of intent for lease to a new lessee. As of the date of this Form 10-K, the aircraft subject to the letter of intent for lease had been delivered to the lessee, one of the five unplaced off-lease aircraft had become subject to a lease contract and had been delivered to the lessee, one aircraft had become subject to a letter of intent for lease, one aircraft had become subject to a letter of intent for sale, one aircraft had been sold and one aircraft was available for marketing. Since March 31, 2002, a further nine aircraft had become off-lease, of which two have been sold, two were subject to letters of intent for lease and five were available for marketing.

     The following table sets forth the exposure of our portfolio by country of domicile of lessees as of March 31, 2002 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2002.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
COUNTRY(1)                                                      AIRCRAFT            2002
----------                                                      ---------    ------------------
United States of America....................................        24              10.81%
Brazil......................................................        16              11.83
Canada......................................................         8               9.32
Spain.......................................................         9               5.75
Turkey......................................................        10               7.44
Colombia....................................................        10               6.56
Mexico......................................................        17               4.65
Italy.......................................................         8               5.38
United Kingdom..............................................        10               5.46
China.......................................................         7               5.14
Chile.......................................................         6               1.62
Indonesia...................................................         9               2.55
Hungary.....................................................         3               2.58
France......................................................         3               2.42
Netherlands.................................................         7               1.69
South Korea.................................................         2               1.46
Philippines.................................................         3               2.36
Tunisia.....................................................         3               1.84
Israel......................................................         1               1.29
Other (14 countries)........................................        24               6.06
Off-lease...................................................         6               3.81
                                                                   ---             ------
  Total.....................................................       186             100.00%
                                                                   ===             ======

---------------

(1)  Total number of countries = 33

(2) As of March 31, 2002, one of the six off-lease aircraft was subject to a letter of intent for lease to a lessee in Iceland. As of the date of this Form 10-K, the aircraft subject to the letter of intent for lease had been delivered to the lessee, one of the five unplaced off-lease aircraft had become subject to a lease contract and had been delivered to the lessee in Turkey, one aircraft had become subject to a letter of intent for lease to a lessee in Cyprus, one aircraft had become subject to a letter of intent for sale, one aircraft had been sold and one aircraft was available for marketing. Since March 31, 2002, a further nine aircraft had become off-lease, of which two have been sold, two were subject to letters of intent for lease and five were available for marketing.

     The following table sets forth the exposure of our portfolio by regions in which lessees are domiciled as of March 31, 2002 according to the number of aircraft and the appraised value of our portfolio as of January 31, 2002.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
REGION(1)                                                       AIRCRAFT            2002
---------                                                       ---------    ------------------
Europe (excluding CIS Countries)............................        53              32.07%
Latin America...............................................        59              26.79
North America...............................................        32              20.13
Asia & Far East.............................................        25              13.39
Africa......................................................         3               1.84
Other (including CIS Countries).............................         4               1.69
Australia & New Zealand.....................................         4               0.29
Off-Lease(1)................................................         6               3.81
                                                                   ---             ------
  Total.....................................................       186             100.00%
                                                                   ===             ======

---------------

(1) As of March 31, 2002, one of the six off-lease aircraft was subject to a letter of intent for lease to a lessee in Europe. As of the date of this Form 10-K, the aircraft subject to the letter of intent for lease had been delivered to the lessee, one of the five unplaced off-lease aircraft had become subject to a lease contract and had been delivered to the lessee in Europe, one aircraft had become subject to a letter of intent for lease to a lessee in Europe, one aircraft had become subject to a letter of intent for sale, one aircraft had been sold and one aircraft was available for marketing. Since March 31, 2002, a further nine aircraft had become off-lease, of which two had been sold, two were subject to letters of intent for lease and five were available for marketing.

     The following table sets forth the exposure of the portfolio by year of aircraft manufacture or conversion to freighter as of March 31, 2002 according to the number of aircraft and the appraised value of the aircraft as of January 31, 2002. See note 2 to "Airplanes Group Portfolio Analysis" below for the original manufacture dates for the aircraft that were converted into freighters.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
YEAR OF MANUFACTURE/FREIGHTER CONVERSION                        AIRCRAFT            2002
----------------------------------------                        ---------    ------------------
1988........................................................        15               5.23%
1989........................................................         9               4.77
1990........................................................        19              10.23
1991........................................................        43              23.95
1992........................................................        53              42.62
1993........................................................         7               3.32
Other.......................................................        40               9.89
                                                                   ---             ------
  Total.....................................................       186             100.00%
                                                                   ===             ======

     The following table sets forth the exposure of the portfolio by seat category as of March 31, 2002 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2002.

                                                                                 % OF PORTFOLIO BY
                                                                                 APPRAISED VALUE AS
                                                                    NUMBER OF      OF JANUARY 31,
SEAT CATEGORY    AIRCRAFT TYPES                                     AIRCRAFT            2002
-------------    --------------                                     ---------    ------------------
Less than 51     DHC8, METRO-III, ATR42.........................        28               5.42%
91-120           B737-200, B737-500, DC9-32/51, MD-87, F-100....        54              16.35
121-170          B727-200, B737-300/300QC/400, MD-82/83,
                 A320-200.......................................        70              49.92
171-240          B757-200, B767-200ER...........................         4               5.22
241-350          B767-300ER, MD-11, A300........................        10              14.06
Freighter        B747-200SF, DC8-71F/73CF.......................        20               9.04
                                                                       ---             ------
                                                                       186             100.00%
                                                                       ===             ======

                       AIRPLANES GROUP PORTFOLIO ANALYSIS
                               AT MARCH 31, 2002

REGION                    COUNTRY                      LESSEE                                    TYPE           ENGINE        MSN
------                    -------                      ------                                 -----------   --------------   -----
Africa..................  Tunisia                      Nouvelair Tunisie                      MD-83         JT8D-219         49631
                          Tunisia                      Nouvelair Tunisie                      MD-83         JT8D-219         49672
                          Tunisia                      Tuninter                               B737-300      CFM56-3C1        24905
Asia & Far East.........  Bangladesh                   GMG Airlines                           DHC8-300      PW123              307
                          China                        China Southern                         B737-500      CFM56-3C1        24897
                          China                        China Southern                         B737-500      CFM56-3C1        25182
                          China                        China Southern                         B737-500      CFM56-3C1        25183
                          China                        China Southern                         B737-500      CFM56-3C1        25188
                          China                        Shandong Airlines Co. Ltd.             B737-300QC    CFM56-3B1        23500
                          China                        Shandong Airlines Co. Ltd.             B737-300QC    CFM56-3B1        23499
                          China                        Xinjiang                               B757-200      RB211-535E4-37   26156
                          Indonesia                    Merpati Nusantara Airlines             B737-200A     JT8D-15          22368
                          Indonesia                    Merpati Nusantara Airlines             B737-200A     JT8D-15          22369
                          Indonesia                    PT Garuda Indonesia                    B737-400      CFM56-3C1        24683
                          Indonesia                    PT Garuda Indonesia                    B737-400      CFM56-3C1        24691
                          Indonesia                    PT Mandala Airlines                    B737-200A     JT8D-17A         22803
                          Indonesia                    PT Mandala Airlines                    B737-200A     JT8D-17A         22804
                          Indonesia                    PT Mandala Airlines                    B737-200A     JT8D-17A         23023
                          Indonesia                    PT Mandala Airlines                    B737-200A     JT8D-15          22278
                          Indonesia                    PT Mandala Airlines                    B737-200A     JT8D-17          21685
                          Malaysia                     Air Asia Sdn. Bhd.                     B737-300      CFM56-3C1        24907
                          Pakistan                     Pakistan Int Airline                   A300-B4-200   CF6-50C2           269
                          Philippines                  Philippine Airlines                    B737-400      CFM56-3C1        24684
                          Philippines                  Philippine Airlines                    B737-400      CFM56-3C1        26081
                          Philippines                  Philippine Airlines                    B737-300      CFM56-3B1        24770
                          South Korea                  Asiana Airlines                        B737-400      CFM56-3C1        24493
                          South Korea                  Asiana Airlines                        B737-400      CFM56-3C1        24520
                          Taiwan                       Far Eastern Air Transport              MD-83         JT8D-219         49950
Australia & New
 Zealand................  Australia                    National Jet Systems                   DHC8-100      PW121              229
                          New Zealand                  New Zealand International Airlines     METRO-III     TPE331-11          705
                          New Zealand                  New Zealand International Airlines     METRO-III     TPE331-11          711
                          New Zealand                  New Zealand International Airlines     METRO-III     TPE331-11          712
Europe..................  Czech Republic               Travel Servis                          B737-400      CFM56-3C1        24911
                          France                       Air France                             A320-200      CFM56              220
                          France                       Air France                             A320-200      CFM56-5A3          203
                          France                       Air Liberte S.A.                       MD-83         JT8D-219         49943
                          Hungary                      Malev                                  B737-400      CFM56-3C1        25190
                          Hungary                      Malev                                  B737-400      CFM56-3C1        26071
                          Hungary                      Malev                                  B737-400      CFM56-3C1        26069
                          Italy                        Air One SpA                            B737-400      CFM56-3C1        24906
                          Italy                        Air One SpA                            B737-400      CFM56-3C1        24912
                          Italy                        Air One SpA                            B737-300      CFM56-3C1        25179
                          Italy                        Air One SpA                            B737-300      CFM56-3C1        25187
                          Italy                        Eurofly S.P.A                          MD-83         JT8D-219         49390
                          Italy                        Meridiana SpA                          MD-83         JT8D-219         49792
                          Italy                        Meridiana SpA                          MD-83         JT8D-219         49935

                                               AVERAGE         % OF PORTFOLIO
                            DATE OF        APPRAISED VALUE      BY APPRAISED
                          MANUFACTURE/   AT JANUARY 31, 2002    VALUES AS OF
REGION                     CONVERSION       (U.S.$000'S)        JAN 31, 2002
------                    ------------   -------------------   --------------
Africa..................  14-Jun-89              16,203             0.58%
                           1-Jul-88              14,622             0.52%
                           1-Feb-91              20,678             0.74%
Asia & Far East.........  1-Dec-91                6,988             0.25%
                           26-Feb-91             17,779             0.64%
                           3-Feb-92              18,906             0.68%
                           14-Feb-92             19,580             0.70%
                           12-Mar-92             19,451             0.69%
                           1-Jun-86              16,213             0.58%
                           1-Jun-86              16,480             0.59%
                           25-Nov-92             35,383             1.26%
                           1-Sep-80               2,730             0.10%
                           1-Sep-80               2,939             0.10%
                           7-Aug-90              22,470             0.80%
                           9-Aug-90              22,731             0.81%
                           14-Feb-83              4,408             0.16%
                           1-Feb-83               4,968             0.18%
                           30-Mar-83              4,068             0.15%
                           19-Mar-80              3,726             0.13%
                           1-Jan-79               3,281             0.12%
                           1-Mar-91              20,797             0.74%
                           11-Aug-83              7,491             0.27%
                           1-Apr-90              21,898             0.78%
                           10-Mar-93             25,149             0.90%
                           1-Oct-90              19,040             0.68%
                           14-Jul-89             20,273             0.72%
                           21-Dec-89             20,502             0.73%
                           1-Nov-91              17,454             0.62%
Australia & New
 Zealand................  1-Sep-90                5,273             0.19%
                           1-Aug-88               1,010             0.04%
                           1-Mar-88                 986             0.04%
                           1-Jun-88                 902             0.03%
Europe..................  1-Apr-91               23,439             0.84%
                           1-Sep-91              25,164             0.90%
                           1-Sep-91              25,214             0.90%
                           1-Jul-91              17,477             0.62%
                           7-Apr-92              23,630             0.84%
                           13-Nov-92             23,994             0.86%
                           2-Nov-92              24,524             0.88%
                           24-Feb-91             21,528             0.77%
                           14-Jun-91             21,908             0.78%
                           12-Feb-92             21,645             0.77%
                           14-Mar-92             21,373             0.76%
                           1-Apr-86              12,986             0.46%
                           1-Nov-89              16,811             0.60%
                           26-Sep-90             16,690             0.60%


REGION                    COUNTRY                      LESSEE                                    TYPE           ENGINE        MSN
------                    -------                      ------                                 -----------   --------------   -----
                          Italy                        Meridiana SpA                          MD-83         JT8D-219         49951
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              283
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              300
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              232
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              244
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              298
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              266
                          Netherlands                  Schreiner Airways                      DHC8-300      PW123              276
                          Norway                       Wideroe's Flyveselskap a/s             DHC8-300      PW123              342
                          Norway                       Wideroe's Flyveselskap a/s             DHC8-300      PW123              293
                          Spain                        Futura                                 B737-400      CFM56-3C1        25180
                          Spain                        Futura                                 B737-400      CFM56-3C1        24689
                          Spain                        Futura                                 B737-400      CFM56-3C1        24690
                          Spain                        Spanair                                MD-83         JT8D-219         49624
                          Spain                        Spanair                                MD-83         JT8D-219         49936
                          Spain                        Spanair                                MD-83         JT8D-219         49709
                          Spain                        Spanair                                MD-83         JT8D-219         49626
                          Spain                        Spanair                                MD-83         JT8D-219         49938
                          Spain                        Spanair                                MD-83         JT8D-219         49620
                          Turkey                       MNG Airlines Cargo                     A300-C4-200   CF6-50C2            83
                          Turkey                       Pegasus                                B737-400      CFM56-3C1        24687
                          Turkey                       Pegasus                                B737-400      CFM56-3C1        24345
                          Turkey                       Turk Hava Yollari                      B737-400      CFM56-3C1        24917
                          Turkey                       Turk Hava Yollari                      B737-400      CFM56-3C1        25181
                          Turkey                       Turk Hava Yollari                      B737-400      CFM56-3C1        25184
                          Turkey                       Turk Hava Yollari                      B737-500      CFM56-3C1        25288
                          Turkey                       Turk Hava Yollari                      B737-500      CFM56-3C1        25289
                          Turkey                       Turk Hava Yollari                      B737-400      CFM56-3C1        25261
                          Turkey                       Turk Hava Yollari                      B737-400      CFM56-3C1        26065
                          United Kingdom               MyTravel Airways                       A320-200      CFM56              301
                          United Kingdom               MyTravel Airways                       A320-200      CFM56              294
                          United Kingdom               MyTravel Airways                       A320-200      CFM56-5A3          349
                          United Kingdom               MyTravel Airways                       A320-200      CFM56              348
                          United Kingdom               Brymon Airways                         DHC8-300      PW123              296
                          United Kingdom               Brymon Airways                         DHC8-300      PW123              334
                          United Kingdom               Go Fly Limited                         B737-300      CFM56-3B2        23923
                          United Kingdom               Heavylift Aviation Holdings Limited    A300-B4-200   CF6-50C2           131
                          United Kingdom               Titan Airways Limited                  ATR42-300     PW120              113
                          United Kingdom               Titan Airways Limited                  ATR42-300     PW120              109
Latin America...........  Antigua                      Caribbean Star                         DHC8-300      PW123              267
                          Antigua                      Liat                                   DHC8-100      PW120-A            113
                          Antigua                      Liat                                   DHC8-100      PW120-A            144
                          Antigua                      Liat                                   DHC8-100      PW120-A            140
                          Antigua                      Liat                                   DHC8-100      PW120-A            270
                          Argentina                    LAPA                                   B737-200A     JT8D-15          22633
                          Argentina                    LAPA                                   B737-200A     JT8D-17          21193
                          Brazil                       Rio Sul                                B737-500      CFM56-3C1        25192
                          Brazil                       Rio Sul                                B737-500      CFM56-3C1        26075
                          Brazil                       Rio Sul                                B737-500      CFM56-3C1        25186

                                               AVERAGE         % OF PORTFOLIO
                            DATE OF        APPRAISED VALUE      BY APPRAISED
                          MANUFACTURE/   AT JANUARY 31, 2002    VALUES AS OF
REGION                     CONVERSION       (U.S.$000'S)        JAN 31, 2002
------                    ------------   -------------------   --------------
                           25-Aug-91             17,625             0.63%
                           1-Sep-91               6,701             0.24%
                           1-Apr-92               7,206             0.26%
                           20-Oct-90              6,140             0.22%
                           1-Dec-90               6,290             0.22%
                           1-Apr-92               7,124             0.25%
                           20-Mar-91              6,992             0.25%
                           13-May-91              6,752             0.24%
                           1-Dec-92               7,541             0.27%
                           1-Oct-91               6,848             0.24%
                           21-Jan-92             23,686             0.85%
                           3-Jul-90              21,786             0.78%
                           1-Jul-90              21,961             0.78%
                           1-Aug-88              14,889             0.53%
                           6-Oct-90              16,560             0.59%
                           1-Dec-88              14,617             0.52%
                           22-Oct-88             14,675             0.52%
                           1-Dec-90              17,306             0.62%
                           1-Jul-88              15,332             0.55%
                           1-May-79              11,617             0.42%
                           25-May-90             20,815             0.74%
                           1-Jun-89              20,040             0.72%
                           24-Jun-91             22,479             0.80%
                           3-Feb-92              23,284             0.83%
                           2-Mar-92              24,210             0.86%
                           16-Jun-92             19,359             0.69%
                           12-Jun-92             18,988             0.68%
                           9-Apr-92              23,761             0.85%
                           1-May-92              23,764             0.85%
                           22-Apr-92             26,493             0.95%
                           2-Apr-92              26,464             0.95%
                           30-Oct-92             26,985             0.96%
                           17-Jun-92             26,494             0.95%
                           1-Oct-91               6,674             0.24%
                           8-Oct-92               7,305             0.26%
                           1-Apr-88              17,878             0.64%
                           7-Feb-81               6,004             0.21%
                           18-Nov-88              4,329             0.15%
                           14-Oct-88              4,250             0.15%
Latin America...........  4-Apr-91                7,088             0.25%
                           1-Sep-88               3,829             0.14%
                           1-Mar-89               4,062             0.15%
                           1-Mar-89               3,745             0.13%
                           1-May-91               4,602             0.16%
                           1-Mar-81               3,622             0.13%
                           1-Jul-76               3,165             0.11%
                           14-Apr-92             18,378             0.66%
                           23-Oct-92             19,271             0.69%
                           11-Mar-92             18,860             0.67%


REGION                    COUNTRY                      LESSEE                                    TYPE           ENGINE        MSN
------                    -------                      ------                                 -----------   --------------   -----
                          Brazil                       Rio Sul                                B737-500      CFM56-3C1        25185
                          Brazil                       Rio Sul                                B737-500      CFM56-3C1        25191
                          Brazil                       TAM                                    F-100         TAY650-15        11305
                          Brazil                       TAM                                    F-100         TAY650-15        11304
                          Brazil                       TAM                                    F-100         TAY650-15        11284
                          Brazil                       TAM                                    F-100         TAY650-15        11285
                          Brazil                       TAM                                    F-100         TAY650-15        11371
                          Brazil                       TAM                                    F-100         TAY650-15        11348
                          Brazil                       TAM                                    F-100         TAY650-15        11347
                          Brazil                       TAM                                    F-100         TAY650-15        11336
                          Brazil                       VARIG                                  MD-11         CF6-80C2-D1F     48499
                          Brazil                       VARIG                                  MD-11         CF6-80C2-D1F     48500
                          Brazil                       VARIG                                  MD-11         CF6-80C2-D1F     48501
                          Chile                        Aircraft International Leasing
                                                       Ltd    (1)                             DC8-71F       CFM56-2C1        45970
                          Chile                        Aircraft International Leasing
                                                       Ltd    (1)                             DC8-71F       CFM56-2C1        45976
                          Chile                        Aircraft International Leasing
                                                       Ltd    (1)                             DC8-71F       CFM56-2C1        45810
                          Chile                        Lan Chile Airlines                     B737-200A     JT8D-17A         22407
                          Chile                        Lan Chile Airlines                     B737-200A     JT8D-15          22397
                          Chile                        Lan Chile Airlines                     B737-200A     JT8D-17A         23024
                          Colombia                     ACES                                   ATR42-300     PW121-5A1          284
                          Colombia                     Avianca                                MD-83         JT8D-219         49946
                          Colombia                     Avianca                                MD-83         JT8D-219         49939
                          Colombia                     Avianca                                MD-83         JT8D-219         53125
                          Colombia                     Avianca                                MD-83         JT8D-219         53120
                          Colombia                     Avianca                                B757-200      RB211-535E4-37   26154
                          Colombia                     Avianca                                B767-200ER    PW4056           25421
                          Colombia                     Tampa                                  DC8-71F       CFM56-2C1        45945
                          Colombia                     Tampa                                  DC8-71F       CFM56-2C1        46066
                          Colombia                     Tampa                                  DC8-71F       CFM56-2C1        45849
                          Mexico                       Aeromexico                             MD-87         JT8D-219         49673
                          Mexico                       Aeromexico                             DC9-32        JT8D-17          48125
                          Mexico                       Aeromexico                             DC9-32        JT8D-17          48126
                          Mexico                       Aeromexico                             DC9-32        JT8D-17          48127
                          Mexico                       Aeromexico                             DC9-32        JT8D-17          48128
                          Mexico                       Aeromexico                             DC9-32        JT8D-17          48129
                          Mexico                       Aeromexico                             DC9-32        JT8D-17          48130
                          Mexico                       Aeromexico                             MD-82         JT8D-217A        49667
                          Mexico                       Aeromexico                             MD-82         JT8D-217         49660
                          Mexico                       Mexicana                               F-100         TAY650-15        11374
                          Mexico                       Mexicana                               F-100         TAY650-15        11375
                          Mexico                       Mexicana                               F-100         TAY650-15        11382
                          Mexico                       Mexicana                               F-100         TAY650-15        11384
                          Mexico                       Mexicana                               F-100         TAY650-15        11266
                          Mexico                       Mexicana                               F-100         TAY650-15        11339
                          Mexico                       Mexicana                               F-100         TAY650-15        11309
                          Mexico                       Mexicana                               F-100         TAY650-15        11319
                          Netherlands Antilles         ALM                                    DHC8-300C     PW123              230
                          Netherlands Antilles         ALM                                    DHC8-300C     PW123              242
                          Trinidad & Tobago            BWIA International                     MD-83         JT8D-219         49789

                                               AVERAGE         % OF PORTFOLIO
                            DATE OF        APPRAISED VALUE      BY APPRAISED
                          MANUFACTURE/   AT JANUARY 31, 2002    VALUES AS OF
REGION                     CONVERSION       (U.S.$000'S)        JAN 31, 2002
------                    ------------   -------------------   --------------
                           18-Feb-92             18,239             0.65%
                           10-Apr-92             20,072             0.72%
                           19-Apr-91              9,470             0.34%
                           27-Feb-91              9,774             0.35%
                           31-Jul-90              8,911             0.32%
                           1-Aug-90               9,196             0.33%
                           19-Dec-91              9,902             0.35%
                           6-Aug-91               9,909             0.35%
                           1-Oct-91               9,748             0.35%
                           5-Jun-91               9,864             0.35%
                           31-Dec-91             52,167             1.86%
                           1-Mar-92              54,029             1.93%
                           1-Sep-92              53,471             1.91%

                                                 12,058             0.43%
                           15-Oct-92 (2)

                                                 11,853             0.42%
                           10-Aug-91 (2)

                                                 11,373             0.41%
                          9-Apr-92 (2)
                           1-Sep-80               2,975             0.11%
                           1-Feb-81               2,704             0.10%
                           1-May-83               4,248             0.15%
                           1-Jan-92               5,808             0.21%
                           18-Jul-91             16,160             0.58%
                           26-Oct-90             15,702             0.56%
                           2-Apr-92              17,470             0.62%
                           29-Jul-92             17,509             0.63%
                           22-Sep-92             33,955             1.21%
                           14-Jan-92             40,645             1.45%
                                                 12,033             0.43%
                           19-May-92 (2)
                                                 12,128             0.43%
                           24-Apr-91 (2)
                                                 12,315             0.44%
                          9-Mar-91 (2)
                           1-Dec-88              12,410             0.44%
                           1-Apr-80               1,709             0.06%
                           1-Apr-80               1,831             0.07%
                           1-Jul-80               1,345             0.05%
                           1-Aug-80               1,668             0.06%
                           1-Nov-80               1,768             0.06%
                           1-Dec-80               1,710             0.06%
                           21-Jan-88             13,182             0.47%
                           1-Mar-88              13,366             0.48%
                           20-Jan-92             10,363             0.37%
                           1-Dec-92              10,421             0.37%
                           1-Jan-93              10,478             0.37%
                           1-Jan-93              10,373             0.37%
                           17-Aug-90              9,513             0.34%
                           1-Jul-91              10,260             0.37%
                           16-May-91              9,842             0.35%
                           5-Apr-91               9,854             0.35%
                           1-Feb-91               6,584             0.24%
                           1-Nov-90               6,645             0.24%
                           23-Sep-89             16,246             0.58%


REGION                    COUNTRY                      LESSEE                                    TYPE           ENGINE        MSN
------                    -------                      ------                                 -----------   --------------   -----
Middle East.............  Israel                       Arkia Israeli Airlines                 B757-200      RB2110-535E4-37  26151
North America...........  Canada                       Air Canada                             A320-200      CFM56-5A1          175
                          Canada                       Air Canada                             A320-200      CFM56-5A1          404
                          Canada                       Air Canada                             B767-300ER    PW4060           26200
                          Canada                       Air Canada                             A320-200      CFM56-5A1          174
                          Canada                       Air Canada                             B767-300ER    PW4060           24948
                          Canada                       Air Canada                             A320-200      CFM56-5A1          232
                          Canada                       Air Canada                             A320-200      CFM56-5A1          284
                          Canada                       Air Canada                             A320-200      CFM56-5A1          309
                          United States of America     Allegheny Airlines                     DHC8-100      PW121              258
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45971
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45946
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45994
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45998
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45973
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45993
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        46065
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45811
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45978
                          United States of America     BAX Global                             DC8-71F       CFM56-2C1        45813
                          United States of America     Emery Worldwide                        DC8-71F       CFM56-2C1        45997
                          United States of America     Emery Worldwide                        DC8-73CF      CFM56-2C1        46091
                          United States of America     Emery Worldwide                        DC8-71F       CFM56-2C1        45996
                          United States of America     Frontier Airlines, Inc.                B737-300      CFM56-3B1        23177
                          United States of America     Hawaiian Airlines                      DC9-51        JT8D-17          47742
                          United States of America     Hawaiian Airlines                      DC9-51        JT8D-17          47784
                          United States of America     Idefix                                 ATR42-300     PW120              249
                          United States of America     Pace Airlines                          B737-300      CFM56-3B2        23749
                          United States of America     Polar Air Cargo                        B747-200SF    JT9D-7Q          21730
                          United States of America     TWA Airlines LLC                       B767-300ER    PW4060           25411
                          United States of America     TWA Airlines LLC                       MD-83         JT8D-219         49575
                          United States of America     Vanguard Airlines                      B737-200A     JT8D-15          22979
                          United States of America     Vanguard Airlines                      B737-200A     JT8D-15          21735
Off Lease...............                               Off Lease          (3)                 B727-200A     JT8D-17R         21600
                                                       Off Lease          (3)                 DC9-51        JT8D-17          48122
                                                       Off Lease          (3)                 MD-83         JT8D-219         49442
                                                       Off Lease          (3)                 MD-83         JT8D-219         49941
                                                       Off Lease          (3)                 MD-83         JT8D-219         49949
                                                       Off Lease          (3)                 B767-300ER    PW4060           26204
Others..................  Kazakstan                    Air Kazakstan                          B737-200A     JT8D-15          22090
                          Kazakstan                    Air Kazakstan                          B737-200A     JT8D-15          22453
                          Ukraine                      Ukraine International                  B737-200A     JT8D-17A         22802

                                               AVERAGE         % OF PORTFOLIO
                            DATE OF        APPRAISED VALUE      BY APPRAISED
                          MANUFACTURE/   AT JANUARY 31, 2002    VALUES AS OF
REGION                     CONVERSION       (U.S.$000'S)        JAN 31, 2002
------                    ------------   -------------------   --------------
Middle East.............  23-Jul-92              36,033             1.29%
North America...........  1-Apr-91               25,755             0.92%
                           1-Jan-94              29,157             1.04%
                           1-Sep-92              53,328             1.91%
                           1-Apr-91              25,910             0.93%
                           19-Jul-91             49,338             1.76%
                           1-Oct-91              25,150             0.90%
                           9-Mar-92              25,411             0.91%
                           13-May-92             26,687             0.95%
                           1-Jan-91               4,614             0.16%
                                                 10,392             0.37%
                           13-Feb-92 (2)
                                                 11,335             0.40%
                           23-Apr-92 (2)
                                                 11,221             0.40%
                          1-Sep-94 (2)
                                                 11,611             0.41%
                           21-May-93 (2)
                                                 12,750             0.46%
                           27-Feb-92 (2)
                                                 11,163             0.40%
                           23-Jun-93 (2)
                                                 12,059             0.43%
                           12-Jan-92 (2)
                                                 11,951             0.43%
                           30-May-91 (2)
                                                 11,404             0.41%
                           23-Apr-93 (2)
                                                 11,583             0.41%
                           28-Apr-92 (2)
                                                 12,717             0.45%
                          7-Dec-93 (2)
                                                 15,607             0.56%
                          1-Dec-89 (2)
                                                 12,427             0.44%
                           29-Oct-92 (2)
                           1-Apr-86              15,075             0.54%
                           1-Jun-77               1,667             0.06%
                           1-May-79               1,852             0.07%
                           1-Jun-91               5,428             0.19%
                           1-May-87              16,908             0.60%
                                                 25,018             0.89%
                           27-Mar-98 (2)
                           15-Jan-92             53,249             1.90%
                           1-Oct-87              14,044             0.50%
                           1-Mar-83               4,272             0.15%
                           1-Jun-79               4,264             0.15%
Off Lease...............  1-Nov-80                2,537             0.09%
                           26-Jan-81              2,300             0.08%
                           29-Apr-87             13,430             0.48%
                           1-Dec-90              17,327             0.62%
                           5-Aug-91              18,197             0.65%
                           1-Oct-92              52,737             1.88%
Others..................  1-May-80                2,903             0.10%
                           1-Mar-81               3,617             0.13%
                           1-Feb-83               4,801             0.17%
                                              ---------           -------
                                              2,799,093           100.00%
                                              =========           =======

---------------
Note:
(1) Aircraft International Leasing Ltd is an indirect 100% subsidiary of Lan Chile Airlines.

(2) The table above reflects the date of conversion to a freighter configuration, for the aircraft listed below. The following table sets forth the date of original manufacture for those aircraft.

                                DATE OF
MSN                           MANUFACTURE
---                           -----------
45810.......................    May-67
45811.......................    Aug-67
45813.......................    Jan-67
45849.......................    Apr-67
45945.......................    Mar-68
45946.......................    Mar-68
45970.......................    Mar-68
45971.......................    May-68
45973.......................    May-68
45976.......................    Jul-68

                                DATE OF
MSN                           MANUFACTURE
---                           -----------
45978.......................    Jul-68
45993.......................    Aug-68
45994.......................    Aug-68
45996.......................    Oct-68
45997.......................    Oct-68
45998.......................    Oct-68
46065.......................    Jun-69
46066.......................    Jun-69
46091.......................    Apr-70
21730.......................    Jun-79

(3) As of March 31, 2002, one of the off-lease aircraft (MSN 26024) was subject to a letter of intent for lease to a lessee in Iceland. As of the date of this Form 10-K, the aircraft subject to the letter of intent for lease had been delivered to the lessee, one of the five unplaced off-lease aircraft had become subject to a lease contract and delivered to the lessee in Turkey, one aircraft had become subject to a letter of intent for lease to a lessee in Cyprus, one aircraft had become subject to a letter of intent for sale, one aircraft had been sold and one aircraft was available for marketing. Since March 31, 2002, a further nine aircraft had become off-lease, of which two have been sold, two were subject to letters of intent for lease and five were available for marketing.

THE LEASES

     Most of the leases are operating leases under which we generally retain the benefit, and bear the risk, of the residual value of the aircraft at the end of the lease. As of March 31, 2002, we had 180 leases in effect, covering our whole portfolio except for six aircraft which were off-lease. As of March 31, 2002, one of these off-lease aircraft was subject to a letter of intent for lease. The remaining five unplaced aircraft represented 1.92% of our portfolio by appraised value as of January 31, 2002. As of the date of this Form 10-K, the aircraft subject to the letter of intent for lease had been delivered to the lessee, one of the five unplaced off-lease aircraft had become subject to a lease contract and had been delivered to the lessee, one aircraft had become subject to a letter of intent for lease, one aircraft had become subject to a letter of intent for sale, one aircraft had been sold and one aircraft was available for marketing. Since March 31, 2002, a further nine aircraft had become off-lease, of which two have been sold, two were subject to letters of intent for lease and five were available for marketing. All leases are managed by the servicer according to the servicing agreement.

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

     The following is a summary of the principal terms of the leases as of March 31, 2002, with reference to appraised values as of January 31, 2002.

LEASE TERM.................  As of March 31, 2002, the weighted average remaining contracted lease term of the aircraft (weighted by appraised value as of January 31, 2002 and without giving effect to purchase options, early terminations or extensions) was 27 months. The longest lease was scheduled to expire in November 2012.

RENTALS....................  As of March 31, 2002, rent under 164 of the leases, representing 89.62% by appraised value of our portfolio as of January 31, 2002, was payable monthly in advance, and rent under 16 of the leases, representing 10.34% by appraised value of our portfolio as of January 31, 2002, was payable monthly in arrears.

                             These rental payments are calculated based on a floating rate or a fixed rate or may change from one to the other over the course of the lease. The rent under all of the leases is currently payable in U.S. dollars, although in the future, rent on some new leases may be payable in euros. Some rental payments are based on the number of flight hours an aircraft is operated or may vary depending on the time of year during which the aircraft is operating.

EXTENSION OPTIONS..........  Some of the leases contain an extension option pursuant to which, depending on the negotiations with the lessee at the time of signing of the lease, either we or the lessee could extend the term of the lease at either the existing lease rate or at the future market rate. As of March 31, 2002, 24 of the leases representing 15.40% of our portfolio by appraised value as of January 31, 2002, included an extension option.

EARLY TERMINATION
OPTIONS....................  Some of the leases contain an early termination option pursuant to which the lessee may terminate the lease before the scheduled expiration date if specified conditions are met. As of March 31, 2002, 37 of the leases representing 6.68% of our portfolio by appraised value as of January 31, 2002 include an early termination option. Assuming that all these options are exercised for the earliest possible termination, the weighted average remaining lease term of our portfolio would be 26 months.

PURCHASE OPTIONS...........  As of March 31, 2002, eight lessees had outstanding options to purchase a total of 19 aircraft, representing 4.79% of our portfolio by appraised value as of January 31, 2002. The latest date on which a purchase option could be exercised is November 4, 2006 for a purchase of a B767-200ER.

SECURITY DEPOSITS..........  As of March 31, 2002, lessees under 145 of the leases representing 74.86% of our portfolio by appraised value as of January 31, 2002 have provided security for their obligations. As of March 31, 2002, we had $32 million in cash security deposits in respect of 92 aircraft representing 48.99% of our portfolio by appraised value as of January 31, 2002, and $124 million in letters of credit in respect of 68 aircraft representing 36.75% of our portfolio by appraised value as of January 31, 2002.

GUARANTEES.................  In 39 of the leases, we have received guarantees of the lessee's performance obligations under the lease. These guarantees were issued by the lessee's parent company or shareholders.

MAINTENANCE................  The leases contain detailed provisions specifying maintenance standards and aircraft redelivery conditions generally to be met at the lessees' expense. During the term of each lease, we require the lessee to maintain the aircraft in accordance with an agreed maintenance program designed to ensure that the aircraft meets applicable airworthiness and other regulatory requirements. Lessees must provide monthly maintenance reserves under approximately 115 of the leases. Under the balance of the leases, the lessee or the lessor may be required to make certain adjustment payments to one another if at redelivery the aircraft or specified items do not meet the required standards under the lease. Heavy maintenance on significant components of an aircraft, such as the airframe and the engines, is generally required to be performed on a cycle of several years and the cost of this maintenance may be material in relation to the value of the aircraft, with the overhaul of a single component often exceeding $1 million. Pursuant to the leases, if and when an aircraft is transferred from one lessee to another between maintenance overhauls, the transferring lessee is generally required to pay for that portion of the succeeding overhaul that can be attributed to its use of the aircraft under its lease.

                             Depending on the credit of the lessee and other factors, we may require that the lessee pay cash maintenance reserves (79 leases as of March 31, 2002, representing 48.95% of our portfolio by appraised value as of January 31, 2002) or provide a combination of maintenance reserves and letters of credit or guarantees (12 leases as of March 31, 2002, representing 3.82% of our portfolio by appraised value as of January 31, 2002). If the lessee pays maintenance reserves, we will have to reimburse it for maintenance it actually performs on the aircraft. Our obligation to reim-burse maintenance is classified as an expense and therefore ranks senior to any payments on the notes and certificates.

                             If the lessee is not required to pay maintenance reserves or provide letters of credit or guarantees, we have to rely on the lessee's credit and its ability to maintain the aircraft during the lease term and return it in good condition or make any maintenance payments required at the end of the lease. If maintenance is required on the aircraft but not performed, or the lessee fails to pay, we have to fund this maintenance ourselves. As of March 31, 2002, we recorded approximately $257 million of maintenance reserves liability.

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

INSURANCE..................  The lessees bear responsibility through an operational indemnity to carry insurance for liabilities arising out of the operation of the aircraft. The indemnity includes liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the aircraft. The lessees are also required to carry comprehensive liability insurance and hull insurance, and any further insurance that is customary in the commercial aircraft industry, and to indemnify us against all liabilities, including where the liability to us as owner and lessor attaches by law. We are required under the leases to be named as an additional insured on hull and liability policies. Most of the leases also require the lessee to maintain the liability insurance for a specified period between one and three years after termination of that lease. Under the servicing agreement, the servicer is required to monitor the lessees' performance of obligations with respect to the insurance provisions of the applicable leases. We also carry contingent hull and liability insurance consistent with industry practice which acts as a backup for Airplanes Group's interests in instances where a lessee's policy lapses or when the insurable loss is in excess of the lessee's coverage. The amount of the contingent liability policies may not be the same as the insurance required under the lease. The amount of war third party contingent insurance and other types of cover are subject to a number of limitations imposed by the aviation insurance industry particularly following the terrorist attacks of September 11, 2001.

                             Most insurance certificates contain a breach of warranty endorsement so that an additional insured party remains protected even if the lessee violates any of the terms, conditions or warranties of the insurance policies, provided that the additional insured party has not caused, contributed to or knowingly condoned the breach.

THIRD PARTY LIABILITY
  INSURANCE................  The minimum third party liability limits under the leases range from $250 million in respect of turboprop aircraft to $750 million in respect of widebody aircraft. In some cases, the lessee carries more insurance than the minimum specified in the lease. We also have in place our own contingent liability coverage to cover any liability in excess of the lessee's coverage or any liability resulting from a lapse for any reason of a lessee's coverage. Following the terrorist attacks of September 11, 2001, the aviation insurance markets applied a U.S.$50 million limit on war third party (non-passenger) liability insurance. We require lessees to either buy additional insurance in the commercial markets or obtain equivalent protection under applicable governmental schemes. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, and the emergence of a limited available insurance market, in the absence of longer term satisfactory solutions on this matter, it may be necessary for certain aircraft to be grounded. This would likely reduce our cash flows if as a result aircraft were returned early and/or we do not receive rental payments from lessees which are affected by such developments.

AIRCRAFT PROPERTY
INSURANCE..................  In all cases, the sum of the stipulated loss value and our own additional coverage in place is at least equal to the appraised value of the aircraft. Permitted deductibles, which generally apply only in the case of a partial loss, range from $50,000 for turboprop aircraft to $1 million for widebody aircraft. Following insurance market developments in the aftermath of the terrorist attacks of September 11, 2001, cover for Confiscation by the State of Registration (as required under the majority of leases) is not available from the insurance markets since January 1, 2002. The change has been implemented by the insurance industry as lessees renew their insurances. However, this like other "war" related issues is fluid and such cover may become generally available in the future.

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

SUBLEASES AND WET LEASES...  Under most of our current leases, the lessee may sublease the aircraft without our consent if specified conditions are met. Under most of our current leases, the lessee may also "WET LEASE" the aircraft (leasing the aircraft to another airline with a crew and services provided by the lessee) without our consent so long as the lessee does not part with operational control of the aircraft. Where there is a sublease or a wet lease, the lessee remains fully liable to us for all its payment and performance obligations under the lease and we have no contractual relationship with the sublessee or the wet lessee. The following lessees sublease their aircraft: Philippine Airlines, which subleases one aircraft to Air Philippines, Schreiner Airways, which subleases two aircraft to Aero Contractors Co. of Nigeria Ltd., and Idefix, a subsidiary of ATR, which subleases one ATR 42-300 aircraft to American Eagle. Leases with new lessees are based on a pro forma lease that includes restrictions on subleases and wet leases into specified prohibited countries.

COMPLIANCE WITH GOVERNMENTAL AND TECHNICAL REGULATION

     In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 3.19% of our portfolio by appraised value as of January 31, 2002 did not meet the Stage 3 requirements as of March 31, 2002, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

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

     The FAA has issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. As of March 31, 2002, we had three MD-11 and 26 MD-80 aircraft, representing a total of 20.3% of our portfolio by appraised value as of January 31, 2002. We will incur significant costs in ensuring these aircraft comply with these standards. To date, we have completed the modification of seven aircraft at a cost of $3.4 million. We expect to complete the modification of eight aircraft by December 2002 at an estimated cost of approximately $3.6 million and to modify the remaining 14 aircraft by December 2005 at an estimated cost of approximately $7.1 million.

     The FAA has also issued an AD mandating the modification of affected lapjoints on Boeing 737 aircraft when the aircraft has completed 50,000 cycles. The estimated cost to implement this modification for each aircraft is approximately $230,000 per aircraft. Based on the current cycles completed to date by our 60 Boeing 737 aircraft, representing 34.14% of our portfolio by appraised value as of January 31, 2002, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, we could incur significant costs in the future in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

     The FAA is also expected to issue an AD in the near term mandating a re-design of the rudder systems of Boeing 737 aircraft. The average cost per aircraft of these modifications is expected to be approximately $50,000. Depending on the time period within which the modifications are required to be made, the costs may be the responsibility of existing lessees. However, if the costs are not the responsibility of some or all existing lessees, we could incur significant costs in ensuring that our Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

     The Ground Proximity Warning System ("GPWS") is an avionics system, which detects an aircraft's proximity to the earth. The FAA and the European Joint Airworthiness Authorities have mandated the installation of an enhanced GPWS in all aircraft by 2005. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc.). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. 180 of our aircraft will require the full modification, some of which will be completed under cost sharing arrangement with lessees. The estimated cost to implement this modification is $120,000 per aircraft.

THE LESSEES

     As of March 31, 2002, our aircraft were on lease to 64 lessees in 33 countries throughout the world. See "-- Portfolio Information" for the countries and regions where our lessees reside.

     A number of our lessees are in a relatively weak financial position. As of March 31, 2002, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $11.5 million in respect of 19 lessees (who leased a combined total of 58 aircraft representing 23.23% of our portfolio by appraised value as of that date) and $10.8 million in respect of six former lessees. Of the total $22.3 million, $5.7 million was in arrears for a period between 30 and 60 days, $3.0 million was in arrears for a period between 60 and 90 days and $13.6 million was in arrears for a period greater than 90 days. Some of these lessees have consistently been significantly in arrears in their respective rental payments and some are known to be currently experiencing financial difficulties.

     As of March 31, 2002, in addition to the $22.3 million in respect of payments past due more than 30 days, we had agreed to allow nine lessees to defer rent, maintenance and miscellaneous payments totaling $16.5 million for periods ranging from five months for one lessee in respect of $0.7 million and up to 84 months for one lessee in respect of $9.2 million. In the past, restructurings have typically involved delaying rental payments for periods of up to 12 months and/or the reduction of current rentals usually in exchange for extensions of the relevant leases. In addition, some restructurings have involved forgiveness of amounts of past due rent, voluntary terminations of leases prior to lease expiration, the replacement of aircraft with less expensive aircraft and the arrangement of subleases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess aircraft from lessees which have defaulted and re-lease the aircraft to other lessees. While the servicer attempts to limit concessions, the current international commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. The servicer is still pursuing negotiations with some lessees and we expect further restructurings to be agreed with a consequent adverse effect on operating revenues.

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

LATIN AMERICA

     At March 31, 2002, lessees with respect to 26.79% of the aircraft by appraised value as of January 31, 2002 operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

     Economic volatility may increase in these and other emerging markets in the aftermath of the current global slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

     Brazil. During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. While there has been some stabilization in the Brazilian economy, any future general deterioration in the Brazilian economy will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay rental payments in U.S. dollars under the leases. At March 31, 2002, Airplanes Group leased 16 aircraft representing 11.83% of our portfolio by appraised value as of January 31, 2002 to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

     At March 31, 2002, we had eight Fokker 100 aircraft, representing 2.74% of our portfolio by appraised value as of January 31, 2002, on lease to a Brazilian lessee that was party to a restructuring agreement with us which was signed in 2000 in respect of the leases for six Fokker 100 aircraft. Under the 2000 restructuring agreement, all arrears were to be paid with interest by December 31, 2003. At March 31, 2002, this lessee was current on all payments. The lessee has also signed an agreement which provides for rental deferrals of 50% for the period from September 2001 to June 2002, and rental deferrals of 35% from July to December 2002, with repayment before the expiry of the current leases.

     The Brazilian lessee of three MD-11 aircraft, representing 5.70% of our portfolio by appraised value as of January 31, 2002, had negotiated with the servicer rental reductions (including some forgiveness of past due amounts) coupled with extensions of the leases. However, subsequently, the lessee experienced further financial difficulties. Following additional discussions with the servicer, agreement in principle has been reached with the lessee on a restructuring that includes further lease extensions and deferrals. However, this agreement is subject to a condition subsequent relating to the restructuring of the ownership of the lessee. In the absence of the fulfilment of this condition subsequent, we will have the right to terminate these leases.

     In addition, in 1999, we entered into a restructuring agreement with Transbrasil, a former lessee, under which it repaid a restructured amount of approximately $1.9 million over 12 months. At March 31, 2002, Transbrasil had arrears of $2.4 million, and the servicer is currently in negotiations with Transbrasil regarding repayment. An accounting provision has been made against our receivables for the excess of the arrears over the cash security held.

     See "Item 3. Legal Proceedings" for details of legal proceedings involving a Brazilian airline.

     Argentina. On May 17, 2001, a lessee of two B737-200A aircraft representing 0.24% of our portfolio by appraised value as of January 31, 2002 filed for protection from its creditors. The lessee continued to pay certain of the rentals while under the protection of the bankruptcy courts and the security in the form of a surety bond has been drawn and payment has been received. Since March 31, 2002, the servicer has concluded the sale of these two aircraft to the lessee.

     Colombia. Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2002, we leased 10 aircraft, representing 6.56% of our portfolio by appraised value as of January 31, 2002, to three Colombian lessees. Because of the continued weakness in the value of the Colombian peso, as well as general deterioration in the Colombian economy, these lessees may be unable to generate sufficient revenues in Colombian pesos to pay the U.S. dollar denominated rental payments under the leases.

     In particular, as of March 31, 2002, we leased six aircraft, representing 5.05% of our portfolio by appraised value as of January 31, 2002, to one of our three Colombian lessees. On June 27, 2001, the Servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee has continued to perform in line with this agreement.

     During the year to March 31, 2002, one Colombian lessee of three DC8-71F aircraft representing 1.30% of our portfolio by appraised value at January 31, 2002 agreed to extend the leases for two of the aircraft for a period of 18 months with a reduction of approximately 27% in lease rentals effective immediately.

NORTH AMERICA

     As of March 31, 2002, we had 24 aircraft, representing 10.81% of our portfolio by appraised value as of January 31, 2002, on lease to ten U.S. lessees, and eight aircraft, representing 9.32% of our portfolio by appraised value as of January 31, 2002, on lease to one Canadian lessee. The commercial aircraft industry in North America is highly sensitive to general economic conditions. Since air travel is largely discretionary, the industry has suffered severe financial difficulties during economic downturns. Over the last several years, nearly half of the major North American passenger airlines have entered into plans of reorganization or sought protection through bankruptcy, insolvency or other similar proceedings and several major U.S. airlines have ceased operations. The general downturn in the economy combined with the temporary suspension of flights within and into the U.S. after September 11, 2001, together with an immediate reduction in passenger numbers and flight schedules has left many U.S. airlines in a weakened financial condition.

     One U.S. lessee leases ten DC8-71F aircraft, representing 4.12% of our portfolio by appraised value at January 31, 2002. The servicer, following discussions with the lessee, has negotiated an extension of the leases in respect of seven of the aircraft for an average period of 21 months with a reduction of approximately 32% in lease rentals. Two aircraft will be returned fifteen months before the original lease expiry date and one lease remains unchanged.

     On August 13, 2001, a U.S. lessee of three DC8-71F freighter aircraft, representing 1.45% of our portfolio by appraised value as of January 31, 2002 announced that it was suspending flight operations as a result of safety concerns in respect of the lessee. The lessee has continued to meet its obligations under the leases. The servicer is currently in discussions with the lessee regarding the early return of these aircraft which currently have lease expiry dates between December 2003 and July 2004.

     At March 31, 2002, the servicer was in discussions with one U.S. lessee of two B737-200A aircraft, representing 0.3% of our portfolio by appraised value at January 31, 2002, regarding the lessee's arrears. The lessee had sought a deferral of repayments and a reduction in rentals. During May 2002, these aircraft were redelivered by the lessee. The servicer continues to discuss the settlement of arrears with the lessee.

     On January 10, 2001, TWA, one of our former lessees, filed for Chapter 11 bankruptcy protection in the U.S. TWA had leased two aircraft from Airplanes Group, which represented 2.40% of our aircraft by appraised value as of January 31, 2002. On April 9, 2001, American Airlines assumed the leases in respect of these aircraft subject to certain amendments, including an extension of the lease term by 11 years in respect of the MD-83 aircraft and a reduction of the lease term by 4.5 years in respect of the B767-300ER aircraft and a reduction in monthly rentals by 26.5% in respect of the MD-83 aircraft and by 6% in respect of the B767-300ER aircraft.

ASIA & FAR EAST

     As of March 31, 2002, 25 aircraft representing 13.39% of our portfolio by appraised value as of January 31, 2002 were on lease to 12 lessees in this region. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region.

     During the year to March 31, 2000, a rescheduling agreement was signed with a Philippine lessee which committed to pay its outstanding arrears of $2.7 million over the 36 months to September 2002. As of the date of this Form 10-K, the lessee has paid in accordance with the rescheduling agreement.

EUROPE (EXCLUDING CIS)

     As of March 31, 2002, 53 aircraft representing 32.07% of our portfolio by appraised value as of January 31, 2002 were on lease to 19 lessees in this region. The commercial aircraft industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. The current downturn, as exacerbated by the events of September 11, 2001 and the subsequent and continuing economic and political fallout, or any future recession or other worsening of economic conditions in one or more of these countries, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. A weak euro or high fuel prices may also adversely affect the financial condition of our European lessees. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of our European lessees.

     Turkey. As of March 31, 2002, 10 aircraft, representing 7.44% of our portfolio by appraised value as of January 31, 2002, were leased to three lessees in Turkey. Any weakness in the value of the euro, the principal currency in which the Turkish airlines receive their revenues, and of the Turkish lira may affect the ability of these lessees to meet the U.S. dollar denominated rental and other payments due under the leases. During the year ended March 31, 2002, a Turkish lessee of five B737-400 aircraft and two B737-500 aircraft, representing 5.56% of our portfolio by appraised value at January 31, 2002, signed an extension of the leases in respect of six of those aircraft, for an average of 23 months from lease expiry at rates approximately 30% below the then current rentals.

     The servicer also concluded discussions with one Turkish lessee of one A300 aircraft, representing 0.41% of our portfolio by appraised value as of January 31, 2002, regarding payment arrears, which resulted in a deferral of outstanding obligations which are to be repaid over a period of 10 months and a change from a fixed rental to a rental based on aircraft usage.

     Spain. As of March 31, 2002, following negotiations with the servicer, one Spanish lessee, representing 3.34% of our portfolio by appraised value at January 31, 2002, had signed a restructuring of its payment obligations under its leases with us, which includes an extension of certain of the leases to compensate for a reduction in lease rentals of approximately 15%. Further amendments to this restructuring, including further rental reductions for the winter period, have also been agreed.

     Italy. One Italian lessee of two B737-300 aircraft and two B737-400 aircraft at March 31, 2002 representing 3.08% of our portfolio by appraised value at January 31, 2002, took delivery of the two B737-400 aircraft during the three month period ended December 31, 2001. In conjunction with this delivery, the lease rentals on both B737-300 aircraft were reduced by 14% for the remaining period of the leases.

     Macedonia. During the year ended March 31, 2002, we agreed to the early redelivery of one MD-83 aircraft, representing 0.48% of our portfolio by appraised value as of January 31, 2002, by one Macedonian lessee.

     Czech Republic. During the year ended March 31, 2002, a Czech Republic lessee of one B737-400 aircraft, representing 0.84% of our portfolio by apprised value at January 31, 2002 was granted rental concessions under its lease agreement. The rental was changed from a fixed rental to a power by the hour
(PBTH) rental for six months with a minimum rental 60% below the previous fixed rental.

OTHER

     Kazakhstan. One lessee of two B737-200A aircraft in Kazakhstan, representing 0.23% of our portfolio by appraised value as of January 31, 2002, was in arrears at March 31, 2002. The servicer has concluded discussions with the lessee regarding the extension of both leases with a 45% reduction in rentals, effective immediately, and the repayment of all arrears over a five month period.

PURCHASE OPTIONS

     As of March 31, 2002, eight lessees with respect to 19 aircraft, representing 4.79% of our portfolio by appraised value as of January 31, 2002, held options to purchase aircraft at various dates between 2002 and 2006 at prices generally at or above their estimated appraised value at the exercise date. Since March 31, 1998, one lessee has exercised its option to purchase seven B737-200A aircraft, one of which was delivered on January 15, 2000, three of which were delivered on January 5, 2001, one of which was delivered on April 30, 2001 and two of which were delivered on June 15, 2001. At March 31, 2002, one lessee had options to purchase two aircraft, representing 0.87% of our portfolio by appraised value as of January 31, 2002, at prices below estimated appraised value at the exercise date. For the purposes of this paragraph, the estimated appraised value has been arrived at by deducting the estimated depreciation (as calculated by Airplanes Group's existing depreciation policy) from March 31, 2002 to the option exercise date from the appraised value of each aircraft. There is a risk that the purchase prices may be less than the proportionate share of the unpaid principal of the notes and certificates allocable to the aircraft being purchased. If those options are exercised, there could be additional reductions in the amount, or a delay in the timing, of payments on the notes and certificates.

COMMERCIAL OPPORTUNITIES FOR OUR MD-11 AIRCRAFT

     As of March 31, 2002, we leased three MD-11 aircraft, representing 5.70% of our portfolio by appraised value as of January 31, 2002, to a Latin American lessee. These leases are expected to expire between March and December 2004. Because the market for re-leasing these aircraft in their current passenger configuration is currently, and is expected to remain, very weak, we are examining all possibilities in respect of these aircraft, including, subject to the restrictions in our indentures, selling them or converting them to freighter aircraft. The current market value of these aircraft is such that we would not be able to sell the aircraft at prices that would meet the indenture requirements. Although there may be greater demand for converted freighter MD-11 aircraft than passenger MD-11 aircraft, conversion into freighter aircraft would involve substantial cash expenditures by us.

AIRCRAFT SALES

     Based on the recommendations of the servicer and the administrative agent, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have identified a number of aircraft types for potential sale so long as the terms of a proposed sale for a particular aircraft are commercially advantageous to Airplanes Group and the sale complies with the requirements of the indentures. The aircraft types which have been identified for potential sale are B737-200, B727-200, DC-9, A300 and turboprop aircraft. At March 31, 2002, there was a total of 58 aircraft of these aircraft types in our portfolio representing 9.21% of our portfolio by appraised value as of January 31, 2002. Since June 1999, we have sold sixteen aircraft of these aircraft types for an aggregate of $38 million (including sales proceeds and capital lease bullet payments), which has been applied in accordance with the priority of payments provided under the indentures. Since March 31, 2002, one DC9-51 aircraft and two B737-200A aircraft have been sold and a non binding letter of intent has been signed for the sale of one B737-200A aircraft.

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

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral."

ITEM 3.  LEGAL PROCEEDINGS

     Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio, representing 1.92% of our portfolio by appraised value as of January 31, 2002. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favour of debis AirFinance Ireland's recission action and overturned the 1996 judgement in favour of VASP. VASP may seek to appeal this decision of the High Court. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance Ireland will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002.

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

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five year period ended March 31, 2002 have been extracted or derived from the financial statements of Airplanes Group, which have been audited by KPMG, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     The selected combined financial data set forth below combine the operating results, assets, liabilities and cash flows of Airplanes Limited and Airplanes Trust. The separate balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in shareholders' deficit/net liabilities and statements of cash flows, and notes thereto, of Airplanes Limited and Airplanes Trust are contained in the financial statements included in "Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K."

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

     Aircraft assets are stated on the "predecessor cost basis," that is, reflecting debis AirFinance Ireland's historical cost less accumulated depreciation and impairment provisions. The difference between the predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of total shareholders' deficit in the combined balance sheet data. The statements below are restated without provisions for loss making leases as further detailed in the notes to the financial statements at note 4.

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1998     1999     2000     2001     2002
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
REVENUES(2)
Aircraft leasing..................................  $ 585    $ 526    $ 501    $ 471    $ 410
Aircraft sales....................................     94      132        3       21        5
Other income......................................     --       --        1       --       --
EXPENSES
Cost of aircraft sold.............................    (90)    (118)      (1)     (14)      (2)
Depreciation and amortization.....................   (192)    (176)    (174)    (170)    (451)
Net interest expense(3)...........................   (411)    (428)    (468)    (536)    (609)
Bad and doubtful debts............................     --      (11)      (4)      (7)      (3)
Other lease costs.................................   (118)     (83)     (74)     (83)     (73)
Selling general and administrative expenses.......    (38)     (35)     (34)     (35)     (36)
Tax benefit/(charge)..............................      3        3       (7)      20       64
                                                    -----    -----    -----    -----    -----
Net loss..........................................  $(167)   $(190)   $(257)   $(333)   $(695)
                                                    =====    =====    =====    =====    =====

COMBINED BALANCE SHEET DATA(1)

                                                               AS OF MARCH 31,
                                             ---------------------------------------------------
                                              1998       1999       2000       2001       2002
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Aircraft, net, and net investment in
  capital and sales type leases............  $ 3,436    $ 3,128    $ 2,947    $ 2,759    $ 2,296
  Total assets.............................    3,743      3,453      3,206      3,023      2,523
                                             -------    -------    -------    -------    -------
Indebtedness(3)............................   (4,078)    (3,842)    (3,636)    (3,495)    (3,314)
Provision for maintenance..................     (315)      (283)      (274)      (246)      (257)
  Total liabilities........................   (4,992)    (4,892)    (4,902)    (5,052)    (5,283)
                                             -------    -------    -------    -------    -------
Net liabilities............................   (1,249)    (1,439)    (1,696)    (2,029)    (2,760)
                                             =======    =======    =======    =======    =======

COMBINED STATEMENT OF CASH FLOWS(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1998     1999     2000     2001     2002
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Cash paid in respect of interest(3)...............  $ 267    $ 223    $ 214    $ 210    $ 186
Net cash provided by operating activities (after
  payment of interest)............................  $ 214    $ 111    $ 181    $ 105    $ 120
Net cash (used in)/provided by investing
  activities......................................    101      135        8       26        9
Net cash (used in)/provided by financing
  activities......................................   (322)    (240)    (210)    (137)    (184)
                                                    -----    -----    -----    -----    -----
Net increase/(decrease) in cash...................  $  (7)   $   6    $ (21)   $  (6)   $ (55)
                                                    =====    =====    =====    =====    =====

OTHER DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1998     1999     2000     2001     2002
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Deficiency of combined earnings after combined
  fixed charges(4)................................  $(170)   $(193)   $(250)   $(353)   $(761)

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Revenues include maintenance reserve receipts. See Note 14 to the financial statements.

(3) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the class E notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the class E notes for so long as the other classes of notes remain outstanding. Net interest expense is stated after crediting interest income of $16 million in 1998, $14 million in 1999, $13 million in 2000, $14 million in 2001 and $6 million in 2002. In the year ended March 31, 2002 Net interest expense includes an adjustment of US$(5) million in relation to the effect of change in accounting principle on the adoption of SFAS 133.

(4) Deficiency of combined earnings after combined fixed charges represents the amount by which Airplanes Group's loss before income taxes and fixed charges exceeded fixed charges. Fixed charges consists of interest expense. Because our fixed charges exceeded earnings for all periods presented, a ratio of earnings to fixed charges is not presented.

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

RECENT DEVELOPMENTS

OVERVIEW

     We have continued to suffer from a very difficult business environment for the commercial aircraft industry in the light of global economic conditions, as exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout. The resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines, has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, requests from certain of our lessees to restructure their leases and/or allow rental holidays, deferrals or early returns of aircraft, and a decline in sales prices for our aircraft. Oil prices are liable to be volatile. Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases, they rely on short-term government solutions. If these are not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new ADs to be issued to improve security on aircraft, the cost of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not currently on lease, will be our responsibility.

RESTRUCTURINGS

     We have already seen a substantial number of rental restructurings, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements can also include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. The servicer is still pursuing negotiations with certain lessees and we expect further restructurings to be agreed with a consequential adverse effect on lease rates and revenues.

AIRCRAFT APPRAISED VALUES

     There has been a decline of 10.15% in the appraised value of our fleet in the year to January 31, 2002, which is $143m greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle, and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

PERFORMANCE

     The performance of our aircraft portfolio has not enabled us to meet either the 1996 Base Case or the 2001 Base Case assumptions. In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we believe may be inadequate to pay scheduled principal and interest payments on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Specifically, as a result of the greater than expected depreciation of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent of available cash flows in April and May 1998 and since February 1999. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we have been unable to make certain scheduled principal payments on the class C and D notes since April 1999, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

     We are currently ahead of the required class A minimum principal payment schedule to the extent of $110 million because of accelerated principal payments resulting from payment of class A principal adjustment amounts. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, in light of our current and expected cash performance, we expect that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Our actual results may differ from our current expectations. However, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

IMPAIRMENT

     We have reviewed our fleet for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). Under SFAS 144, Airplanes Group's policy is to recognize an impairment charge when an asset's carrying value is greater than its net undiscounted expected future cash flows. The amount of the charge is the difference between the asset's carrying value and its fair market value. We have determined that the estimated net future cash flows to be generated by certain of our aircraft, in particular our B767, F100 and DC8-71F fleets, will be less than their carrying value. These aircraft have been written down to their fair value, as estimated based on the expected net discounted future cash flows to be generated by the aircraft over their estimated remaining useful lives. The impairment provision of $292 million in the year to March 31, 2002 relates primarily to those three aircraft types and reflects poor perceived future lease prospects for these aircraft.

RATINGS

     On December 12, 2001, Moody's announced a downgrade of our class C notes from Baa2 to Ba3 and a downgrade of the class D notes from Ba2 to B2. On December 21, 2001 Fitch downgraded the class C notes from BBB to BB and the class D notes from BB to B and left our class A to D certificates on credit watch negative. On March 25, 2002, Standard & Poor's downgraded our class C certificates from BBB to BB+ and our class D certificates from BB to B-. Standard & Poor's affirmed the rating on the class A and B certificates but left the class C and D certificates on credit watch negative. Most recently on June 24, 2002, Fitch further downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+. Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

REMARKETING

     At March 31, 2002, we had 32 aircraft scheduled to be remarketed before December 31, 2002. These comprise three B737 300s/400s, four B727/B737-200As, six DHC8s, four MD83s, four DC8s, one B767, one A300, one A320, three Metro-IIIs, three DC9s, one ATR42 and one B757-200 aircraft. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft. As a result of the current oversupply of aircraft in the market place, we anticipate that we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are likely to be lower, and in some cases materially lower, than current lease rates.

CRITICAL ACCOUNTING POLICIES

     Airplanes Group determined the critical principles by considering accounting policies that involve the most subjective decisions or assessments. The most critical accounting policies are those related to depreciation methods and impairment of aircraft values since both of these involve elements which require Airplanes Group to make assumptions as to matters that are highly uncertain at the time the estimates are made.

DEPRECIATION:

     Aircraft are recorded at cost and depreciated on a straight line basis over the estimated life to their estimated residual value. The determinations of useful life and residual value are critical to the calculation of depreciation. The estimates of residual values are generally 15% of cost and the useful lives are as follows:

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

     The estimates of useful lives and residual values are reviewed at least annually.

IMPAIRMENT:

     Aircraft are periodically reviewed for impairment in accordance with SFAS
144. An impairment loss is recognized when the fair value of the undiscounted expected future cash flows of the aircraft is less than its carrying value. The fair value of the aircraft is generally based on independent appraisals of the aircraft.

     Under the indentures, Airplanes Group is required to obtain appraisals at least once each year and in any case no later than March 1 of each year from at least three independent appraisers. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

     In certain situations the impairment loss is determined based on the estimated discounted future cash flows of an aircraft. The appraised values are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand." Since this assumption may not be appropriate to certain aircraft, estimated discounted cash flows are sometimes used as a more accurate indication of fair value. The estimated discounted future cash flows assume, among other things, market rates at the end of the existing lease term, other lease costs, downtime and weighted average cost of capital.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2002 COMPARED WITH YEAR ENDED MARCH 31, 2001.

     Airplanes Group's results for the year ended March 31, 2002 reflected a continuation of the already apparent difficult trading conditions in the aviation industry. The events of September 11, 2001 as discussed above at "Recent Developments," exacerbated an already difficult situation and have had a marked impact on the results for the year to March 31, 2002 in particular giving rise to a decline in the fair value of the aircraft and the resulting requirement for impairment provisions and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors are expected to have a continuing significant impact on Airplanes Group's results in future periods.

     Overall, Airplanes Group generated $120 million in cash from operations in the year to March 31, 2002 compared to $105 million in the year ended March 31, 2001. The increase in cash generated from operations in the year ended March 31, 2002 is primarily attributable to net maintenance inflows, lower LIBOR rates on the notes and a reduction in other lease costs. This was offset to some extent by an increased level of lease restructurings, greater aircraft downtime, lower interest rates on floating rate leases and a reduction in the number of aircraft on lease as a result of previous aircraft sales. There was a net loss after taxation for the year ended March 31, 2002 of $695 million (Airplanes Limited:
$623 million; Airplanes Trust: $72 million) compared to a net loss after taxation for the year ended March 31, 2001 of $333 million (Airplanes Limited:
$316 million; Airplanes Trust: $17 million). The increase in the net loss for the period was primarily attributable to impairment provisions, a decrease in lease revenue, and additional interest being charged on accrued but unpaid class E note interest.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the year ended March 31, 2002 were $410 million (Airplanes Limited: $382 million; Airplanes Trust:
$28 million) compared with $471 million (Airplanes Limited: $432 million; Airplanes Trust: $39 million) for the year ended March 31, 2001. The decrease in 2002 was primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings, greater aircraft downtime and, to a lesser extent, lower interest rates on floating rate leases, a greater number of off-lease aircraft during the year ended March 31, 2002 and the reduction in the number of aircraft on lease in the year ended March 31, 2002 as a consequence of previous aircraft sales. At March 31, 2002, Airplanes Group had 180 of its 186 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 12 aircraft) compared to 187 of its 193 aircraft on lease (Airplanes Limited: 171 aircraft; Airplanes Trust: 16 aircraft) at March 31, 2001.

IMPAIRMENT PROVISION

     Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires the recognition of an impairment when an assets carrying value is greater than its net undiscounted expected future cash flows. Following receipt of the January 2002 appraised values (see "Item 1 -- Business -- The Aircraft, Related Leases and Collateral -- Appraisals") and consideration of the estimated future cash flows to be generated by our aircraft, an SFAS 144 assessment resulted in the requirement for an impairment provision of $292 million (Airplanes Limited: $245 million; Airplanes Trust: $47 million) in the year ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 2002 amounted to $159 million (Airplanes Limited: $146 million; Airplanes Trust:
$13 million) compared with $170 million (Airplanes Limited: $154 million; Airplanes Trust: $16 million) for the year ended March 31, 2001. The reduced charge in the year ended March 31, 2002, resulted from the reduced depreciable value of the fleet following the impairment provision created in the quarter ended December 31, 2001.

AIRCRAFT SALES

     Sales revenues of $5 million (Airplanes Limited: $5 million; Airplanes Trust; $Nil) in respect of the sale of three B737-200A aircraft and one DC9-51 aircraft were received in the year ended March 31, 2002. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million, Airplanes Trust $Nil) in the year ended March 31, 2002. Sales revenues of $21 million (Airplanes
Limited: $8 million, Airplanes Trust: $13 million) in respect of the sale of the airframe from an A300 aircraft, the sale of four engines from two A300 aircraft, the airframes of which had been sold separately and the sale of one B737-200A aircraft were received in the year ended March 31, 2001. The net book value of the aircraft sold was $14 million (Airplanes Limited: $4 million, Airplanes
Trust: $10 million) in the year ended March 31, 2001.

NET INTEREST EXPENSE

     Net interest expense was $614 million (Airplanes Limited: $559 million; Airplanes Trust: $55 million) in the year ended March 31, 2002 compared to $536 million (Airplanes Limited: $487 million; Airplanes Trust: $49 million) in the year ended March 31, 2001. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $101 million offset by lower average debt and interest rates and a gain on the sale of swaptions of $9 million in the year ended March 31, 2002.

     The weighted average interest rate on the class A, B, C and D notes (taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2002 was 7.18% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $2,797 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the class A, B, C and D notes (also taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2001 was 7.669% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $2,984 million.

     The difference for the year ended March 31, 2002 in Airplanes Group's net interest expense of $614 million (Airplanes Limited: $559 million; Airplanes
Trust: $55 million) and cash paid in respect of interest of $186 million (Airplanes Limited: $169 million; Airplanes Trust: $17 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

     Net interest expense is stated after deducting interest income earned during the relevant year. In the year ended March 31, 2002, Airplanes Group earned interest income (including lessee default interest) of $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) compared with $14 million in the year ended March 31, 2001 (Airplanes Limited: $14 million; Airplanes
Trust: $Nil).

BAD DEBT PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the year. Overall, there was a net charge of $3 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes
Trust: $1 million) in the year ended March 31, 2002, compared with a net charge of $7 million for the year ended March 31, 2001 (Airplanes Limited: $5 million; Airplanes Trust: $2 million). The net charge in the year ended March 31, 2002 was primarily as a result of provisions required in respect of two Colombian lessees, one Brazilian lessee and one U.S. lessee.

LOSS-MAKING LEASE PROVISIONS

     Prior to the fourth quarter of the year ended March 31, 2002, we deemed lease agreements to be "loss making" in circumstances where the contracted rental payments were insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to that lease over its term. For these purposes, interest was allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest which is payable only in the event that the principal amount of all the notes is repaid). We have now determined that this provision for loss making leases and related reserve was not appropriate under authoritative accounting literature and we have therefore eliminated such provision. All prior periods presented in our financial statements have been restated to reflect this change.

     This change resulted in an increase/(decrease) in net loss for the year ended March 31, 2001 of $(17) million (Airplanes Limited: $(17) million; Airplanes Trust: $Nil) and decreased net liabilities as of April 1, 1999 of $35 million (Airplanes Limited: $34 million; Airplanes Trust: $1 million). It also resulted in a net increase/ (decrease) in net loss for the three month periods ended June, September and December 2001 of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil); $16 million (Airplanes Limited: $16 million; Airplanes Trust; $Nil) and $4 million (Airplanes Limited: $5 million; Airplanes
Trust: $(1) million), respectively.

OTHER LEASE COSTS

     Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the year ended March 31, 2002 amounted to $73 million (Airplanes Limited: $70 million; Airplanes Trust: $3 million) compared to other lease costs of $83 million (Airplanes Limited: $81 million; Airplanes
Trust: $2 million) in the year ended March 31, 2001. The decrease in other lease costs arises due to a lower number of new leases entered into during the year and an increased number of lease extensions, resulting in lower transition costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2002 amounted to $36 million (Airplanes Limited: $33 million; Airplanes Trust:
$3 million). This is a comparable expense to that incurred in the year ended March 31, 2001 of $35 million (Airplanes Limited: $33 million; Airplanes Trust:
$2 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2002 and the year ended March 31, 2001 include $24 million (Airplanes Limited: $22 million; Airplanes Trust: $2 million) relating to GECAS servicing fees.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2002 is $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $9 million for the year ended March 31, 2001.

OPERATING LOSS

     The operating loss for the year ended March 31, 2002 was $764 million (Airplanes Limited: $670 million; Airplanes Trust: $94 million) compared with an operating loss of $353 million for the year ended March 31, 2001 (Airplanes
Limited: $324 million; Airplanes Trust: $29 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

TAXES

     There was a tax benefit of $64 million (Airplanes Limited: $42 million; Airplanes Trust: $22 million) in the year ended March 31, 2002, as compared with a tax benefit of $20 million (Airplanes Limited: $8 million, Airplanes Trust:
$12 million) for the year ended March 31, 2001. This benefit arose from the reversal of timing differences in deferred tax (see note 18 to the financial statements).

NET LOSS

     The net loss after taxation for the year ended March 31, 2002 was $695 million (Airplanes Limited: $623 million; Airplanes Trust: $72 million) compared with a net loss after taxation for the year ended March 31, 2001 of $333 million (Airplanes Limited: $316 million; Airplanes Trust: $17 million). The principal change in the year ended March 31, 2002 is the inclusion of an impairment provision of $292 million.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

     Airplanes Group's results for the year ended March 31, 2001 reflected a continuation of difficult trading conditions for some of its lessees, along with an unfavorable market for some of its aircraft, in particular widebody aircraft, and increased levels of aircraft downtime. Overall, Airplanes Group generated $105 million in cash from operations in the year ended March 31, 2001, compared to $181 million in the year ended March 31, 2000. The decrease in cash generated from operations in the year ended March 31, 2001 is primarily attributable to a reduction in lease revenues due to a greater number of off-lease aircraft during the year ended March 31, 2001 and a smaller portfolio of aircraft due to prior aircraft sales. In addition, there was a net outflow of maintenance payments and a net increase in the level of receivables before write offs, as compared with the year ended March 31, 2000. This was partially offset by a cash receipt from GE Capital under the terms of the tax sharing agreement. There was a net loss after taxation for the year ended March 31, 2001 of $333 million (Airplanes
Limited: $316 million; Airplanes Trust: $17 million) compared to a net loss after taxation for the year ended March 31, 2000 of $257 million (Airplanes
Limited: $238 million; Airplanes Trust: $19 million). The increase in the net loss for the year ended March 31, 2001 was primarily attributable to additional interest being charged on accrued but unpaid class E note interest, a reduction in revenue due to aircraft downtime and provisions for bad debts.

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

     The weighted average interest rate on the class A, B, C and D notes (taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum note interest amount but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2001 was 7.6695% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $2,984 million. The class E notes accrue interest at a rate of 20% per annum, as adjusted to take account of changes to the U.S. consumer price index since March 28, 1996. The weighted average interest rate on the class A, B, C and D notes (also taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum note interest amount but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2000 was 6.73% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $3,160 million. The weighted average interest rate is effected by the continued paydown of the class A and B notes with the class C and D notes carrying a higher coupon.

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

BAD DEBT PROVISIONS

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

OTHER LEASE COSTS

     Other lease costs in the year ended March 31, 2001, comprising mainly amounts transferred to maintenance provisions and aircraft related technical expenditure, amounted to $83 million (Airplanes Limited: $81 million; Airplanes
Trust: $2 million) compared to other lease costs of $74 million (Airplanes
Limited: $71 million; Airplanes Trust: $3 million) in the year ended March 31, 2000. The increase in the year ended March 31, 2001 was attributable to an increased number of aircraft being remarketed, partially offset by a release of $10 million in relation to a continuing review of the adequacy of maintenance reserves when aircraft are re-leased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2001 amounted to $35 million (Airplanes Limited: $33 million; Airplanes Trust:
$2 million). This was a comparable expense to that incurred in the year ended March 31, 2000 of $34 million (Airplanes Limited: $31 million; Airplanes Trust:
$3 million).

     The most significant element of selling, general and administrative expenses are the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to the servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2001 included $23 million (Airplanes Limited: $21 million; Airplanes Trust: $2 million) relating to GECAS servicing fees, similar to the charge of $22 million for the year ended March 31, 2000.

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

OPERATING LOSS

     The operating loss for the year ended March 31, 2001 was $353 million (Airplanes Limited: $324 million; Airplanes Trust: $29 million) compared with an operating loss of $250 million for the year ended March 31, 2000 (Airplanes
Limited: $223 million; Airplanes Trust: $27 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

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

NET LOSS

     The net loss after taxation for the year ended March 31, 2001 was $333 million (Airplanes Limited: $316 million; Airplanes Trust: $17 million) compared with a net loss after taxation for the year ended March 31, 2000 of $257 million (Airplanes Limited: $238 million; Airplanes Trust: $19 million). The increased loss was primarily due to additional interest being charged on the class E notes, a reduction in revenue due to aircraft downtime and provisions for bad debts.

FINANCIAL RESOURCES AND LIQUIDITY

     Our primary source of liquidity is rental payments made by lessees under the leases. Our principal uses of cash rental payments are expenses related to the aircraft and their servicing, corporate expenses and the payment of interest, principal and any premium on indebtedness. See "-- Indebtedness" for more information regarding our outstanding debt.

     Airplanes Group's cash balances at March 31, 2002 amounted to $142 million (Airplanes Limited: $136 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 2001 of $197 million (Airplanes Limited: $191 million; Airplanes Trust: $6 million). This represented a decrease of $55 million in the cash balances for the year ended March 31, 2002, compared with a net decrease in the cash balances of $6 million for the year ended March 31, 2001. The decrease in the year to March 31, 2002, is primarily as a result of the $40 million reduction in the liquidity reserve on April 17, 2001.

     Under the terms of Airplanes Group's indebtedness, we are required to maintain cash balances, which we refer to as the "LIQUIDITY RESERVE AMOUNT," equal to (1) the amount of security deposits ($32 million at March 31, 2002),
(2) a maintenance reserve and (3) a miscellaneous reserve amount. See "-- The Accounts -- Liquidity Reserve Amount" for circumstances under which these amounts may be increased or decreased. The terms of Airplanes Group's indebtedness restrict the use of this cash so that it is generally not available to service debt. The liquidity reserve amount has been determined largely based on an analysis of historical experience, assumptions regarding Airplanes Group's future performance and the frequency and cost of certain contingencies in respect of the aircraft. It is intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing liens, complying with ADs and repossessing and re-leasing aircraft.

     In analyzing the future impact of costs, assumptions have been made regarding their frequency and amount based on historical experience. There can be no assurance, however, that historical experience will prove to be relevant or that actual cash received by Airplanes Group will not be significantly less than that assumed. Any significant adverse variation, such as we are experiencing, may materially adversely affect our ability to make payments of interest and principal on the notes and certificates.

     During future years, we may have to incur unusually high cash expenditures for the purpose of airframe and engine overhauls and complying with new regulatory requirements for aircraft operating in Europe and North America. Depending on their level and timing, these payments could further adversely affect our ability to make certain principal payments on the notes since aircraft expenses rank ahead of payments on the notes and certificates.

OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and Airplanes Group's ability to re-lease aircraft, the average cost of the notes, the efficacy of Airplanes Group's interest rate hedging policies, the ability of Airplanes Group's swap providers to perform under the terms of their swap and similar obligations and maintenance cash flows which, although expected to be neutral over time, may not balance in any given year.

     Net cash provided by operating activities in the year ended March 31, 2002 amounted to $120 million (Airplanes Limited: $134 million; Airplanes Trust:
$(14) million) compared with $105 million in the year ended March 31, 2001 (Airplanes Limited: $105 million; Airplanes Trust: $Nil). This includes cash paid in respect of interest of $186 million in the year ended March 31, 2001 (Airplanes Limited: $169 million; Airplanes Trust: $17 million) compared with the $210 million in the year ended March 31, 2001 (Airplanes Limited: $190 million; Airplanes Trust: $20 million). The increase in net cash provided by operating activities in the year ended March 31, 2002 is primarily attributable to net maintenance inflows, lower LIBOR rates on the notes and a reduction in other lease costs. This was offset to some extent by an increased level of lease restructurings, greater aircraft downtime, lower interest rates on floating rate leases and a reduction in the number of aircraft on lease as a result of previous aircraft sales. In addition, in the year ended March 31, 2002 there was a net increase in the level of receivables balances before write offs, as compared to the year ended March 31, 2001.

     There was a reduction in the amount of cash paid as interest during the year ended March 31, 2002 of $24 million, as a result of lower average debt and a lower average interest rate.

INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities in the year ended March 31, 2002, reflect the cash provided by capital and sales type leases which was $7 million (Airplanes Limited: $7 million; Airplanes Trust: $Nil) comparable to the year ended March 31, 2001. In the year ended March 31, 2002, Airplanes Group also received net sales proceeds of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) compared to $19 million (Airplanes Limited: $6 million; Airplanes Trust: $13 million) in the year ended March 31, 2001.

     Cash flows from financing activities in the year ended March 31, 2002, primarily reflect the repayment of $184 million of principal on the subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $167 million; Airplanes Trust: $17 million) compared with $137 million of principal repaid on the subclass A-6 and class B by Airplanes Group (Airplanes Limited: $124 million; Airplanes Trust: $13 million) in the year ended March 31, 2001. The increase in principal repayments in the year ended March 31, 2002 as compared to the year ended March 31, 2001, is due to an increase in cash provided by operating activities as discussed above and the release of $40 million from the liquidity reserve.

INDEBTEDNESS

     Airplanes Group's outstanding indebtedness consisted of class A, B, C, D and E notes in the amount of $3,314 million (Airplanes Limited: $3,019 million; Airplanes Trust: $295 million) at March 31, 2002 and $3,495 million (Airplanes
Limited: $3,185 million; Airplanes Trust: $310 million) at March 31, 2001. Airplanes Group had $591 million of class E notes outstanding at March 31, 2002 and 2001. The terms of each subclass of notes, including the outstanding principal amount as of March 15, 2002, and estimated fair market value as of March 31, 2002, are as follows:

                                OUTSTANDING                                               ESTIMATED
                                 PRINCIPAL            ANNUAL                             FAIR MARKET
CLASS OR SUBCLASS OF            AMOUNT AS OF       INTEREST RATE          FINAL          VALUE AS OF
CERTIFICATES AND NOTES         MARCH 15, 2002    (PAYABLE MONTHLY)    MATURITY DATE     MARCH 31, 2002
----------------------         --------------    -----------------    --------------    --------------
                                ($ MILLIONS)                                             ($ MILLIONS)
Subclass A-6.................      279.3         LIBOR+0.340%         March 15, 2019        276.5
Subclass A-8.................      700.0         LIBOR+0.375%         March 15, 2019        673.7
Subclass A-9(1)..............      750.0         LIBOR+0.550%         March 15, 2019        697.5
Class B......................      260.7         LIBOR+0.750%         March 15, 2019        200.8
Class C......................      349.8         8.150%               March 15, 2019        174.9
Class D......................      395.1         10.875%              March 15, 2019         79.0
Class E (notes only)(2)......      591.2         20.000%              March 15, 2019           --

---------------

(1)  The subclass A-9 certificates were issued on March 15, 2001.

(2) The annual interest rate on the class E notes is adjusted by reference to changes in the U.S. Consumer Price Index since March 28, 1996. As of March 31, 2002, the annual interest rate on the class E notes was 23.2%. Except for the class E minimum interest amount and supplemental interest amount, payable at 1% and 10% per annum respectively, no principal or interest is payable on the class E notes until the more senior classes of notes have all been paid in full. As of March 31, 2002, the accrued and unpaid class E minimum interest amount and supplemental interest amount was $1,498 million.

     Airplanes Group will either have to refinance the subclass A-8 certificates in the capital markets on March 15, 2003 or pay step-up interest on them. In the absence of sufficient cash flow, step-up interest will accrue on the subclass A-8 certificates. Given current market conditions and the impact these conditions have had on our performance as compared to the 2001 Base Case, we believe that such a refinancing at this time would not be economically viable.

COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2001 BASE CASE FOR THE FOUR MONTH PERIOD FROM JANUARY 10, 2002 TO MAY 9, 2002.

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

     For the purposes of this report, the "FOUR MONTH PERIOD" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended February 15, 2002, March 15, 2002, April 15, 2002 and May 15, 2002, respectively. The financial data in these reports includes cash receipts from January 10, 2002 (first day of the Calculation Period for the February 2002 Report) up to May 9, 2002 (last day of the Calculation Period for the May 2002 Report). Page 66 presents the cumulative cash flow information from March 2001 to the May 2002 Payment Date. This report, however, limits its commentary to the Four Month Period. For reasons discussed above under "-- Recent Developments," we have performed and expect to continue to perform behind the 2001 Base Case.

     The 2001 Base Case contained assumptions in respect of Airplanes Group's then future cash flows and expenses. Since these assumptions were developed, global economic conditions, and particularly conditions in the commercial aviation industry, have worsened significantly, particularly since September 11, 2001, as discussed above. Accordingly the performance of Airplanes Group has been and is likely to continue to be worse than the 2001 Base Case, with particular reference to those assumptions relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

     The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Four Month Period and should be read in conjunction with the analysis on page 65.

CASH COLLECTIONS

     "TOTAL CASH COLLECTIONS" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Four Month Period, Airplanes Group generated approximately $107.8 million in Total Cash Collections, $26.7 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 64).

[2]  RENEGOTIATED LEASES

     "RENEGOTIATED LEASES" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Four Month Period, the amount of revenue loss attributed to Renegotiated Leases was $22.6m, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with three Latin American lessees and two European lessees representing 30 aircraft in total on lease to these lessees at March 31, 2002 and 5.7%, 5.05%, 2.9%, 5.57% and 3.34% of our portfolio by appraised value at January 31, 2002 respectively. It also relates to renegotiations with 13 other lessees in respect of a total of 36 aircraft on lease to one North American lessee, four Latin American lessees, five European lessees, one Asian lessee, one African lessee and one other lessee, together representing a total of 15.19% of the portfolio by appraised value at January 31, 2002.

     For details of current lessee restructurings please refer to "Item 1 -- Business -- The Aircraft, Related Leases and Collateral -- The Lessees".

[3] RENTAL RESET -- RELEASING EVENTS WHERE NEW LEASE RATE DEVIATED FROM THE 2001 BASE CASE

     "RENTAL RESETS" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. Rental Resets amounted to $14.4 million in the Four Month Period, as compared to $Nil assumed in the 2001 Base Case. This difference relates primarily to rental resets with two Latin American lessees, two North American lessees, two European lessees and one African lessee together representing a total of 42 aircraft on lease to these lessees at March 31, 2002 and 31.64% of the portfolio by appraised value at January 31, 2002.

     The events of September 11, 2001 resulted in a number of significant lease restructurings. However not all leases of aircraft on lease to any one lessee were subject to these restructurings. This has resulted in variances (without duplication) attributable to certain lessees falling into both the Renegotiated Leases and Rental Reset variance lines shown on page 65.

[5]  CONTRACTED LEASE RENTALS

     "CONTRACTED LEASE RENTALS" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Four Month Period, Contracted Lease Rentals were $103.2 million, which was $37.0 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]  MOVEMENT IN CURRENT ARREARS BALANCE

     "CURRENT ARREARS" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $4.0 million in the Current Arrears balance over the Four Month Period, as compared to $Nil assumed in the 2001 Base Case.

NET STRESS-RELATED COSTS

     "NET STRESS-RELATED COSTS" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.5% of the 2001 Base Case Lease Rentals in the Four Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.5% of the 2001 Base Case Lease Rentals. For the Four Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $7.6 million (5.4% of Lease Rentals) compared to $7.9 million outflow assumed in the 2001 Base Case, a variance of $0.3 million that is due to the five factors described in items [8] to [12] below.

[8]  BAD DEBTS

     "BAD DEBTS" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Four Month Period, $1.4 million less than the 2001 Base Case assumption of $1.4 million (1.0% of Lease Rentals).

[9]  DEFERRED ARREARS BALANCE

     "DEFERRED ARREARS BALANCE" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Four Month Period, Airplanes Group received payments totaling $0.7 million in accordance with these restructurings. $0.3 million was received from each of a Philippine and a Latin American lessee, owing $0.3 million, and $Nil respectively at 31 March 2002. The balance of $0.1 million was received from one Turkish lessee owing $0.6 million at 31 March 2002. Payments totaling $0.5 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10]  AIRCRAFT ON GROUND ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had fourteen aircraft AOG at various times during the Four Month Period and at March 31, 2002, six aircraft were AOG, one of which was subject to a letter of intent for lease. In the Four Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $7.3 million (5.2% of Lease Rentals), as compared to $5.9 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11]  OTHER LEASING INCOME

     "OTHER LEASING INCOME" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Four Month Period, Other Leasing Income amounted to $0.2 million, as compared to $Nil assumed under the 2001 Base Case.

[12]  REPOSSESSION COSTS

     "REPOSSESSION COSTS" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Four Month Period, Repossession Costs amounted to $1.0 million on the return of two B737-300 aircraft from Balkan Bulgarian Airlines, one B737-400 from Istanbul, one A300B4-200 from Transaer and one DHC8-300 from Aeroel, as compared to $1.1 million assumed under the 2001 Base Case.

[14]  NET LEASE RENTALS

     "NET LEASE RENTALS" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Four Month Period, Net Lease Rentals amounted to $99.6 million, $32.6 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15]  INTEREST EARNED

     "INTEREST EARNED" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Four Month Period, interest earned amounted to $1.1 million, $1.1 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Four Month Period was 1.7% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]  AIRCRAFT SALES

     Aircraft sales proceeds totalling $1.5 million were received in the Four Month Period in respect of the sale of one B727-200A aircraft and two DC9-51 aircraft. In the 2001 Base Case all aircraft are assumed to be sold at the end of their useful economic lives. Variances in cashflow will arise where aircraft are sold prior to or after the end of their useful economic life.

[17]  NET MAINTENANCE

     "NET MAINTENANCE" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Four Month Period, positive net maintenance cash flows of $5.5 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular four month reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

     "TOTAL CASH EXPENSES" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Four Month Period, Total Cash Expenses were $21.1 million compared to $18.2 million assumed in the 2001 Base Case, a negative variance of $2.9 million. A number of offsetting factors discussed below have given rise to this.

     "AIRCRAFT OPERATING EXPENSES" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]  RE-LEASING AND OTHER OVERHEAD COSTS

     "RE-LEASING AND OTHER OVERHEAD COSTS" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Four Month Period, these costs amounted to $6.1 million (or 4.3% of Lease Rentals) compared to $7.0 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

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

[21]  AIRCRAFT SERVICER FEES

     The "AIRCRAFT SERVICER FEES" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Four Month Period, the total Aircraft Servicer Fees paid were $8.7 million, $0.7 million more than that assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:

                                                                $M
                                                                ---
Retainer Fee................................................    7.2
Minimum Incentive Fee.......................................    1.5
Core Cashflow/Sales Incentive Fee...........................    0.0
                                                                ---
Total Aircraft Servicer Fee.................................    8.7
                                                                ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]  OTHER SERVICER FEES AND OTHER OVERHEADS

     "OTHER SERVICER FEES AND OTHER OVERHEADS" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Four Month Period, Other Servicer Fees and Other Overheads amounted to $6.3 million, $3.1 million more than an assumed expense of $3.2 million in the 2001 Base Case.

     The Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have negotiated a reduction in the level of Administrative Agency and Cash Management Fees from the current level of $9.98 million to $6.25 million per annum. This new level of fees took effect on April 1, 2002 and will be adjusted annually for inflation, commencing April 1, 2003.

[30]  INTEREST PAYMENTS

     In the Four Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $39.4 million which is $22.0 million lower than the 2001 Base Case. The variance reflects lower than expected level of average interest rates. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Four Month Period was 1.8%.

     In the Four Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest amount were anticipated in the 2001 Base Case.

[31]  SWAP AND SWAPTION CASHFLOWS

     Airplanes Group's net swap payments during the Four Month Period were $18.1 million higher than the $4.5 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33]  PRINCIPAL PAYMENTS

     In the fourteen month period from March 10, 2001 to May 15, 2002, total principal payments amounted to $195.1 million, (comprising $174.4 million on the class A notes and $20.7 million on the class B notes), $25.0 million less than assumed in the 2001 Base Case. The breakdown of the $25.0 million variance is set out on page 66. In the Four Month Period, total principal payments amounted to $24.7 million, (comprising of $18.5 million on the class A notes and $6.2 million on the class B notes), $25.7 million less than assumed in the 2001 Base Case. The breakdown of the $25.7 million variance is set out on page 65.

     Applying the declining value assumptions to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,199.6 million at May 15, 2002. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2002 and valued the current portfolio at $2,799.1 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,744.6 million at May 15, 2002.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cash flows, after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the fourteen month period. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines in excess of the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, scheduled principal payments on the class C and D notes have been deferred on each payment date during the fourteen month period. Total deferrals of class C and class D scheduled principal amounts amounted to $35.9 million and $19.1 million respectively as of May 15, 2002. There was $136.8 million outstanding class A principal adjustment amount as of May 15, 2002.

     There has been a decline of 10.15% in the appraised value of our fleet in the year to January 31, 2002, which is $143 million greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle, and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

OTHER ISSUES

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

     Additionally, minimum principal amounts on the class A and class B notes are payable before interest on the class C and class D notes, and principal adjustment amount on the class A notes is payable before scheduled principal payments on the class C and class D notes. Since the appraised value of our aircraft has declined at a rate faster than that originally assumed in our 1996 Base Case, we have been required to pay principal adjustment amount on the class A notes with a consequential deferral of scheduled principal payments on the class C and class D notes.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. We are currently ahead of the required class A minimum principal payment schedule to the extent of $110 million because the accelerated principal payments resulting from payment of class A principal adjustment amounts have enabled us to maintain those loan to initial appraised value ratios. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001, has been significantly weaker than was assumed in our 2001 Base Case, as discussed above. In light of our current and expected cash performance, we expect that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Our actual results may differ from our current expectations, as further explained in "-- Recent Developments." However, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. The class A notes are the most senior class of notes currently outstanding. A failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full.

     The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which reevaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001. On December 12, 2001, Moody's announced a downgrade of our class C certificates from rating Baa2 to Ba3 and a downgrade of the class D certificates from Ba2 to B2. On December 21, 2001, Fitch downgraded the class C certificates from BBB to BB and the class D certificates from BB to B and left the class A to D certificates on credit watch negative. On March 25, 2002, Standard & Poor's downgraded our class C certificates from rating BBB to BB+ and our class D certificates from BB to B-. Most recently on June 24, 2002, Fitch further downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+. Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

NOTE                             REPORT LINE NAME                                   DESCRIPTION
----                  ---------------------------------------  ------------------------------------------------------
                      CASH COLLECTIONS
[1]                   Lease Rentals..........................  Assumptions as per the 2001 Base Case
[2]                   Renegotiated Leases....................  Change in contracted rental cash flow caused by a renegotiated lease
[3]                   Rental Resets..........................  Re-leasing events where new lease rate deviated from the 2001 Base Case
[4]                   Other
[5] (LOGO)[1]...[4]   CONTRACTED LEASE RENTALS...............  Current Contracted Lease Rentals due as at the latest
                                                               Calculation Date
[6]                   Movement in Current Arrears Balance....  Current Contracted Lease Rentals not received as at the latest Calculation Date, excluding Bad Debts
[7]                   Less Net Stress related Costs
[8]                   Bad Debts..............................  Arrears owed by former lessees and deemed irrecoverable
[9]                   Deferred Arrears Balance...............  Current arrears that have been capitalised and restructured as a Note Payable
[10]                  AOG....................................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                  Other Leasing Income...................  Includes lease termination payments, rental guarantees and late payments charges
[12]                  Repossession...........................  Legal and technical costs incurred in repossessing aircraft.
[13]
  (LOGO)[8]...[12]    Sub-total
[14] [5]+[6]+[13]     NET LEASE RENTALS......................  Contracted Lease Rentals less Movement in Current
                                                               Arrears Balance and Net Stress related costs
[15]                  Interest Earned........................  Interest earned on monthly cash balances
[16]                  Aircraft Sales.........................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                  Net Maintenance........................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                  Other Receipts
[19]
  (LOGO)[14]...[18]   Total Cash Collections.................  Net Lease Rentals + Interest Earned + Aircraft Sales +
                                                               Net Maintenance + Other Receipts
                      CASH EXPENSES
                      Aircraft Operating Expenses............  All operational costs related to the leasing of aircraft.
[20]                  Releasing and Other Overheads. SG&A
                      Expenses...............................  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other
                                                               lessee-related overheads
[21]                  Aircraft Servicer Fees.................  Monthly and annual fees paid to servicer
                      Retainer Fee...........................  Fixed amount per month per aircraft
                      Minimum Incentive Fee..................  Minimum annual fee paid to servicer for performance above an annually agreed target
                      Core Cashflow/Sales Incentive Fee......  Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed
                                                               target/on sale of an aircraft
[22] [21]             Sub-total
[23]                  Other Servicer Fees and Other
                      Overheads..............................  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[24] [22]+[23]        Sub-total
[25] [20]+[24]        TOTAL CASH EXPENSES....................  Aircraft Operating Expenses + SG&A Expenses
                      NET CASH COLLECTIONS
[26] [19]             Total Cash Collections.................  Line 19 above
[27] [25]             Total Cash Expenses....................  Line 25 above
[28]                  Movement in Expense Account............  Relates to reduction in accrued expense amounts
[29]                  Reduction in Liquidity Reserve.........  Reduction of the miscellaneous reserve amount from
                                                               $40m to $Nil in April 2001
[30]                  Interest Payments......................  Interest paid on all outstanding debt
[31]                  Swap payments..........................  Net swap payments (paid)/received
[32]
  (LOGO)[26]...[31]   Total
[33]                  PRINCIPAL PAYMENTS.....................  Principal payments on debt

    AIRPLANES CASH FLOW PERFORMANCE FOR THE PERIOD FROM JANUARY 10, 2002 TO
                            MAY 15, 2002 (4 MONTHS)
        COMPARISON OF ACTUAL CASH FLOWS VERSUS 2001 BASE CASE CASH FLOWS

                                                                                             % OF LEASE RENTALS UNDER
                                                                                                THE 2001 BASE CASE
                                                                                           -----------------------------
                                                                      2001                            2001
                                                          ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                          -------   ---------   --------   ------   ---------   --------
                                                            $M         $M          $M
               CASH COLLECTIONS
1              Lease Rentals............................    140.2      140.2         0.0   100.0%     100.0%       0.0%
2              -- Renegotiated Leases...................    (22.6)       0.0       (22.6)  (16.1%)      0.0%     (16.1%)
3              -- Rental Resets.........................    (14.4)       0.0       (14.4)  (10.3%)      0.0%     (10.3%)
4              -- Other.................................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
5    O 1-4     CONTRACTED LEASE RENTALS.................    103.2      140.2       (37.0)   73.6%     100.0%     (26.4%)
6              Movement in Current Arrears Balance......      4.0        0.0         4.0     2.9%       0.0%       2.9%
7              less Net Stress Related Costs
8              -- Bad Debts.............................      0.0       (1.4)        1.4     0.0%      (1.0%)      1.0%
9              -- Deferred Arrears Balance..............      0.7        0.5         0.1     0.5%       0.4%       0.1%
10             -- AOG...................................     (7.3)      (5.9)       (1.4)   (5.2%)     (4.2%)     (1.0%)
11             -- Other Leasing Income..................      0.2        0.0         0.2     0.1%       0.0%       0.1%
12             -- Repossession..........................     (1.0)      (1.1)        0.1    (0.7%)     (0.8%)      0.1%
                                                          -------    -------    --------   -----      -----     ------
13   O 8-12    Sub-total................................     (7.6)      (7.9)        0.3    (5.4%)     (5.6%)      0.2%
14   5+6+13    NET LEASE RENTAL.........................     99.6      132.3       (32.6)   71.1%      94.4%     (23.3%)
15             Interest Earned..........................      1.1        2.2        (1.1)    0.8%       1.6%      (0.8%)
16             Aircraft Sales...........................      1.5        0.0         1.5     1.1%       0.0%       1.1%
17             Net Maintenance..........................      5.5        0.0         5.5     3.9%       0.0%       3.9%
18             Other Receipts...........................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
19   O 14-18   TOTAL CASH COLLECTIONS...................    107.8      134.5       (26.7)   76.9%      96.0%     (19.1%)
                                                          =======    =======    ========   =====      =====     ======
               CASH EXPENSES
               Aircraft Operating Expenses
20             -- Re-leasing and other overheads........     (6.1)      (7.0)        1.0    (4.3%)     (5.0%)      0.7%
               SG&A Expenses
21             Aircraft Servicer Fees
               -- Retainer Fee..........................     (7.2)      (7.5)        0.3    (5.1%)     (5.3%)      0.2%
               -- Minimum Incentive Fee.................     (1.5)      (0.5)       (1.0)   (1.1%)     (0.4%)     (0.7%)
               -- Core Cashflow/Sales Incentive Fee.....      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
22   21        Sub-total................................     (8.7)      (8.0)       (0.7)   (6.2%)     (5.7%)     (0.5%)
23             Other Servicer Fees......................     (6.3)      (3.2)       (3.1)   (4.5%)     (2.3%)     (2.3%)
                                                          -------    -------    --------   -----      -----     ------
24   22+23     Sub-total................................    (15.0)     (11.1)       (3.9)  (10.7%)     (7.9%)     (2.8%)
                                                          -------    -------    --------   -----      -----     ------
25   24+20     TOTAL CASH EXPENSES......................    (21.1)     (18.2)       (2.9)  (15.0%)    (13.0%)     (2.1%)
                                                          =======    =======    ========   =====      =====     ======
               NET CASH COLLECTIONS
26   19        Total Cash Collections...................    107.8      134.5       (26.7)   76.9%      96.0%     (19.1%)
27   25        Total Cash Expenses......................    (21.1)     (18.2)       (2.9)  (15.0%)    (13.0%)     (2.1%)
28             Movement in Expense Account..............      0.0        0.0         0.0     0.0%       0.0%       0.0%
29             Reduction in Liquidity Reserve...........      0.0        0.0         0.0     0.0%       0.0%       0.0%
30             Interest Payments........................    (39.4)     (61.4)       22.0   (28.1%)    (43.8%)     15.7%
31             Swap Payments............................    (22.6)      (4.5)      (18.1)  (16.1%)     (3.2%)    (12.9%)
                                                          -------    -------    --------   -----      -----     ------
32   O 26-31   TOTAL....................................     24.7       50.4       (25.7)   17.6%      36.0%     (18.4%)
                                                          =======    =======    ========   =====      =====     ======
33             PRINCIPAL PAYMENTS
               Subclass A-6.............................     18.5       44.6       (26.0)   13.2%      31.8%     (18.6%)
               Class B..................................      6.2        5.9         0.3     4.4%       4.2%       0.2%
                                                          -------    -------    --------   -----      -----     ------
               TOTAL....................................     24.7       50.4       (25.7)   17.6%      36.0%     (18.4%)
                                                          =======    =======    ========   =====      =====     ======
               DEBT BALANCES AT MAY 15, 2002
               Subclass A-6.............................    271.0      245.5
               Subclass A-8.............................    700.0      700.0
               Subclass A-9.............................    750.0      750.0
               Class B..................................    257.6      258.1
               Class C..................................    349.8      349.8
               Class D..................................    395.1      395.1
                                                          -------    -------
                                                          2,723.5    2,698.5
                                                          =======    =======

     AIRPLANES CASH FLOW PERFORMANCE FOR THE PERIOD FROM MARCH 10, 2001 TO
                            MAY 15, 2002 (14 MONTHS)
        COMPARISON OF ACTUAL CASH FLOWS VERSUS 2001 BASE CASE CASH FLOWS

                                                                                             % OF LEASE RENTALS UNDER
                                                                                                THE 2001 BASE CASE
                                                                                           -----------------------------
                                                                      2001                            2001
                                                          ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                          -------   ---------   --------   ------   ---------   --------
                                                            $M         $M          $M
               CASH COLLECTIONS
1              Lease Rentals                                494.4      494.4         0.0   100.0%     100.0%       0.0%
2              -- Renegotiated Leases                       (35.5)       0.0       (35.5)   (7.2%)      0.0%      (7.2%)
3              -- Rental Resets                             (31.7)       0.0       (31.7)   (6.4%)      0.0%      (6.4%)
4              -- Other                                       0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
5    O 1-4     CONTRACTED LEASE RENTALS.................    427.2      494.4       (67.3)   86.4%     100.0%     (13.6%)
6              Movement in Current Arrears Balance......     (1.7)       0.0        (1.7)   (0.3%)      0.0%      (0.3%)
7              less Net Stress Related Costs
8              -- Bad Debts.............................     (2.7)      (5.0)        2.2    (0.6%)     (1.0%)      0.5%
9              -- Deferred Arrears Balance..............      3.9        2.3         1.6     0.8%       0.5%       0.3%
10             -- AOG...................................    (17.1)     (20.9)        3.8    (3.5%)     (4.2%)      0.8%
11             -- Other Leasing Income..................      2.0        0.0         2.0     0.4%       0.0%       0.4%
12             -- Repossession..........................     (4.1)      (4.0)       (0.1)   (0.8%)     (0.8%)      0.0%
                                                          -------    -------    --------   -----      -----     ------
13   O 8-12    Sub-total................................    (18.0)     (27.5)        9.5    (3.6%)     (5.6%)      1.9%
14   5+6+13    NET LEASE RENTAL.........................    407.5      467.0       (59.5)   82.4%      94.4%     (12.0%)
15             Interest Earned..........................      6.1        8.2        (2.1)    1.2%       1.7%      (0.4%)
16             Aircraft Sales...........................     12.2        8.8         3.4     2.5%       1.8%       0.7%
17             Net Maintenance..........................     13.7        0.0        13.7     2.8%       0.0%       2.8%
18             Other Receipts...........................      4.3        0.0         4.3     0.9%       0.0%       0.9%
                                                          -------    -------    --------   -----      -----     ------
19   O 14-18   TOTAL CASH COLLECTIONS...................    443.9      484.0       (40.1)   89.8%      97.9%      (8.1%)
                                                          =======    =======    ========   =====      =====     ======
               CASH EXPENSES
               Aircraft Operating Expenses
20             -- Re-leasing and other overheads........    (21.2)     (24.8)        3.7    (4.3%)     (5.0%)      0.7%
               SG&A Expenses
21             Aircraft Servicer Fees
               -- Retainer Fee..........................    (25.6)     (26.2)        0.6    (5.2%)     (5.3%)      0.1%
               -- Minimum Incentive Fee.................     (3.0)      (1.8)       (1.3)   (0.6%)     (0.4%)     (0.3%)
               -- Core Cashflow/Sales Incentive Fee.....     (0.2)       0.0        (0.2)    0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
22   21        Sub-total................................    (28.7)     (27.9)       (0.8)   (5.8%)     (5.6%)     (0.2%)
23             Other Servicer Fees......................    (15.2)     (13.0)       (2.3)   (3.1%)     (2.6%)     (0.5%)
                                                          -------    -------    --------   -----      -----     ------
24   22+23     Sub-total................................    (43.9)     (40.9)       (3.1)   (8.9%)     (8.3%)     (0.6%)
                                                          -------    -------    --------   -----      -----     ------
25   24+20     TOTAL CASH EXPENSES......................    (65.1)     (65.7)        0.6   (13.2%)    (13.3%)      0.1%
                                                          =======    =======    ========   =====      =====     ======
               NET CASH COLLECTIONS
26   19        Total Cash Collections...................    443.9      484.0       (40.1)   89.8%      97.9%      (8.1%)
27   25        Total Cash Expenses......................    (65.1)     (65.7)        0.6   (13.2%)    (13.3%)      0.1%
28             Movement in Expense Account..............     (5.5)       0.0        (5.5)   (1.1%)      0.0%      (1.1%)
29             Reduction in Liquidity Reserve...........     40.0       40.0         0.0     8.1%       8.1%       0.0%
30             Interest Payments........................   (170.9)    (221.3)       50.4   (34.6%)    (44.8%)     10.2%
31             Swap Payments............................    (47.2)     (16.9)      (30.3)   (9.6%)     (3.4%)     (6.1%)
                                                          -------    -------    --------   -----      -----     ------
32   O 26-31   TOTAL....................................    195.1      220.1       (25.0)   39.5%      44.5%      (5.1%)
                                                          =======    =======    ========   =====      =====     ======
33             PRINCIPAL PAYMENTS
               Subclass A-6.............................    174.4      199.9       (25.5)   35.3%      40.4%      (5.2%)
               Class B..................................     20.7       20.2         0.5     4.2%       4.1%       0.1%
                                                          -------    -------    --------   -----      -----     ------
               TOTAL....................................    195.1      220.1       (25.0)   39.5%      44.5%      (5.1%)
                                                          =======    =======    ========   =====      =====     ======
               DEBT BALANCES AT MAY 15, 2002
               Subclass A-6.............................    271.0      245.5        25.5
               Subclass A-8.............................    700.0      700.0         0.0
               Subclass A-9.............................    750.0      750.0         0.0
               Class B..................................    257.6      258.1        (0.5)
               Class C..................................    349.8      349.8         0.0
               Class D..................................    395.1      395.1         0.0
                                                          -------    -------    --------
                                                          2,723.5    2,698.5        25.0
                                                          =======    =======    ========

                                                 MAR-01                                 2001
                                                CLOSING              ACTUAL           BASE CASE
                                                -------              ------           ---------
                                                  $ M                 $ M                $ M
     NET CASH COLLECTIONS...............                              195.1              220.1
     Add Back Interest and Swap                                       218.1              238.2
     Payments...........................
                                                                    -------            -------
a..  Net Cash Collections (excl.
     interest and
     swap payments).....................                              413.2              458.3
                                                                    =======            =======
b    Swaps..............................                               47.2               16.9
c    Class A Interest...................                               75.2              118.9
d    Class A Minimum....................                                0.0                0.0
e    Class B Interest...................                               12.3               19.0
f    Class B Minimum....................                               20.7               20.2
g    Class C Interest...................                               33.3               33.3
h    Class D Interest...................                               50.1               50.1
I    Class A Principal Adjustment.......                              174.4              199.9
j    Class C Scheduled..................                                0.0                0.0
k    Class D Scheduled..................                                0.0                0.0
l    Permitted Aircraft Modifications...                                0.0                0.0
m    Step-up Interest...................                                0.0                0.0
n    Class E Minimum Interest...........                                0.0                0.0
o    Class B Supplemental...............                                0.0                0.0
p    Class A Supplemental...............                                0.0                0.0
                                                                    -------            -------
     TOTAL..............................                              413.2              458.3
                                                                    =======            =======
[1].. INTEREST COVERAGE RATIO
     Class A............................                                3.4                3.4  = a/(b+c)
     Class B............................                                3.1                3.0  = a/(b+c+d+e)
     Class C............................                                2.2                2.2  = a/(b+c+d+e+f+g)
     Class D............................                                1.7                1.8  = a/(b+c+d+e+f+g+h)
[2]  DEBT COVERAGE RATIO
     Class A............................                                3.4                3.4  = a/(b+c+d)
     Class B............................                                2.7                2.6  = a/(b+c+d+e+f)
     Class C............................                                1.0                1.0  = a/(b+c+d+e+f+g+h+i+j)
     Class D............................                                1.0                1.0  = a/(b+c+d+e+f+g+h+
                                                                                                i+j+k)
     LOAN TO VALUE RATIOS (IN U.S.
     DOLLARS)
[3]  Expected Portfolio Value
[4]  Adjusted Portfolio Value                   3,108.6             2,744.6            2,892.7
     Liquidity Reserve Amount of which
     -- Cash............................          156.9               112.2              116.0
     -- Accrued Expenses................           12.6                10.0                0.0
                                                -------             -------            -------
     Subtotal...........................          169.5               122.2              116.0
                                                -------             -------            -------
     Less Lessee Security Deposits......           36.9                32.2               36.0
                                                -------             -------            -------
     Subtotal...........................          132.6                90.0               80.0
                                                -------             -------            -------
[5]  TOTAL ASSET VALUE..................        3,241.2             2,834.6            2,972.7
                                                =======             =======            =======

NOTE BALANCES AS AT:                         MARCH 15, 2001      MAY 15, 2002       MAY 15, 2002
--------------------                         ---------------    ---------------    ---------------
Class A................................      1,895.4   58.5%    1,721.0   60.7%    1,695.5   57.0%
Class B................................        278.3   67.1%      257.6   69.8%      258.1   65.7%
Class C................................        349.8   77.9%      349.8   82.1%      349.8   77.5%
Class D................................        395.1   90.0%      395.1   96.1%      395.1   90.8%
                                             -------            -------            -------
                                             2,918.6            2,723.5            2,698.5
                                             =======            =======            =======

---------------
[1] "INTEREST COVERAGE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes.

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

     Collections on deposit in the collection account are calculated by the cash manager on the fourth business day immediately preceding each interest payment date. On each payment date, the cash manager will transfer from the collection account to the expense account the portion of Airplanes Group expenses that are due and payable or are anticipated to become due and payable over the next interest accrual period on the notes (the "REQUIRED EXPENSE AMOUNT") and that have not been paid directly by the cash manager to expense payees. The cash manager may also transfer other amounts into the expense account for unanticipated expenses falling due and payable within that interest accrual period. If there are available funds in accordance with "-- The Notes and Guarantees -- Priority of Payments" on any payment date, the cash manager will also transfer amounts in respect of expenses and costs that are not regular, monthly recurring expenses but are anticipated to become due and payable in any future interest accrual period ("PERMITTED ACCRUALS") to the expense account. Amounts received in respect of segregated security deposits and maintenance reserves are transferred directly into the lessee funded account.

LIQUIDITY RESERVE AMOUNT

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures in an amount equal to the sum of:

     - the maintenance reserve amount ($60 million for purposes of the "First Collection Account Top-up" plus an additional $20 million for purposes of the "Second Collection Account Top-up" as of March 15, 2002, as further described below),

     - a security deposit reserve amount (equal to approximately $32.3 million as of March 15, 2002), and

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

     The $40 million made available from the reduction of the miscellaneous reserve amount was applied to reduce the outstanding class A principal adjustment amount on the April 17, 2001 payment date. The reduction of the maintenance reserve amount for purposes of the "First Collection Account Top-up" allows an additional amount of up to $20 million to be applied, if required, to pay the minimum hedge payments, class A minimum principal, class B interest, class B minimum principal, class C interest and class D interest on any payment date after March 15, 2001. This additional $20 million amount, however, is still required to be retained by Airplanes Group in the collection account for purposes of the "Second Collection Account Top-up." This reduction of the miscellaneous reserve amount and the maintenance reserve amount did not cause the rating agencies to lower or withdraw the ratings of any class or subclass of certificates.

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

INTEREST RATE RISK AND MANAGEMENT

     The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either a fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. See "Item 1. Business -- The Aircraft, Related Leases and Collateral -- The Leases" for more information regarding the terms of our leases. As of March 31, 2002, leases representing approximately 90% of our portfolio by appraised value as of January 31, 2002 provided for fixed rate rental payments and approximately 10% provided for floating rate payments.

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

     Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to a number of factors, including the expected pay down schedule of the class A and B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, the administrative agent seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments.

     As of March 31, 2002, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,870 million. The aggregate notional principal balance of these swaps reduce by their terms to $1,235 million by March 31, 2003, to an aggregate notional principal balance of $820 million by March 31, 2004, to an aggregate notional principal balance of $385 million by March 31, 2005 and to an aggregate notional principal balance of $95 million by March 31, 2006. None of the swaps has a maturity date extending beyond July 15, 2006. The aggregate fair market value of the portfolio of 48 swaps as of March 31, 2002 was estimated at $(36) million (that is, the swaps were "out-of-the-money," meaning that if the swaps were sold then, a loss of $36 million would result) as detailed below:

                  AIRPLANES GROUP SWAP BOOK AT MARCH 31, 2002

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)    MARCH 31, 2002(3)
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
1....................        $   20            27-May-98         15-Apr-02        6.2800%           $    (75)
2....................            30            16-Aug-99         15-Apr-02        6.2250%               (112)
3....................            10            15-Dec-99         15-Apr-02        6.3100%                (38)
4....................            10            27-Oct-98         15-May-02        6.2900%                (74)
5....................            10            17-Apr-00         15-May-02        6.7150%                (81)
6....................            55            15-Nov-99         15-Jun-02        6.1200%               (325)
7....................            10            16-Feb-99         15-Jul-02        6.2700%               (175)
8....................             5            15-Sep-98         15-Aug-02        6.1700%                (85)
9....................           130            15-Jul-98         15-Dec-02        6.2400%             (2,787)
10...................            90            15-Jun-00         15-Dec-02        7.1125%             (1,760)
11...................            35            25-Aug-98         15-Feb-03        6.3900%             (1,168)
12...................            25            15-Oct-98         15-Feb-03        6.3800%               (654)
13...................            10            16-Nov-98         15-Feb-03        6.3900%               (470)
14...................            50            15-Dec-98         15-Feb-03        6.2840%             (1,198)
15...................            10            15-Feb-00         15-Mar-03        6.3965%               (825)
16...................            20            18-Jan-00         15-Mar-03        6.3850%               (608)

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)    MARCH 31, 2002(3)
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
17...................            40             1-Jun-99         15-Mar-03        6.2200%               (628)
18...................            25            21-Dec-99         15-Mar-03        6.5875%               (490)
19...................            20            15-Apr-01         15-Apr-03        7.1850%               (921)
20...................            50            21-Jun-99         15-Jun-03        6.3100%             (2,312)
21...................            55            15-Jul-99         15-Aug-03        6.2900%             (2,014)
22...................            15            18-Jan-00         15-Oct-03        6.4650%               (595)
23...................            30            17-Aug-99         15-Nov-03        6.3300%             (1,253)
24...................            25            15-Dec-00         15-Nov-03        7.3625%             (1,834)
25...................            15            26-Apr-00         15-Nov-03        6.6875%               (449)
26...................            40            20-Sep-00         15-Nov-03        6.5625%             (1,829)
27...................            15            15-Nov-00         15-Nov-03        6.5775%               (508)
28...................            25            15-Feb-01         15-Nov-03        5.2750%               (648)
29...................            10            24-Mar-00         15-Dec-03        6.8450%             (1,435)
30...................            30            15-May-00         15-Jan-04        7.2995%             (1,625)
31...................            20            26-Jun-00         15-Feb-04        6.9775%               (753)
32...................            45            15-Aug-00         15-Feb-04        6.7700%             (2,223)
33...................            15            18-Aug-00         15-Apr-04        6.7700%               (824)
34...................            20            15-Nov-01         15-Apr-04        4.8900%               (322)
35...................            25            17-Apr-01         15-May-04        6.8290%             (1,864)
36...................            10            12-Oct-00         15-Jul-04        6.5850%               (825)
37...................            40            17-Sep-01         15-Sep-04        5.7125%             (1,305)
38...................             0(4)         15-Jul-03         15-Nov-04        5.7650%                (50)
39...................             0(4)         15-Apr-02         15-Dec-04        5.3975%               (850)
40...................            50            15-May-01         15-Jan-05        4.7950%               (418)
41...................           165            21-Aug-01         15-Feb-05        4.4195%             (1,663)
42...................            85            17-Oct-01         15-Nov-05        3.9475%                702
43...................            70            24-Jul-01         15-Dec-05        5.2850%             (1,245)
44...................             0(4)         17-Nov-03         17-Jan-06        5.1150%                291
45...................           185            20-Dec-01         15-Feb-06        4.6350%                198
46...................           195            30-Jan-02         15-Apr-06        3.5040%                660
47...................            30            15-Mar-02         15-Apr-06        4.0125%              1,387
48...................             0(4)         15-Aug-02         15-Jul-06        5.5500%                 35
                             ------                                                                 --------
                             $1,870                                                                 ($36,043)
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

(3) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, reset monthly on an actual/360 adjusted basis.

(4) The initial amounts for swaps number 38, 39, 44 and 48 are $15 million, $40 million, $30 million and $100 million respectively.

     Pursuant to a decision of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced 30 of its then portfolio of 44 swaps. 20 of these swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected then current market rates. Airplanes Group received a net cash payment of $9.33 million with respect to these 20 swaps. In addition, ten of the 30 swaps were terminated, in return for a net payment to Airplanes Group of $1.92 million. In aggregate, Airplanes Group received a net cash inflow of $11.25 million as a result of this recouponing or unwinding and replacement, which resulted in additional principal payments to certificateholders but became subject to higher ongoing swap costs due to the re-calibrating of the swaps to then current market rates, as has been observed. (Simultaneously with these terminations, Airplanes Group put in place a replacement swap to maintain a hedged position.) These transactions were conducted in accordance with Airplanes Group's interest rate risk management policies. The realized gain on the termination of these swaps has been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps."

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of swaptions. If Airplanes Group purchases swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and receive fixed amounts.

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

     In the period from March 28, 1996 to March 31, 2002, Airplanes Group purchased swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold swaptions with an aggregate notional principal balance of $589 million and swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of swaptions at March 31, 2002 therefore amounted to $Nil.

     On September 28, 2001 Airplanes Group sold its portfolio of sixteen swaptions with a notional principal balance of $315 million. The cash receipt from the sale totaled $11.36 million. This sale released the positive value in our swaption portfolio and allowed that value to be applied to make additional payments of the class A principal adjustment amount. Rating agency approval was obtained in relation to the transaction prior to executing the sale. Following consultation with the rating agencies, it is not currently proposed to purchase any swaptions primarily due to the low interest rate environment and our current cash flow performance.

     The realized gain on the value of the swaptions of $8.9 million, i.e. the sale proceeds of $11.36 million less the carrying value at June 30, 2001 of $2.5 million, has been included as a credit against interest expense in the year to March 31, 2002.

     Through the use of swaps, swaptions and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard. In particular, because of our current financial condition, we may have difficulty finding counterparties.

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

     On April 1, 2001 we adopted Statement of Financial Accounting Standards
(SFAS) 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. All of our interest rate swaps are currently designated as cash flow hedges.

     We have a detailed hedging policy, which has been approved by the board of directors of Airplanes Limited and controlling trustees of Airplanes Trust and the rating agencies. As part of this hedging policy we have formally documented all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions.

     This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are included in the item "Net change in cash flow hedges" in "other comprehensive income" (OCI), until earnings are affected by the variability in cash flows of the designated hedged item.

     Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, and any changes in its fair value will be recognized in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

     The opening effect as at April 1, 2001 of the adoption of SFAS 133 was $(38) million in other comprehensive income (i.e. if the swaps were sold then, a loss of $38 million would have resulted) and $5 million in earnings (being the deferred gain on early termination of interest and related derivatives). The net change in the value of cash flow hedges for the year ended March 31, 2002 was an increase of $2 million.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of." SFAS 144 established additional criteria to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. We adopted SFAS 144 as of the beginning of the year ending March 31, 2002 and the provisions of SFAS 144 were applied in the determination of the impairment charge we incurred in the third quarter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

                                                               OFFICES HELD
                                      --------------------------------------------------------------
NAME                             AGE        AIRPLANES LIMITED                AIRPLANES TRUST
----                             ---  ------------------------------  ------------------------------

Richard E. Cavanagh............  55   Independent director            Independent controlling
                                                                      trustee

Roy M. Dantzic.................  57   Independent director            Independent controlling
                                                                      trustee

Hugh R. Jenkins................  68   Independent director            Independent controlling
                                                                      trustee

William M. McCann..............  58   Chairman and independent        Chairman and independent
                                      director                        controlling trustee

Brian T. Hayden................  55   Class E note director           Class E note controlling
                                                                      trustee

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

     Roy Dantzic qualified as a chartered accountant in 1968 and started his career with Coopers & Lybrand. Between 1970 and 1980, he engaged in corporate advisory work, principally as a director of Samuel Montagu. In 1980, Mr. Dantzic was appointed by the British Government as the finance director of British National Oil Corporation and he served in this capacity until 1984. Between 1985 and 1989, he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of directors of Stanhope Properties and served as its finance director from 1992 until the company was acquired in 1995. Since May 1996, Mr. Dantzic has been the managing director of Lattice Property Holdings Ltd.

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

     William McCann, a chartered accountant, was the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland from 1987 to 1995. From 1991 to 1995 he was a member of the Price Waterhouse World Board. He was a director of the Central Bank of Ireland from 1993 to 1998. Mr. McCann was a member of the Electricity Supply Board, Ireland from 1986 to 2001 and Chairman from 1996 to 2001. Mr. McCann is currently Deputy Chairperson of the Irish Takeover Panel. He is also a director of Canada Life Assurance (Ireland) Limited and Readymix plc and is Chairman or a director of a number of other companies. He is a member of the Irish National Competitiveness Council and is a Board Member of the University College Dublin Graduate School of Business.

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

     GECAS is a global commercial aviation financial services company that offers a broad range of aircraft financial products and provides management, marketing and technical support services to airlines, aircraft owners, lenders and investors and various of its affiliates, including the GE Group, and other third parties, including Aircraft Finance Trust, Lease Investment Flight Trust and Airplanes Group. As of March 31, 2002, GECAS and its affiliates managed a portfolio consisting of 1,363 aircraft on lease to more than 187 lessees in 65 countries throughout the world. As of March 31, 2002, GECAS has also committed to purchase a total of 331 new aircraft from manufacturers, deliverable through December 2007.

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

     GECAS is headquartered in Shannon, Ireland where it had 97 employees as of March 31, 2002. GE Capital Aviation Services, Inc., of which GECAS is a subsidiary, has a further 128 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; Miami, Florida and a number of other locations.

     The table below sets forth the different aircraft comprising the GECAS managed portfolio as of March 31, 2002 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or managed for third parties or Airplanes Group.

                                                 GE CAPITAL     OTHER MANAGED      AIRPLANES
AIRCRAFT TYPE AND CLASS                            FLEET       THIRD PARTIES(1)      GROUP      TOTAL
-----------------------                          ----------    ----------------    ---------    -----
Airbus
  A300.........................................       15              --                3          18
  A310.........................................        8               1               --           9
  A319.........................................       85              --               --          85
  A320.........................................       78              11               12         101
  A321.........................................       10              --               --          10
  A330.........................................        7              --               --           7
Boeing
  B727.........................................        8              --                1           9
  B737-200.....................................       43               1               17          61
  B737-300/400/500.............................      219(2)           32               43         294
  B737-600/700/800.............................      161               5               --         166
  B737-900.....................................        4              --               --           4
  B747.........................................       31               1                1          33
  B757-200.....................................       31              --                3          34
  B767-200ER...................................       11               2                1          14
  B767-300ER...................................       40              15                4          59
  B777-200.....................................        7              --               --           7
McDonnell Douglas
  DC8..........................................        2              --               19          21
  DC9..........................................       --              16                9          25
  DC10.........................................       10               2               --          12
  MD-11........................................        6               1                3          10
  MD-81........................................       --              10               --          10
  MD-82........................................       28              24                2          54
  MD-83........................................       16               5               23          44
  MD-87........................................       --               5                1           6
  MD-88........................................       12              --               --          12
Fokker
  F-100........................................       10              --               16          26
Other Jets.....................................      179              --               --         179
Turboprops.....................................       25              --               28          53
                                                   -----             ---              ---       -----
  Total........................................    1,046             131              186       1,363
                                                   =====             ===              ===       =====
Body Type:
  Widebody.....................................      136              22               12         170
  Narrowbody...................................      910             109              174       1,193
Stage Compliance(3):
  Stage 2......................................       22              --               27          49
  Stage 3......................................    1,024             131              159       1,314

---------------

(1) The third parties include Lease Investment Flight Trust and Aircraft Finance Trust. Certain aircraft included in the Other Managed Third Parties fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

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

     The servicer does not have any fiduciary duty or other implied duties to us or any other person, including any certificateholders, and its obligations will be limited to the express terms of the servicing agreement. GECAS will not be liable to us for any of our losses arising out of, in connection with or related to, GECAS's management of our portfolio, except where those losses are finally adjudicated to have resulted directly from GECAS's gross negligence or wilful misconduct. The servicer is not obliged to take any action that it believes is reasonably likely to violate any applicable law with respect to GECAS or its affiliates, violate any established written policies of GE related to legal, ethical and social matters in business practices, or lead to an investigation by any governmental authority. In addition, the servicer does not assume any liability or accountability for (a) the terms and conditions of the notes, (b) the ability of Airplanes Limited or Airplanes Trust to comply with the terms and conditions of the notes or the guarantees and (c) the structuring or implementation of any aspect of the various transactions contemplated by this report.

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

SERVICING FEES

     Airplanes Limited, Airplanes Holdings and AeroUSA pay an annual index-linked fee to the servicer, payable monthly in arrears for the period each aircraft is under management. For the year to March 31, 2002, this fee was 0.54% of the agreed book value of each aircraft, payable monthly in arrears for the period of time that aircraft is under GECAS's management. The servicer is entitled to additional incentive fees based on annual cash flow generated by leases in excess of targets and sales of aircraft, with a minimum fee of $1.5 million annually. The servicer is also entitled to additional fees in connection with the services required to be provided by GECAS in respect of any offerings and sales by us of certificates. Airplanes Limited, Airplanes Holdings and AeroUSA also pay expenses incurred or approved by the servicer on our behalf, including aircraft maintenance costs and insurance, outside professional advisory fees and other out of pocket expenses, which may be a significant component of our overhead costs. In the year ended March 31, 2002, aircraft maintenance reserve expenses were $37.5 million. Other expenses, including servicer fees, outside professional advisory fees, insurance and other out of pocket expenses amounted to $29.8 million for the same period.

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

     GECAS's address is GE Capital Aviation Services Limited, Aviation House, Shannon, Ireland and its telephone number is +353-61-706500.

THE ADMINISTRATIVE AGENT AND CASH MANAGER

DEBIS AIRFINANCE IRELAND

     Subsidiaries of debis AirFinance Ireland serve as our administrative agent and cash manager. debis AirFinance Ireland is a wholly-owned indirect subsidiary of debis AirFinance B.V., a major participant in the global commercial aviation industry. debis AirFinance B.V., directly and through debis AirFinance Ireland and other subsidiaries, also owns and manages aircraft, both for its own account and for third parties, including AerCo, another aircraft securitization vehicle. At March 31, 2002, debis AirFinance B.V. directly had 198 aircraft in its portfolio which were on lease to 75 lessees in 36 countries and, through debis AirFinance Ireland, had 106 aircraft in its portfolio which were on lease to 57 lessees in 28 countries. debis AirFinance Ireland is also the holder of all of the subclass D-2, E-1 and E-2 notes of AerCo and acts as servicer for AerCo's portfolio of aircraft. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager to AerCo. Other subsidiaries of debis AirFinance Ireland act as administrative agent and cash manager to GPA-ATR Limited, a turboprop aircraft joint venture company in which debis AirFinance Jetprop Limited holds 50% of the share capital.

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

     At March 31, 2002, debis AirFinance B.V. employed 102 people worldwide, with 37 employees in Shannon, Ireland, where debis AirFinance Ireland is located. debis AirFinance B.V. has its headquarters in Amsterdam, the Netherlands and also has an office with 5 employees in Fort Lauderdale, Florida. debis AirFinance B.V. is currently reorganizing its operations in Shannon, Ireland such that it expects to have 14 employees located there by August 31, 2002.

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

     We may also ask the administrative agent to provide additional services. We pay the administrative agent an annual fee, which has been renegotiated with effect from April 1, 2002, of $4 million, payable monthly in arrears, and an additional annual fee of approximately $1.25 million, which varies according to the number of aircraft owned. These fees will be index-linked with effect from April 1, 2003. We reimburse the administrative agent for expenses incurred on our behalf and indemnify the administrative agent for any liability it incurs, other than through its own deceit, fraud, wilful default or gross negligence.

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

     The cash manager calculates monthly payments and makes other calculations required under the cash management agreement based on data it receives from the servicer. The cash manager also provides the trustee with the information required for the monthly reports to the certificateholders. It is the responsibility of the cash manager to ensure that the proceeds from the lease or sale of our assets are deposited in the collection account. Upon the occurrence of a note event of default, the cash manager will distribute funds in the manner set forth in the indentures.

     We pay the cash manager an annual fee of $1 million, which will be index-linked with effect from April 1, 2003, and indemnify the cash manager against any loss or liability it incurs, other than through its own deceit, fraud, willful default or gross negligence, or simple negligence in the handling of funds.

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

ITEM 11.  EXECUTIVE COMPENSATION

     All directors of Airplanes Limited and controlling trustees of Airplanes Trust are compensated for travel and other expenses incurred in the performance of their duties. Each independent director and independent controlling trustee is paid an index-linked annual fee, currently $79,480, for their services in both capacities. The chairman of Airplanes Limited and Airplanes Trust also receives an additional index-linked annual fee, currently $52,987, for his services in that capacity. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann each receive annual amounts, currently $7,500, $2,500 and $7,500, respectively, for their services as directors of Airplanes Holdings and some of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually for each of them. Mr. Cavanagh and Mr. Dantzic are also each entitled to receive an aggregate of $2,500 annually from AeroUSA and AeroUSA 3 for their services as directors of these companies and are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually. On July 1, 2000, the independent directors and independent controlling trustees were paid a one-off amount by Airplanes Limited and Airplanes Trust equal to the amount they would have received had their fees been index-linked from April 1, 1996, taking account of inflation from April 1, 1996 to April 1, 1999. The aggregate fees paid to the independent directors and independent controlling trustees by Airplanes Trust and Airplanes Limited may not exceed $550,000 in any year. The directors and controlling trustees are reimbursed for travel and other expenses, and premiums for directors' and officers' insurance are paid on their behalf. Neither the director nor the controlling trustee appointed by the holder of a majority in aggregate principal amount of the class E notes receives remuneration from Airplanes Limited or Airplanes Trust for his services, except reimbursement of travel and other expenses and payment of premiums for directors' and officers' insurance.

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

     Airplanes Group has had and currently maintains various relationships with debis AirFinance Ireland plc, formerly known as AerFi Group plc which was previously known as GPA Group plc. First, debis AirFinance Ireland acted as promoter in establishing the entities that comprise Airplanes Group. Secondly, Airplanes Group purchased substantially all of its assets from debis AirFinance Ireland . See "Item 1. Business -- Introduction." Third, debis AirFinance Ireland was a holder of 5% of the ordinary share capital of Airplanes Holdings until November 20, 1998. Fourth, subsidiaries of debis AirFinance Ireland act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management." In addition, on November 20, 1998, GE Capital acquired the Airplanes Group class E notes previously held by debis AirFinance Ireland.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

 (A)(3)
  AND
  (C).
EXHIBITS                           DESCRIPTION
--------                           -----------
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

 (A)(3)
  AND
  (C).
EXHIBITS                           DESCRIPTION
--------                           -----------
  4.20     Supplement No. 2 to the Airplanes Trust Indenture*****......
  4.21     Form of Floating Rate Subclass A-6 Note***..................
  4.22     Form of Floating Rate Subclass A-8 Note***..................
  4.23     Form of Floating Rate Subclass A-9 Note*****................
  4.24     Form of Floating Rate Class B Note***.......................
  4.25     Form of 8.15% Class C Note**................................
  4.26     Form of 10.875% Class D Note**..............................
  4.27     Form of 20.00% (inflation adjusted) Class E Note**..........
 10.1      Stock Purchase Agreement dated as of March 28, 1996 among
           AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**.....
 10.2      Stock Purchase Agreement dated as of March 28, 1996 among
           AerFi Group plc, Skyscape Limited and Airplanes Limited**...
 10.3      Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
           Group plc, Airplanes Limited, AerFi II Limited, Airplanes
           U.S. Trust and AeroUSA, Inc.**..............................
 10.4      Amendment No. 1 to Administrative Agency Agreement dated as of February 5, 2002 among debis AirFinance Financial
           Services (Ireland) Limited, debis AirFinance Ireland plc,
           Airplanes Limited, Airplanes Holdings Limited, Airplanes
           U.S. Trust and AeroUSA Inc..................................
 10.5      Servicing Agreement dated as of March 28, 1996 among GE
           Capital Aviation Services, Limited, Airplanes Limited,
           AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
           AerFi Cash Manager Limited**................................
 10.6      Reference Agency Agreement dated as of March 28, 1996 among
           Airplanes Limited, Airplanes U.S. Trust Bankers Trust
           Company, as Airplanes Limited Indenture Trustee and
           Airplanes U.S. Trust Indenture Trustee, Bankers Trust
           Company, as Reference Agent and AerFi Cash Manager Limited,
           as Cash Manager**...........................................
 10.7      Secretarial Services Agreement dated as of March 28, 1996
           between Airplanes Limited and Mourant & Co. Secretaries
           Limited, as Company Secretary**.............................
 10.8      Cash Management Agreement dated as of March 28, 1996 between
           AerFi Cash Manager Limited, as Cash Manager, AerFi Group
           plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
           Trust Company, as Trustee under each of the Airplanes
           Limited Indenture, the Airplanes U.S. Trust Indenture and
           the Security Trust Agreement**..............................
 10.9      Amendment No. 1 to Cash Management Agreement dated as of
           February 5, 2002 among debis AirFinance Cash Manager
           Limited, debis AirFinance Ireland plc, Airplanes Limited,
           Airplanes U.S. Trust and Bankers Trust Company..............
 10.10     Form of Swap Agreement**....................................
 10.11     Security Trust Agreement dated as of March 28, 1996 among
           Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
           Secretaries Limited, the Issuer Subsidiaries listed therein,
           AerFi Financial Services (Ireland) Limited, AerFi Cash
           Manager Limited, AerFi Group plc, GE Capital Aviation
           Services, Limited, Bankers Trust Company, as Airplanes U.S.
           Trust Indenture Trustee and Airplanes Limited Indenture
           Trustee, Bankers Trust Company, as Reference Agent, and
           Bankers Trust Company, as Security Trustee**................
 12        Statement re Computation of Ratios..........................
 21        Subsidiaries of the Registrants.............................

 (A)(3)
  AND
  (C).
EXHIBITS                           DESCRIPTION
--------                           -----------
 99        Appendix 3 to the offering memorandum dated March 15, 2001
           (Expected Portfolio
           Value based on the Depreciation factors and the Aircraft in the Portfolio as of
           January 31, 2001)******.....................................

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

  ***** Incorporated by reference to the Registration Statement on Form S-4
        (File No. 33-58608), previously filed with the Commission on April 10, 2001 and Amendment No. 1 thereto.

 ****** Appendix 3 to the Offering Memorandum dated March 15, 2001 was intended to contain the Expected Portfolio Value based on the Depreciation Factors and the aircraft in the portfolio as of January 31, 2001, but instead contained the Adjusted Portfolio Value based on the Depreciation Factors and the aircraft in the portfolio as of January 31, 2001. The Appendix 3 filed herewith contains the Expected Portfolio Value based on the Depreciation Factors and the aircraft in the portfolio as of March 31, 2002. Notwithstanding the numbers contained in Appendix 3 to the Offering Memorandum dated March 15, 2001, all payments on notes and certificates determined by reference to Expected Portfolio Value as of the applicable payment date have been calculated using the correct Expected Portfolio Values.

     (b) Reports on Form 8-K: filed on February 13, 2002, March 13, 2002, April 11, 2002 and May 13, 2002 (relating to the monthly report to holders of the Certificates); filed on March 27, 2002 (containing a press release in respect of ratings actions).

     (d) Not applicable.

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    F-2
Balance Sheets..............................................    F-3
Statements of Operations....................................    F-4
Statements of Comprehensive Income/(Loss)...................    F-5
Statements of Changes in Shareholders' Deficit/Net
  Liabilities...............................................    F-6
Statements of Cash Flows....................................    F-7
Notes to the Financial Statements...........................    F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust ("Airplanes Group") as of March 31, 2002 and 2001, and the related statements of operations, changes in shareholders' deficit/net liabilities, comprehensive income/(loss) and cash flows for each of the years in the three year period ended March 31, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described more fully in notes 9 and 11 to the financial statements, the economic downturn as exacerbated by the September 11, 2001 terrorist attacks on the United States has had a significant adverse effect on the aircraft industry in general and on Airplanes Group which has resulted in reductions in aircraft values and lease rates. If these conditions continue, they are likely to affect Airplanes Group's ability to make scheduled principal and interest payments on the various classes of notes.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Group as at March 31, 2002 and 2001, and the results of its operations and cash flows for each of the years in the three year period ended March 31, 2002, in conformity with generally accepted accounting principles in the United States.

     As discussed in note 4(f) to the financial statements, in the fourth quarter of 2002, Airplanes Group determined that the provision for loss making leases was not appropriate under authoritative accounting literature and eliminated the provision that had been established in prior years and maintained through charges to earnings. Airplanes Group determined it appropriate to eliminate such provisions retroactively and, as a result, prior period financial statements have been restated from those previously presented. As discussed in note 4(k) to the financial statements, on April 1, 2001, Airplanes Group changed its method of accounting for derivative instruments and hedging activities.

                                          KPMG
                                          Chartered Accountants
Dublin, Ireland
June 6, 2002

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                              MARCH 31, 2001                     MARCH 31, 2002
                                     --------------------------------   --------------------------------
                                     AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                             NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                             -----   ---------   ---------   --------   ---------   ---------   --------
                                               ($ MILLIONS)                       ($ MILLIONS)
ASSETS
Cash.......................    5         191          6          197        136          6          142
Accounts receivable........    6
  Trade receivables........               19         11           30         28         10           38
  Allowance for doubtful
     debts.................              (12)        (7)         (19)       (14)        (8)         (22)
Amounts due from Airplanes
  Limited..................    7          --         46           46         --         63           63
Net investment in capital
  and sales type leases....    8           7         --            7         --         --           --
Aircraft, net..............    9       2,543        209        2,752      2,175        121        2,296
Other assets...............                6          4           10          2          4            6
                                      ------       ----       ------     ------       ----       ------
Total assets...............            2,754        269        3,023      2,327        196        2,523
                                      ======       ====       ======     ======       ====       ======
LIABILITIES
Accrued expenses and other
  liabilities..............   10       1,063        104        1,167      1,470        140        1,610
Amounts due to Airplanes
  Trust....................    7          46         --           46         63         --           63
Indebtedness...............   11       3,185        310        3,495      3,019        295        3,314
Provision for
  maintenance..............   12         233         13          246        246         11          257
Deferred income taxes......   18          58         40           98         16         23           39
                                      ------       ----       ------     ------       ----       ------
Total liabilities..........            4,585        467        5,052      4,814        469        5,283
                                      ------       ----       ------     ------       ----       ------
Net liabilities............           (1,831)      (198)      (2,029)    (2,487)      (273)      (2,760)
                                      ------       ----       ------     ------       ----       ------
                                       2,754        269        3,023      2,327        196        2,523
                                      ======       ====       ======     ======       ====       ======

     Commitments and Contingent Liabilities (Notes 19 and 20)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                        YEAR ENDED MARCH 31,
                                 -------------------------------------------------------------------
                                               2000                               2001
                                 --------------------------------   --------------------------------
                                 AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                         NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                         -----   ---------   ---------   --------   ---------   ---------   --------
                                           ($ MILLIONS)                       ($ MILLIONS)
REVENUES
Aircraft leasing.......   14        460          41         501        432          39         471
Aircraft sales.........               3          --           3          8          13          21
Other income...........               1          --           1         --          --          --
EXPENSES
Cost of aircraft
 sold..................              (1)         --          (1)        (4)        (10)        (14)
Impairment Provision...    9         --          --          --         --          --          --
Depreciation and
 amortisation..........    9       (157)        (17)       (174)      (154)        (16)       (170)
Net interest expense...   15       (425)        (43)       (468)      (487)        (49)       (536)
Bad and doubtful
 debts.................              (2)         (2)         (4)        (5)         (2)         (7)
Other lease costs......   16        (71)         (3)        (74)       (81)         (2)        (83)
Selling, general and
 administrative
 expenses..............   17        (31)         (3)        (34)       (33)         (2)        (35)
                                   ----        ----        ----       ----        ----        ----
OPERATING LOSS BEFORE
 INCOME TAXES..........            (223)        (27)       (250)      (324)        (29)       (353)
Income tax
 benefit/(provision)...   18        (15)          8          (7)         8          12          20
                                   ----        ----        ----       ----        ----        ----
NET LOSS BEFORE
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE.............            (238)        (19)       (257)      (316)        (17)       (333)
Cumulative effect of
 change in accounting
 principle, adoption of
 SFAS 133..............              --          --          --         --          --          --
                                   ----        ----        ----       ----        ----        ----
NET LOSS...............            (238)        (19)       (257)      (316)        (17)       (333)
                                   ====        ====        ====       ====        ====        ====

                               YEAR ENDED MARCH 31,
                         --------------------------------
                                       2002
                         --------------------------------
                         AIRPLANES   AIRPLANES
                          LIMITED      TRUST     COMBINED
                         ---------   ---------   --------
                                   ($ MILLIONS)
REVENUES
Aircraft leasing.......     382          28         410
Aircraft sales.........       5          --           5
Other income...........      --          --          --
EXPENSES
Cost of aircraft
 sold..................      (2)         --          (2)
Impairment Provision...    (245)        (47)       (292)
Depreciation and
 amortisation..........    (146)        (13)       (159)
Net interest expense...    (559)        (55)       (614)
Bad and doubtful
 debts.................      (2)         (1)         (3)
Other lease costs......     (70)         (3)        (73)
Selling, general and
 administrative
 expenses..............     (33)         (3)        (36)
                           ----        ----        ----
OPERATING LOSS BEFORE
 INCOME TAXES..........    (670)        (94)       (764)
Income tax
 benefit/(provision)...      42          22          64
                           ----        ----        ----
NET LOSS BEFORE
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE.............    (628)        (72)       (700)
Cumulative effect of
 change in accounting
 principle, adoption of
 SFAS 133..............       5          --           5
                           ----        ----        ----
NET LOSS...............    (623)        (72)       (695)
                           ====        ====        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                   STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                                YEAR ENDED MARCH 31,
                       ------------------------------------------------------------------------------------------------------
                                     2000                               2001                               2002
                       --------------------------------   --------------------------------   --------------------------------
                       AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                        LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                       ---------   ---------   --------   ---------   ---------   --------   ---------   ---------   --------
                                 ($ MILLIONS)                       ($ MILLIONS)                       ($ MILLIONS)
Loss for the year....    (238)        (19)       (257)      (316)        (17)       (333)      (623)        (72)       (695)
OTHER COMPREHENSIVE
  LOSS
  SFAS 133 transition
    adjustment.......      --          --          --         --          --          --        (35)         (3)        (38)
  Net change in cash
    flow hedges......      --          --          --         --          --          --          2          --           2
                         ----         ---        ----       ----         ---        ----       ----         ---        ----
COMPREHENSIVE LOSS...    (238)        (19)       (257)      (316)        (17)       (333)      (656)        (75)       (731)
                         ====         ===        ====       ====         ===        ====       ====         ===        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES
                   YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                                               AIRPLANES LIMITED                        AIRPLANES TRUST
                                  -------------------------------------------   -------------------------------
                                                                                                    COMBINED
                                     SHARE                                                        SHAREHOLDERS'
                                    CAPITAL          NET        SHAREHOLDERS'         NET          DEFICIT/NET
                                   (NOTE 13)     LIABILITIES       DEFICIT        LIABILITIES      LIABILITIES
                                  ------------   ------------   -------------   ---------------   -------------
                                  ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)     ($ MILLIONS)     ($ MILLIONS)
BALANCE AT MARCH 31, 1999
  (AS ORIGINALLY REPORTED)......        --          1,311           1,311             163             1,474
Restatement (note 4(f)).........        --            (34)            (34)             (1)              (35)
                                     -----          -----           -----             ---             -----
BALANCE AT MARCH 31, 1999
  (AS RESTATED).................        --          1,277           1,277             162             1,439
                                     -----          -----           -----             ---             -----
Net loss for the fiscal year....        --            238             238              19               257
                                     -----          -----           -----             ---             -----
Balance at March 31, 2000.......        --          1,515           1,515             181             1,696
                                     -----          -----           -----             ---             -----
Net loss for the fiscal year....        --            316             316              17               333
                                     -----          -----           -----             ---             -----
Balance at March 31, 2001.......        --          1,831           1,831             198             2,029
                                     -----          -----           -----             ---             -----
Net loss for the fiscal year....        --            623             623              72               695
Other comprehensive loss........        --             33              33               3                36
                                     -----          -----           -----             ---             -----
BALANCE AT MARCH 31, 2002.......        --          2,487           2,487             273             2,760
                                     =====          =====           =====             ===             =====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP
                            STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED MARCH 31,
                                -------------------------------------------------------------------
                                              2000                               2001
                                --------------------------------   --------------------------------
                                AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                 LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                ---------   ---------   --------   ---------   ---------   --------
                                          ($ MILLIONS)                       ($ MILLIONS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss......................    (238)        (19)       (257)      (316)        (17)       (333)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation and
 amortisation.................     157          17         174        154          16         170
Impairment charge.............      --          --          --         --          --          --
Aircraft maintenance, net.....      (6)         (1)         (7)       (25)         (2)        (27)
Profit on disposal of
 aircraft.....................      (2)         --          (2)        (4)         (3)         (7)
Deferred income taxes.........      15          (8)          7         (8)        (12)        (20)
Accrued and deferred interest
 expense......................     249          23         272        300          29         329
Changes in operating assets
 and liabilities:
Accounts receivable, net......       4           5           9          7         (19)        (12)
Other accruals and
 liabilities..................     (16)          1         (15)         1          --           1
Other assets..................      --          --          --         (4)          8           4
                                  ----        ----        ----       ----        ----        ----
NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES.........     163          18         181        105          --         105
                                  ====        ====        ====       ====        ====        ====
CASH FLOWS FROM INVESTING
 ACTIVITIES
Sale of /(Additions to)
 aircraft.....................      --          --          --          6          13          19
Intercompany account
 movements....................      --          --          --         --          --          --
Capital and sales type
 leases.......................       8          --           8          7          --           7
                                  ----        ----        ----       ----        ----        ----
NET CASH PROVIDED BY/(USED IN)
 INVESTING ACTIVITIES.........       8          --           8         13          13          26
                                  ====        ====        ====       ====        ====        ====
CASH FLOWS FROM FINANCING
 ACTIVITIES
Repayment of notes............    (192)        (18)       (210)      (806)        (81)       (887)
Issue of refinanced notes.....      --          --          --        682          68         750
                                  ----        ----        ----       ----        ----        ----
NET CASH USED IN FINANCING
 ACTIVITIES...................    (192)        (18)       (210)      (124)        (13)       (137)
                                  ====        ====        ====       ====        ====        ====
NET DECREASE IN CASH..........     (21)         --         (21)        (6)         --          (6)
Cash at beginning of year.....     218           6         224        197           6         203
                                  ----        ----        ----       ----        ----        ----
Cash at end of year...........     197           6         203        191           6         197
                                  ====        ====        ====       ====        ====        ====
CASH PAID IN RESPECT OF:
Interest......................     193          21         214        190          20         210
                                  ====        ====        ====       ====        ====        ====

                                     YEARS ENDED MARCH 31,
                                --------------------------------
                                              2002
                                --------------------------------
                                AIRPLANES   AIRPLANES
                                 LIMITED      TRUST     COMBINED
                                ---------   ---------   --------
                                          ($ MILLIONS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss......................    (623)        (72)       (695)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation and
 amortisation.................     146          13         159
Impairment charge.............     245          47         292
Aircraft maintenance, net.....      18          (2)         16
Profit on disposal of
 aircraft.....................      (3)         --          (3)
Deferred income taxes.........     (42)        (22)        (64)
Accrued and deferred interest
 expense......................     387          39         426
Changes in operating assets
 and liabilities:
Accounts receivable, net......      (7)        (15)        (22)
Other accruals and
 liabilities..................      10          (6)          4
Other assets..................       3           4           7
                                  ----        ----        ----
NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES.........     134         (14)        120
                                  ====        ====        ====
CASH FLOWS FROM INVESTING
 ACTIVITIES
Sale of /(Additions to)
 aircraft.....................       2          --           2
Intercompany account
 movements....................     (30)         30          --
Capital and sales type
 leases.......................       7          --           7
                                  ----        ----        ----
NET CASH PROVIDED BY/(USED IN)
 INVESTING ACTIVITIES.........     (21)         30           9
                                  ====        ====        ====
CASH FLOWS FROM FINANCING
 ACTIVITIES
Repayment of notes............    (168)        (16)       (184)
Issue of refinanced notes.....      --          --          --
                                  ----        ----        ----
NET CASH USED IN FINANCING
 ACTIVITIES...................    (168)        (16)       (184)
                                  ====        ====        ====
NET DECREASE IN CASH..........     (55)         --         (55)
Cash at beginning of year.....     191           6         197
                                  ----        ----        ----
Cash at end of year...........     136           6         142
                                  ====        ====        ====
CASH PAID IN RESPECT OF:
Interest......................     169          17         186
                                  ====        ====        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                       NOTES TO THE FINANCIAL STATEMENTS

1.   SECURITIZATION TRANSACTION

     On March 28, 1996 (the "closing date") debis AirFinance Ireland plc (then known as GPA Group plc) and its subsidiary undertakings ("debis") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction (the "Transaction").

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

     On November 20, 1998 debis (then known as AerFi Group plc) transferred its holding of class E notes to GE Capital Corporation ("GE Capital").

     On March 15, 2001 Airplanes Group successfully completed a refinancing of $750 million related to Class A Notes.

2.   BASIS OF PREPARATION

     The accompanying financial statements of Airplanes Limited, Airplanes Trust and the combined balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in shareholders' deficit/net liabilities and statements of cash flows of Airplanes Group (together the "Financial Statements") have been prepared on a going concern basis in accordance with the accounting policies set out in Note 4 and in conformity with United States of America generally accepted accounting principles.

     The financial statements separately consolidate the financial statements of Airplanes Limited and all of its subsidiary undertakings and the financial statements of Airplanes Trust and all of its subsidiary undertakings.

3. RELATIONSHIP WITH GE CAPITAL AVIATION SERVICES LIMITED ("GECAS") AND DEBIS AND MANAGEMENT ARRANGEMENTS

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

     As a holder of the majority of the class E notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited has a board of

3. RELATIONSHIP WITH GE CAPITAL AVIATION SERVICES LIMITED ("GECAS") AND DEBIS AND MANAGEMENT ARRANGEMENTS -- (CONTINUED)

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

     In the year to March 31, 2002, fees of $23.5 million and $9.9 million (2001: $23.3 million and $9.6 million) were charged by GECAS and debis respectively.

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

     (b) Aircraft

     Aircraft, including engines, are stated at cost less accumulated depreciation and, where considered necessary, impairment provisions.

     Aircraft carrying values are periodically assessed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of." SFAS 144 established additional criteria to determine when a long-lived asset is held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. Airplanes Group has adopted SFAS 144 as of April 1, 2001 and the adoption did not impact its results of operation or financial position. SFAS 144 requires the recognition of an impairment loss for an asset held for use when the estimate of un-discounted future cashflows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market values reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows. SFAS 144 also requires that long-lived assets to be disposed of, be reported at the lower of the carrying amount or fair value less estimated disposal costs.

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

     (d) Provision for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines and in many lease contracts the lessee makes a full or partial prepayment, calculated at an hourly rate, from which maintenance expenditures for major checks are disbursed. The undisbursed portion of these prepayments are included in the provision for maintenance which may from time to time include prepayments made by current lessees and prior lessees. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirement and any excess reserve is then released through the Statement of Operations.

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

     (f) Provision for Loss Making Leases

     Prior to the fourth quarter of fiscal year 2002, Airplanes Group maintained a provision for loss making leases. A lease was deemed to be loss making in circumstances where the contracted rental payments were insufficient to cover the depreciation and allocated interest cost attributable to the relevant aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. During the fourth quarter of 2002, Airplanes Group determined that the provision for loss making leases was not appropriate under authoritative accounting literature and, therefore, eliminated the provision for loss making leases and related reserve. All prior periods presented in the accompanying financial statements have been restated to reflect this change.

     This change resulted in an increase/(decrease) in net loss for the years ended March 31, 2000 and 2001 of $4 million (Airplanes Limited $3 million and Airplanes Trust $1 million) and $(17) million (Airplanes Limited: $(17) million; Airplanes Trust: $Nil), respectively, and decreased net liabilities as of April 1, 1999 by $35 million (Airplanes Limited: $34 million; Airplanes Trust: $1 million). This change resulted in an increase/(decrease) in net loss for the three-month periods ended June, September and December of 2001 of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil), $16 million (Airplanes Limited: $16 million; Airplanes Trust: $Nil) and $4 million (Airplanes Limited: $5 million and Airplanes Trust: $(1) million), respectively.

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

     Income tax is provided based on the results for the year. Airplanes Limited's underlying taxable entities in Ireland are subject to Irish Corporate Income Tax on approved trading operations at a rate of 10% until December 31, 2005 and thereafter, at a rate of 12.5%. Airplanes Trust's underlying taxable entities in the U.S. are subject to U.S. Federal and State taxes on their trading operations.

     (h) Concentrations of Credit Risk

     Financial instruments which potentially subject Airplanes Group to significant concentrations of credit risk consist primarily of trade accounts receivable and interest rates swaps and similar hedging instruments. Details of Airplanes Group's interest rate swaps and similar hedging instruments are set out at (i) below.

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 2002, Airplanes Group owned 186 aircraft which it leased to 64 lessees in 33 countries, with six aircraft off-lease. The geographic concentrations of leasing revenues is set out in Note 14.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole, as exacerbated by the continuing economic and political fallout of the terrorist attacks of September 11, 2001, and because, in general, weakly capitalised airlines are more likely to seek operating leases.

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

     Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2002 Airplanes Group leased ten aircraft to three lessees in Colombia. In particular, at March 31, 2002, Airplanes Group leased six aircraft to one Colombian lessee which had been in arrears. During the year to March 31, 2002, the servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee has continued to perform in line with this agreement.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 2002, 16 of Airplanes Group's aircraft were being operated by three Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $9.9 million at March 31, 2002.

     On May 17, 2001, an Argentinian lessee of two B737-200A aircraft, representing 0.24% of the portfolio by appraised value as of January 31, 2002, filed for protection from its creditors. The lessee continued to pay certain of the rentals while under the protection of the bankruptcy courts and the security in the form of a surety bond has been drawn and payment has been received. Since March 31, 2002, the servicer has concluded the sale of these two aircraft to the lessee.

     The commercial aviation industry in Asia has been adversely affected by the severe economic and financial difficulties experienced in the region since 1998/1999. At March 31, 2002, 25 of Airplanes Group's aircraft were being operated by twelve lessees in this region.

     (i) Fair Value of Financial Instruments

     SFAS 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of financial instruments have been determined with reference to available market information and the valuation methodologies discussed below. However, considerable management judgement is required in interpreting market data to arrive at estimates of fair values. Accordingly, the estimates presented herein may not be indicative of the amounts that Airplanes Group could realise in a current market exchange.

     (i) The fair value of cash, trade receivables and trade payables approximates the carrying amount because of the nature and short maturity of these instruments.

     (ii) The fair value of the class A, B, C and D notes issued by Airplanes Group outstanding at March 31, 2002 and 2001 was $2,102 million and $2,767 million respectively. While the amount subscribed for the class E notes was based on the appraised value of the aircraft at the closing date, the fair value of these notes at March 31, 2002 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

     (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps ("swaps") and options to enter into interest rate swaps ("swaptions"). At March 31, 2002 and 2001 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $1.87 billion and $1.96 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The primary objective of Airplanes Group's interest rate risk management policy is to correlate fixed and floating rate interest payments on the bonds to the mix of contracted fixed and floating rental payments for different rental periods in its portfolio. The fair values of interest rate swaps are provided by third parties and are calculated by discounting expected cash flows using market interest rates over the remaining term of the relevant instrument. The fair value of these swaps at March 31, 2002 and 2001 was an unrealised loss of $36.0 million and an unrealised loss of $38.0 million respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default is managed in part through the purchase of swaptions. At March 31, 2002 and 2001 Airplanes Group had entered into swaptions with a notional value of $Nil and $378 million respectively. The fair value of the swaptions at March 31, 2002 and 2001 was $Nil and $3.5 million respectively.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap and swaption agreements. However, Airplanes Group does not anticipate non-performance by these counterparties.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 2002 comprise three major U.S./European financial institutions.

     (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in U.S. dollars.

     (k) Derivative Instruments and Hedging Activities

     For periods prior to April 1, 2001, derivative instruments entered into to offset Airplanes Group's exposure to interest rate risk were accounted for together with the underlying business transactions ("hedge accounting"). In the event of an early termination of an interest rate related derivative, the gain was deferred and recognized as an adjustment to interest expense over the remaining term of the underlying financial instrument.

     On April 1, 2001, Airplanes Group adopted SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. All of Airplanes Group's interest rate swaps are currently designated as cash flow hedges while Airplanes Group's swaptions are designated as trading instruments.

     Airplanes Group has a detailed hedging policy, which has been approved by the board of directors of Airplanes Limited and controlling trustees of Airplanes Trust and the rating agencies. As part of this hedging policy Airplanes Group has formally documented all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking various hedge transactions.

     This process includes linking all derivatives that are designated as cashflow hedges to specific liabilities on the balance sheet. Airplanes Group formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are included in "Net change in cash flow hedges" in other comprehensive income ("OCI"), until earnings are affected by the variability in cash flows of the designated hedged item.

     Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, and any changes in its fair value will be recognized in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

     The opening effect as at April 1, 2001 of the adoption of SFAS 133 was $(38) million in other comprehensive income (i.e. if the swaps were sold then, a loss of $38 million would have resulted) and $5 million in earnings (being the deferred gain on early termination of interest and related derivatives). Airplanes Group's financial statements for the first quarter of 2002 reported the net transition adjustment of $(33) million in other comprehensive income. The net change in the value of cash flow hedges for the year ended March 31, 2002 was an increase of $2 million. It is anticipated that $12 million of net losses included in accumulated other comprehensive loss at March 31, 2002 will be reclassified into earnings during the year to March 31, 2003. At March 31, 2002, Airplanes Group held derivative instruments with a maximum maturity of 52 months to hedge its exposure to interest rate risk.

5.   CASH

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Cash...............................................     191            6          136            6
                                                        ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 2002 and 2001 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 2002 and 2001 is restricted cash of $6 million.

6.   ACCOUNTS RECEIVABLE

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Trade receivables..................................      19           11           28           10
Allowance for doubtful debts.......................     (12)          (7)         (14)          (8)
                                                        ---          ---          ---          ---
                                                          7            4           14            2
                                                        ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables.................       7            2           13            4
  Allowance for doubtful debts.....................      (4)          (2)          (3)          (4)
                                                        ---          ---          ---          ---
                                                          3           --           10           --
                                                        ===          ===          ===          ===

     Deferred lease receivables at March 31, 2002 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Colombia and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)).

     Receivables, before allowance for doubtful debts, include amounts classified as due after one year of $9.0 million (Airplanes Limited $6.6 million and Airplanes Trust $2.4 million) at March 31, 2002 and $3.2 million (Airplanes Limited $3.2 million and Airplanes Trust $Nil) at March 31, 2001.

     A number of Airplanes Group's lessees are in a relatively weak financial position. As of March 31, 2002, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $11.5 million in respect of 19 lessees (who leased a combined total of 58 aircraft representing 23.23% of the portfolio by appraised value as of that date) and $10.8 million in respect of six former lessees. Of the total $22.3 million, $5.7 million was in arrears for a period between 30 and 60 days, $3.0 million was in arrears for a period between 60 and 90 days and $13.6 million was in arrears for a period greater than

90 days. Some of these lessees have consistently been significantly in arrears in their respective rental payments and some are known to be currently experiencing financial difficulties.

     As of March 31, 2002, in addition to the $22.3 million in respect of payments past due more than 30 days, Airplanes Group had agreed to allow nine lessees to defer rent, maintenance and miscellaneous payments totaling $16.5 million for periods ranging from five months for one lessee in respect of $0.7 million and up to 84 months for one lessee in respect of $9.2 million.

7.   AMOUNTS DUE FROM AIRPLANES LIMITED TO AIRPLANES TRUST

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Amount receivable from Airplanes Limited/Payable to
  Airplanes Trust..................................     (46)          46          (63)          63
                                                        ===          ===          ===          ===

     Included in the balance at March 31, 2001 and March 31, 2002 was $80 million payable from Airplanes Trust to Airplanes Limited in respect of aircraft sales and purchases. The remaining balance of $143 million (2001: $126 million) represents the net amount due to Airplanes Trust in respect of Airplanes Trust's trading activities, including servicing of its debt obligations.

8.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases of Airplanes Limited:

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Total minimum lease payments receivable............       7           --           --           --
Estimated residual values of leased assets.........       7           --           --           --
Less unearned revenue..............................      (7)          --           --           --
                                                        ---          ---          ---          ---
Net investment in capital and sales type leases....       7           --           --           --
                                                        ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 2000, 2001 and 2002 amounted to $10 million, (Airplanes Limited $5 million, Airplanes Trust $5 million), $6 million (Airplanes Limited $6 million, Airplanes Trust $Nil) and $7 million (Airplanes Limited $7 million, Airplanes Trust $Nil) respectively.

     Unearned revenue of $4 million (Airplanes Limited $1 million, Airplanes Trust $3 million) $4 million (Airplanes Limited $4 million, Airplanes Trust $Nil) and $0.4 million (Airplanes Limited $0.4 million, Airplanes Trust $Nil) for the years ended March 31, 2000, 2001 and 2002, respectively, was amortised and included in revenue.

9.   AIRCRAFT

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
AIRCRAFT
Cost.............................................      4,137         345         4,145         296
Less impairment charge...........................         --          --          (245)        (47)
Less accumulated depreciation....................     (1,594)       (136)       (1,725)       (128)
                                                      ------        ----        ------        ----
                                                       2,543         209         2,175         121
                                                      ======        ====        ======        ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years...........................        294          30           138          --
  From one to five years.........................      1,676         116         1,471          76
  Less than one year.............................        522          63           524          18
Non revenue earning aircraft:
  Available for lease............................         36          --            42          27
  Available for lease, subject to letters of
     intent......................................         15          --            --          --
                                                      ------        ----        ------        ----
                                                       2,543         209         2,175         121
                                                      ======        ====        ======        ====

     Nineteen aircraft are subject to purchase options granted to existing lessees. At March 31, 2002, one lessee had options to purchase two aircraft at prices below estimated appraised value at the exercise date but not below estimated carrying value at exercise date. The latest date on which a purchase option could be exercised is November 6, 2006.

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         2000                      2001                      2002
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Depreciation expense........       156          17           154          16           146          13
Impairment charge...........        --          --            --          --           245          47
                                   ---          --           ---          --           ---          --
                                   156          17           154          16           391          60
                                   ===          ==           ===          ==           ===          ==

     At March 31, 2002, Airplanes Group owned 186 (2001:190) aircraft.

     At March 31, 2002 six aircraft were off-lease, one of which was subject to a letter of intent to lease and has since been delivered to the lessee.

     During the last year there was a general downturn in the world economic environment which was exacerbated by the terrorist attacks of September 11, 2001, which continues to affect the economic climate adversely. This has resulted in a sharp increase in the availability of aircraft for lease, leading to significant overcapacity, increased downtime, a decline in the lease rates, increased costs due to unanticipated redeliveries of aircraft all of which have resulted in a decline in the value of aircraft, particularly older technology models.

     As of March 31, 2002, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of Airplanes Group's portfolio by appraised value as of January 31, 2002 and, in addition, each of the B737-300, B737-500, B767-300ER, DC-8, MD-11 and F-100 models of aircraft comprised more than 5% of Airplanes Group's portfolio by appraised value as of January 31, 2002. Furthermore, at March 31, 2002, widebody aircraft comprised more than 15%, and turboprop aircraft comprised more than 5% of Airplanes Group's portfolio by appraised value as of January 31, 2002.

     As of March 31, 2002, Airplanes Group evaluated all aircraft for impairment and this impairment analysis resulted in 52 aircraft being identified with a carrying value greater than the estimated undiscounted future cash flows for such aircraft. An impairment loss was calculated for these aircraft based on the estimated discounted future cash flows for each aircraft. For certain aircraft the estimated discounted future cash flows were lower than the corresponding independent appraised value. The appraised values were determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand." Since this assumption is not appropriate to certain aircraft estimated discounted cash flows were used as a more accurate indication of fair value.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Accrued expenses and other liabilities include:
  Unearned revenue...............................         12           2             8          --
  Other accruals.................................         33           2            26          --
  Interest accrued...............................        982          97         1,370         136
  Valuation of swap portfolio....................         --          --            33           3
  Trade payables.................................          1          --             1          --
  Deposits received..............................         35           3            32           1
                                                       -----         ---         -----         ---
                                                       1,063         104         1,470         140
                                                       =====         ===         =====         ===
Of which:
  Payable within one year........................         62           3            78           4
  Payable after one year.........................      1,001         101         1,392         136
                                                       -----         ---         -----         ---
                                                       1,063         104         1,470         140
                                                       =====         ===         =====         ===

11. INDEBTEDNESS

     The components of the debt are as follows:

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Indebtedness in respect of notes issued:
  Subclass A-6...................................        405          40           254          25
  Subclass A-8...................................        638          62           638          62
  Subclass A-9...................................        683          67           683          67
  Class B........................................        255          24           237          24
  Class C........................................        320          30           320          30
  Class D........................................        360          35           360          35
  Class E........................................        538          53           538          53
                                                       -----         ---         -----         ---
                                                       3,199         311         3,030         296
  Discounts/costs arising on issue of notes......        (14)         (1)          (11)         (1)
                                                       -----         ---         -----         ---
                                                       3,185         310         3,019         295
                                                       =====         ===         =====         ===

DEBT MATURITY

     The repayment terms of the class A, B, C and D notes are such that certain principal amounts were expected to be repaid based on certain assumptions (the "expected final payment date") or refinanced through the issue of new notes by specified expected final payment dates but in any event are ultimately due for repayment on specified final maturity dates (the "final maturity date"). The expected final payment dates, final maturity dates, principal amount and interest rates applicable to each class of note are set out below:

                              INTEREST      PRINCIPAL AMOUNT      EXPECTED FINAL          FINAL
CLASS/ SUBCLASS OF NOTES       RATES          AT YEAR END          PAYMENT DATE       MATURITY DATE
------------------------    ------------    ----------------    ------------------    --------------
                                               ($ M)
Subclass A-6..........      (LIBOR+.34%)           279          January 15, 2004      March 15, 2019
Subclass A-8..........      (LIBOR+.375%)          700          March 15, 2003        March 15, 2019
Subclass A-9..........      (LIBOR+.55%)           750          November 15, 2008     March 15, 2019
Class B...............      (LIBOR+.75%)           261          March 15, 2009        March 15, 2019
Class C...............      8.15%                  350          March 15, 2011        March 15, 2019
Class D...............      10.875%                395          March 15, 2012        March 15, 2019
Class E...............      See below              591          See below             See below
                                                 -----
                                                 3,326
                                                 =====

     Discounts on notes issues and costs arising on refinanced notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinancing notes.

     On March 15, 2001, Airplanes Group successfully completed a $750 million refinancing of its subclass A-4 and subclass A-7 notes into new subclass A-9 notes.

     The dates on which principal repayments on the notes will actually occur will depend on the cash generated by Airplanes Group and in the event that the subclass A-8 notes are not repaid or refinanced by the expected final payment date, additional step-up interest of 0.5% will arise.

     LIBOR on the class A and class B notes equates to the London interbank offered rate for one month U.S. dollar deposits.

     Interest on the class C and class D fixed rate notes is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The class E notes accrue interest for each interest accrual period at a rate of 20% per annum. The stated interest rate on the class E notes is adjusted by reference to the U.S. consumer price index. Except for the class E note minimum interest amount plus the class E note supplemental interest amount, each of which are paid at a rate of 1% and 10% multiplied by the outstanding principal balance of the class E notes, respectively, no interest will be payable on the class E notes until all of the interest, principal and premium, if any, on the notes have been repaid in full. The principal on the class E notes will be repaid, subject to adequate funds being available after the interest on the class E notes.

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

     5. Thereafter cash available to repay the principal on the notes is applied on each payment date to repay the outstanding principal on the class D notes, the class C notes, the class B notes and the class A notes in that order.

     Currently, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A notes is subclass A-6, subclass A-9 and subclass A-8 in that order. In the event that the subclass A-8 refinancing due in March 2003 is not completed, the priority of the principal amounts outstanding in respect of the various subclasses of class A notes would be subclass A-6, subclass A-8 and subclass A-9 in that order.

     The concentration on particular models or types of aircraft magnifies the adverse impact to Airplanes Group's cash flow of a decline in lease rates or aircraft values for these models or types of aircraft and of specific governmental or technical regulations imposed on those aircraft types. In this connection, Airplanes Group has seen (x) decreasing popularity of the turboprop aircraft, the cessation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2002, accounted for approximately 3% of Airplanes Group's portfolio by appraised value as of January 31, 2002, and
(z) Airworthiness Directives ("ADs") with respect to the MD-80s, MD-11s and B737s. These events have caused, and are likely to continue to cause, overall lease rates and aircraft values to significantly decrease and may cause Airplanes Group to incur significant costs which would further reduce its cash flow.

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

     Additionally, minimum principal amounts on the class A and class B notes are payable before interest on the class C and class D notes, and principal adjustment amount on the class A notes is payable before scheduled principal payments on the class C and class D notes. Since the appraised value of Airplanes Group's aircraft has declined at a rate faster than that originally assumed in the base case assumptions in its offering memorandum dated March 28, 1996 (the "1996 Base Case"), it has been required to pay principal adjustment amount on the class A notes with a consequential deferral of scheduled principal payments on the class C and class D notes.

     To the extent that Airplanes Group has sufficient available funds, it is required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. Airplanes Group is currently ahead of the required class A minimum principal payment schedule to the extent of $110 million because the accelerated principal payments resulting from payment of class A principal adjustment amounts have enabled it to maintain those loan to initial appraised value ratios. Accordingly, no payments are currently due in respect of the minimum principal on the class A notes. However, the overall cash performance of Airplanes Group since September 11, 2001, has been significantly weaker than was assumed in the base case assumptions in its offering memorandum dated March 15, 2001 (the "2001 Base Case"). In light of its current and expected cash performance, Airplanes Group expects that it will not be able to continue paying class A principal adjustment amount in full and therefore, in time, it will no longer be ahead of the required class A minimum principal payment schedule. Airplanes Group expects this to occur in the latter half of 2003, when it will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given Airplanes Group's current expectations as to its future performance, Airplanes Group believes that its cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Airplanes Group's actual results may differ from its current expectations. However, such differences as may arise are only likely to affect the timing of when it ceases to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before Airplanes Group will be able to resume making any payments on these notes. Further, in these circumstances, Airplanes Group may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that Airplanes Group may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that Airplanes Group does resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which reevaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001. On December 12, 2001, Moody's announced a downgrade of the class C certificates from rating Baa2 to Ba3 and a downgrade of the class D certificates from Ba2 to B2. On December 21, 2001, Fitch downgraded the class C certificates from BBB to BB and the class D certificates from BB to B and left the class A to D certificates on credit watch negative. On March 25, 2002, Standard & Poor's downgraded the class C certificates from rating BBB to BB+ and the class D certificates from BB to B-. Standard & Poor's affirmed the rating on the class A and B certificates but left the class C and D certificates on credit watch negative. Most recently on June 24, 2002, Fitch further downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+. Given the continuing difficulties in the aircraft industry and their impact on the factors which determine Airplanes Group's revenues, there can be no assurance that the rating agencies will not further downgrade any class of Airplanes Group's certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

12. PROVISION FOR MAINTENANCE

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2001                      2002
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Balance at April, 1................................     258           16          233           13
Receivable during year.............................      49            1           53            1
Expenditure/transfers..............................     (74)          (4)         (40)          (3)
                                                        ---          ---          ---          ---
Balance at March, 31...............................     233           13          246           11
                                                        ===          ===          ===          ===

     The reserve for maintenance includes maintenance reserve funds received from lessees and provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance.

13. SHARE CAPITAL

                                                                 AIRPLANES
                                                                  LIMITED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2002
                                                              ------    ------
                                                                    ($)
Ordinary shares, par value $1
Authorised 10,000...........................................  10,000    10,000
                                                              ======    ======
Issued 30...................................................      30        30
                                                              ======    ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 2002, the total unpaid cumulative preferential dividend amounted to $27,000.

14. REVENUES

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2000                    2001                    2002
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe...........................     181           1         165           1         126           1
  North America....................      49          36          57          49          59          27
  South America....................     177           2         171           1         132          --
  Asia/rest of world...............      57           2          47           1          70          --
                                        ---         ---         ---         ---         ---         ---
                                        464          41         440          52         387          28
                                        ===         ===         ===         ===         ===         ===
Of which, aircraft sales revenue to
  third parties represents.........      (3)         --          (8)        (13)         (5)         --
                                        ---         ---         ---         ---         ---         ---
Sale of shares to third parties
  represents.......................      (1)         --          --          --          --          --
                                        ---         ---         ---         ---         ---         ---
Leasing revenue....................     460          41         432          39         382          28
                                        ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.......................      62           2          49           1          53           1
                                        ===         ===         ===         ===         ===         ===

     There are 54 aircraft which are scheduled to come off lease within one year from March 31, 2002. It is expected that re-lease rates for many of these aircraft will be lower than the current contracted rates.

     At March 31, 2002, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         2002
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($ MILLIONS)
Year ending March 31,
  2003......................................................       277          12
  2004......................................................       202          10
  2005......................................................       127           3
  2006......................................................        64          --
  2007......................................................        31          --
  Thereafter................................................        31          --
                                                                   ---          --
                                                                   732          25
                                                                   ===          ==

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 3.25%, and include aircraft subject to letters of intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in any of the years ended March 31, 2000, 2001 or 2002 respectively. For Airplanes
Trust: (a) two lessees accounted for more than 10% of leasing revenue for the year ended March 31, 2000, and these lessees accounted for 34% and 13% of leasing revenue, respectively, (b) one lessee accounted for more than 10% of leasing revenue in the year ended March 31, 2001 and individually this lessee accounted for 34% of leasing revenue, (c) three lessees accounted for more than 10% of leasing revenue for the year ended March 31, 2002 and individually these lessees accounted for 10%, 11% and 34% of leasing revenue respectively.

15. NET INTEREST EXPENSE

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         2000                      2001                      2002
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Interest on notes issued......     438          43           501          49           565          55
Interest income...............     (13)         --           (14)         --            (6)         --
                                   ---          --           ---          --           ---          --
                                   425          43           487          49           559          55
                                   ===          ==           ===          ==           ===          ==
Cash paid in respect of
  interest....................     193          21           190          20           169          17
                                   ===          ==           ===          ==           ===          ==

16. OTHER LEASE COSTS

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         2000                      2001                      2002
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Maintenance receipts from
  lessees, transferred to
  reserves....................      62           2            49           1            53           1
Net release of excess
  maintenance reserves........     (11)         --           (10)         --            --          --
Other lease costs.............      20           1            42           1            17           2
                                   ---          --           ---          --           ---          --
                                    71           3            81           2            70           3
                                   ===          ==           ===          ==           ===          ==

17. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         2000                      2001                      2002
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
GECAS management fees.........      20           2            21           2            22           2
Other selling, general and
  administrative expenses.....      11           1            12          --            11           1
                                   ---          --           ---          --           ---          --
                                    31           3            33           2            33           3
                                   ===          ==           ===          ==           ===          ==

     In the year ended March 31, 2002, other selling, general and administrative expenses included an amount of $10 million (Airplanes Limited $9 million, Airplanes Trust $1 million) payable to debis in respect of Administration and Cash Management fees comparable to the amount of $9 million (Airplanes Limited $8 million, Airplanes Trust $1 million) payable in the years ended March 31, 2001 and 2000.

18. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this footnote refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily U.S. entities).

(A)  AIRPLANES LIMITED

     Income tax benefit of Airplanes Limited consists of the following:

                                                                  YEAR ENDED MARCH 31,
                                                                  ---------------------
                                                                  2000    2001    2002
                                                                  -----   -----   -----
                                                                      ($ MILLIONS)
    Current income tax..........................................    --     --      --
    Deferred income tax.........................................   (15)     8      42
                                                                   ---     --      --
                                                                   (15)     8      42
                                                                   ===     ==      ==

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005. Therefore income from trading activities will be taxable at a rate of 12.5%.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 2000, 2001 and 2002 and the expected tax benefit based on a tax rate of 12.5% is shown below:

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                              2000      2001       2002
                                                              ----   -----------   ----
                                                                    ($ MILLIONS)
Tax benefit at tax rate.....................................   22         41        86
Non-deductible class E note interest........................  (23)       (33)      (44)
Increase in deferred tax due to change in Irish tax rates...  (14)        --        --
                                                              ---        ---       ---
Actual tax charge...........................................  (15)         8        42
                                                              ===        ===       ===

     Class E note interest is not deductible for tax purposes in Ireland.

     Airplanes Limited has net operating loss carryforwards of approximately $1,869 million as of March 31, 2002, (2001: $1,693 million) which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                                MARCH 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................   211     238
Deferred tax liability relating to:
  Aircraft..................................................   269     254
                                                               ---     ---
Net deferred tax liability..................................    58      16
                                                               ===     ===

(B)  AIRPLANES TRUST

     Income tax benefit of Airplanes Trust consists of the following:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2000    2001    2002
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Current income tax:
  Federal...................................................    8       4       5
  State.....................................................   --      --      --
                                                               --      --      --
Total current...............................................    8       4       5
                                                               --      --      --
Deferred income tax:
  Federal...................................................   --      (2)     12
  State.....................................................   --      --       5
Decrease in valuation allowance.............................   --      10      --
                                                               --      --      --
Total deferred..............................................   --       8      17
                                                               --      --      --
                                                                8      12      22
                                                               ==      ==      ==

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 2000, 2001 and 2002 and the expected tax benefit based on the U.S. federal statutory tax rate of 35% in 2000, 2001, and 2002 is shown below:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2000    2001    2002
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Tax benefit at statutory rate...............................    9       11      32
State taxes, net of federal.................................   --       --       3
Non-deductible class E note interest........................   (8)     (11)    (13)
(Increase)/decrease in valuation allowance..................    7       12      --
                                                               --      ---     ---
                                                                8       12      22
                                                               ==      ===     ===

     Airplanes Trust has federal tax net operating loss carryforwards of approximately $91.6 million as of March 31, 2002 (2001: $113 million) which expire beginning in 2007 through 2021.

     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                               YEAR ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................   46      37
  Other.....................................................    4       4
                                                               --      --
                                                               50      41
                                                               --      --
Deferred tax liabilities relating to:
  Aircraft..................................................   78      47
  AMT NOL Liability.........................................   12      17
                                                               --      --
                                                               90      64
                                                               --      --
Net deferred tax liability..................................   40      23
                                                               ==      ==

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under U.S. "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 2000, 2001 and 2002 the maximum potential exposure under these provisions was $0.7 million, $0.2 million and $Nil, respectively. The Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and debis, Airplanes Trust is liable to debis for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from debis are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by debis for any tax benefits provided subsequent to the completion of the Transaction, to debis from Airplanes Trust's tax losses. debis has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction.

     Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain local tax returns with General Electric Company ("GE"), such returns are being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE which is substantially similar to the tax sharing agreement between Airplanes Trust and debis which was in place prior to that date and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from debis AirFinance, Inc.

     In relation to the tax year ended December 31, 2001, GE utilized $20.0 million of current year losses. As GE is an Alternative Minimum Tax (AMT) payor the benefit realized will be $4.0 million and this amount will be paid to Airplanes Group. The receivable for this amount has been included in other assets at year end.

19. COMMITMENTS

CAPITAL COMMITMENTS

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 2002.

20. CONTINGENT LIABILITIES

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

21. POST BALANCE SHEET EVENTS

     Since March 31, 2002, one DC9-51 aircraft and two B737-200A aircraft have been sold and a non binding letter of intent for sale has been signed for one B737-200A aircraft.

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

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Controlling Trustee

Dated: June 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 25, 2002.

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

                                          AIRPLANES LIMITED

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Director

Dated: June 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 25, 2002.

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

                    /s/ ROY M. DANTZIC                       Director (principal financial officer)
-----------------------------------------------------------
                      Roy M. Dantzic

                   /s/ WILLIAM M. MCCANN                     Director (principal accounting officer)
-----------------------------------------------------------
                     William M. McCann

                  /s/ RICHARD E. CAVANAGH                    Director
-----------------------------------------------------------
                    Richard E. Cavanagh

                    /s/ BRIAN T. HAYDEN                      Director
-----------------------------------------------------------
                      Brian T. Hayden

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST
                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of Atlanta Holdings Limited
          dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29,
          1995*.......................................................
  3.2     Memorandum and Articles of Association of Airplanes Limited
          dated March 11, 1996**......................................
  3.3     Memorandum and Articles of Association of Airplanes Limited
          reprinted with amendments to June 29, 2000****..............
  3.4     Airplanes U.S. Trust Amended and Restated Trust Agreement
          among GPA, Inc., as Settlor, Wilmington Trust Company, as
          the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996**...........................
  3.5     Amendment to Airplanes U.S. Trust Amended and Restated Trust
          Agreement dated June 29, 2000****...........................
  4.1     Pass Through Trust Agreement dated as of March 28, 1996
          among Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee**.................................
  4.2     Trust Supplement No. 7 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**..............................
  4.3     Trust Supplement No. 8 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**..............................
  4.4     Trust Supplement No. 9 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................
  4.5     Trust Supplement No. 11 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................
  4.6     Trust Supplement No. 12 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................
  4.7     Trust Supplement No. 13 dated as of March 15, 2001 to the
          Pass Through Trust Agreement*****...........................
  4.8     Trust Supplement A dated as of March 16, 1998 to the Pass
          Through Trust Agreement***..................................
  4.9     Form of Subclass A-6 Pass Through Certificate***............
  4.10    Form of Subclass A-8 Pass Through Certificate***............
  4.11    Form of Subclass A-9 Pass Through Certificate*****
          (included in Exhibit 4.7)...................................
  4.12    Form of Class B Pass Through Certificate***.................
  4.13    Form of Class C Pass Through Certificate**..................
  4.14    Form of Class D Pass Through Certificate**..................
  4.15    Airplanes Limited Indenture dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee**.......................................
  4.16    Supplement No. 1 to the Airplanes Limited Indenture***......
  4.17    Supplement No. 2 to the Airplanes Limited Indenture*****....
  4.18    Airplanes U.S. Trust Indenture dated as of March 28, 1996
          among Airplanes U.S. Trust, Airplanes Limited and Bankers
          Trust Company, as Trustee**.................................
  4.19    Supplement No. 1 to the Airplanes Trust Indenture***........
  4.20    Supplement No. 2 to the Trust Indenture*****................
  4.21    Form of Floating Rate Subclass A-6 Note***..................

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.22    Form of Floating Rate Subclass A-8 Note***..................
  4.23    Form of Floating Rate Subclass A-9 Note*****................
  4.24    Form of Floating Rate Class B Note***.......................
  4.25    Form of 8.15% Class C Note**................................
  4.26    Form of 10.875% Class D Note**..............................
  4.27    Form of 20.00% (inflation adjusted) Class E Note**..........
 10.1     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**.....
 10.2     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi Group plc, Skyscape Limited and Airplanes Limited**...
 10.3     Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
          Group plc, Airplanes Limited, AerFi II Limited, Airplanes
          U.S. Trust and AeroUSA, Inc.**..............................
 10.4     Amendment No. 1 to Administrative Agency Agreement dated as of February 5, 2002 among debis AirFinance Financial
          Services (Ireland) Limited, debis AirFinance Ireland plc,
          Airplanes Limited, Airplanes Holdings Limited, Airplanes
          U.S. Trust and AeroUSA Inc..................................
 10.5     Servicing Agreement dated as of March 28, 1996 among GE
          Capital Aviation Services, Limited, Airplanes Limited,
          AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
          AerFi Cash Manager Limited**................................
 10.6     Reference Agency Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust Bankers Trust
          Company, as Airplanes Limited Indenture Trustee and
          Airplanes U.S. Trust Indenture Trustee, Bankers Trust
          Company, as Reference Agent and AerFi Cash Manager Limited,
          as Cash Manager**...........................................
 10.7     Secretarial Services Agreement dated as of March 28, 1996
          between Airplanes Limited and Mourant & Co. Secretaries
          Limited, as Company Secretary**.............................
 10.8     Cash Management Agreement dated as of March 28, 1996 between
          AerFi Cash Manager Limited, as Cash Manager, AerFi Group
          plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee under each of the Airplanes
          Limited Indenture, the Airplanes U.S. Trust Indenture and
          the Security Trust Agreement**..............................
 10.9     Amendment No. 1 to Cash Management Agreement dated as of
          February 5, 2002 among debis AirFinance Cash Manager
          Limited, debis AirFinance Ireland plc, Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company..............
 10.10    Form of Swap Agreement**....................................
 10.11    Security Trust Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
          Secretaries Limited, the Issuer Subsidiaries listed therein,
          AerFi Financial Services (Ireland) Limited, AerFi Cash
          Manager Limited, AerFi Group plc, GE Capital Aviation
          Services, Limited, Bankers Trust Company, as Airplanes U.S.
          Trust Indenture Trustee and Airplanes Limited Indenture
          Trustee, Bankers Trust Company, as Reference Agent, and
          Bankers Trust Company, as Security Trustee**................
 12       Statement re Computation of Ratios..........................
 21       Subsidiaries of the Registrants.............................
 99       Appendix 3 to the offering memorandum dated March 15, 2001
          (Expected Portfolio
          Value based on the Depreciation factors and the Aircraft in the Portfolio as of
          January 31, 2001)******.....................................

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

  ***** Incorporated by reference to the Registration Statement on Form S-4
        (File No. 33-58608), previously filed with the Commission on April 10, 2001 and Amendment No. 1 thereto.

 ****** Appendix 3 to the Offering Memorandum dated March 15, 2001 was intended to contain the Expected Portfolio Value based on the Depreciation Factors and the aircraft in the portfolio as of January 31, 2001, but instead contained the Adjusted Portfolio Value based on the Depreciation Factors and the aircraft in the portfolio as of January 31, 2001. The Appendix 3 filed herewith contains the Expected Portfolio Value based on the Depreciation Factors and the aircraft in the portfolio as of March 31, 2002. Notwithstanding the numbers contained in Appendix 3 to the Offering Memorandum dated March 15, 2001, all payments on notes and certificates determined by reference to Expected Portfolio Value as of the applicable payment date have been calculated using the correct Expected Portfolio Values.