Form 10-Q
period 2002-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2002-11-12
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

                                                               Outstanding at
Issuer                           Class                      September 30, 2002

Airplanes Limited      Common Stock, $1.00 par value                 30

                   Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended September 30, 2002

                                     Index

Part I.   Financial Information                                        Page No.

Item 1.  Financial Statements (Unaudited)                                 3

         - Unaudited Condensed Balance Sheets - September 30, 2002 and March 31, 2002
         - Unaudited Condensed Statements of Operations - Three Months Ended September 30, 2002 and September 30, 2001
         - Unaudited Condensed Statements of Operations - Six
           Months Ended September 30, 2002 and September 30, 2001
         - Unaudited Condensed Statements of Comprehensive Income/
           (Loss) - Three Months Ended September 30, 2002 and
           September 30, 2001
         - Unaudited Condensed Statements of Comprehensive Income/
           (Loss) - Six Months Ended September 30, 2002 and
           September 30, 2001
         - Unaudited Statements of Changes in Shareholders Deficit/ Net Liabilities - Six Months Ended September 30, 2002
           and September 30, 2001
         - Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30, 2002 and September 30, 2001
         - Notes to the Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial               15
         Condition and Results of Operations
         - Introduction
         - Results of Operations - Three Months Ended September 30,
           2002 compared with Three Months Ended September 30, 2001
         - Results of Operations - Six Months Ended September 30,
           2002 compared with Six Months Ended September 30, 2001
         - Comparison of Actual Cashflows versus the 2001 Base
           Case for the Three Month Period Ended October 15, 2002

Item 3.  Quantitative and Qualitative Disclosures about Market Risks     50

Item 4.  Controls and Procedures                                         54

Part II. Other Information

Item 1.  Legal Proceedings                                               55

Item 6.  Exhibits and Reports on Form 8 - K                              55

Signatures

Certifications

Appendix 1     Portfolio Information as at September 30, 2002

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                                AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS

                                                               March 31,                                September 30,
                                              ----------------------------------------     ----------------------------------------
                                                                 2002                                        2002
                                              ----------------------------------------     ----------------------------------------
                                              Airplanes       Airplanes                    Airplanes      Airplanes
                                               Limited          Trust        Combined       Limited         Trust         Combined
                                              ----------     ----------     ----------     ----------     ----------     ----------
                                                             ($millions)                                 ($millions)
ASSETS

Cash                                                 136              6            142            136              6            142
Accounts receivable
    Trade receivables                                 28             10             38             31             10             41
    Allowance for doubtful debts                     (14)            (8)           (22)           (20)            (8)           (28)
Amounts due from Airplanes Limited                     -             63             63              -             62             62
Net investment in capital and sales
     type leases                                       -              -              -              3              -              3
Aircraft, net                                      2,175            121          2,296          2,097            117          2,214
Other assets                                           2              4              6              4              -              4
                                              ----------     ----------     ----------     ----------     ----------     ----------
Total assets                                       2,327            196          2,523          2,251            187          2,438
                                              ==========     ==========     ==========     ==========     ==========     ==========


LIABILITIES

Accrued expenses and other liabilities             1,470            140          1,610          1,751            168          1,919
Amounts due from Airplanes Trust                      63              -             63             62              -             62
Indebtedness                                       3,019            295          3,314          2,956            288          3,244
Provision for maintenance                            246             11            257            261             13            274
Deferred income taxes                                 16             23             39             14             21             35
                                              ----------     ----------     ----------     ----------     ----------     ----------
Total liabilities                                  4,814            469          5,283          5,044            490          5,534
                                              ----------     ----------     ----------     ----------     ----------     ----------
Net liabilities                                   (2,487)          (273)        (2,760)        (2,793)          (303)        (3,096)
                                              ----------     ----------     ----------     ----------     ----------     ----------
                                                   2,327            196          2,523          2,251            187          2,438
                                              ==========     ==========     ==========     ==========     ==========     ==========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended September 30,
                                          -------------------------------------------------------------------------------------
                                                             2001                                         2002
                                          ----------------------------------------     ----------------------------------------
                                           Airplanes      Airplanes                     Airplanes      Airplanes
                                            Limited         Trust        Combined        Limited         Trust        Combined
                                          ----------     ----------     ----------     ----------     ----------     ----------
                                                         ($millions)                                 ($millions)
Revenues
Aircraft leasing                                 105              7            112             89              4             93
Aircraft sales                                     3              -              3              -              -              -

Expenses
Cost of Aircraft sold                             (3)             -             (3)             -              -              -
Depreciation and amortisation                    (38)            (3)           (41)           (33)            (2)           (35)
Net interest expense                            (130)           (13)          (143)          (161)           (16)          (177)
Bad and doubtful debts                            (4)            (2)            (6)            (6)            (1)            (7)
Other lease costs                                (14)            (2)           (16)           (20)            (2)           (22)
Selling, general and administrative
   expenses                                       (8)             -             (8)            (8)             -             (8)
                                          ----------     ----------     ----------     ----------     ----------     ----------
Operating (loss) before
provision for  income taxes                      (89)           (13)          (102)          (139)           (17)          (156)

Income tax benefit/(charge)                        1              1              2              1              2              3

                                          ----------     ----------     ----------     ----------     ----------     ----------
Net (loss)                                       (88)           (12)          (100)          (138)           (15)          (153)
                                          ==========     ==========     ==========     ==========     ==========     ==========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                               Six Months Ended September 30,
                                       -------------------------------------------------------------------------------
                                                        2001                                      2002
                                       -------------------------------------     -------------------------------------
                                       Airplanes     Airplanes                   Airplanes     Airplanes
                                        Limited        Trust       Combined       Limited        Trust        Combined
                                       ---------     ---------     ---------     ---------     ---------     ---------
                                                    ($millions)                               ($millions)
Revenues
Aircraft leasing                             209            17           226           188            14           202
Aircraft sales                                 3             -             3             4             -             4

Expenses
Cost of Aircraft sold                         (3)            -            (3)           (4)            -            (4)
Depreciation and amortisation                (76)           (7)          (83)          (67)           (4)          (71)
Net interest expense                        (269)          (27)         (296)         (315)          (31)         (346)
Bad and doubtful debts                        (2)           (1)           (3)           (6)           (1)           (7)
Other lease costs                            (36)           (3)          (39)          (41)           (4)          (45)
Selling, general and administrative
   expenses                                  (16)           (1)          (17)          (15)           (1)          (16)
                                       ---------     ---------     ---------     ---------     ---------     ---------
Operating (loss) before
provision for  income taxes                 (190)          (22)         (212)         (256)          (27)         (283)
Income tax benefit/(charge)                    2             1             3             1             2             3
                                       ---------     ---------     ---------     ---------     ---------     ---------

Net Loss before cumulative
  effect of change in accounting
  principle, adoption of SFAS 133           (188)          (21)         (209)         (255)          (25)         (280)

Cumulative effect of change in
  accounting principle, adoption
  of SFAS 133                                  5             -             5             -             -             -

                                       ---------     ---------     ---------     ---------     ---------     ---------
Net (loss)                                  (183)          (21)         (204)         (255)          (25)         (280)
                                       =========     =========     =========     =========     =========     =========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

         UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                                   Three Months Ended September 30,
                                          -------------------------------------------------------------------------------------
                                                             2001                                         2002
                                          ----------------------------------------     ----------------------------------------
                                           Airplanes      Airplanes                     Airplanes      Airplanes
                                            Limited         Trust        Combined        Limited         Trust        Combined
                                          ----------     ----------     ----------     ----------     ----------     ----------
                                                         ($millions)                                 ($millions)
Loss for the period                              (88)           (12)          (100)          (138)           (15)          (153)

Other Comprehensive Loss
 - Net change in cashflow hedges                 (26)            (3)           (29)           (31)            (3)           (34)

                                          ----------     ----------     ----------     ----------     ----------     ----------
                                                (114)           (15)          (129)          (169)           (18)          (187)
                                          ==========     ==========     ==========     ==========     ==========     ==========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

          UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

                                                                     Six Months Ended September 30,
                                             -------------------------------------------------------------------------------
                                                              2001                                      2002
                                             -------------------------------------     -------------------------------------
                                             Airplanes     Airplanes                   Airplanes     Airplanes
                                              Limited        Trust       Combined       Limited        Trust        Combined
                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                          ($millions)                               ($millions)
Loss for the period                               (183)          (21)         (204)         (255)          (25)         (280)

Other Comphrensive Loss
 - Cumulative effect of accounting changes         (35)           (3)          (38)            -             -             -
 - Net change in cashflow hedges                   (24)           (3)          (27)          (51)           (5)          (56)

                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                  (242)          (27)         (269)         (306)          (30)         (336)
                                             =========     =========     =========     =========     =========     =========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

           Six Months Ended September 30, 2002 and September 30, 2001

                                               Airplanes Limited                             Airplanes Trust             Combined
                              -------------------------------------------------  -------------------------------------  ------------
                                Share                    Other     Shareholders'     Net         Other    Shareholders  Shareholders
                               Capital    Earnings   Comprehensive    Deficit    Liabilities Comprehensive   Deficit    Deficit/ Net
                                                         Loss                                    Loss                   Liabilities
                              -------------------------------------------------  -------------------------------------  -----------
                              ($millions) ($millions)  ($millions)  ($millions)  ($millions)  ($millions)  ($millions)  ($millions)
Balance at March 31, 2001
  (as originally reported)            -       1,879            -        1,879           198            -         198         2,077
Restatement                                     (83)          35          (48)           (3)           3           -           (48)
                              ---------   ---------    ---------    ---------     ---------    ---------   ---------     ---------
Balance at March 31, 2001
  (as restated)                       -       1,796           35        1,831           195            3         198         2,029

Net loss for the period               -         183                       183            21                       21           204

Other Comprehensive Loss              -           -           24           24                          3           3            27

                              ---------   ---------    ---------    ---------     ---------    ---------   ---------     ---------
Balance at September 30, 2001         -       1,979           59        2,038           216            6         222         2,260
                              =========   =========    =========    =========     =========    =========   =========     =========


Balance at March 31, 2002             -       2,454           33        2,487           270            3         273         2,760

Net loss for the period               -         255            -          255            25            -          25           280

Other Comprehensive Loss              -           -           51           51                          5           5            56

                              ---------   ---------    ---------    ---------     ---------    ---------   ---------     ---------
Balance at September 30, 2002         -       2,709           84        2,793           295            8         303         3,096
                              =========   =========    =========    =========     =========    =========   =========     =========

          The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                         Six Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                                  2001                                      2002
                                                 -------------------------------------     -------------------------------------
                                                 Airplanes     Airplanes                   Airplanes     Airplanes
                                                  Limited        Trust        Combined      Limited        Trust        Combined
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                              ($millions)                               ($millions)
Cash flows from operating activities
Net loss                                              (183)          (21)         (204)         (255)          (25)         (280)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                            76             7            83            67             4            71
Aircraft maintenance, net                               12            (1)           11            17             3            20
Profit on disposal of aircraft                           -             -             -             -             -             -
Deferred income taxes                                   (2)           (1)           (3)           (1)           (2)           (3)
Provision for bad debts                                  2             1             3             6             1             7
Accrued and deferred interest expense                  174            18           192           232            23           255

Changes in operating assets & liabilities:
Accounts receivable                                     (2)           (2)           (4)           (2)           (1)           (3)
Intercompany account movements                          (7)            7             -            (1)            1             -
Other accruals and liabilities                         (13)            -           (13)           (1)           (2)           (3)
Other assets                                             -             4             4            (2)            4             2

                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net cash provided by operating activities               57            12            69            60             6            66
                                                 =========     =========     =========     =========     =========     =========


Cash flows from investing activities
Purchase/Sale of aircraft                                2             -             2             3             -             3
Capital and sales type leases                            7             -             7             2             -             2
Net cash provided by
                                                 ---------     ---------     ---------     ---------     ---------     ---------
investing activities                                     9             -             9             5             -             5
                                                 =========     =========     =========     =========     =========     =========

Cash flows from financing activities
Decrease in indebtedness                              (120)          (12)         (132)          (65)           (6)          (71)

                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net cash used in financing activities                 (120)          (12)         (132)          (65)           (6)          (71)
                                                 =========     =========     =========     =========     =========     =========

Net (decrease)/ increase in cash                       (54)            -           (54)            -             -             -

Cash at beginning of period                            191             6           197           136             6           142
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Cash at end of period                                  137             6           143           136             6           142
                                                 =========     =========     =========     =========     =========     =========

Cash paid in respect of:
Interest                                                94             9           103            84             8            92
                                                 =========     =========     =========     =========     =========     =========

                                Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.   Basis of Preparation

The accompanying unaudited condensed financial statements of Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group") and the combined unaudited condensed balance sheets, statements of operations, statements of comprehensive income/(loss), statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 2002 and for the three and six month periods ended September 30, 2002 and September 30, 2001. Such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Recent Events

In the three month period to September 30, 2002 we have continued to suffer from a very difficult business environment for the commercial aircraft industry in the light of global economic conditions, as exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout. As previously reported the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, requests from certain of our lessees to restructure their leases and/or allow rental holidays, deferrals or early returns of aircraft, and a decline in sales prices for our aircraft. Oil prices are liable to be volatile, and may rise significantly if the U.S. undertakes military action in the Middle East, which would adversely affect our lessees. Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases, they rely on short-term government solutions. If these are not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new Airworthiness Directives ("ADs") to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Compliance with Governmental and Technical Regulation" below.

We are currently ahead of the required class A minimum principal payment schedule to the extent of $119.2 million because of accelerated principal payments resulting from payment of class A principal adjustment amounts. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, in light of our current and expected cash performance, we anticipate that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Our actual results may differ from our current expectations. However, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

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

The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K filed on June 25, 2002. As disclosed in our previous filing on Form 10-Q there have also been a number of rating actions in the three months ended September 30, 2002.

On July 15, 2002 Standard and Poor's downgraded the class B certificates from A to CCC, the class C certificates from BB+ to CCC and the Class D certificates from B- to CCC. All classes remain on credit watch negative with Standard and Poor's with a decision on the class A certificates pending further analysis. On July 17, 2002 Moody's announced that it was placing all classes of our certificates on credit watch for possible downgrade. On August 9, 2002 Moody's downgraded the subclass A-6 certificates from Aa2 to A1, the subclass A-8 certificates from Aa2 to A3 and the subclass A-9 certificates from Aa2 to Baa2. Moody's also downgraded the class B certificates from A2 to Caa2, the class C certificates from Ba3 to Caa3 and the class D certificates from B2 to Ca.

Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates on their final maturity date. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of". SFAS 144 established additional criteria to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations", but does not allow for the accrual of future operating losses, as was previously permitted. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. We have adopted SFAS 144 as of April 1, 2001 and the provisions of SFAS 144 were applied in the determination of the impairment charge in the third quarter of the fiscal year ended March 31, 2002.

Loss-Making Lease Provisions

Prior to the fourth quarter of the year ended March 31, 2002, we deemed a lease agreement to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term and we recorded provisions therefor. For these purposes, interest was allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). In the fourth quarter of the year ended March 31, 2002, we determined that this provision and related reserve was not appropriate under authoritative accounting literature and we therefore eliminated such provision. All prior periods presented in our financial statements have been restated to reflect this change.

This change resulted in a decrease in the net loss of $15 million (Airplanes
Limited: $15 million; Airplanes Trust: $Nil) in the six month period ended September 30, 2001.

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

Simultaneously with such transfers, we issued notes of $4,048 million in aggregate principal amount in four classes: class A, class B, class C and class D, with approximately 90% of the principal amount of the notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. We also issued class E notes of $604 million which are subordinate to the class A
- D notes and these class E notes were acquired by debis AirFinance as part consideration for the transfer to us of the aircraft and certain related lease receivables. Of the $604 million class E notes issued, approximately $13 million were subsequently cancelled on July 30, 1996 under the terms of the Transaction.

On March 16, 1998, we completed a refinancing of $2,437 million of class A and class B notes. On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance Inc. (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation.

On March 15, 2001, we completed a refinancing of $750 million of class A notes.

Indebtedness at September 30, 2002 represents the aggregate of the outstanding class A - D notes and class E notes as set out in more detail in "Item 3. Quantative and Qualitative Disclosures about Market Risks" (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 1 to 14) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2002, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At September 30, 2002, we owned 183 aircraft, 168 of which were on lease to 61 lessees in 32 countries.

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

We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates.

As of September 30, 2002 we had the following publicly traded notes outstanding:

                                               $ million
Class A                                            1,660
Class B                                              250
Class C                                              350
Class D                                              395
                                               ---------
                                                   2,655
                                               =========

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

This quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934. In most cases, you can identify these forward looking statements by such terms as "may", "should", "expect", "plan", "believe", "estimate", "potential", "continue" or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Recent Developments

Overview

In the three month period to September 30, 2002 we have continued to suffer from a very difficult business environment for the commercial aircraft industry. As previously reported the reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, requests from certain of our lessees to restructure their leases and/or allow rental holidays, deferrals or early returns of aircraft, and a decline in sales prices for our aircraft. Oil prices are liable to be volatile and may rise significantly if the US undertakes military action in the Middle East, which would adversely affect our lessees. Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases, they rely on short-term government solutions. If these are not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new ADs to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See " - Compliance with Governmental and Technical Regulation" below.

Restructurings

We have already seen a substantial number of rental restructurings, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements can also include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. We expect we may have to agree to further restructurings with a consequential adverse effect on lease rates and revenues.

Performance

The performance of our aircraft portfolio has not enabled us to meet either the assumptions contained in our offering memorandum dated March 28, 1996 (the "1996 Base Case") or the assumptions contained in our offering memorandum dated March 15, 2001 (the "2001 Base Case"). In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we believe may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Specifically, as a result of the greater than expected decline in value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent of available cash flows in April and May 1998 and since February 1999. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

We are currently ahead of the required class A minimum principal payment schedule to the extent of $119.2 million because of accelerated principal payments resulting from payment of class A principal adjustment amounts. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, in light of our current and expected cash performance, we anticipate that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Our actual results may differ from our current expectations. However, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and class D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K filed on June 25, 2002. As disclosed in our previous filing on Form 10-Q, there have also been a number of rating actions in the three months ended September 30, 2002.

On July 15, 2002 Standard and Poor's downgraded the class B certificates from A to CCC, the class C certificates from BB+ to CCC and the class D certificates from B- to CCC. All classes remain on credit watch negative by Standard and Poor's with a decision on the class A certificates pending further analysis. On July 17, 2002 Moody's announced that it was placing all classes of our certificates on credit watch negative for possible downgrade. On August 9, 2002 Moody's downgraded the subclass A-6 certificates from Aa2 to A1, the subclass A-8 certificates from Aa2 to A3 and the subclass A-9 certificates from Aa2 to Baa2. Moody's also downgraded the class B certificates from A2 to Caa2, the class C certificates from Ba3 to Caa3 and the class D certificates from B2 to Ca.

Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates on their final maturity date. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

Aircraft Sales

Our indentures restrict our ability to sell aircraft. Sales of an aircraft are generally permitted only if the sales proceeds are at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price") or pursuant to a provision allowing sales which do not meet the note target price subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the appraised value at the original acquisition of the portfolio in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes, due to the factors discussed in " - Recent Developments", any sales of aircraft are less likely to be at or above note target price. Our ability to generate sales of aircraft at or above note target price will further decline as we cease to be ahead of the class A minimum principal payment schedule, as discussed above. Consequently, as we have already utilised $38 million of the current year's $50 million limit, it is becoming more likely that this indenture restriction will present a real impediment to the ability of the servicer to maximize cash flow from the portfolio. For example it may be in the best economic interests of Airplanes Group to sell a specific aircraft if a suitable opportunity is available rather than lease it or have it non-revenue earning, yet the indentures may prohibit this.

Commercial Opportunities for certain types of our Aircraft

The market for certain aircraft models is currently and expected to remain very weak. For example, we currently lease three MD-11 aircraft, representing 5.72% of our fleet by appraised value as of January 31, 2002, to a Latin American lessee. The leases are due to expire between March and December 2004. We are examining all possibilities in respect of the remarketing of the MD-11 aircraft, including, subject to the restrictions in our indentures, the possibility of selling the aircraft or of converting them to freighter aircraft. Conversion into freighter aircraft would involve substantial cash expenditures by us. Likewise, we are examining all opportunities for our DC8-71F aircraft, some of which are currently non revenue earning.

The current market value of these aircraft is such that it is highly unlikely that we would be able to sell or scrap the aircraft at prices which would meet the indenture requirements as outlined above.

Remarketing

At September 30, 2002, we had forty seven aircraft scheduled to be remarketed before September 30, 2003. These comprise three B737-300s / 400s, four B737-200As, eleven DHC8s, one MD-83, nine DC8s, two B767s, two A300s, one A320, three Metro IIIs, five DC9s, four ATR42s, one B737-500 and one B757-200. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates currently applicable. However, we believe that there have been no further changes in circumstances since March 2002 which would require additional aircraft impairment provisions.

Amendments to Service Provider Agreements

The Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have recently negotiated a reduction in the level of Administrative Agency and Cash Management fees from the current $6.25 million per annum to $5.65 million in return for an increase in the notice period for termination of such agreements from 120 days to 180 days. This new level of fees will be effective as of April 1, 2002 and will be adjusted annually for inflation, commencing April 1, 2003.

The Lessees

Europe:
At September 30, 2002 we leased 54 aircraft which represented 35.55% of our portfolio by appraised value at January 31, 2002 to operators in Europe.

We agreed to the early redelivery of one MD-83 aircraft representing 0.48% of our portfolio by appraised value as of January 31, 2002 by a Macedonian former lessee in the year ended March 31, 2002. The servicer continues to discuss the settlement of outstanding amounts under the former lease.

One Turkish lessee of one A300 aircraft, representing 0.42% of our portfolio by appraised value as of January 31, 2002, has entered into an agreement relating to the repayment of arrears. This deferral of obligations is to be repaid over a period of 10 months. At September 30, 2002 the lessee had repaid all deferred amounts in accordance with this agreement.

Other

One lessee of two B737-200A aircraft in Kazakhstan, representing 0.23% of our portfolio by appraised value as of January 31, 2002, entered into an agreement to restructure its obligations and had repaid all deferred amounts in accordance with the terms of this restructuring as of September 30, 2002.

North America

At September 30, 2002 we leased 24 aircraft representing 18.29% of our portfolio by appraised value as of January 31, 2002, to operators in North America.

In the three month period ended June 30, 2002, the servicer, following discussions with a North American former lessee agreed to the early return of the three aircraft with the lessee paying compensation for lost rentals and redelivery conditions. Two of the aircraft are currently being remarketed and one has been re-leased.

During the three month period ended September 30, 2002, the servicer has continued to have discussions with one US former lessee of two B737-200A aircraft, representing 0.3% of our portfolio by appraised value at January 31, 2002 regarding the settlement of the lessee's arrears. The lessee is now in bankruptcy.

In the quarter ended September 30, 2002, we leased one aircraft, representing 0.17% of our portfolio by appraised value as of January 31, 2002, to a US lessee. On August 11, 2002 the airline filed for protection from its creditors. The aircraft was redelivered during the quarter and the servicer is preparing a claim for filing with the court for all amounts due.

Latin America

At September 30, 2002, lessees with respect to 24.46% of the aircraft by appraised value as of January 31, 2002 operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets in the aftermath of the current global economic slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

The servicer has completed discussions with a Brazilian lessee regarding its obligations under its leases. This lessee of three MD-11 aircraft, representing 5.72% of our portfolio by appraised value as of January 31, 2002, due to trading difficulties, is currently in arrears. During the three month period ended September 30, 2002, a restructuring agreement was signed with the lessee providing for the payment of arrears through the utilisation of security deposits without any further changes to the lease terms. The lessee continues to perform in line with the terms of this restructuring.

A second Brazilian lessee of eight F-100 aircraft representing 2.75% of our portfolio by appraised value as of January 31, 2002, has signed a restructuring agreement which provides for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has recently grounded a significant portion of its F-100 fleet but has to date continued to meet its obligations to us.

During the three months ended September 30, 2002, a Brazilian lessee of three B737-500 aircraft, representing 2.05% of our portfolio by appraised value at January 31, 2002 was in arrears. The lessee entered into a restructuring of the obligations under its leases. The lessee was granted a deferral of 50% of rentals for the six month period to March 2002 with repayment to commence in March 2003 over a thirty six month period.

One Mexican lessee of eight F-100 aircraft representing 2.91% of our portfolio by appraised value as of January 31, 2002 has contracted to extend the leases for an average period of 24 months from current expiry with a reduction in rentals of approximately 41% with effect from October 2001.

A second Mexican lessee, at September 30, 2002, leased nine aircraft representing 1.76% of our portfolio by appraised value as of January 31, 2002. On October 31, 2002 one of these aircraft, a DC9-32 operated by the lessee, skidded off a runway following a landing during heavy rain. There were no fatalities. The aircraft is currently being assessed by the insurers.

At September 30, 2002, we leased ten aircraft, representing 6.59% of our portfolio by appraised value at January 31, 2002 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the US dollar denominated rental payments under the leases.

At September 30, 2002 we leased seven aircraft (included above) to one Colombian lessee, representing 5.28% of our portfolio by appraised value at January 31, 2002. On September 27, 2001, the servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee is currently in arrears and the servicer has agreed to a 50% deferral of rentals for three months to be repaid over six months from January 2003.

Asia and the Far East

As of March 31, 2002, 28 aircraft representing 14.37% of our portfolio by appraised value as of January 31, 2002 were on lease to 12 lessees in this region. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region. On October 12, 2002, Bali was the location of what is believed to be a terrorist attack. It is unclear at this time what effect if any this may have on the aviation industry in this region, but any unfavourable effect may adversely affect demand for aircraft in the region.

During the year to March 31, 1999, a rescheduling agreement was signed with a Philippine lessee which committed to pay its outstanding arrears of $2.7 million over the 36 months to September 2002. As of September 30, 2002 the lessee has repaid in full its obligations in accordance with the rescheduling agreement.

Compliance with Governmental and Technical Regulation

Aviation authorities periodically issue ADs and other operational requirements typically requiring particular maintenance actions or modifications to be carried out on specified aircraft types within a certain period of time. In addition to the ADs discussed below, we currently expect that the U.S. Federal Aviation Administration (the "FAA") and other aviation authorities may issue further ADs to improve security on aircraft. One such requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system, which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc.). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For 180 of our aircraft, installation of GPWS will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At September 30, 2002, 29 aircraft representing 20.36% of the portfolio by appraised value as of January 31, 2002, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $13.7 million. To date, we have completed the modification of nine aircraft at a cost of $4.3 million. We expect to complete the modification of a further three aircraft by December 31, 2002 at an estimated cost of approximately $1.4 million and to modify the remaining seventeen aircraft by December 31, 2005 at an estimated cost of $8.0 million.

The FAA has recently issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date by our 58 Boeing 737 aircraft, representing 34.00% of our portfolio by appraised value at January 31, 2002, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

The FAA has recently issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. The average cost per aircraft of these modifications is expected to be approximately $184,000 and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

In light of the events of September 11, 2001, the FAA has issued Special Federal Aviation Regulation Amendments mandating the installation of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit before April 2003. Other aviation authorities are expected to mandate similar requirements before November 2003. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft will be modified by the operator with no cost to the lessor, however this may increase remarketing costs for aircraft currently off lease or due to shortly to be returned to us over the next twelve to eighteen months.

Results of Operations - Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001.

Airplanes Group's results for the three months ended September 30, 2002 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. The events of September 11, 2001 exacerbated an already difficult situation, giving rise to the requirement for impairment provisions in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $25 million in cash from operations in the three months ended September 30, 2002 compared to $32 million in the same period of the previous year. The decrease in cash generated from operations in the three month period ended September 30, 2002 is primarily attributable to a reduction in lease revenues due primarily to an increased level of lease restructurings and to a lesser extent to greater aircraft downtime and previous aircraft sales. There were no aircraft sales in the three months ended September 30, 2002, compared to the three months ended September 30, 2001 when there were three sales. Notwithstanding the generation of $25 million in cash from operations in the three month period ended September 30, 2002, cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended September 30, 2002 of $153 million (Airplanes Limited: $138 million; Airplanes Trust: $15 million) compared to a net loss after taxation for the three months ended September 30, 2001 of $100 million (Airplanes Limited: $88 million; Airplanes Trust: $12 million). The increase in the net loss for the period was primarily attributable to interest being charged on additional accrued but unpaid class E note interest and a reduction in revenue due to rental restructurings.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended September 30, 2002 were $93 million (Airplanes Limited: $89 million; Airplanes Trust: $4 million) compared with $112 million (Airplanes Limited: $105 million; Airplanes Trust:
$7 million) for the three months ended September 30, 2001. The decrease in 2002 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended September 30, 2002 and to the reduction in the number of aircraft on lease in the period ended September 30, 2002 as a consequence of previous aircraft sales. At September 30, 2002, we had 168 of our 183 aircraft on lease (Airplanes Limited: 157 aircraft; Airplanes Trust: 11 aircraft) compared to 182 of our 189 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust:
14 aircraft) at September 30, 2001.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 2002 amounted to $35 million (Airplanes Limited: $33 million; Airplanes Trust: $2 million) as compared with $41 million (Airplanes Limited:
$38 million; Airplanes Trust: $3 million) for the comparative period in 2001. The reduction in the charge in the three month period ended September 30, 2002 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and to a lesser extent, previous aircraft sales.

Aircraft Sales

There were no sales in the three month period ended September 30, 2002. Aircraft sales revenues of $3 million (Airplanes Limited: $3 million, Airplanes
Trust: $Nil) in respect of the sale of one B737-200A aircraft were received in the three months ended September 30, 2001. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million, Airplanes Trust: $Nil).

Net Interest Expense

Net interest expense was $177 million (Airplanes Limited: $161 million; Airplanes Trust: $16 million) in the three month period ended September 30, 2002 compared to $143 million (Airplanes Limited: $130 million; Airplanes
Trust: $13 million) in the three month period ended September 30, 2001. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $29 million, lower average debt and interest rates in the three months ended September 30, 2002 and the fact that three month period ended September 30, 2001 included a net credit of $9 million relating to the sale of our swaption portfolio.

The weighted average interest rate on the class A - D notes during the three months ended September 30, 2002 was 6.90% and the average debt in respect of the class A - D notes outstanding during the period was $2,682 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996).

The weighted average interest rate on the class A - D notes during the three months to September 30, 2001 was 7.23% and the average debt in respect of the class A - D notes outstanding during the period was $2,809 million.

The difference for the three months ended September 30, 2002 in Airplanes Group's net interest expense of $177 million (Airplanes Limited: $161 million; Airplanes Trust: $16 million) and cash paid in respect of interest of $45 million (Airplanes Limited: $41 million; Airplanes Trust: $4 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 2002, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $2 million in the three months ended September 30, 2001 (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge in respect of bad and doubtful debts in the three months ended September 30, 2002 of $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) compared with an overall net charge of $6 million for the three months ended September 30, 2001 (Airplanes Limited: $4 million; Airplanes Trust: $2 million).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended September 30, 2002 amounted to $22 million (Airplanes Limited: $20 million; Airplanes Trust: $2 million) compared with other lease costs of $16 million (Airplanes Limited: $14 million; Airplanes Trust: $2 million) in the three months ended September 30, 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2002 amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil). This is a comparable expense to that incurred in the three months ended September 30, 2001 of $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended September 30, 2002 and the three months ended September 30, 2001 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended September 30, 2002 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $2 million for the three month period ended September 30, 2001.

Operating Loss

The operating loss for the three months ended September 30, 2002 was $156 million (Airplanes Limited: $139 million; Airplanes Trust: $17 million) compared with an operating loss of $100 million for the three months ended September 30, 2001 (Airplanes Limited: $88 million; Airplanes Trust: $12 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a benefit of $3 million (Airplanes Limited: $1 million, Airplanes Trust : $2 million) in the three months ended September 30, 2002, as compared with a tax benefit of $2 million (Airplanes Limited: $1 million, Airplanes
Trust: $1 million) for the three months ended September 30, 2001.

Net Loss

The net loss after taxation for the three months ended September 30, 2002 was $153 million (Airplanes Limited: $138 million; Airplanes Trust: $15 million) compared with a net loss after taxation for the three months ended September 30, 2001 of $100 million (Airplanes Limited: $88 million; Airplanes Trust: $12 million). Financial Resources and Liquidity

Commentary on Statement of Cashflows

The various factors as discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

There was a net decrease in the cash balance of $19 million for the three months ended September 30, 2002, compared with a decrease in the cash balance of $15 million for the three months ended September 30, 2001. The decrease in the three month period ended September 30, 2002 was primarily attributable to the receipt from one lessee of $18.5 million of rentals and maintenance in compensation for the early redelivery of three DC8 aircraft. This $18.5m was received following the June 2002 payment date, was included in the June 30, 2002 cash balance and which was subsequently distributed to noteholders in July 2002.

Liquidity

The cash balances at September 30, 2002 amounted to $142 million (Airplanes
Limited: $136 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2001 of $143 million (Airplanes Limited: $137 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2002 amounted to $25 million (Airplanes Limited: $21 million; Airplanes
Trust: $4 million) compared with $32 million in the three months ended September 30, 2001 (Airplanes Limited: $27 million; Airplanes Trust: $5 million). This includes cash paid in respect of interest of $45 million in the three months ended September 30, 2002 (Airplanes Limited: $41 million; Airplanes Trust: $4 million) compared with $48 million in the three months ended September 30, 2001 (Airplanes Limited: $44 million; Airplanes Trust: $4 million). The decrease in cash provided by operating activities in the three month period ended September 30, 2002 is primarily attributable to a reduction in lease revenues due to lease restructurings and to a lesser extent greater aircraft downtime and previous aircraft sales.

Investing and Financing Activities

Cash flows provided by investing activities in the three months ended September 30, 2002 were $2 million (Airplanes Limited:$2 million; Airplanes Trust: $Nil) from capital and sales type leases. In the three months ended September 30, 2001, cash flows provided by investing activities included the receipt of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil) in relation to the sale of one B737-200A aircraft. Cash provided by capital and sales type leases was $7 million in the three months ended September 30, 2001 (Airplanes
Limited: $7 million; Airplanes Trust: $Nil).

Cash flows used in financing activities in the three months ended September 30, 2002 primarily reflect the repayment of $46 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $42 million; Airplanes Trust: $4 million) compared with $49 million of principal repaid on subclass A-6 and class B notes by Airplanes Group (Airplanes Limited: $44 million; Airplanes Trust: $5 million) in the three months ended September 30, 2001. The decrease in principal repayments in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, is principally as a result of a decrease in cash generated as outlined above.

Indebtedness

Airplanes Group's indebtedness consisted of class A-E notes in the amount of $3,244 million (Airplanes Limited: $2,956 million; Airplanes Trust: $288 million) at September 30, 2002 and $3,364 million (Airplanes Limited: $3,065 million; Airplanes Trust: $299 million) at September 30, 2001. Airplanes Group's outstanding publicly traded class A-D notes amounted to $2,655 million (Airplanes Limited: $2,416 million; Airplanes Trust: $239 million) at September 30, 2002 and $2,773 million (Airplanes Limited: $2,495 million; Airplanes
Trust: $278 million) at September 30, 2001. Airplanes Group had $591 million class E notes outstanding at September 30, 2002 and September 30, 2001. Within the publicly traded notes, Airplanes Group has $700 million outstanding in subclass A-8 notes which have an expected final payment date of March 15, 2003. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.50% per annum will begin to accrue on these notes from their expected final payment date in the event they are not repaid in full or refinanced by that date and will continue to accrue until they are repaid in full or refinanced. Given current market conditions and the impact these conditions have had on our performance as compared with the 2001 Base Case, as reflected in the recent actions taken by the rating agencies, we believe that such a refinancing at this time would not be economically viable. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of interest, minimum principal and scheduled principal on the class A, class B, class C and class D notes and any aircraft modification payments. To the extent that step-up interest is not paid it will accrue in accordance with the terms of the subclass A-8 notes. Our ability to pay step-up interest has not been rated by any of the rating agencies.

Results of Operations - Six Months Ended September 30, 2002 Compared with Six Months Ended September 30, 2001.

Airplanes Group's results for the six months ended September 30, 2002 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. The events of September 11, 2001 exacerbated an already difficult situation, giving rise to the requirement for impairment provisions in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $66 million in cash from operations in the six months ended September 30, 2002 compared to $69 million in the same period of the previous year. The decrease in cash generated from operations in the three month period ended September 30, 2002 is primarily attributable to a reduction in lease revenues due primarily to an increased level of lease restructurings and to a lesser extent to greater aircraft downtime and previous aircraft sales. This was partially offset by a one time receipt of $18.5 million from one lessee in compensation for the early redelivery of three DC8 aircraft. There were three aircraft sales in the six months ended September 30, 2002, compared to the six months ended September 30, 2001 when there was one sale. Notwithstanding the generation of $66 million in cash from operations in the six month period ended September 30, 2002, cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the six months ended September 30, 2002 of $280 million (Airplanes
Limited: $255 million; Airplanes Trust: $25 million) compared to a net loss after taxation for the six months ended September 30, 2001 of $204 million (Airplanes Limited: $183 million; Airplanes Trust: $21 million). The increase in the net loss for the period was primarily attributable to interest being charged on additional accrued but unpaid class E note interest and a reduction in revenue due to rental restructurings.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the six months ended September 30, 2002 were $202 million (Airplanes Limited: $188 million; Airplanes Trust: $14 million) compared with $226 million (Airplanes Limited: $209 million; Airplanes Trust:
$17 million) for the six months ended September 30, 2001. The decrease in 2002 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the six months ended September 30, 2002 and to the reduction in the number of aircraft on lease in the period ended September 30, 2002 as a consequence of previous aircraft sales. This was offset by the receipt from a US lessee of $18.5 million of rentals and maintenance in compensation for the early redelivery of three DC8 aircraft. At September 30, 2002, we had 168 of our 183 aircraft on lease (Airplanes Limited: 157 aircraft; Airplanes Trust: 11 aircraft) compared to 182 of our 189 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust:
14 aircraft) at September 30, 2001.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 2002 amounted to $71 million (Airplanes Limited: $67 million; Airplanes
Trust: $4 million) as compared with $83 million (Airplanes Limited: $76 million; Airplanes Trust: $7 million) for the comparative period in 2001. The reduction in the charge in the six month period ended September 30, 2002 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and to a lesser extent, previous aircraft sales.

Aircraft Sales

Aircraft sales revenues of $4 million (Airplanes Limited: $4 million, Airplanes
Trust: $Nil) in respect of the sale of two B737-200A aircraft and one DC9-51 aircraft were received in the six months ended September 30, 2002. The net book value of the aircraft sold was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil). Sales revenue of $3 million (Airplanes Limited: $3 million; Airplanes Trust; $Nil) in respect of the sale of one B737-200A were received in the six months ended September 30, 2001. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million; Airplanes Trust; $Nil).

Net Interest Expense

Net interest expense was $346 million (Airplanes Limited: $315 million; Airplanes Trust: $31 million) in the six month period ended September 30, 2002 compared to $296 million (Airplanes Limited: $269 million; Airplanes Trust: $27 million) in the six month period ended September 30, 2001. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $51 million, lower average debt and interest rates in the six months ended September 30, 2002 and the six month period ended September 30, 2001 included a net credit of $9 million relating to the sale of our swaption portfolio.

The weighted average interest rate on the class A - D notes during the six months ended September 30, 2002 was 6.92% and the average debt in respect of the class A - D notes outstanding during the period was $2,704 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996).

The weighted average interest rate on the class A - D notes during the six months to September 30, 2001 was 7.32% and the average debt in respect of the class A - D notes outstanding during the period was $2,838 million.

The difference for the six months ended September 30, 2002 in Airplanes Group's net interest expense of $346 million (Airplanes Limited: $315 million; Airplanes Trust: $31 million) and cash paid in respect of interest of $92 million (Airplanes Limited: $84 million; Airplanes Trust: $8 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 2002, Airplanes Group earned interest income (including lessee default interest) of $2 million

(Airplanes Limited: $2 million; Airplanes Trust: $Nil) compared with $4 million in the six months ended September 30, 2001 (Airplanes Limited: $4 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge in respect of bad and doubtful debts in the six months ended September 30, 2002, of $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million) compared with an overall net charge of $3 million for the six months ended September 30, 2001 (Airplanes Limited: $2 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the six months ended September 30, 2002 amounted to $45 million (Airplanes Limited: $41 million; Airplanes Trust: $4 million) compared with other lease costs of $39 million (Airplanes Limited: $36 million; Airplanes Trust: $3 million) in the six months ended September 30, 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended September 30, 2002 amounted to $16 million (Airplanes Limited: $15 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the six months ended September 30, 2001 of $17 million (Airplanes Limited: $16 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the six months ended September 30, 2002 and the six months ended September 30, 2001 include $12 million (Airplanes
Limited: $12 million; Airplanes Trust: $Nil) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the six month period ended September 30, 2002 was $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared with the charge of $5 million for the six month period ended September 30, 2001.

Operating Loss

The operating loss for the six months ended September 30, 2002 was $283 million (Airplanes Limited: $256 million; Airplanes Trust: $27 million) compared with an operating loss of $212 million for the six months ended September 30, 2001 (Airplanes Limited: $190 million; Airplanes Trust: $22 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit of $3 million (Airplanes Limited: $1 million, Airplanes Trust $2 million) required in the six months ended September 30, 2002, as compared with a tax benefit of $3 million (Airplanes Limited: $2 million, Airplanes Trust: $1 million) for the six months ended September 30, 2001.

Net Loss

The net loss after taxation for the six months ended September 30, 2002 was $280 million (Airplanes Limited: $255 million; Airplanes Trust: $25 million) compared with a net loss after taxation for the six months ended September 30, 2001 of $204 million (Airplanes Limited: $183 million; Airplanes Trust: $21 million), following a restatement of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) for the cumulative effect in relation to the adoption of SFAS 133.

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The various factors as discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

There was no change in the cash balance for the six months ended September 30, 2002, compared with a decrease in the cash balance of $54 million for the six months ended September 30, 2001. The decrease in the six month period ended September 30, 2001 was primarily as a result of the reduction of $40 million in the liquidity reserve on April 17, 2001.

Liquidity

The cash balances at September 30, 2002 amounted to $142 million (Airplanes
Limited: $136 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2001 of $143 million (Airplanes Limited: $137 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 2002 amounted to $66 million (Airplanes Limited: $60 million; Airplanes Trust:
$6 million) compared with $69 million in the six months ended September 30, 2001 (Airplanes Limited: $57 million; Airplanes Trust: $12 million). This includes cash paid in respect of interest of $92 million in the six months ended September 30, 2002 (Airplanes Limited: $84 million; Airplanes Trust: $8 million) compared with $103 million in the six months ended September 30, 2001 (Airplanes Limited: $94 million; Airplanes Trust: $9 million). The decrease in cash provided by operating activities in the three month period ended September 30, 2002 is primarily attributable to a reduction in lease revenues due to lease restructurings and to a lesser extent greater aircraft downtime and previous aircraft sales.

Investing and Financing Activities

Cash flows provided by investing activities in the six months ended September 30, 2002 included the receipt of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in relation to the sale of two B737-200A aircraft and one DC9-51 aircraft. Cash provided by capital and sales type leases was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil). In the six months ended September 30, 2001, cash flows provided by investing activities included the receipt of $3 million (Airplanes Limited: $3 million; Airplanes
Trust: $Nil) in relation to the sale of one B737-200A aircraft. Cash provided by capital and sales type leases was $7 million in the six months ended September 30, 2001 (Airplanes Limited: $7 million; Airplanes Trust: $Nil).

Cash flows used in financing activities in the six months ended September 30, 2002 primarily reflect the repayment of $71 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $65 million; Airplanes Trust: $6 million) compared with $132 million of principal repaid on subclass A-6 and class B notes by Airplanes Group (Airplanes Limited: $120 million; Airplanes Trust: $12 million) in the six months ended September 30, 2001. The decrease in principal repayments in the six months ended September 30, 2002 as compared to the six months ended September 30, 2001, is principally as a result of the release of $40 million of the liquidity reserve in the six month period ended September 30, 2001, and a decrease in cash generated in the six month period ended September 30, 2002, as outlined above.

Indebtedness

Airplanes Group's indebtedness consisted of class A-E notes in the amount of $3,244 million (Airplanes Limited: $2,956 million; Airplanes Trust: $288 million) at September 30, 2002 and $3,364 million (Airplanes Limited: $3,065 million; Airplanes Trust: $299 million) at September 30, 2001. Airplanes Group's outstanding publicly traded class A-D notes amounted to $2,655 million (Airplanes Limited: $2,416 million; Airplanes Trust: $239 million) at September 30, 2002 and $2,773 million (Airplanes Limited: $2,495 million; Airplanes
Trust: $278 million) at September 30, 2001. Airplanes Group had $591 million class E notes outstanding at September 30, 2002 and September 30, 2001. Within the publicly traded notes, Airplanes Group has $700 million outstanding in subclass A-8 notes which have an expected final payment date of March 15, 2003. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.50% per annum will begin to accrue on these notes from their expected final payment date in the event they are not repaid in full or refinanced by that date and will continue to accrue until they are repaid in full or refinanced. Given current market conditions and the impact these conditions have had on our performance as compared with the 2001 Base Case, as reflected in the recent actions taken by the rating agencies, we believe that such a refinancing at this time would not be economically viable. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of interest, minimum principal and scheduled principal on the class A, class B, class C and class D notes and any aircraft modification payments. To the extent that step-up interest is not paid it will accrue in accordance with the terms of the subclass A-8 notes. Our ability to pay step-up interest has not been rated by any of the rating agencies.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Three Month Period from July 10, 2002 to October 15, 2002.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2002 and Form 10-Q for the quarter ended June 30, 2002 which are on file at the Securities and Exchange Commission and pages 1 to 13 of this Form 10-Q Report.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended August 15, 2002, September 16, 2002 and October 15, 2002. The financial data in these reports includes cash receipts from July 10, 2002 (first day of the Calculation Period for the August 2002 Report) up to October 8, 2002 (last day of the Calculation Period for the October 2002 Report). Page 47 presents the cumulative cashflow information from March 2001 to the October 2002 Payment Date. This report, however, limits its commentary to the Three Month Period.

The Offering Memorandum dated March 8, 2001 (the "Offering Memorandum") contained assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 Base Case"). Since these assumptions were developed, global economic conditions, and particularly conditions in the commercial aviation industry, have worsened significantly, particularly since September 11, 2001, as discussed above under "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments". Accordingly the performance of Airplanes Group has been and we expect it to continue to be worse than the 2001 Base Case, with particular reference to those assumptions relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page 46.

Cash Collections

"Total Cash Collections" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $91.3 million in Total Cash Collections, $10.3 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 45).

[2]  Renegotiated Leases

     "Renegotiated Leases" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $7.6m, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with five Latin American lessees, one North American lessee and five European lessees representing 40 aircraft in total on lease to these lessees at September 30, 2002 and 29.18% of our portfolio by appraised value at January 31, 2002 respectively.

For details of current lessee restructurings please refer to "Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $17.0 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This difference relates primarily to rental resets with three Latin American lessees, two North American lessees, four European lessees, one African lessee, and one other lessee together representing a total of 88 aircraft on lease to these lessees at September 30, 2002 and 40.94% of the portfolio by appraised value at January 31, 2002.

     The events of September 11, 2001 and subsequent difficulties in the industry have resulted in a number of significant lease restructurings. However not all leases of aircraft on lease to any one lessee have been subject to these restructurings. New leases or extensions of existing leases, (where the new lease rates are different from those assumed in 2001 Base Case), have been entered into with certain lessees, which renegotiated leases in respect of other aircraft. This has resulted in variances (without duplication) attributable to certain lessees falling into both the Renegotiated Leases and Rental Reset variance lines shown on page 46.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life, or where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, two DC9-51 aircraft, one B727-200A aircraft and two B737-200A aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $1.0 million in lease rentals compared to the 2001 Base Case in the Three Month Period.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Three Month Period, Contracted Lease Rentals were $80.2 million, which was $25.6 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $0.2 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.3% of the 2001 Base Case Lease Rentals in the Three Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.7% of the 2001 Base Case Lease Rentals. For the Three Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $5.1 million (4.9% of Lease Rentals) compared to $6.1 million outflow assumed in the 2001 Base Case, a variance of $1.0 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. Bad Debts were $0.2 million for the Three Month Period, as compared to the 2001 Base Case assumption of $1.1 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $1.7 million in accordance with these restructurings. $1.0 million was received from one Brazilian lessee, $0.1 million was received from Kazakhstan lessee, $0.2 million was received from one Turkish lessee and $0.1 million was received from one Philippine lessee, all of whom have repaid in full their deferred balances at September 30, 2002. The balance of $0.3 million was received from one Turkish, one Brazilian and one US lessee owing $0.1 million, $5.5 million and $0.7 million respectively at September 30, 2002. Payments totaling $0.3 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had seventeen aircraft AOG at various times during the Three Month Period and at September 30, 2002, fifteen aircraft were AOG, two of which were subject to a letter of intent for sale and one of which was subject to a letter of intent for lease. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $6.8 million (6.4% of Lease Rentals), as compared to $4.5 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, Other Leasing Income amounted to $0.1 million, as compared to $Nil assumed under the 2001 Base Case.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Three Month Period, Repossession Costs amounted to $Nil, as compared to $0.8 million assumed under the 2001 Base Case.

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rentals amounted to $75.2 million, $24.5 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, interest earned amounted to $0.6 million, $1.1 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 1.7% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $2.3 million were received in the Three Month Period in respect of the sale of one DC9-51 and upfront deposits received in respect of the conditional sale at a future date of two B737-200A aircraft. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life, or where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $9.1 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses. It is possible that the current positive net cashflow may be reversed over subsequent periods.

[18] Other Receipts

     "Other Receipts" consist of $4.0 million received in the Three Month Period from GE Capital under the Tax Sharing Agreement in respect of utilisation by GE Capital of tax losses of Airplanes Group US companies for the year ended 31 December 2001.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $14.4 million compared to $13.7 million assumed in the 2001 Base Case, a negative variance of $0.7 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $5.5 million (or 5.2% of Lease Rentals) compared to $5.3 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

     Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     The "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.7 million, $0.2 million less than that assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:
                                                           $M
                                                           --
     Retainer Fee.............................             5.7
     Minimum Incentive Fee....................             0.0
     Core Cashflow/Sales Incentive Fee........             0.0
                                                           ---
     Total Aircraft Servicer Fee..............             5.7
                                                           ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $3.1 million, $0.7 million more than an assumed expense of $2.4 million in the 2001 Base Case.

     The Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, have negotiated a reduction in the level of Administrative Agency and Cash Management Fees from the current $6.25 million per annum to $5.65 million in return for an increase in the notice period for termination of such agreements from 120 days to 180 days. This new level of fees will be effective from April 1 2002 and will be adjusted annually for inflation, commencing April 1, 2003.

[30] Interest Payments

     In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $29.2 million which is $16.4 million lower than the 2001 Base Case. The variance reflects a lower than expected level of average interest rates on the floating rate class A and B notes. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Three Month Period was 1.8%.

     In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Three Month Period were $13.5 million higher than the $2.5 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33] Principal Payments

     In the nineteen month period from March 10, 2001 to October 15, 2002, total principal payments amounted to $264.0 million, (comprising $235.3 million on the class A notes and $28.7 million on the class B notes), $25.2 million less than assumed in the 2001 Base Case. The breakdown of the $25.2 million variance is set out on page 47. In the Three Month Period, total principal payments amounted to $31.7 million, (comprising $27.0 million on the class A notes and $4.7 million on the class B notes), $8.0 million less than assumed in the 2001 Base Case. The breakdown of the $8.0 million variance is set out on page 46.

     Applying the declining value assumptions to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,119.4 million at October 15, 2002. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2002 and valued the current portfolio at $2,788.3 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,669.5 million at October 15, 2002.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the nineteen month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortisation schedule of the class A notes when the appraised value of the aircraft declines in excess of the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, scheduled principal payments on the class C and D notes have been deferred on each payment date during the nineteen month period. Total deferrals of class C and class D scheduled principal amounts amounted to $44.4 million and $24.7 million respectively as of October 15, 2002. The principal adjustment amount outstanding on the class A notes was $137.4 million as of October 15, 2002.

     There has been a decline of 10.15% in the appraised value of our fleet in the year to January 31, 2002, which is greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

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

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. We are currently ahead of the required class A minimum principal payment schedule to the extent of $119.2 million because the accelerated principal payments resulting from payment of class A principal adjustment amounts have enabled us to maintain those loan to initial appraised value ratios. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001, has been significantly weaker than was assumed in our 2001 Base Case, as discussed above. In light of our current and expected cash performance, we expect that, in the latter half of 2003, we will cease to be ahead of the required class A minimum principal payment schedule, and we will have to recommence payments of minimum principal on the class A notes which ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority. Given our current expectations as to our future performance, we therefore believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Our actual results may differ from our current expectations, as further explained in "-Recent Developments." However such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

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

     The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K filed on June 25, 2002. As previously disclosed, there have also been a number of rating actions in the six months ended September 30, 2002.

     On July 15, 2002 Standard and Poor's downgraded the class B certificates from A to CCC, the class C certificates from BB+ to CCC and the Class D certificates from B- to CCC. All classes remain on credit watch negative by Standard and Poor's with a decision on the class A certificates pending further analysis. On July 17, 2002 Moody's announced that it was placing all classes of our certificates on credit watch for possible downgrade. On August 9, 2002 Moody's downgraded the subclass A-6 certificates from Aa2 to A1, the subclass A-8 certificates from Aa2 to A3 and the subclass A-9 certificates from Aa2 to Baa2. Moody's also downgraded the class B certificates from A2 to Caa2, the class C certificates from Ba3 to Caa3 and the class D certificates from B2 to Ca.

     Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates on their final maturity date. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

Note                    Report Line Name                            Description
----                    ----------------                            -----------
                        CASH COLLECTIONS
[1]                     Lease Rentals ...........................   Assumptions as per the 2001 Base Case
[2]                     - Renegotiated Leases ...................   Change in contracted rental cash flow caused by a renegotiated lease
[3]                     - Rental Resets .........................   Re-leasing events where new lease rate deviated from the 2001
                                                                    Base Case
[4]                     - Lease Rentals - Aircraft Sales ........   Revenue foregone on aircraft sold prior to their assumed sale in the 2001 Base Case
[5]  S [1]..[4]         Contracted Lease Rentals ................   Current Contracted Lease Rentals due as at the latest
                                                                    Calculation Date
[6]                     Movement in Current Arrears Balance .....   Current Contracted Lease Rentals not received as at the
                                                                    latest Calculation Date, excluding Bad Debts
[7]                     Less Net Stress related Costs
[8]                     - Bad Debts .............................   Arrears owed by former lessees and deemed irrecoverable
[9]                     - Deferred Arrears Balance ..............   Current arrears that have been capitalised and restructured as a Note Payable
[10]                    - AOG ...................................   Loss of rental due to an aircraft being off-lease and
                                                                    non-revenue earning
[11]                    - Other Leasing Income ..................   Includes lease termination payments, rental guarantees
                                                                    and late payments charges
[12]                    - Repossession ..........................   Legal and technical costs incurred in repossessing aircraft.
[13] S [8]..[12]        Sub-total
[14] [5]+[6]+[13]       Net Lease Rentals .......................   Contracted Lease Rentals less Movement in Current Arrears
                                                                    Balance and Net Stress related costs
[15]                    Interest Earned .........................   Interest earned on monthly cash balances
[16]                    Aircraft Sales ..........................   Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                    Net Maintenance .........................   Maintenance Revenue Reserve received less reimbursements to lessees
[18]                    Other Receipts ..........................   Receipts from GE Capital under the Tax Sharing Agreement
[19] S [14]..[18]       Total Cash Collections ..................   Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                                    Maintenance + Other Receipts

                        CASH EXPENSES
                        Aircraft Operating Expenses .............   All operational costs related to the leasing of aircraft.
[20]                    - Releasing and Other Overheads .........   Costs associated with transferring an aircraft from one
                                                                    lessee to another, costs of insurance and other lessee-related overheads
                        SG&A Expenses
[21]                    Aircraft Servicer Fees ..................   Monthly and annual fees paid to servicer
                        - Retainer Fee ..........................   Fixed amount per month per aircraft
                        - Minimum Incentive Fee .................   Minimum annual fee paid to servicer for performance above
                                                                    an annually agreed target.
                        - Core Cashflow/Sales Incentive Fee .....   Fees (in excess of Minimum Incentive Fee above) paid to
                                                                    servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]               Sub-total
[23]                    Other Servicer Fees and Other Overheads .   Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[24] [22]+[23]          Sub-total
[25] [20]+[24]          Total Cash Expenses .....................   Aircraft Operating Expenses + SG&A Expenses

                        NET CASH COLLECTIONS
[26] [19]               Total Cash Collections ..................   Line 19 above
[27] [25]               Total Cash Expenses .....................   Line 25 above
[28]                    Movement in Expense Account .............   Relates to reduction in accrued expense amounts
[29]                    Reduction in Liquidity Reserve ..........   Reduction of the miscellaneous reserve amount from $40m to
                                                                    $Nil in April 2001
[30]                    Interest Payments .......................   Interest paid on all outstanding debt
[31]                    Swap payments ...........................   Net swap payments (paid)/received
[32] S [26]..[31]       Total

[33]                    Principal payments                          Principal payments on debt

                  Airplanes Cash Flow Performance for the Period from July 10, 2002 to October 15, 2002 (3 Months)
                                  Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                                     % of Lease Rentals under
                                                                                                     the 2001 Base Case
                                                                           2001                               2001
                                                                           ----                               ----
                                                            Actual       Base Case    Variance     Actual    Base Case    Variance
                                                            ------       ---------    --------     ------    ---------    --------
                  CASH COLLECTIONS                            $M            $M          $M
1                 Lease Rentals                              105.8          105.8         0.0      100.0%      100.0%        0.0%
2                  -     Renegotiated Leases                  (7.6)           0.0        (7.6)      (7.2%)       0.0%       (7.2%)
3                  -     Rental Resets                       (17.0)           0.0       (17.0)     (16.1%)       0.0%      (16.1%)
4                  -     Lease Rentals - Aircraft Sales       (1.0)           0.0        (1.0)      (1.0%)       0.0%       (1.0%)
                                                              -----           ---       -----        ---         ---         ---

5      S 1 - 4    Contracted Lease Rentals                    80.2          105.8       (25.6)      75.8%      100.0%      (24.2%)
6                 Movement in Current Arrears Balance          0.2            0.0         0.2        0.2%        0.0%        0.2%
7                 less Net Stress Related Costs
8                  -     Bad Debts                            (0.2)          (1.1)        0.9       (0.2%)      (1.0%)       0.8%
9                  -     Deferred Arrears Balance              1.7            0.3         1.4        1.6%        0.3%        1.3%
10                 -     AOG                                  (6.8)          (4.5)       (2.3)      (6.4%)      (4.2%)      (2.2%)
11                 -     Other Leasing Income                  0.1            0.0         0.1        0.1%        0.0%        0.1%
12                 -     Repossession                          0.0           (0.8)        0.8        0.0%       (0.8%)       0.8%
                                                               ---           ----         ---        ---         ---         ---
13    S 8 - 12    Sub-total                                   (5.1)          (6.1)        0.9       (4.9%)      (5.7%)       0.9%
14      5+6+13    Net Lease Rental                            75.2           99.8       (24.5)      71.1%       94.3%      (23.2%)
15                Interest Earned                              0.6            1.7        (1.1)       0.6%        1.6%       (1.0%)
16                Aircraft Sales                               2.3            0.0         2.3        2.2%        0.0%        2.2%
17                Net Maintenance                              9.1            0.0         9.1        8.6%        0.0%        8.6%
18                Other Receipts                               4.0            0.0         4.0        3.8%        0.0%        3.8%
                                                               ---            ---         ---        ----        ---         ---
19   S 14 - 18    Total Cash Collections                      91.3          101.5       (10.3)      86.2%       95.9%       (9.7%)
                                                              ====          =====        ====       ====        ====         ===

                  CASH EXPENSES
                  Aircraft Operating Expenses
20                -     Re-leasing and other overheads       (5.5)          (5.3)        (0.2)      (5.2%)      (5.0%)      (0.2%)

                  SG&A Expenses
21                Aircraft Servicer Fees
                  -     Retainer Fee                         (5.7)          (5.6)        (0.1)      (5.4%)      (5.3%)      (0.1%)
                  -     Minimum Incentive Fee                 0.0           (0.4)         0.4        0.0%       (0.4%)       0.4%
                  -     Core Cashflow/Sales Incentive Fee     0.0            0.0          0.0        0.0%        0.0%        0.0%
                                                             ----            ---          ---        ---         ---         ---
22          21    Sub-total                                  (5.7)          (6.0)         0.2       (5.4%)      (5.6%)       0.2%
23                Other Servicer Fees and                    (3.1)          (2.4)        (0.7)      (3.0%)      (2.2%)      (0.7%)
                                                              ---            ---          ---        ---         ---         ---
                  Other Overheads
24       22+23     Sub-total                                   (8.9)         (8.3)        (0.5)     (8.4%)      (7.9%)      (0.5%)
                                                             -----           ---          ---        ---         ---         ---
25       24+20    Total Cash Expenses                        (14.4)         13.7)        (0.7)     (13.6%)     (12.9%)      (0.7%)
                                                              ====          =====         ===        ====       ====         ===

                  NET CASH COLLECTIONS
26          19    Total Cash Collections                      91.3         101.5        (10.3)      86.2%       95.9%       (9.7%)
27          25    Total Cash Expenses                        (14.4)        (13.7)        (0.7)     (13.6%)     (12.9%)      (0.7%)
28                Movement in Expense Account                  0.0           0.0          0.0        0.0%        0.0%        0.0%
29                Reduction in Liquidity Reserve               0.0           0.0          0.0        0.0%        0.0%        0.0%
30                Interest Payments                          (29.2)        (45.7)        16.4      (27.6%)     (43.1%)      15.5%
31                Swap Payments                              (16.0)         (2.5)       (13.5)     (15.1%)      (2.4%)     (12.7%)
                                                              ----          ----        ------     -------       ---        ----
32   S 26 - 31    TOTAL                                       31.7          39.7         (8.0)      29.9%       37.5%       (7.6%)
                                                              ====          ====         =====      =====       ====        ====

33                PRINCIPAL PAYMENTS
                  Subclass A-6                                27.0          35.0         (8.0)      25.5%       33.0%       (7.5%)
                  Class B                                      4.7           4.7         (0.0)       4.4%        4.5%       (0.1%)
                                                              ----           ---          ---        ----        ---         ---
                  Total                                       31.7          39.7         (8.0)      29.9%       37.5%       (7.6%)
                                                              ====          ====         =====      =====       ====         ===

                  Debt Balances at October 15, 2002
                  Subclass A-6                               210.1         184.2
                  Subclass A-8                               700.0         700.0
                  Subclass A-9                               750.0         750.0
                  Class B                                    249.6         250.3
                  Class C                                    349.8         349.8
                  Class D                                    395.1         395.1
                                                             -----         -----
                                                           2,654.6       2,629.4
                                                           =======       =======

                 Airplanes Cash Flow Performance for the Period from March 10, 2001 to October 15, 2002 (19 Months)
                                  Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                                      % of Lease Rentals under
                                                                                                      the 2001 Base Case
                                                                            2001                               2001
                                                                            ----                               ----
                                                             Actual       Base Case    Variance     Actual    Base Case    Variance
                                                             ------       ---------    --------     ------    ---------    --------
                  CASH COLLECTIONS                            $M            $M          $M
1                 Lease Rentals                               671.3          671.3         0.0     100.0%       100.0%       0.0%
2                 -     Renegotiated Leases                   (51.0)           0.0       (51.0)     (7.6%)        0.0%      (7.6%)
3                 -     Rental Resets                         (57.5)           0.0       (57.5)     (8.6%)        0.0%      (8.6%)
4                 -     Lease Rentals - Aircraft Sales         (2.5)           0.0        (2.5)     (0.4%)        0.0%      (0.4%)
                                                                ---           ---        -----       ---          ---        ---

5      S 1 - 4    Contracted Lease Rentals                    560.2          671.3      (111.1)     83.4%       100.0%      16.6%)
6                 Movement in Current Arrears Balance           0.7            0.0         0.7       0.1%         0.0%       0.1%
7                 less Net Stress Related Costs
8                 -     Bad Debts                              (3.6)          (6.7)        3.2      (0.5%)       (1.0%)      0.5%
9                 -     Deferred Arrears Balance                6.2            2.9         3.3       0.9%         0.4%       0.5%
10                -     AOG                                   (27.4)         (28.3)        0.9      (4.1%)       (4.2%)      0.1%
11                -     Other Leasing Income                   11.6            0.0        11.6       1.7%         0.0%       1.7%
12                -     Repossession                           (4.1)          (5.4)        1.3      (0.6%)       (0.8%)      0.2%
                                                                ---          -----         ---       ---          ---        ---
13    S 8 - 12    Sub-total                                   (17.3)         (37.5)       20.2      (2.6%)       (5.6%)      3.0%
14      5+6+13    Net Lease Rental                            543.5          633.7       (90.2)     81.0%        94.4%      13.4%)
15                Interest Earned                               7.2           11.0        (3.8)      1.1%         1.6%      (0.6%)
16                Aircraft Sales                               17.8           11.7         6.0       2.6%         1.7%       0.9%
17                Net Maintenance                              33.8            0.0        33.8       5.0%         0.0%       5.0%
18                Other Receipts                                8.3            0.0         8.3       1.2%         0.0%       1.2%
                                                                ---            ---         ---       ---          ---        ---
19   S 14 - 18    Total Cash Collections                      610.7          656.5       (45.8)     91.0%        97.8%      (6.8%)
                                                              =====          =====        ====      ====         ====        ===

                  CASH EXPENSES
                  Aircraft Operating Expenses
20                -     Re-leasing and other overheads        (29.6)         (33.7)        4.1      (4.4%)       (5.0%)      0.6%

                  SG&A Expenses
21                Aircraft Servicer Fees
                  -     Retainer Fee                          (35.1)         (35.5)        0.4      (5.2%)       (5.3%)      0.1%
                  -     Minimum Incentive Fee                  (3.0)          (2.4)       (0.6)     (0.4%)       (0.4%)     (0.1%)
                  -     Core Cashflow/Sales Incentive Fee      (0.2)           0.0        (0.2)     (0.0%)        0.0%      (0.0%)
                                                                ---           ---          ---       ---          ---        ---
22          21    Sub-total                                   (38.2)         (37.9)       (0.4)     (5.7%)       (5.6%)     (0.1%)
23                Other Servicer Fees and Other Overheads     (19.5)         (16.9)       (2.6)     (2.9%)       (2.5%)     (0.4%)
                                                               -----         ------        ---       ---          ---        ---
24       22+23    Sub-total                                   (57.8)         (54.8)       (3.0)     (8.6%)       (8.2%)     (0.4%)
                                                               ----         ------         ---       ---          ---        ---

25       24+20    Total Cash Expenses                         (87.4)         (88.5)        1.1     (13.0%)      (13.2%)      0.2%
                                                               ====         ======         ===      ====         ====        ===

                  NET CASH COLLECTIONS
26          19    Total Cash Collections                      610.7          656.5       (45.8)     91.0%        97.8%      (6.8%)
27          25    Total Cash Expenses                         (87.4)         (88.5)        1.1     (13.0%)      (13.2%)      0.2%
28                Movement in Expense Account                  (5.5)           0.0        (5.5)     (0.8%)        0.0%      (0.8%)
29                Reduction in Liquidity Reserve               40.0           40.0         0.0       6.0%         6.0%      (0.0%)
30                Interest Payments                          (219.8)        (297.6)       77.8     (32.7%)      (44.3%)     11.6%
5.1%              Swap Payments                               (73.9)         (21.2)      (52.7)    (11.0%)       (3.2%)     (7.9%)
                                                               ----         ------        ----      ----          ---        ---
32   S 26 - 31    TOTAL                                       264.0          289.2       (25.2)     39.3%        43.1%      (3.7%)
                                                              =====          =====        ====      ====         ====        ===

33                PRINCIPAL PAYMENTS
                  Subclass A-6                                235.3          261.2       (25.9)     35.1%        38.9%      (3.9%)
                  Class B                                      28.7           28.0         0.7       4.3%         4.2%       0.1%
                                                               ----           ----         ---       ----         ---        ---
                  Total                                       264.0          289.2       (25.2)     39.3%        43.1%      (3.7%)
                                                              =====          =====        ====      ====         ====        ===

                  Debt Balances at  October 15, 2002
                  Subclass A-6                                210.1          184.2        25.9
                  Subclass A-8                                700.0          700.0         0.0
                  Subclass A-9                                750.0          750.0         0.0
                  Class B                                     249.6          250.3        (0.7)
                  Class C                                     349.8          349.8         0.0
                  Class D                                     395.1          395.1         0.0
                                                              -----          -----         ---
                                                            2,654.6        2,629.4        25.2
                                                            =======        =======        ====

                                                      Mar-01                                               2001
                                                      ------                                               ----
                                                     Closing                   Actual                 Base Case
                                                     -------                   ------                 ---------
                                                          $m                       $m                        $m
       Net Cash Collections                                                     264.0                     289.2

       Add Back Interest and Swap Payments                                      293.7                     318.8
                                                                                -----                     -----

 a     Net Cash Collections                                                     557.7                     608.0
                                                                                =====                     =====
       (excl. interest and swap payments)
 b     Swaps                                                                     73.9                      21.2
 c     Class A Interest                                                          91.5                     159.0
 d     Class A Minimum                                                            0.0                       0.0
 e     Class B Interest                                                          15.1                      25.4
 f     Class B Minimum                                                           28.8                      28.0
 g     Class C Interest                                                          45.1                      45.2
 h     Class D Interest                                                          68.0                      68.0
 i     Class A Principal Adjustment                                             235.3                     261.2
 i     Class C Scheduled                                                          0.0                       0.0
 k     Class D Scheduled                                                          0.0                       0.0
 l     Permitted Aircraft Modifications                                           0.0                       0.0
 m     Step-up Interest                                                           0.0                       0.0
 n     Class E Minimum Interest                                                   0.0                       0.0
 o     Class B Supplemental                                                       0.0                       0.0
 p     Class A Supplemental                                                       0.0                       0.0
                                                                                  ---                       ---
       Total                                                                    557.7                     608.0
                                                                                =====                     =====

[1]    Interest Coverage Ratio
       Class A                                                                    3.4                 3.4  = a/(b+c)
       Class B                                                                    3.1                 3.0  = a/(b+c+d+e)
       Class C                                                                    2.2                 2.2  = a/(b+c+d+e+f+g)
       Class D                                                                    1.7                 1.8  = a/(b+c+d+e+f+g+h)

[2]    Debt Coverage Ratio
       Class A                                                                    3.4                 3.4  = a/(b+c+d)
       Class B                                                                    2.7                 2.6  = a/(b+c+d+e+f)
       Class C                                                                    1.0                 1.0  = a/(b+c+d+e+f+g+h+i+j)
       Class D                                                                    1.0                 1.0  = a/(b+c+d+e+f+g+h+i+j+k)

       Loan to Value Ratios (in US dollars)
[3]    Expected Portfolio Value
[4]    Adjusted Portfolio Value                      3,108.6                  2,669.5                   2,816.6
       Liquidity Reserve Amount
       Of which - Cash                                 156.9                    109.9                     116.0
                     - Accrued Expenses                 12.6                     10.0                       0.0
                                                        ----                     ----                       ---
       Subtotal                                        169.5                    119.9                     116.0
       Less Lessee Security Deposits                    36.9                     29.9                      36.0
                                                        ----                     ----                      ----
       Subtotal                                        132.6                     90.0                      80.0
                                                       -----                     ----                      ----
[5]    Total Asset Value                             3,241.2                  2,759.5                   2,896.6
                                                     =======                  =======                   =======


Note Balances as at:                                    March 15, 2001          October 15, 2002       October 15, 2002
                                                        --------------          ----------------       ----------------


     Class A                                         1,895.4       58.5%      1,660.1       60.2%       1,634.2      56.4%
     Class B                                           278.3       67.1%        249.6       69.2%         250.3      65.1%
     Class C                                           349.8       77.9%        349.8       81.9%         349.8      77.1%
     Class D                                           395.1       90.0%        395.1       96.2%         395.1      90.8%
                                                       -----                    -----                     -----
                                                     2,918.6                  2,654.6                   2,629.4
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

The terms of each subclass or class of notes, including the outstanding principal amount as of September 30, 2002 and estimated fair value as of September 30, 2002, are as follows:

                    Annual Interest                                                                Estimated
                          Rate          Principal Amount   Expected Final          Final         Fair Value at
Subclass of Notes   (Payable Monthly)    at quarter end    Payment Date*       Maturity Date     Sept 30, 2002**
-----------------   -----------------    --------------    ------------ -      -------------     -------------
                                           $ Million                                               $ Million

Subclass A-6        (LIBOR+.34%)              210          January 15, 2004    March 15, 2019         200
Subclass A-8        (LIBOR+.375%)             700          March 15, 2003      March 15, 2019         630
Subclass A-9        (LIBOR+.55%)              750          November 15, 2008   March 15, 2019         645
Class B             (LIBOR+.75%)              250          March 15, 2009      March 15, 2019         125
Class C             (8.15%)                   350          December 15, 2013   March 15, 2019         105
Class D             (10.875%)                 395          February 15, 2017   March 15, 2019          28
                                            -----                                                   -----
                                            2,655                                                   1,733
                                            =====                                                   =====

* Per 2001 Offering Memorandum
** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at September 30, 2002 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and approximately 97% of the leases are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A-D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the class A and class B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, debis AirFinance Financial

Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At September 30, 2002, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $1,845 million. The aggregate notional principal balance of these Swaps will be reduced to $1,550 million by the end of the fiscal year ended March 31, 2003. These Swaps will be further reduced to an aggregate notional principal balance of $1,120 million by the year ended March 31, 2004, to an aggregate notional principal balance of $680 million by the year ended March 31, 2005, to an aggregate notional principal balance of $395 million by March 31, 2006 and to an aggregate notional principal balance of $235 million by March 2007. None of the Swaps have a maturity date extending beyond September 2007. The aggregate estimated fair market value of the Swaps at September 30, 2002 was ($91.6) million, that is the Swaps were "out-of-the-money", such that if sold, it would result in a loss of $91.6 million as detailed below:

Airplanes Group Swap Book at September 30, 2002

            Notional                           Final          Fixed         Estimated Fair
Swap        Amount (i)       Effective       Maturity          Rate          Market Value
No.       ($ Millions)          Date           Date        Payable (ii)     at Sept 30, 2002
   1          55             15-Jul-98      15-Dec-02        6.2400%             (348,714)
   2          40             25-Aug-98      15-Feb-03        6.3900%             (702,255)
   3          15             15-Oct-98      15-Feb-03        6.3800%             (305,298)
   4          15             16-Nov-98      15-Feb-03        6.3900%             (305,942)
   5          35             15-Dec-98      15-Feb-03        6.2840%             (687,782)
   6          25             15-Feb-00      15-Mar-03        6.3965%             (597,076)
   7          15             18-Jan-00      15-Mar-03        6.3850%             (376,112)
   8          25             01-Jun-99      15-Mar-03        6.2200%             (536,548)
   9          65             21-Jun-99      15-Jun-03        6.3100%           (1,879,244)
  10          50             15-Jul-99      15-Aug-03        6.2900%           (1,907,696)
  11          15             18-Jan-00      15-Oct-03        6.4650%             (565,993)
  12          30             17-Aug-99      15-Nov-03        6.3300%           (1,378,337)
  13          10             21-Dec-99      15-Mar-03        6.5875%             (248,066)
  14          30             15-Apr-01      15-Apr-03        7.1850%             (502,674)
  15          35             15-Dec-00      15-Nov-03        7.3625%           (1,936,344)
  16          20             24-Mar-00      15-Dec-03        6.8450%           (2,386,688)
  17          10             26-Apr-00      15-Nov-03        6.6875%             (376,644)
  18          30             15-May-00      15-Jan-04        7.2995%           (1,550,651)
  19          35             15-Jun-00      15-Dec-02        7.1125%             (288,442)
  20          15             26-Jun-00      15-Feb-04        6.9775%             (640,667)
  21          45             15-Aug-00      15-Feb-04        6.7700%           (2,593,297)
  22          15             18-Aug-00      15-Apr-04        6.7700%           (1,085,658)
  23          50             17-Apr-01      15-May-04        6.8290%           (2,211,447)
  24          40             20-Sep-00      15-Nov-03        6.5625%           (1,985,553)
  25          15             12-Oct-00      15-Jul-04        6.5850%           (1,378,622)
  26          10             15-Nov-00      15-Nov-03        6.5775%             (413,918)
  27          35             17-Sep-01      15-Sep-04        5.7125%           (2,572,401)
  28          25             15-Feb-01      15-Nov-03        5.2750%             (749,409)
  29          30             15-Apr-02      15-Dec-04        5.3975%           (1,705,624)
  30           0 (iv)        15-Jul-03      15-Nov-04        5.7650%           (1,022,807)
  31          40             15-May-01      15-Jan-05        4.7950%           (2,504,047)
  32          15             15-Nov-01      15-Apr-04        4.8900%             (711,286)
  33          80             24-Jul-01      15-Dec-05        5.2850%           (7,530,883)
  34         185             21-Aug-01      15-Feb-05        4.4195%           (5,452,356)
  35           0 (iv)        17-Nov-03      17-Jan-06        5.1150%             (911,934)
  36          25             17-Oct-01      15-Nov-05        3.9475%           (1,571,825)
  37         150             20-Dec-01      15-Feb-06        4.6350%          (11,864,881)
  38          55             30-Jan-02      15-Apr-06        3.5040%             (868,055)
  39          90             15-Mar-02      15-Apr-06        4.0125%           (4,588,727)
  40          55             15-Aug-02      15-Jul-06        5.5500%           (8,186,875)
  41          80             30-Apr-02      15-Apr-04        3.3700%           (1,166,514)
  42          70             17-Jun-02      15-Jul-04        3.7700%           (2,215,193)
  43           0 (iv)        15-Jul-04      15-May-07        5.8620%           (4,500,728)
  44          25             17-Jun-02      15-Oct-04        3.5800%           (1,493,903)
  45          55             15-Jul-02      15-Dec-02        1.9675%              (16,576)
  46           0 (iv)        15-Mar-04      15-May-07        5.2020%           (1,934,324)
  47           0 (iv)        15-Apr-03      15-Dec-04        4.2350%             (792,214)
  48          65             15-Aug-02      15-Apr-04        2.1600%             (196,665)
  49           0 (iv)        15-Oct-04      17-Oct-05        4.5650%             (145,741)
  50          20             16-Sep-02      16-Jun-03        1.8100%              (33,145)
  51           0 (iv)        17-Oct-05      15-Oct-06        4.9400%              (84,397)
  52           0 (iv)        15-Nov-02      15-Apr-03        1.7900%              (49,797)
  53           0 (iv)        15-Apr-03      15-May-07        3.5350%             (618,249)
  54           0 (iv)        17-Mar-03      17-Sep-07        3.8700%             (962,399)
     ---------------------                                                 --------------
           1,845                                                              (91,640,624)
     =====================                                                 ==============

(i) While some of the above Swaps have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii) Under all Swaps, Airplanes Group receives floating rate payments at one month LIBOR, resets monthly on an actual /360 adjusted basis.

(iv) The initial amounts for swaps number 30, 35, 43, 46, 47, 49, 51, 52, 53 and 54 are $45 million, $15 million, $30 million, $65 million, $20 million, $15 million, $10 million, $25 million, $60 million and $35 million respectively.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of Swaptions. If Airplanes Group purchases Swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and received fixed amounts. These Swaptions could be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates had declined since the contract date of such leases.

Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group can purchase Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, among other things, changes in the mix of payment bases under future leases and in the prevailing level of interest rates.

The payment of the premium for any of these Swaptions may be made at two points in the priority of payments under the indentures. Fifty percent of any Swaption premium in any month is a "minimum hedge payment" and is paid fourth in Airplanes Group's order of priority of payments. The other fifty percent of the premium is expended as a "supplemental hedge payment" and is paid seventeenth in Airplanes Group's order of priority of payments.

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

From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to September 30, 2002, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold Swaptions with an aggregate notional principal balance of $589 million and Swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of Swaptions at September 30, 2002 therefore amounted to $Nil. Following consultation with the rating agencies, it is not currently proposed to purchase any Swaptions primarily due to the low interest rate environment and our current cashflow performance.

Through the use of the Swaps, Swaptions (when applicable) and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard. In particular, because of our current financial situation, we may have difficulty finding counterparties.

The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions which have credit ratings, or which provide collateralisation arrangements, consistent with maintaining the ratings of the class A certificates.

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of refinancing notes with different interest rate provisions from the notes. Please refer to "Risk Factors" in the Airplanes Group Report on Form 10-K filed with the SEC on June 25, 2002 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

The Chairman of the Board of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to Airplanes Group would be made known to the Board of Airplanes Limited and the Controlling Trustees of Airplanes Trust.

(b)  Changes in internal controls

There were no significant changes in the internal controls of Airplanes Group or to the knowledge of the Board of Airplanes Limited and the Controlling Trustees of Airplanes Trust, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Part II. Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio and represented 1.92% of our portfolio by appraised value as of January 31, 2002. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP may seek to appeal this decision of the High Court. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:
Filed for event dates July 15, 2002, August 15, 2002 and September 16, 2002 (relating to the monthly report to holders of the certificates).


Airplanes Group Fleet Portfolio

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 2002                        AIRPLANES LIMITED


                                               By: /s/ WILLIAM M. MCCANN
                                                  ------------------------------
                                                  William M. McCann
                                                  Director and Principal
                                                    Accounting Officer



Date: November 12, 2002                        AIRPLANES U.S. TRUST


                                               By: /s/ WILLIAM M. MCCANN
                                                  ------------------------------
                                                  William M. McCann
                                                  Controlling Trustee and
                                                    Principal Accounting Officer

CERTIFICATIONS

I, William M. McCann, the Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes U.S. Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Airplanes Limited and Airplanes U.S. Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Airplanes Limited and Airplanes U.S. Trust as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Airplanes Limited and Airplanes U.S. Trust and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Airplanes Limited and Airplanes U.S. Trust, including their consolidated subsidiaries, is made known to the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the disclosure controls and procedures of Airplanes Limited and Airplanes U.S. Trust as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the auditors of Airplanes Limited and Airplanes U.S. Trust and the audit committee of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Airplanes Limited and Airplanes U.S. Trust to record, process, summarize and report financial data and have identified for the auditors of Airplanes Limited and Airplanes U.S. Trust any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Airplanes Limited and Airplanes U.S. Trust; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002.

/s/ William M. McCann
------------------------------------------------------
W. M. McCann
Chairman of the Board of
Airplanes Limited
Chairman of the Controlling Trustees of
Airplanes U.S. Trust 1




--------
     1 Airplanes Limited and Airplanes U.S. Trust are special purpose vehicles that do not employ and have not employed any individual as a chief executive officer or chief financial officer and do not have and have not had any employees or officers since their inception. For all executive management functions Airplanes Limited and Airplanes U.S. Trust retain and rely upon their third party aircraft servicer, administrative agent and cash manager. These third party service providers are required to perform these executive management functions in accordance with the requirements of the servicing agreement, administrative agency agreement and cash management agreement, respectively. With respect to the information contained in this quarterly report on Form 10-Q, all information regarding the aircraft, the leases and the lessees is provided by the servicer pursuant to the servicing agreement. The cash manager calculates monthly payments and makes all other calculations required by the cash management agreement. Pursuant to the administrative agency agreement, the administrative agent uses the information provided by the servicer and the cash manager and other information the administrative agent acquires in the performance of its services to Airplanes Limited and Airplanes U.S. Trust, to prepare all disclosure (including this quarterly report on Form 10-Q) required to be filed with the Securities and Exchange Commission.

     All members of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust, including the Chairman, are non-executives.

                                                      Appendix 1


                       Particulars of the Portfolio as of September 30, 2002 are contained in the table below

                                                 AIRPLANES GROUP PORTFOLIO ANALYSIS
                                                                                                                         Appraised
                                                                                                                          Value at
                                                                                                                         January 31,
                                                                                 Aircraft        Engine         Serial      2002
Region          Country                    Lessee                                  Type       Configuration     Number   (US$000's)
------          -------                    -------                              ----------    -------------     ------   ----------
Africa          Tunisia                    Nouvelair Tunisie                    MD83          JT8D-219          49631     16,203
                Tunisia                    Nouvelair Tunisie                    MD83          JT8D-219          49672     14,622
Asia & Far      Bangladesh                 GMG Airlines                         DHC8-300      PW123              307       6,988
  East          China                      China Southern                       B737-500      CFM56-3C1         24897     17,779
                China                      China Southern                       B737-500      CFM56-3C1         25182     18,906
                China                      China Southern                       B737-500      CFM56-3C1         25183     19,580
                China                      China Southern                       B737-500      CFM56-3C1         25188     19,451
                China                      Shandong Airlines Co. Ltd.           B737-300QC    CFM56-3B1         23499     16,480
                China                      Shandong Airlines Co. Ltd.           B737-300QC    CFM56-3B1         23500     16,213
                China                      Xinjiang                             B757-200      RB211-535E4-37    26156     35,383
                Indonesia                  Merpati Nusantara Airlines           B737-200A     JT8D-15           22368      2,730
                Indonesia                  Merpati Nusantara Airlines           B737-200A     JT8D-15           22369      2,939
                Indonesia                  PT Garuda Indonesia                  B737-400      CFM56-3C1         24683     22,470
                Indonesia                  PT Garuda Indonesia                  B737-400      CFM56-3C1         24691     22,731
                Indonesia                  PT Mandala Airlines                  B737-200A     JT8D-17           21685      3,281
                Indonesia                  PT Mandala Airlines                  B737-200A     JT8D-15           22278      3,726
                Indonesia                  PT Mandala Airlines                  B737-200A     JT8D-17A          22803      4,408
                Indonesia                  PT Mandala Airlines                  B737-200A     JT8D-17A          22804      4,968
                Indonesia                  PT Mandala Airlines                  B737-200A     JT8D-17A          23023      4,068
                Indonesia                  PT Metro Batavia                     B737-200A     JT8D-15           22397      2,704
                Indonesia                  PT Metro Batavia                     B737-200A     JT8D-17A          22407      2,975
                Malaysia                   Air Asia Sdn. Bhd.                   B737-300      CFM56-3C1         24905     20,678
                Malaysia                   Air Asia Sdn. Bhd.                   B737-300      CFM56-3C1         24907     20,797
                Pakistan                   Pakistan Int Airline                 A300-B4-200   CF6-50C2           269       7,491
                Philippines                Philippine Airlines                  B737-400      CFM56-3C1         24684     21,898
                Philippines                Philippine Airlines                  B737-300      CFM56-3B1         24770     19,040
                Philippines                Philippine Airlines                  B737-400      CFM56-3C1         26081     25,149
                South Korea                Asiana Airlines                      B737-400      CFM56-3C1         24493     20,273
                South Korea                Asiana Airlines                      B737-400      CFM56-3C1         24520     20,502
                Taiwan                     Far Eastern Air Transport            MD83          JT8D-219          49950     17,454
Australia &     Australia                  National Jet Systems                 DHC8-100      PW121              229       5,273
  New Zealand   New Zealand                New Zealand International Airlines   METRO-III     TPE331-11          705       1,010
                New Zealand                New Zealand International Airlines   METRO-III     TPE331-11          711        986
                New Zealand                New Zealand International Airlines   METRO-III     TPE331-11          712        902
Europe          Czech Republic             Travel Servis                        B737-400      CFM56-3C1         24911     23,439
                France                     Air France                           A320-200      CFM56-5A3          203      25,214
                France                     Air France                           A320-200      CFM56              220      25,164
                France                     Air Liberte S.A.                     MD83          JT8D-219          49943     17,477
                Hungary                    Malev                                B737-400      CFM56-3C1         25190     23,630
                Hungary                    Malev                                B737-400      CFM56-3C1         26069     24,524
                Hungary                    Malev                                B737-400      CFM56-3C1         26071     23,994
                Iceland                    Air Atlanta                          B767-300ER    PW4060            26204     52,737
                Italy                      Air One SpA                          B737-400      CFM56-3C1         24906     21,528
                Italy                      Air One SpA                          B737-400      CFM56-3C1         24912     21,908
                Italy                      Air One SpA                          B737-300      CFM56-3C1         25179     21,645
                Italy                      Air One SpA                          B737-300      CFM56-3C1         25187     21,373
                Italy                      Eurofly S.P.A                        MD83          JT8D-219          49390     12,986
                Italy                      Meridiana SpA                        MD83          JT8D-219          49792     16,811
                Italy                      Meridiana SpA                        MD83          JT8D-219          49935     16,690
                Italy                      Meridiana SpA                        MD83          JT8D-219          49951     17,625
                Netherlands                Schreiner Airways                    DHC8-300      PW123              232       6,140
                Netherlands                Schreiner Airways                    DHC8-300      PW123              244       6,290
                Netherlands                Schreiner Airways                    DHC8-300      PW123              266       6,992
                Netherlands                Schreiner Airways                    DHC8-300      PW123              276       6,752
                Netherlands                Schreiner Airways                    DHC8-300      PW123              298       7,124
                Netherlands                Schreiner Airways                    DHC8-300      PW123              300       7,206
                Norway                     Wideroe's Flyveselskap a/s           DHC8-300      PW123              293       6,848
                Norway                     Wideroe's Flyveselskap a/s           DHC8-300      PW123              342       7,541
                Spain                      Futura                               B737-400      CFM56-3C1         24689     21,786
                Spain                      Futura                               B737-400      CFM56-3C1         24690     21,961
                Spain                      Futura                               B737-400      CFM56-3C1         25180     23,686
                Spain                      Spanair                              MD83          JT8D-219          49620     15,332
                Spain                      Spanair                              MD83          JT8D-219          49624     14,889
                Spain                      Spanair                              MD83          JT8D-219          49626     14,675
                Spain                      Spanair                              MD83          JT8D-219          49709     14,617
                Spain                      Spanair                              MD83          JT8D-219          49936     16,560
                Spain                      Spanair                              MD83          JT8D-219          49938     17,306
                Turkey                     FreeBird Airlines                    MD83          JT8D-219          49949     18,197
                Turkey                     MNG Airlines Cargo                   A300-C4-200   CF6-50C2            83      11,617
                Turkey                     Pegasus                              B737-400      CFM56-3C1         24345     20,040
                Turkey                     Pegasus                              B737-400      CFM56-3C1         24687     20,815
                Turkey                     Turk Hava Yollari                    B737-400      CFM56-3C1         24917     22,479
                Turkey                     Turk Hava Yollari                    B737-400      CFM56-3C1         25181     23,284
                Turkey                     Turk Hava Yollari                    B737-400      CFM56-3C1         25184     24,210
                Turkey                     Turk Hava Yollari                    B737-400      CFM56-3C1         25261     23,761
                Turkey                     Turk Hava Yollari                    B737-500      CFM56-3C1         25288     19,359
                Turkey                     Turk Hava Yollari                    B737-500      CFM56-3C1         25289     18,988
                Turkey                     Turk Hava Yollari                    B737-400      CFM56-3C1         26065     23,764
                United Kingdom             British Airways CitiExpress          DHC8-300      PW123              296       6,674
                United Kingdom             British Airways CitiExpress          DHC8-300      PW123              334       7,305
                United Kingdom             Go Fly Limited                       B737-300      CFM56-3B2         23923     17,878
                United Kingdom             Monarch Airlines                     B757-200      RB2110-535E4-37   26151     36,033
                United Kingdom             MyTravel Airways                     A320-200      CFM56              294      26,464
                United Kingdom             MyTravel Airways                     A320-200      CFM56              301      26,493

                                                                                                                         Appraised
                                                                                                                          Value at
                                                                                                                         January 31,
                                                                                 Aircraft        Engine         Serial      2002
Region          Country                    Lessee                                  Type       Configuration     Number   (US$000's)
------          -------                    -------                              ----------    -------------     ------   ----------
                United Kingdom             MyTravel Airways                     A320-200      CFM56              348      26,494
                United Kingdom             MyTravel Airways                     A320-200      CFM56-5A3          349      26,985
                United Kingdom             Titan Airways Limited                ATR42-300     PW120              109       4,250
                United Kingdom             Titan Airways Limited                ATR42-300     PW120              113       4,329
Latin America   Antigua                    Caribbean Star                       DHC8-300      PW123              267       7,088
                Antigua                    Liat                                 DHC8-100      PW120-A            113       3,829
                Antigua                    Liat                                 DHC8-100      PW120-A            140       3,745
                Antigua                    Liat                                 DHC8-100      PW120-A            144       4,062
                Antigua                    Liat                                 DHC8-100      PW120-A            270       4,602
                Antigua                    Liat                                 DHC8-300      PW123              283       6,701
                Brazil                     Rio Sul                              B737-500      CFM56-3C1         25185     18,239
                Brazil                     Rio Sul                              B737-500      CFM56-3C1         25186     18,860
                Brazil                     Rio Sul                              B737-500      CFM56-3C1         25191     20,072
                Brazil                     TAM                                  F100          TAY650-15         11284      8,911
                Brazil                     TAM                                  F100          TAY650-15         11285      9,196
                Brazil                     TAM                                  F100          TAY650-15         11304      9,774
                Brazil                     TAM                                  F100          TAY650-15         11305      9,470
                Brazil                     TAM                                  F100          TAY650-15         11336      9,864
                Brazil                     TAM                                  F100          TAY650-15         11347      9,748
                Brazil                     TAM                                  F100          TAY650-15         11348      9,909
                Brazil                     TAM                                  F100          TAY650-15         11371      9,902
                Brazil                     VARIG                                MD11          CF6-80C2-D1F      48499     52,167
                Brazil                     VARIG                                MD11          CF6-80C2-D1F      48500     54,029
                Brazil                     VARIG                                MD11          CF6-80C2-D1F      48501     53,471
                Chile                      Fast Air                             DC8-71F       CFM56-2C1         45810     11,373
                Chile                      Lan Chile Airlines                   B737-200A     JT8D-17A          23024      4,248
                Colombia                   ACES                                 ATR42-300     PW121-5A1          284       5,808
                Colombia                   Avianca                              B767-200ER    PW4056            25421     40,645
                Colombia                   Avianca                              B757-200      RB211-535E4-37    26154     33,955
                Colombia                   Avianca                              MD83          JT8D-219          49939     15,702
                Colombia                   Avianca                              MD83          JT8D-219          49946     16,160
                Colombia                   Avianca                              MD83          JT8D-219          53120     17,509
                Colombia                   Avianca                              MD83          JT8D-219          53125     17,470
                Colombia                   Tampa                                DC8-71F       CFM56-2C1         45849     12,315
                Colombia                   Tampa                                DC8-71F       CFM56-2C1         45945     12,033
                Colombia                   Tampa                                DC8-71F       CFM56-2C1         46066     12,128
                Mexico                     Aeromexico                           DC9-32        JT8D-17           48125      1,709
                Mexico                     Aeromexico                           DC9-32        JT8D-17           48126      1,831
                Mexico                     Aeromexico                           DC9-32        JT8D-17           48127      1,345
                Mexico                     Aeromexico                           DC9-32        JT8D-17           48128      1,668
                Mexico                     Aeromexico                           DC9-32        JT8D-17           48129      1,768
                Mexico                     Aeromexico                           DC9-32        JT8D-17           48130      1,710
                Mexico                     Aeromexico                           MD82          JT8D-217          49660     13,366
                Mexico                     Aeromexico                           MD82          JT8D-217A         49667     13,182
                Mexico                     Aeromexico                           MD87          JT8D-219          49673     12,410
                Mexico                     Mexicana                             F100          TAY650-15         11266      9,513
                Mexico                     Mexicana                             F100          TAY650-15         11309      9,842
                Mexico                     Mexicana                             F100          TAY650-15         11319      9,854
                Mexico                     Mexicana                             F100          TAY650-15         11339     10,260
                Mexico                     Mexicana                             F100          TAY650-15         11374     10,363
                Mexico                     Mexicana                             F100          TAY650-15         11375     10,421
                Mexico                     Mexicana                             F100          TAY650-15         11382     10,478
                Mexico                     Mexicana                             F100          TAY650-15         11384     10,373
                Netherlands Antilles       ALM                                  DHC8-300C     PW123              230       6,584
                Netherlands Antilles       ALM                                  DHC8-300C     PW123              242       6,645
                Trinidad & Tobago          BWIA International                   MD83          JT8D-219          49789     16,246
North America   Canada                     Air Canada                           A320-200      CFM56-5A1          174      25,910
                Canada                     Air Canada                           A320-200      CFM56-5A1          175      25,755
                Canada                     Air Canada                           A320-200      CFM56-5A1          232      25,150
                Canada                     Air Canada                           A320-200      CFM56-5A1          284      25,411
                Canada                     Air Canada                           A320-200      CFM56-5A1          309      26,687
                Canada                     Air Canada                           A320-200      CFM56-5A1          404      29,157
                Canada                     Air Canada                           B767-300ER    PW4060            24948     49,338
                Canada                     Air Canada                           B767-300ER    PW4060            26200     53,328
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45811     11,951
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45813     11,583
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45971     10,392
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45973     12,750
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45978     11,404
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45993     11,163
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45994     11,221
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         45998     11,611
                United States of America   BAX Global                           DC8-71F       CFM56-2C1         46065     12,059
                United States of America   DHL Airways                          DC8-73CF      CFM56-2C1         46091     15,607
                United States of America   Frontier Airlines, Inc.              B737-300      CFM56-3B1         23177     15,075
                United States of America   Idefix                               ATR42-300     PW120              249       5,428
                United States of America   Pace Airlines                        B737-300      CFM56-3B2         23749     16,908
                United States of America   Polar Air Cargo                      B747-200SF    JT9D-7Q           21730     25,018
                United States of America   TWA                                  B767-300ER    PW4060            25411     53,249
                United States of America   TWA                                  MD83          JT8D-219          49575     14,044
Others          Kazakstan                  Air Kazakstan                        B737-200A     JT8D-15           22090      2,903
                Kazakstan                  Air Kazakstan                        B737-200A     JT8D-15           22453      3,617
                Ukraine                    Ukraine International                B737-500      CFM56-3C1         25192     18,378
                Ukraine                    Ukraine International                B737-500      CFM56-3C1         26075     19,271
Off Lease       Off Lease                  Off Lease                            A300-B4-200   CF6-50C2           131       6,004
                                           Off Lease                            DHC8-100      PW121              258       4,614
                                           Off Lease - Sale LOI (1)             B727-200A     JT8D-17R          21600      2,537

                                                                                                                         Appraised
                                                                                                                          Value at
                                                                                                                         January 31,
                                                                                 Aircraft        Engine         Serial      2002
Region          Country                    Lessee                                  Type       Configuration     Number   (US$000's)
------          -------                    -------                              ----------    -------------     ------   ----------
                                           Off Lease                            B737-200A     JT8D-17A          22802      4,801
                                           Off Lease                            DC8-71F       CFM56-2C1         45946     11,335
                                           Off Lease                            DC8-71F       CFM56-2C1         45970     12,058
                                           Off Lease                            DC8-71F       CFM56-2C1         45976     11,853
                                           Off Lease                            DC8-71F       CFM56-2C1         45996     12,427
                                           Off Lease                            DC8-71F       CFM56-2C1         45997     12,717
                                           Off Lease - Sale LOI (1)             DC9-51        JT8D-17           47742      1,667
                                           Off Lease                            DC9-51        JT8D-17           47784      1,852
                                           Off Lease                            MD83          JT8D-219          49442     13,430
                                           Off Lease - LOI (2)                  MD83          JT8D-219          49941     17,327
                                           Off Lease                            B737-200A     JT8D-15           22979      4,272
                                           Off Lease                            B737-200A     JT8D-15           21735      4,264

                                                                                                                     -------------
                                                                                                                       2,790,006
                                                                                                                     -------------

Note:

(1) This aircraft is subject to a sale LOI and is scheduled to be sold after September 30, 2002.

(2) This aircraft is subject to a lease LOI and is scheduled for delivery to the relevant lessee after September 30, 2002.