Form 10-Q
period 2002-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2003-02-13
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2002

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

                                                               Outstanding at
Issuer                                  Class                December 31, 2002

Airplanes Limited          Common Stock, $1.00 par value             30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended December 31, 2002

                                     Index

Part I.       Financial Information                                     Page No.

Item 1.       Financial Statements (Unaudited)                             3

               -  Unaudited Condensed Balance Sheets
               -  December 31, 2002 and March 31, 2002
               -  Unaudited Condensed Statements of Operations
               -  Three Months Ended December 31, 2002 and December 31, 2001
               - Unaudited Condensed Statements of Operations - Nine Months Ended December 31, 2002 and December 31, 2001
               -  Unaudited Condensed Statements of Comprehensive Income/(Loss)
               -  Three Months Ended December 31, 2002 and December 31, 2001
               -  Unaudited Condensed Statements of Comprehensive Income/
                  (Loss) - Nine Months Ended December 31, 2002 and December 31, 2001
               - Unaudited Statements of Changes in Shareholders Deficit/Net Liabilities - Nine Months Ended December 31, 2002 and December 30, 2001
               -  Unaudited Condensed Statements of Cash Flows
               -  Nine Months Ended December 31, 2002 and December 31, 2001
               -  Notes to the Unaudited Condensed Financial Statements

Item 2.       Management's Discussion and Analysis of Financial            15
              Condition and Results of Operations

               -  Introduction
               - Results of Operations - Three Months Ended December 31, 2002 compared with Three Months Ended December 31, 2001
               - Results of Operations - Nine Months Ended December 31, 2002 compared with Nine Months Ended December 31, 2001
               - Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from October 9, 2002 to January 15, 2003

Item 3.       Quantitative and Qualitative Disclosures about Market Risks  48

Item 4.       Controls and Procedures                                      52

Part II.      Other Information

Item 1.       Legal Proceedings                                            53

Item 6.       Exhibits and Reports on Form 8-K                             53

Signatures

Certifications

Appendix 1        Portfolio Information as at December 31, 2002

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS

                                                           March 31,                            December 31,
                                              ----------------------------------     ----------------------------------
                                                              2002                                  2002
                                              ----------------------------------     ----------------------------------
                                              Airplanes    Airplanes                 Airplanes    Airplanes
                                               Limited       Trust      Combined      Limited       Trust      Combined
                                              ---------    ---------    --------     ---------    ---------    --------
                                                          ($millions)                            ($millions)
ASSETS

Cash                                               136            6          142          134            6          140
Accounts receivable
    Trade receivables                               28           10           38           23           10           33
    Allowance for doubtful debts                   (14)          (8)         (22)         (12)          (8)         (20)
Amounts due from Airplanes Limited                   -           63           63            -           59           59
Net investment in capital and sales
     type leases                                     -            -            -            2            -            2
Aircraft, net                                    2,175          121        2,296        1,989          113        2,102
Other assets                                         2            4            6            2            -            2
                                              --------     --------     --------     --------     --------     --------
Total assets                                     2,327          196        2,523        2,138          180        2,318
                                              ========     ========     ========     ========     ========     ========


LIABILITIES

Accrued expenses and other liabilities           1,470          140        1,610        1,873          179        2,052
Amounts due from Airplanes Trust                    63            -           63           59            -           59
Indebtedness                                     3,019          295        3,314        2,939          288        3,227
Provision for maintenance                          246           11          257          259           14          273
Deferred income taxes                               16           23           39           16           20           36
                                              --------     --------     --------     --------     --------     --------
Total liabilities                                4,814          469        5,283        5,146          501        5,647
                                              --------     --------     --------     --------     --------     --------
Net liabilities                                 (2,487)        (273)      (2,760)      (3,008)        (321)      (3,329)
                                              --------     --------     --------     --------     --------     --------
                                                 2,327          196        2,523        2,138          180        2,318
                                              ========     ========     ========     ========     ========     ========

               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended December 31,
                                          -------------------------------------------------------------------------------
                                                           2001                                      2002
                                          -------------------------------------     -------------------------------------
                                          Airplanes     Airplanes                   Airplanes     Airplanes
                                           Limited        Trust        Combined      Limited        Trust        Combined
                                          ---------     ---------     ---------     ---------     ---------     ---------
                                                       ($millions)                               ($millions)
Revenues
Aircraft leasing                                 89             7            96            77             4            81
Aircraft sales                                    1             -             1             1             -             1

Expenses
Cost of Aircraft sold                             -             -             -             -             -             -
Impairment Provision                           (244)          (47)         (291)          (74)           (2)          (76)
Depreciation and amortisation                   (37)           (4)          (41)          (34)           (2)          (36)
Net interest expense                           (143)          (14)         (157)         (167)          (17)         (184)
Bad and doubtful debts                            2             -             2             4             -             4
Other lease costs                               (17)           (1)          (18)          (17)           (1)          (18)
Selling, general and administrative
   expenses                                      (9)           (1)          (10)           (9)           (1)          (10)
                                          ---------     ---------     ---------     ---------     ---------     ---------
Operating loss before
provision for  income taxes                    (358)          (60)         (418)         (219)          (19)         (238)

Income tax benefit/(charge)                       1             6             7             -             -             -

                                          ---------     ---------     ---------     ---------     ---------     ---------
Net loss                                       (357)          (54)         (411)         (219)          (19)         (238)
                                          =========     =========     =========     =========     =========     =========

               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                   Nine Months Ended December 31,
                                          -------------------------------------------------------------------------------
                                                           2001                                      2002
                                          -------------------------------------     -------------------------------------
                                          Airplanes     Airplanes                   Airplanes     Airplanes
                                           Limited        Trust        Combined      Limited        Trust        Combined
                                          ---------     ---------     ---------     ---------     ---------     ---------
                                                       ($millions)                               ($millions)
Revenues
Aircraft leasing                                298            24           322           265            18           283
Aircraft sales                                    4             -             4             5             -             5

Expenses
Cost of Aircraft sold                            (3)            -            (3)           (4)            -            (4)
Impairment Provision                           (244)          (47)         (291)          (74)           (2)          (76)
Depreciation and amortisation                  (113)          (11)         (124)         (101)           (6)         (107)
Net interest expense                           (412)          (41)         (453)         (482)          (48)         (530)
Bad and doubtful debts                            -            (1)           (1)           (2)           (1)           (3)
Other lease costs                               (53)           (4)          (57)          (58)           (5)          (63)
Selling, general and administrative
   expenses                                     (25)           (2)          (27)          (24)           (2)          (26)
                                          ---------     ---------     ---------     ---------     ---------     ---------
Operating loss before
provision for  income taxes                    (548)          (82)         (630)         (475)          (46)         (521)
Income tax benefit/(charge)                       3             7            10             1             2             3
                                          ---------     ---------     ---------     ---------     ---------     ---------

Net Loss before cumulative
  effect of change in accounting
  principle, adoption of SFAS 133              (545)          (75)         (620)         (474)          (44)         (518)

Cumulative effect of change in
  accounting principle, adoption
  of SFAS 133                                     5             -             5             -             -             -

                                          ---------     ---------     ---------     ---------     ---------     ---------
Net loss                                       (540)          (75)         (615)         (474)          (44)         (518)
                                          =========     =========     =========     =========     =========     =========


                 The accompanying notes are an integral part of
                  the unaudited condensed financial statements

                                AIRPLANES GROUP

         UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                                  Three Months Ended December 31,
                                          -------------------------------------------------------------------------------
                                                           2001                                      2002
                                          -------------------------------------     -------------------------------------
                                          Airplanes     Airplanes                   Airplanes     Airplanes
                                           Limited        Trust        Combined      Limited        Trust        Combined
                                          ---------     ---------     ---------     ---------     ---------     ---------
                                                       ($millions)                               ($millions)
Loss for the period                         (357)          (54)         (411)         (219)          (19)         (238)


Other Comprehensive Loss
 - Net change in cashflow hedges               9             1            10             4             1             5

                                       ---------     ---------     ---------     ---------     ---------     ---------
                                            (348)          (53)         (401)         (215)          (18)         (233)
                                       =========     =========     =========     =========     =========     =========


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                AIRPLANES GROUP

          UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

                                                                         Nine Months Ended December 31,
                                                 -------------------------------------------------------------------------------
                                                                  2001                                      2002
                                                 -------------------------------------     -------------------------------------
                                                 Airplanes     Airplanes                   Airplanes     Airplanes
                                                  Limited        Trust        Combined      Limited        Trust        Combined
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                              ($millions)                               ($millions)
Loss for the period                                   (540)          (75)         (615)         (474)          (44)         (518)

Other Comprehensive Loss
 - Cumulative effect of accounting changes             (35)           (3)          (38)            -             -             -
 - Net change in cashflow hedges                       (15)           (2)          (17)          (47)           (4)          (51)

                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                      (590)          (80)         (670)         (521)          (48)         (569)
                                                 =========     =========     =========     =========     =========     =========


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

           Nine Months Ended December 31, 2002 and December 31, 2001

                                             Airplanes Limited                                  Airplanes Trust
                           ----------------------------------------------------   --------------------------------------
                                                      Accumulated                               Accumulated
                               Share        Net          Other      Shareholders'     Net          Other     Shareholders
                              Capital   Liabilities  Comprehensive     Deficit    Liabilities  Comprehensive    Deficit
                                                          Loss                                      Loss
                           -----------  -----------   -----------   -----------   -----------   -----------  -----------
                           ($millions)  ($millions)   ($millions)   ($millions)   ($millions)   ($millions)  ($millions)
Balance at March 31, 2001
  (as originally reported)           -        1,879             -         1,879           198             -          198
Restatement                                     (83)           35           (48)           (3)            3            -
                            ----------   ----------    ----------    ----------    ----------    ----------   ----------
Balance at March 31, 2001
  (as restated)                      -        1,796            35         1,831           195             3          198

Net loss for the period              -          540             -           540            75             -           75

Other Comprehensive Loss             -            -            15            15             -             2            2

                            ----------   ----------    ----------    ----------    ----------    ----------   ----------
Balance at December
  31, 2001                           -        2,336            50         2,386           270             5          275
                            ==========   ==========    ==========    ==========    ==========    ==========   ==========


Balance at March 31, 2002            -        2,454            33         2,487           270             3          273

Net loss for the period              -          474             -           474            44             -           44

Other Comprehensive Loss             -            -            47            47             -             4            4

                            ----------   ----------    ----------    ----------    ----------    ----------   ----------
Balance at December
   31, 2002                          -        2,928            80         3,008           314             7          321
                            ==========   ==========    ==========    ==========    ==========    ==========   ==========

                                Combined
                             -------------

                              Shareholders
                              Deficit/ Net
                              Liabilities
                             -------------
                              ($millions)

Balance at March 31, 2001
  (as originally reported)         2,077
Restatement                          (48)
                              ----------
Balance at March 31, 2001
  (as restated)                    2,029

Net loss for the period              615

Other Comprehensive Loss              17

                              ----------
Balance at December
  31, 2001                         2,661
                              ==========


Balance at March 31, 2002          2,760

Net loss for the period              518

Other Comprehensive Loss              51

                              ----------
Balance at December
   31, 2002                        3,329
                              ==========


                 The accompanying notes are an integral part of
                  the unaudited condensed financial statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                         Nine Months Ended December 31,
                                                 -------------------------------------------------------------------------------
                                                                  2001                                      2002
                                                 -------------------------------------     -------------------------------------
                                                 Airplanes     Airplanes                   Airplanes     Airplanes
                                                  Limited        Trust        Combined      Limited        Trust        Combined
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                              ($millions)                               ($millions)
Cash flows from operating activities
Net loss                                              (540)          (75)         (615)         (474)          (44)         (518)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                           113            11           124           101             6           107
Impairment Provision                                   244            47           291            74             2            76
Aircraft maintenance, net                               13             -            13            17             3            20
Profit on disposal of aircraft                          (1)            -            (1)           (1)            -            (1)
Deferred income taxes                                   (3)           (7)          (10)           (1)           (2)           (3)
Provision for bad debts                                  -             1             1             2             1             3
Accrued and deferred interest expense                  280            28           308           361            36           397

Changes in operating assets & liabilities:
Accounts receivable                                     (5)            2            (3)            1            (1)            -
Intercompany account movements                          (7)            7             -            (4)            4             -
Other accruals and liabilities                         (10)           (3)          (13)           (1)           (2)           (3)
Other assets                                             4             4             8             -             4             4

                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net cash provided by operating activities               88            15           103            75             7            82
                                                 =========     =========     =========     =========     =========     =========


Cash flows from investing activities
Purchase/Sale of aircraft                                2             -             2             3             -             3
Capital and sales type leases                            7             -             7             2             -             2
Net cash provided by
                                                 ---------     ---------     ---------     ---------     ---------     ---------
investing activities                                     9             -             9             5             -             5
                                                 =========     =========     =========     =========     =========     =========

Cash flows from financing activities
Decrease in indebtedness                              (152)          (15)         (167)          (82)           (7)          (89)

                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net cash used in financing activities                 (152)          (15)         (167)          (82)           (7)          (89)
                                                 =========     =========     =========     =========     =========     =========

Net decrease in cash                                   (55)            -           (55)           (2)            -            (2)

Cash at beginning of period                            191             6           197           136             6           142
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Cash at end of period                                  136             6           142           134             6           140
                                                 =========     =========     =========     =========     =========     =========

Cash paid in respect of:
Interest                                               128            14           142           124            12           136
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

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 2002 and for the three and nine month periods ended December 31, 2002 and December 31, 2001. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Recent Events

In the three month period to December 31, 2002, we have continued to suffer from a difficult business environment. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout have adversely impacted the commercial aviation industry. As previously reported the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers (including two US majors, United Airlines and US Airways) have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, and a decline in sales prices for our aircraft. We have had to restructure a large number of leases, resulting in rental reductions, holidays, deferrals and the early return of aircraft. Oil prices have risen significantly and if the U.S. undertakes military action in the Middle East this would further adversely affect our lessees.

Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases they rely on short-term government solutions. If government coverage is not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new Airworthiness Directives ("ADs") to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Compliance with Governmental and Technical Regulation" below.

We have reviewed our fleet at December 31, 2002, for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). Under SFAS 144, Airplanes Group's policy is to recognize an impairment charge when an asset's carrying value is greater than its net undiscounted expected future cash flows. The amount of the charge is the difference between the asset's carrying value and its fair market value. We have determined that the estimated net future cash flows to be generated by certain of our aircraft, in particular our MD11 and DC8 aircraft will be less than their carrying value. In the three month period ended December 31, 2002, our estimate of expected future cashflows on these aircraft has reduced, due to the deterioration in the re-lease prospects and rentals for these aircraft. These aircraft have been written down to their fair value, as estimated based on the expected net discounted future cash flows to be generated by the aircraft over their estimated remaining lives. Accordingly an impairment charge of $76 million (Airplanes Limited $74 million; Airplanes Trust $2 million) has been recognized during the quarter.

As discussed in more detail in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" at the February 18, 2003 Payment Date we will be ahead of the required class A minimum principal payment schedule to the extent of $73.2 million. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. As a result of the greater than expected decline in value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount in April and May 1998 and have been paying it since February 1999. We are, however, only required to pay class A principal adjustment amount to the extent that we have available cashflows. We have not had sufficient cashflows to pay class A principal adjustment amount in full and therefore we are currently in arrears on these payments. Class A principal adjustment amount is calculated by reference to the adjusted base value of our portfolio: if the base value of our portfolio declines at a rate faster than that assumed in setting the payment schedules on our notes, class A principal adjustment amount becomes payable. As a result of the continued significant downturn in the aviation market, there has been a decline of 12.6% in the appraised value of our fleet in the year to January 31, 2003, being $170 million greater than the decline assumed in setting the payment schedules on our notes (see Item 2 - Comparison of Actual Cashflows versus the 2001 Base Case). This has resulted in an increase in the arrears of class A principal adjustment amount at February 18, 2003 from $178.5 million to $281.9 million. Because we have been unable to pay class A principal adjustment amount in full and will continue to be unable to do so, we will in time fall behind the class A minimum principal payment schedule, when we will have to recommence payments of minimum principal on the class A notes. We expect this to occur in the latter half of this year. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our cash performance, we expect that our cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of this year.

While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

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

The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K for the year ended March 31, 2002. As disclosed in our previous filings on Form 10-Q, there have been a number of rating actions recently. Most recently, on December 20, 2002, Standard and Poor's affirmed the AA rating on the subclass A-6 certificates and downgraded the subclass A-8 and A-9 certificates from AA to AA- and removed the subclass A-6, A-8 and A-9 certificates from credit watch.

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

Loss-Making Lease Provisions

Prior to the fourth quarter of the year ended March 31, 2002, we deemed a lease agreement to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term and we recorded provisions therefor. For these purposes, interest was allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). In the fourth quarter of the year ended March 31, 2002, we determined that this provision and related reserve was not appropriate under authoritative accounting literature and we therefore eliminated such provisions. All prior periods presented in our financial statements have been restated to reflect this change.

This change resulted in a decrease in the net loss of $11 million (Airplanes
Limited: $10 million; Airplanes Trust: $1 million) in the nine month period ended December 31, 2001.

2.   Securitization Transaction

On March 28, 1996 (the "Closing Date"), debis AirFinance Ireland plc ("debis AirFinance Ireland") (then known as GPA Group plc) and its subsidiary undertakings (collectively "debis AirFinance") refinanced on a long-term basis certain indebtedness due to commercial banks and other senior secured lenders. The refinancing was effected through a major aircraft securitization transaction (the "Transaction").

Under the terms of the Transaction, Airplanes Limited and Airplanes Trust were formed to purchase from debis AirFinance, a portfolio of 229 commercial aircraft and related leases through a purchase of 100% of the stock of the existing subsidiaries of debis AirFinance that owned and leased the aircraft.

Simultaneously with these transfers, we issued notes of $4,048 million in aggregate principal amount in four classes: class A, class B, class C and class D, with approximately 91% of the principal amount of the notes in each class being issued by Airplanes Limited and approximately 9% by Airplanes Trust. We also issued class E notes of $604 million which are subordinate to the class A to D notes and these class E notes were acquired by debis AirFinance as part consideration for the transfer to us of the aircraft and certain related lease receivables. Approximately $13 million of the class E notes originally issued were subsequently cancelled on July 30, 1996 under the terms of the Transaction, leaving $591 million outstanding principal of class E notes.

On March 16, 1998, we completed a refinancing of $2,437 million of class A and class B notes.

On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance Inc. (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation.

On March 15, 2001, we completed a refinancing of $750 million of class A notes.

Indebtedness at December 31, 2002 represents the aggregate of the outstanding class A to D notes and class E notes as set out in more detail in "Item 3. Quantitative and Qualitative Disclosures about Market Risks" (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At December 31, 2002, we owned 182 aircraft, 162 of which were on lease to 58 lessees in 31 countries.

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

We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates.

As December 31, 2002, we had the following publicly traded notes outstanding:

                                                Interest Rate
                    $ million              as at December 31, 2002
                    ---------              -----------------------
Subclass A-6            205                 1.76% (LIBOR + 0.34%)
Subclass A-8            700                 1.795% (LIBOR + 0.375%)
Subclass A-9            750                 1.97% (LIBOR + 0.55%)
Class B                 246                 2.17% (LIBOR + 0.75%)
Class C                 350                 8.15%
Class D                 395                10.875%
                       ----
                      2,646

The discussion and analysis which follows is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust believe that a combined discussion is the most appropriate basis of presentation because:

o Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet; and

o each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

The notes and Guarantees have been structured to ensure that no payments are made on a junior class of notes of Airplanes Limited or Airplanes Trust, as the case may be, before any amounts due and payable on a more senior class of notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the Guarantees.

General

Substantially all of our business consists of aircraft operating lease activities. We may also engage in aircraft sales subject to certain limitations and guidelines. Our revenues and operating results are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in our portfolio and (iii) our financial resources and liquidity position relative to our competitors.

This quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934. In most cases, you can identify these forward looking statements by such terms as "may", "should", "expect", "plan", "believe", "estimate", "potential", "continue" or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2002.

Recent Developments

Overview

In the three month period to December 31, 2002, we have continued to suffer from a difficult business environment. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout have adversely impacted the commercial aviation industry. As previously reported the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers (including two US majors, United Airlines and US Airways) have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, and a decline in sales prices for our aircraft. We have had to restructure a large number of leases, resulting in rental reductions, holidays, deferrals and the early return of aircraft. Oil prices have risen significantly and if the U.S. undertakes military action in the Middle East this would further adversely affect our lessees. Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases they rely on short-term government solutions. If government coverage is not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new Airworthiness Directives ("ADs") to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Compliance with Governmental and Technical Regulation" below.

Restructurings

We have already executed a substantial number of rental restructurings, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements sometimes include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. Due to ongoing difficult market conditions it is likely that we may have to agree to further restructurings with a consequential adverse effect on lease rates and revenues.

Performance

The performance of our aircraft portfolio has not enabled us to meet either the assumptions contained in our offering memorandum dated March 28, 1996 (the "1996 Base Case") or the assumptions contained in our offering memorandum dated March 15, 2001 (the "2001 Base Case"). In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we expect may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Specifically, as a result of the greater than expected decline in value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent that we have had available cash flows. We have paid class A principal adjustment amount in April and May 1998 and have been paying it since February 1999. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. At the February 18, 2003 Payment Date we will be ahead of the required class

A minimum principal payment schedule to the extent of $73.2 million. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. While we have been paying class A principal adjustment amount since February 1999 we are, however, only required to pay class A principal adjustment amounts to the extent that we have available cashflows. We have not had sufficient cashflows to pay class A principal adjustment amounts in full and therefore we are currently in arrears on these payments. Class A principal adjustment amount is calculated by reference to the adjusted base value of our portfolio: if the base value of our portfolio declines at a rate faster than that assumed in setting the payment schedules on our notes, class A principal adjustment amount becomes payable. As a result of the continued significant downturn in the aviation market, there has been a decline of 12.6% in the appraised value of our fleet in the year to January 31, 2003, being $170 million greater than the decline assumed in setting the payment schedule of the notes (see Item 2 - Comparison of Actual Cashflows versus the 2001 Base Case). This has resulted in an increase in the arrears of class A principal adjustment amount at February 18, 2003 from $178.5 million to $281.9 million. Because we have been unable to pay class A principal adjustment amount in full and will continue to be unable to do so, we will in time fall behind the minimum principal payment schedule, when we will have to recommence payments of minimum principal on the class A notes. We expect this to occur in the latter half of this year. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our cash performance, we expect that our cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of this year.

While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

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

In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. The class A notes are the most senior class of notes currently outstanding. Accordingly, a failure to make a payment of interest on any class of the notes is a default only with respect to the relevant class and the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full.

Therefore as long as the class A notes are outstanding, the holders of the class B, C and D notes will not be able to enforce rights and remedies.

The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K for the year ended March 31, 2002. As disclosed in filings on Form 10-Q, there have been a number of rating actions. Most recently, on December 20, 2002, Standard and Poor's affirmed the AA rating on the subclass A-6 certificates and downgraded the subclass A-8 and A-9 certificates from AA to AA- and removed the subclass A-6, A-8 and A-9 certificates from credit watch.

The current ratings of our certificates as at February 14, 2003 are:

    Class of Notes           Standard and Poor's          Moody's        Fitch
    Subclass A-6             AA                           A1              A+
    Subclass A-8             AA -                         A3              A+
    Subclass A-9             AA -                         Baa2            A+
    Class B                  CCC                          Caa2           BBB+
    Class C                  CCC                          Caa3            B+
    Class D                  CCC                          Ca              CCC

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

Aircraft Sales

Our indentures restrict our ability to sell aircraft. Sales of an aircraft are generally permitted only if the sales proceeds are at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price"). Where note target price cannot be achieved, sales are subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the appraised value of the aircraft to be sold at the original acquisition of the portfolio in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes due to the factors discussed in "Recent Developments", it is increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price will further decline as we fall behind our 2001 Base Case assumptions as to our principal repayments. As we have already utilized $38 million of the current year's $50 million limit, it is becoming more likely that this indenture restriction will present a real impediment to the ability of the servicer to maximize cash flow from the portfolio. For example it may be in the best economic interests of Airplanes Group to sell a specific aircraft if a suitable opportunity is available rather than lease it or have it non-revenue earning, yet the indentures may prohibit this.

Commercial Opportunities for Certain Types of our Aircraft

The market for certain aircraft models is currently very weak and is expected to remain so. For example, we currently lease three MD-11 aircraft, representing 5.91% of our fleet by appraised value as of January 31, 2003, to a Latin American lessee. The leases are due to expire between March and December 2004. However, due to difficult trading conditions for the current lessee which is in arrears, it is likely that the aircraft may return in mid 2003. We are examining all possibilities in respect of the remarketing of the MD-11 aircraft, including, subject to the restrictions in our indentures, the possibility of selling the aircraft or of converting them to freighter aircraft. Conversion into freighter aircraft may involve substantial cash expenditures by us. Likewise, we are examining all opportunities for our DC8-71F aircraft, some of which are currently non revenue-earning. The current market value of these aircraft is such that it is highly unlikely that we would be able to sell or scrap the aircraft at prices which would meet the indenture requirements as outlined above in "--Aircraft Sales".

Remarketing

At December 31, 2002, we had 52 aircraft scheduled to be remarketed before December 31, 2003. These comprise 5 B737-300, 4 B737-200As, 10 DHC8s, 5 MD-83,
8 DC8s, 3 B767s, 2 A300s, 1 A320, 3 Metro IIIs, 6 DC9s, 3 ATR42s and 2 B737-500. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates currently applicable.

The Lessees:

Europe
At December 31, 2002 we leased 51 aircraft which represented 33.41% of our portfolio by appraised value at January 31, 2003 to operators in Europe.

We agreed to the early redelivery of one MD-83 aircraft representing 0.46% of our portfolio by appraised value as of January 31, 2003 by a Macedonian former lessee in the year ended March 31, 2002. The receivable balance of $1.8 million has been offset against provisions in full during the quarter ended December 31, 2002.

At December 31, 2002 we leased one MD-83 aircraft representing 0.55% of our portfolio by appraised value as of January 31, 2003 to a French lessee. This lessee has grounded its fleet following the non renewal of its operators licence. The lease which was due to expire in March 2003 has been terminated and the aircraft is now under our control.

North America

At December 31, 2002 we leased 22 aircraft representing 16.06% of our portfolio by appraised value as of January 31, 2003, to operators in North America.

In the three month period ended June 30, 2002, the servicer, following discussions with a North American former lessee agreed to the early return of the three aircraft, representing 1.38% of our portfolio by appraised value at January 31, 2003, with the lessee paying compensation for lost rentals and redelivery conditions. Two of the aircraft are currently being remarketed and one has been re-leased.

During the three month period ended December 31, 2002, the servicer has lodged a claim with the courts in connection with the receivables balance from a U.S. former lessee of two B737-200A aircraft, representing 0.29% of our portfolio by appraised value at January 31, 2003.

On August 11, 2002 one former lessee of one aircraft representing 0.17% of our portfolio by appraised value as of January 31, 2003 filed for protection from its creditors. The aircraft was subsequently redelivered and the servicer has filed a claim with the courts for all amounts due.

Latin America

At December 31, 2002, lessees of 52 aircraft with respect to 24.00% of our portfolio by appraised value as of January 31, 2003 operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets in the aftermath of the current global economic slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

A Brazilian lessee of three MD-11 aircraft, representing 5.91% of our portfolio by appraised value as of January 31, 2003, due to trading difficulties, is currently in arrears. A restructuring agreement was signed with the lessee in 2002, providing for the payment of arrears through the utilization of security deposits without any further changes to the lease terms. The servicer is currently having further discussions with the lessee which may involve the early return of the aircraft.

A second Brazilian lessee of eight F-100 aircraft representing 2.55% of our portfolio by appraised value as of January 31, 2003, has signed a restructuring agreement which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has recently grounded a significant portion of its F-100 fleet but has to date continued to meet its obligations to us. The servicer is currently discussing a further potential restructuring of the lessee's obligations which may involve the early return of some aircraft.

During the three months ended December 31, 2002, a Brazilian lessee of three B737-500 aircraft, representing 2.10% of our portfolio by appraised value at January 31, 2003 was in arrears. The lessee had previously entered into a restructuring of the obligations under its leases, under which the lessee was granted a deferral of 50% of rentals for the six month period to March 2002 with repayment to commence in March 2003 over a thirty six month period. The servicer is currently having further discussions with the lessee which may lead to the early return of the aircraft.

One Mexican lessee of eight F-100 aircraft representing 2.74% of our portfolio by appraised value as of January 31, 2003 has contracted to extend the leases for an average period of 24 months from current expiry with a reduction in rentals of approximately 41% with effect from October 2001.

A second Mexican lessee leased nine aircraft at December 31, 2002 representing 1.62% of our portfolio by appraised value as of January 31, 2003. On October 31, 2002, one of these aircraft, a DC9-32 operated by the lessee, skidded off a runway following a landing during heavy rain. There were no fatalities. The aircraft has been deemed a constructive total loss by the insurers and the insurance proceeds are expected to be received before the March payment date.

At December 31, 2002, we leased ten aircraft, representing 6.38% of our portfolio by appraised value at January 31, 2003 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At December 31, 2002, we leased seven aircraft (included above) to one Colombian lessee, representing 5.18% of our portfolio by appraised value at January 31, 2003. On September 27, 2001, the servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee is currently in arrears and the servicer had previously agreed to a 50% deferral of rentals for three months to be repaid over six months from January 2003. However, the lessee is currently in discussions with the servicer regarding further lease restructuring with rental reductions combined with lease extensions being a potential outcome.

Asia and the Far East

As at December 31, 2002, we leased 30 aircraft representing 15.85% of our portfolio by appraised value as of January 31, 2003 to 13 lessees in this region. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region. On October 12, 2002, Bali was the location of a terrorist attack. It is unclear at this time what effect if any this may have on the aviation industry in this region, but a decline in tourism in this area may adversely affect demand for aircraft in the region.

Other

At December 31, 2002 we leased 7 aircraft which represented 2.75% of our portfolio by appraised value as of January 31, 2003, to operators in countries other than the regions listed above.

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

One new requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For 180 of our aircraft, installation of GPWS will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At December 31, 2002, 29 aircraft representing 19.28% of the portfolio by appraised value as of January 31, 2003, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $13.7 million. To date, we have completed the modification of nine aircraft at a cost of $4.3 million. We expect to complete the modification of a further ten aircraft by March 31, 2003 at an estimated cost of approximately $4.4 million and to modify the remaining ten aircraft by December 31, 2005 at an estimated cost of $5.0 million.

The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 58 Boeing 737 aircraft, representing 34.79% of our portfolio by appraised value at January 31, 2003, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

The FAA has issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. The average cost per aircraft of these modifications is expected to be approximately $184,000 and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our 58 Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

In light of the events of September 11, 2001, the FAA has issued Special Federal Aviation Regulation Amendments mandating the installation of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit before April 2003. Other aviation authorities are expected to mandate similar requirements before November 2003. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft will be modified by the lessee with no cost to us. However such requirements may increase remarketing costs for aircraft currently off-lease or which are returned to us over the next twelve months.

Results of Operations - Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001.

Airplanes Group's results for the three months ended December 31, 2002 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to the requirement for impairment provisions in the quarter ended December 31, 2002 as well as in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $16 million in cash from operations in the three months ended December 31, 2002 compared to $34 million in the same period of the previous year. The decrease in cash generated from operations in the three month period ended December 31, 2002 is primarily attributable to a reduction in lease revenues due primarily to an increased level of lease restructurings and, to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Also, in the three months ended December 31, 2001 we received $11.36 million as a result of the sale of our swaption portfolio. Notwithstanding the generation of $16 million in cash from operations in the three month period ended December 31, 2002, cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended December 31, 2002 of $238 million (Airplanes Limited: $219 million; Airplanes Trust: $19 million) compared to a net loss after taxation for the three months ended December 31, 2001 of $411 million (Airplanes Limited: $357 million; Airplanes Trust: $54 million). Excluding accrued but unpaid class E note interest, the decrease in net loss of $173 million for the three months ended December 31, 2002 was primarily attributable to an impairment provision of $291 million in the three months ended December 31, 2001 as compared to the impairment provision of $76 million required in the three months ended December 31, 2002.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended December 31, 2002 were $81 million (Airplanes Limited: $77 million; Airplanes Trust: $4 million) compared with $96 million (Airplanes Limited: $89 million; Airplanes Trust: $7 million) for the three months ended December 31, 2001. The decrease in 2002 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended December 31, 2002 and to the reduction in the number of aircraft on lease in the period ended December 31, 2002 as a consequence of aircraft sales in previous periods. At December 31, 2002, we had 162 of our 182 aircraft on lease (Airplanes Limited: 153 aircraft; Airplanes Trust: 9 aircraft) compared to 182 of our 188 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust:
14 aircraft) at December 31, 2001.

Impairment Provision

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an impairment assessment when an asset's carrying value is greater than its net undiscounted expected future cash flows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cash flows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $76 million (Airplanes Limited: $74 million; Airplanes Trust: $2 million).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 2002 amounted to $36 million (Airplanes Limited: $34 million; Airplanes
Trust: $2 million) as compared with $41 million (Airplanes Limited: $37 million; Airplanes Trust: $4 million) for the three months ended December 31, 2001. The reduction in the charge in the three month period ended December 31, 2002 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and to a lesser extent, aircraft sales in previous periods.

Aircraft Sales

Sales proceeds of $1 million (Airplanes Limited: $1 million, Airplanes Trust:
$Nil) in respect of the sale of one DC9-51 aircraft were received in the three month period ended December 31, 2002. Aircraft sales proceeds of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) in respect of the sale of one B737-200A aircraft were received in the three months ended December 31, 2001. The net book value of the aircraft sold was $Nil (Airplanes Limited:
$Nil, Airplanes Trust: $Nil) in each of the periods ended December 31, 2002 and 2001.

Net Interest Expense

Net interest expense was $184 million (Airplanes Limited: $167 million; Airplanes Trust: $17 million), of which $44 million related to interest on the class A to D notes and swaps and $140 million related to interest on the class E notes in the three month period ended December 31, 2002 compared to $157 million (Airplanes Limited: $143 million; Airplanes Trust: $14 million), of which $48 million related to interest on the class A to D notes and swaps, and $109 million related to interest on the class E notes in the three month period ended December 31, 2001. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $31 million, partially offset by lower average debt and interest rates in the three months ended December 31, 2002.

The weighted average interest rate on the class A to D notes during the three months ended December 31, 2002 was 6.73% and the average debt in respect of the class A to D notes outstanding during the period was $2,652 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, as adjusted (by reference to the U.S. consumer price index with effect from March 28, 1996) to the current level of 23.4%.

The weighted average interest rate on the class A to D notes during the three months to December 31, 2001 was 7.02% and the average debt in respect of the class A to D notes outstanding during the period was $2,768 million.

The difference for the three months ended December 31, 2002 in Airplanes Group's net interest expense of $184 million (Airplanes Limited: $167 million; Airplanes Trust: $17 million) and cash paid in respect of interest of $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 2002, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $1 million in the three months ended December 31, 2001 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions in respect of bad and doubtful debts in the three months ended December 31, 2002 of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) compared with an overall net release of provisions of $2 million for the three months ended December 31, 2001 (Airplanes Limited: $2 million; Airplanes Trust:
$Nil).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended December 31, 2002 amounted to $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) compared with other lease costs of $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) in the three months ended December 31, 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended December 31, 2002 amounted to $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months ended December 31, 2001 of $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended December 31, 2002 and the three months ended December 31, 2001 include $6 million (Airplanes
Limited: $6 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended December 31, 2002 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $2 million (Airplanes Limited: $2 million; Airplanes Trust $Nil) for the three month period ended December 31, 2001.

Operating Loss

The operating loss for the three months ended December 31, 2002 was $238 million (Airplanes Limited: $219 million; Airplanes Trust: $19 million) compared with an operating loss of $418 million for the three months ended December 31, 2001 (Airplanes Limited: $358 million; Airplanes Trust: $60 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no tax benefit/charge in the three months ended December 31, 2002, as compared with a tax benefit of $7 million (Airplanes Limited: $1 million, Airplanes Trust: $6 million) for the three months ended December 31, 2001.

Net Loss

The net loss after taxation for the three months ended December 31, 2002 was $238 million (Airplanes Limited: $219 million; Airplanes Trust: $19 million) compared with a net loss after taxation for the three months ended December 31, 2001 of $411 million (Airplanes Limited: $357 million; Airplanes Trust: $54 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

Liquidity

Cash balances at December 31, 2002 amounted to $140 million (Airplanes Limited:
$134 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2001 of $142 million (Airplanes Limited: $136 million; Airplanes
Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 2002 amounted to $16 million (Airplanes Limited: $15 million; Airplanes
Trust: $1 million) compared with $34 million in the three months ended December 31, 2001 (Airplanes Limited: $31 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $44 million in the three months ended December 31, 2002 (Airplanes Limited:

$40 million; Airplanes Trust: $4 million) compared with $39 million in the three months ended December 31, 2001 (Airplanes Limited: $34 million; Airplanes
Trust: $5 million). The decrease in cash provided by operating activities in the three month period ended December 31, 2002 is primarily attributable to a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cash flows provided by investing activities in the three months ended December 31, 2002 included the receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one DC9-51 aircraft. In the three months ended December 31, 2001, cash flows provided by investing activities included the receipt of $1 million in relation to the sale of one B737-200A aircraft (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Cash flows used in financing activities in the three months ended December 31, 2002 primarily reflect the repayment of $18 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $17 million; Airplanes Trust: $1 million) compared with $35 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $32 million; Airplanes Trust: $3 million) in the three months ended December 31, 2001. The decrease in principal repayments is principally as a result of a decrease in cash generated as outlined above.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,237 million (Airplanes Limited: $2,946 million; Airplanes Trust: $291 million) at December 31, 2002 and $3,342 million (Airplanes Limited: $3,041 million; Airplanes Trust: $301 million) at December 31, 2001. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,646 million (Airplanes Limited: $2,408 million; Airplanes Trust: $238 million) at December 31, 2002 and $2,751 million (Airplanes Limited: $2,503 million; Airplanes
Trust: $248 million) at December 31, 2001. Airplanes Group had $591 million class E notes outstanding at December 31, 2002 and December 31, 2001.

Airplanes Group's $700 million subclass A-8 notes have an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance as compared with the 2001 Base Case, as reflected in the recent actions taken by the rating agencies, we believe that such a refinancing at this time would not be economically viable and therefore will not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.50% per annum will begin to accrue on these notes from March 15, 2003 and will continue to accrue until they are repaid in full or refinanced. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of interest, minimum principal and scheduled principal on the class A, class B, class C and class D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Our ability to pay step-up interest has not been rated by any of the rating agencies.

Results of Operations - Nine Months Ended December 31, 2002 Compared with Nine Months Ended December 31, 2001.

Airplanes Group's results for the nine months ended December 31, 2002 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to the requirement for impairment provisions in the nine months ended December 31, 2002 and in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $82 million in cash from operations in the nine months ended December 31, 2002 compared to $103 million in the nine months ended December 31, 2001. The decrease in cash generated from operations is primarily attributable to a reduction in lease revenues caused by an increased level of lease restructurings and, to a lesser extent, greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. There were four aircraft sales in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001 when there were two sales. There was a net loss after taxation for the nine months ended December 31, 2002 of $518 million (Airplanes Limited: $474 million; Airplanes Trust: $44 million) compared to a net loss after taxation for the nine months ended December 31, 2001 of $615 million (Airplanes Limited: $540 million; Airplanes Trust: $75 million). Excluding accrued but unpaid class E note interest, the decrease in the net loss for the period of $97 million was primarily attributable to an aircraft impairment provision of $291 million (Airplanes Limited: $244 million; Airplanes Trust: $47 million) in the nine months ended December 31, 2001, as compared to a provision of $76 million (Airplanes Limited: $74 million; Airplanes Trust: $2 million) in the nine months ended December 31, 2002 and a reduction in revenue due to rental restructurings in the nine months ended December 31, 2002.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts from certain of our lessees) for the nine months ended December 31, 2002 were $283 million (Airplanes Limited: $265 million; Airplanes Trust: $18 million) compared with $322 million (Airplanes Limited: $298 million; Airplanes Trust: $24 million) for the nine months ended December 31, 2001. The decrease was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft off-lease and to the reduction in the number of aircraft on lease as a consequence of aircraft sales in previous periods. At December 31, 2002, we had 162 of our 182 aircraft on lease (Airplanes Limited: 153 aircraft; Airplanes Trust: 9 aircraft) compared to 182 of our 188 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 14 aircraft) at December 31, 2001.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires the recognition of an impairment assessment when an asset's carrying value is greater than its net undiscounted expected future cash flows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cash flows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $76 million (Airplanes Limited: $74 million; Airplanes Trust: $2 million).

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 2002 amounted to $107 million (Airplanes Limited: $101 million; Airplanes
Trust: $6 million) as compared with $124 million (Airplanes Limited: $113 million; Airplanes Trust: $11 million) for the nine months ended December 31, 2001. The reduction in the charge resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and, to a lesser extent, aircraft sales in previous periods.

Aircraft Sales

Aircraft sales revenues of $5 million (Airplanes Limited: $5 million, Airplanes
Trust: $Nil million) in respect of the sale of two B737-200A aircraft and two DC9-51 aircraft were received in the nine months ended December 31, 2002. The net book value of the aircraft sold was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil). Sales revenues of $4 million (Airplanes
Limited: $4 million; Airplanes Trust; $Nil) in respect of the sale of two B737-200A aircraft were received in the nine months ended December 31, 2001. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil).

Net Interest Expense

Net interest expense was $530 million (Airplanes Limited: $482 million; Airplanes Trust: $48 million), of which $395 million related to interest on the class A to D notes and Swaps and $135 million related to interest on the class E notes in the nine month period ended December 31, 2002 compared to $453 million (Airplanes Limited: $412 million; Airplanes Trust: $41 million), of which $140 million related to interest on the class A to D notes and $313 million related to interest on the class E notes in the nine month period ended December 31, 2001. The increase in the amount of interest charged was primarily due to interest on accrued but unpaid class E note interest of $82 million and a net credit of $9 million in the nine months ended December 31, 2001 relating to the sale of our swaption portfolio partially offset by lower average debt and interest rates in the nine months ended December 31, 2002.

The weighted average interest rate on the class A to D notes during the nine months ended December 31, 2002 was 6.86% and the average debt in respect of the class A to D notes outstanding during the period was $2,686 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, as adjusted (by reference to the U.S. consumer price index, effective March 28, 1996) to the current level of 23.4%.

The weighted average interest rate on the class A to D notes during the nine months to December 30, 2001 was 7.22% and the average debt in respect of the class A to D notes outstanding during the period was $2,815 million.

The difference for the nine months ended December 31, 2002 between Airplanes Group's net interest expense of $530 million (Airplanes Limited: $482 million; Airplanes Trust: $48 million) and cash paid in respect of interest of $136 million (Airplanes Limited: $124 million; Airplanes Trust: $12 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 2002, Airplanes Group earned interest income (including lessee default interest) of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil million) compared with $5 million in the nine months ended December 31, 2001 (Airplanes Limited: $5 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge in respect of bad and doubtful debts in the nine months ended December 31, 2002, of $3 million (Airplanes Limited: $2 million; Airplanes Trust: $1 million) compared with an overall net charge of $1 million for the nine months ended December 31, 2001 (Airplanes Limited: $Nil; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the nine months ended December 31, 2002 amounted to $63 million (Airplanes Limited: $58 million; Airplanes Trust: $5 million) compared with other lease costs of $57 million (Airplanes Limited: $53 million; Airplanes Trust: $4 million) in the nine months ended December 31, 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended December 31, 2002 amounted to $26 million (Airplanes Limited: $24 million; Airplanes Trust: $2 million). This is similar to that incurred in the nine months ended December 31, 2001 of $27 million (Airplanes Limited: $25 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS as servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the nine months ended December 31, 2002 and the nine months ended December 31, 2001 include $18 million (Airplanes Limited: $16 million; Airplanes Trust: $2 million) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the nine month period ended December 31, 2002 was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared with the charge of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) for the nine month period ended December 31, 2001.

Operating Loss

The operating loss for the nine months ended December 31, 2002 was $521 million (Airplanes Limited: $475 million; Airplanes Trust: $46 million) compared with an operating loss of $630 million for the nine months ended December 31, 2001 (Airplanes Limited: $548 million; Airplanes Trust: $82 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit of $3 million (Airplanes Limited: $1 million, Airplanes Trust $2 million) in the nine months ended December 31, 2002, as compared with a tax benefit of $10 million (Airplanes Limited: $3 million, Airplanes Trust:
$7 million) for the nine months ended December 31, 2001.

Net Loss

The net loss after taxation for the nine months ended December 31, 2002 was $518 million (Airplanes Limited: $474 million; Airplanes Trust: $44 million) compared with a net loss after taxation for the nine months ended December 31, 2001 of $615 million (Airplanes Limited: $540 million; Airplanes Trust: $75 million), following an adjustment of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) for the cumulative effect in relation to the adoption of SFAS 133.

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The various factors as discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

There was a decrease in the cash balance of $2 million for the nine months ended December 31, 2002, compared with a decrease in the cash balance of $55 million for the nine months ended December 31, 2001. The decrease in the nine month period ended December 31, 2001 was primarily as a result of the reduction of $40 million in the liquidity reserve on April 17, 2001.

Liquidity

The cash balances at December 31, 2002 amounted to $140 million (Airplanes
Limited: $134 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2001 of $142 million (Airplanes Limited: $136 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 2002 amounted to $82 million (Airplanes Limited: $75 million; Airplanes Trust:
$7 million) compared with $103 million in the nine months ended December 31, 2001 (Airplanes Limited: $88 million; Airplanes Trust: $15 million). This includes cash paid in respect of interest of $136 million in the nine months ended December 31, 2002 (Airplanes Limited: $124 million; Airplanes Trust: $12 million) compared with $142 million in the nine months ended December 31, 2001 (Airplanes Limited: $128 million; Airplanes Trust: $14 million). The decrease in cash provided by operating activities in the nine month period ended December 31, 2002 is primarily attributable to a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cash flows provided by investing activities in the nine months ended December 31, 2002 included the receipt of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil million) in relation to the sale of two B737-200A aircraft and two DC9-51 aircraft. Cash provided by capital and sales type leases was $2 million in the nine months ended December 31, 2002 (Airplanes
Limited: $2 million; Airplanes Trust: $Nil). In the nine months ended December 31, 2001, cash flows provided by investing activities included the receipt of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in relation to the sale of two B737-200A aircraft. Cash provided by capital and sales type leases was $7 million in the nine months ended December 31, 2001 (Airplanes
Limited: $7 million; Airplanes Trust: $Nil).

Cash flows used in financing activities in the nine months ended December 31, 2002 primarily reflect the repayment of $89 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $82 million; Airplanes Trust: $7 million) compared with $167 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited:
$152 million; Airplanes Trust: $15 million) in the nine months ended December 31, 2001. The decrease in principal repayments is principally as a result of the release of $40 million of the liquidity reserve in the nine month period ended December 31, 2001, and a decrease in cash generated in the nine month period ended December 31, 2002, as outlined above.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,237 million (Airplanes Limited: $2,946 million; Airplanes Trust: $291 million) at December 31,

2002 and $3,342 million (Airplanes Limited: $3,041 million; Airplanes Trust:
$301 million) at December 31, 2001. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,646 million (Airplanes Limited: $2,408 million; Airplanes Trust: $238 million) at December 31, 2002 and $2,751 million (Airplanes Limited: $2,503 million; Airplanes Trust: $248 million) at December 31, 2001. Airplanes Group had $591 million class E notes outstanding at December 31, 2002 and December 31, 2001.

Airplanes Group's $700 million subclass A-8 notes have an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance as compared with the 2001 Base Case, as reflected in the recent actions taken by the rating agencies, we believe that such a refinancing at this time would not be economically viable and therefore will not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.50% per annum will begin to accrue on these notes from March 15, 2003 and will continue to accrue until they are repaid in full or refinanced. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of interest, minimum principal and scheduled principal on the class A, class B, class C and class D notes and any aircraft modification payments. To the extent that step-up interest is not paid it will accrue in accordance with the terms of the subclass A-8 notes. Our ability to pay step-up interest has not been rated by any of the rating agencies.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Three Month Period from October 9, 2002 to January 15, 2003.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2002 and Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 which are filed with the Securities and Exchange Commission and available from http://www.sec.gov and pages 1 to 13 of this Form 10-Q Report.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange
Commission as Forms 8-K for the relevant months ended November 15, 2002, December 16, 2002 and January 15, 2003. The financial data in these reports includes cash receipts from October 9, 2002 (first day of the Calculation
Period for the November 2002 Report) up to January 9, 2003 (last day of the Calculation Period for the January 2003 Report). Page 46 presents the cumulative cashflow information from March 2001 to the January 2003 Payment Date. This report, however, limits its commentary to the Three Month Period.

The Offering Memorandum dated March 8, 2001 contained assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 Base Case"). Since these assumptions were developed, global economic conditions, and particularly conditions in the commercial aviation industry, have worsened significantly, particularly since September 11, 2001, as discussed above under "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments". Accordingly the performance of Airplanes Group has been and we expect it to continue to be worse than the 2001 Base Case, with particular reference to those assumptions relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page 45.

Cash Collections

"Total Cash Collections" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $72.3 million in Total Cash Collections, $37.4 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 44).

[2]  Renegotiated Leases

     "Renegotiated Leases" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $5.7 million, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with four Latin American lessees, one North American lessee, four European lessees and three Asian lessees representing 37 aircraft in total on lease to these lessees at December 31, 2002 and 21.56% of our portfolio by appraised value at January 31, 2003 respectively.

For details of current lessee restructurings please refer to "Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $20.5 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, two DC9-51 aircraft, one DC8-71F aircraft, one B727-200A aircraft and two B737-200A aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $1.0 million in lease rentals compared to the 2001 Base Case in the Three Month Period. Lease rentals totaling $0.1 million were received in the Three Month Period in respect of three DC9-32 aircraft which have remained on lease after their assumed sale date in the 2001 Base Case.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Three Month Period, Contracted Lease Rentals were $77.6 million, which was $27.1 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $2.4 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.2% of the 2001 Base Case Lease Rentals in the Three Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.8% of the 2001 Base Case Lease Rentals. For the Three Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $12.2 million (11.7% of Lease Rentals) compared to $6.0 million outflow assumed in the 2001 Base Case, a variance of $6.2 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $3.1 million for the Three Month Period (3.0% of Lease Rentals), as compared to the 2001 Base Case assumption of $1.0 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.4 million in accordance with these restructurings. Payments totaling $0.2 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had twenty-four aircraft AOG at various times during the Three Month Period and at December 31, 2002, twenty aircraft were AOG, one of which was subject to a contract for sale and two of which were subject to a letter of intent for lease. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $9.6 million (9.2% of Lease Rentals), as compared to $4.4 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

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

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rentals amounted to $67.8 million, $30.9 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, Interest Earned amounted to $0.5 million, $1.1 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 1.4% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totaling $5.0 million were received in the Three Month Period in respect of the sale of one DC8-71F aircraft. In the 2001 Base Case, aircraft sales proceeds totaling $9.4 million are assumed to be received in the Three Month Period in respect of the assumed sale of three DC9-32 aircraft. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, negative net maintenance cashflows of $1.0 million were paid. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.


CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $11.7 million compared to $13.6 million assumed in the 2001 Base Case, a positive variance of $1.9 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $5.5 million (5.3% of Lease Rentals) compared to $5.2 million (5.0% of Lease Rentals) assumed in the 2001 Base Case.

     "SG&A Expenses" relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.7 million, $0.3 million less than that assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:
                                                                    $M
     Retainer Fee...................................................5.7
     Minimum Incentive Fee..........................................0.0
     Core Cashflow/Sales Incentive Fee..............................0.0
                                                                    ---
     Total Aircraft Servicer Fee................................... 5.7
                                                                    ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $0.5 million, $1.9 million less than an assumed expense of $2.4 million in the 2001 Base Case.

[30] Interest Payments

     In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $27.7 million which is $17.3 million lower than the 2001 Base Case. The variance reflects a lower than expected level of average interest rates on the floating rate class A and B notes. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Three Month Period was 1.5%.

     In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Three Month Period were $13.6 million higher than the $2.1 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33] Principal Payments

     In the twenty-two month period from March 10, 2001 to January 15, 2003, total principal payments amounted to $278.8 million, (comprising $244.3 million on the class A notes and $34.5 million on the class B notes), $59.4 million less than assumed in the 2001 Base Case. The breakdown of the $59.4 million variance is set out on page 46. In the Three Month Period, total principal payments amounted to $14.7 million, (comprising $9.0 million on the class A notes and $5.7 million on the class B notes), $34.3 million less than assumed in the 2001 Base Case. The breakdown of the $34.3 million variance is set out on page 45.

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,063.0 million at January 15, 2003. Our portfolio is appraised annually and the most recent appraisal prior to the January 15, 2003 Payment Date was obtained on January 31, 2002 and valued the current portfolio at $2,776.9 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,615.9 million at January 15, 2003.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the twenty-two month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amount on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the twenty-two month period. Total deferrals of class C and class D scheduled principal amounts amounted to $49.8 million and $28.3 million respectively as of January 15, 2003. The class A principal adjustment amount outstanding was $170.3 million as of January 15, 2003.

     Based on the most recent annual appraisal dated January 31, 2003, the decline in the aircraft valuations in the year to the February 2003 Payment Date was approximately $170 million more than the decline assumed in the aircraft depreciation schedules used in the Base Case. The decline in appraised values in this period has resulted in an increase in the class A principal adjustment amount at the February 18, 2003 Payment Date from $178.5 million to $281.9 million.

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

     OTHER ISSUES

     For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Performance."

Note                 Report Line Name                            Description
----                 ----------------                            -----------
                     CASH COLLECTIONS
[1]                  Lease Rentals.............................. Assumptions as per the 2001 Base Case
[2]                  - Renegotiated Leases...................... Change in contracted rental cash flow caused by a renegotiated lease
[3]                  - Rental Resets............................ Re-leasing events where new lease rate deviated from the 2001
                                                                 Base Case
[4]                  - Lease Rentals - Aircraft Sales........... Revenue foregone on aircraft sold prior to their assumed sale in the 2001 Base Case net of revenue received on aircraft remaining on lease after their assumed sale in the 2001 Base Case
[5]  S [1]...[4]       Contracted Lease Rentals................. Current Contracted Lease Rentals due as at the latest
                                                                 Calculation Date
[6]                  Movement in Current Arrears Balance         Current Contracted Lease Rentals not received as at the latest
                                                                 Calculation Date, excluding Bad Debts
[7]                  Less Net Stress related Costs
[8]                  - Bad Debts................................ Arrears owed by former lessees and deemed irrecoverable
[9]                  - Deferred Arrears Balance................. Current arrears that have been capitalized and restructured as a
                                                                 Note Payable
[10]                 - AOG...................................... Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                 - Other Leasing Income..................... Includes lease termination payments, rental guarantees and late payments charges
[12]                 - Repossession............................. Legal and technical costs incurred in repossessing aircraft.
[13] S [8]...[12]      Sub-total
[14] [5]+[6]+[13]    Net Lease Rentals.......................... Contracted Lease Rentals less Movement in Current Arrears
                                                                 Balance and Net Stress related costs
[15]                 Interest Earned............................ Interest earned on monthly cash balances
[16]                 Aircraft Sales............................. Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                 Net Maintenance............................ Maintenance Revenue Reserve received less reimbursements to lessees
[18]                 Other Receipts............................. Receipts from GE Capital under the Tax Sharing Agreement
[19] S [14]...[18]     Total Cash Collections................... Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                                 Maintenance + Other Receipts

                     CASH EXPENSES
                     Aircraft Operating Expenses................ All operational costs related to the leasing of aircraft.
[20]                 - Releasing and Other Overheads............ Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                     SG&A Expenses
[21]                 Aircraft Servicer Fees..................... Monthly and annual fees paid to servicer
                     - Retainer Fee............................. Fixed amount per month per aircraft
                     - Minimum Incentive Fee.................... Minimum annual fee paid to servicer for performance above an annually agreed target.
                     - Core Cashflow/Sales Incentive Fee........ Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]            Sub-total
[23]                 Other Servicer Fees and Other Overheads.... Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[24]  [22]+[23]      Sub-total
[25]  [20]+[24]      Total Cash Expenses........................ Aircraft Operating Expenses + SG&A Expenses

                     NET CASH COLLECTIONS
[26]  [19]           Total Cash Collections..................... Line 19 above
[27]  [25]           Total Cash Expenses........................ Line 25 above
[28]                 Movement in Expense Account................ Relates to reduction in accrued expense amounts
[29]                 Reduction in Liquidity Reserve............. Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[30]                 Interest Payments.......................... Interest paid on all outstanding debt
[31]                 Swap payments                               Net swap payments (paid)/received
[32] S [26]...[31]   Total

[33]                 PRINCIPAL PAYMENTS                          Principal payments on debt

            Airplanes Cash Flow Performance for the Period from October 9, 2002 to January 15, 2003(3 Months)
                             Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                  % of Lease Rentals under
                                                                                  the 2001 Base Case
                                                             2001                              2001
                                                             ----                              ----
                                                Actual    Base Case    Variance    Actual   Base Case   Variance
                                                ------    ---------    --------    ------   ---------   --------
              CASH COLLECTIONS                       $M        $M         $M
1             Lease Rentals                         104.7     104.7        0.0      100.0%      100.0%     0.0%
2              -  Renegotiated Leases                (5.7)      0.0       (5.7)      (5.4%)       0.0%    (5.4%)
3              -  Rental Resets                     (20.5)      0.0      (20.5)     (19.6%)       0.0%   (19.6%)
4              -  Lease Rentals - Aircraft Sales     (0.9)      0.0       (0.9)      (0.9%)       0.0%    (0.9%)
                                                    -----      ----      -----      -----       -----    ------

5  S 1 - 4    Contracted Lease Rentals               77.6     104.7      (27.1)      74.1%      100.0%   (25.9%)
6             Movement in Current Arrears             2.4       0.0        2.4        2.3%        0.0%     2.3%
              Balance
7             less Net Stress Related Costs
8              -  Bad Debts                          (3.1)     (1.0)      (2.1)      (3.0%)      (1.0%)   (2.0%)
9              -  Deferred Arrears Balance            0.4       0.2        0.2        0.4%        0.2%     0.2%
10             -  AOG                                (9.6)     (4.4)      (5.2)      (9.2%)      (4.2%)   (5.0%)
11             -  Other Leasing Income                0.1       0.0        0.1        0.1%        0.0%     0.1%
12             -  Repossession                        0.0      (0.8)       0.8        0.0%       (0.8%)    0.8%
                                                    -----      ----      -----      -----       -----    ------
13 S 8 - 12   Sub-total                             (12.2)     (6.0)      (6.2)     (11.7%)      (5.8%)   (5.9%)
14 5+6+13     Net Lease Rental                       67.8      98.7      (30.9)      64.8%       94.3%   (29.5%)
15            Interest Earned                         0.5       1.6       (1.1)       0.5%        1.5%    (1.1%)
16            Aircraft Sales                          5.0       9.4       (4.4)       4.8%        9.0%    (4.2%)
17            Net Maintenance                        (1.0)      0.0       (1.0)      (1.0%)       0.0%    (1.0%)
18            Other Receipts                          0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                    -----      ----      -----      -----       -----    ------
19 S 14 - 18  Total Cash Collections                 72.3     109.7      (37.4)      69.1%      104.8%   (35.7%)
                                                    =====     =====      =====      =====       =====    =====

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other               (5.5)     (5.2)      (0.3)      (5.3%)      (5.0%)   (0.3%)
                  overheads

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                       (5.7)     (5.6)      (0.1)      (5.4%)      (5.3%)   (0.1%)
               -  Minimum Incentive Fee               0.0      (0.4)       0.4        0.0%       (0.4%)    0.4%
               -  Core Cashflow/Sales                 0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                    -----      ----      -----      -----       -----    ------
                  Incentive Fee
22      21    Sub-total                              (5.7)     (6.0)       0.3       (5.4%)      (5.7%)    0.3%
23            Other Servicer Fees and                (0.5)     (2.4)       1.9       (0.5%)      (2.3%)    1.8%
                                                    -----      ----      -----      -----       -----    ------
              Other Overheads
24     22+23  Sub-total                              (6.2)     (8.4)       2.2       (5.9%)      (8.0%)    2.1%
                                                    -----      ----      -----      -----       -----    ------
25     24+20  Total Cash Expenses                   (11.7)    (13.6)       1.9      (11.2%)     (13.0%)    1.8%
                                                    =====     =====      =====      =====       =====    =====

              NET CASH COLLECTIONS
26      19    Total Cash Collections                 72.3     109.7      (37.4)      69.1%      104.8%   (35.7%)
27      25    Total Cash Expenses                   (11.7)    (13.6)       1.9      (11.2%)     (13.0%)    1.8%
28            Movement in Expense Account            (2.5)      0.0       (2.5)      (2.4%)       0.0%    (2.4%)
29            Reduction in Liquidity Reserve          0.0       0.0        0.0        0.0%        0.0%     0.0%
30            Interest Payments                     (27.7)    (45.0)      17.3      (26.5%)     (43.0%)   16.5%
31            Swap Payments                         (15.7)     (2.1)     (13.6)     (15.0%)      (2.0%)  (13.0%)
                                                    -----      ----      -----      -----       -----    ------
32 S 26 - 31  TOTAL                                  14.7      49.0      (34.3)      14.0%       46.8%   (32.8%)
                                                    =====     =====      =====      =====       =====    =====

33            PRINCIPAL PAYMENTS
              Subclass A-6                            9.0      43.9      (34.9)       8.6%       41.9%   (33.3%)
              Class B                                 5.7       5.1        0.6        5.4%        4.9%     0.6%
                                                    -----      ----      -----      -----       -----    ------
              Total                                  14.7      49.0      (34.3)      14.0%       46.8%   (32.8%)
                                                    =====     =====      =====      =====       =====    =====

              Debt Balances at January 15, 2003
              Subclass A-6                          201.1     140.3
              Subclass A-8                          700.0     700.0
              Subclass A-9                          750.0     750.0
              Class B                               243.8     245.2
              Class C                               349.8     349.8
              Class D                               395.1     395.1
                                                    -----     -----
                                                  2,639.8   2,580.4

Airplanes Cash Flow Performance for the Period from March 10, 2001 to January 15, 2003 (22 Months)
                         Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                   % of Lease Rentals under
                                                                                      the 2001 Base Case
                                                                  2001                         2001
                                                                  ----                         ----
                                                    Actual   Base Case   Variance   Actual  Base Case  Variance
                                                    ------   ---------   --------   ------  ---------  --------
              CASH COLLECTIONS                        $M          $M        $M
1             Lease Rentals                          775.9       775.9       0.0   100.0%    100.0%      0.0%
2              -  Renegotiated Leases                (56.8)        0.0     (56.8)   (7.3%)     0.0%     (7.3%)
3              -  Rental Resets                      (78.1)        0.0     (78.1)  (10.1%)     0.0%    (10.1%)
4              -  Lease Rentals - Aircraft Sales      (3.4)        0.0      (3.4)   (0.4%)     0.0%     (0.4%)
                                                     -----       -----     -----   -----     -----     -----

5     S 1 - 4 Contracted Lease Rentals               637.6       775.9    (138.3)   82.2%    100.0%    (17.8%)
6             Movement in Current Arrears              3.0         0.0       3.0     0.4%      0.0%      0.4%
              Balance
7             less Net Stress Related Costs
8              -  Bad Debts                           (6.7)       (7.8)      1.1    (0.9%)    (1.0%)     0.1%
9              -  Deferred Arrears Balance             6.6         3.1       3.5     0.9%      0.4%      0.5%
10             -  AOG                                (37.0)      (32.7)     (4.3)   (4.8%)    (4.2%)    (0.6%)
11             -  Other Leasing Income                11.7         0.0      11.7     1.5%      0.0%      1.5%
12             -  Repossession                        (4.1)       (6.2)      2.1    (0.5%)    (0.8%)     0.3%
                                                     -----       -----     -----   -----     -----     -----
13  S 8 - 12  Sub-total                              (29.5)      (43.6)     14.1    (3.8%)    (5.6%)     1.8%
14    5+6+13  Net Lease Rental                       611.1       732.3    (121.2)   78.8%     94.4%    (15.6%)
15            Interest Earned                          7.7        12.8      (5.1)    1.0%      1.6%     (0.7%)
16            Aircraft Sales                          22.8        21.1       1.7     2.9%      2.7%      0.2%
17            Net Maintenance                         32.9         0.0      32.9     4.2%      0.0%      4.2%
18            Other Receipts                           8.3         0.0       8.3     1.1%      0.0%      1.1%
                                                     -----       -----     -----   -----     -----     -----
19  S 14 - 18 Total Cash Collections                 682.8       766.2     (83.4)   88.0%     98.7%    (10.7%)
                                                     =====       =====     ======   =====     =====    =====

              CASH EXPENSES
              Aircraft Operating Expenses
20             -  Re-leasing and other overheads     (35.0)      (38.9)      3.9    (4.5%)    (5.0%)     0.5%

              SG&A Expenses
21            Aircraft Servicer Fees
               -  Retainer Fee                       (40.7)      (41.1)      0.4    (5.2%)    (5.3%)     0.1%
               -  Minimum Incentive Fee               (3.0)       (2.8)     (0.2)   (0.4%)    (0.4%)     0.0%
               -  Core Cashflow/Sales Incentive Fee   (0.2)        0.0      (0.2)   (0.0%)     0.0%      0.0%
                                                     -----       -----     -----   -----     -----     -----
22      21    Sub-total                              (43.9)      (43.9)      0.0    (5.7%)    (5.7%)     0.0%
23            Other Servicer Fees and Other
                Overheads                            (20.0)      (19.3)     (0.7)   (2.6%)    (2.5%)    (0.1%)
                                                     -----       -----     -----   -----     -----     -----
24     22+23  Sub-total                              (63.9)      (63.2)     (0.7)   (8.2%)    (8.1%)    (0.1%)
                                                     -----       -----     -----   -----     -----     -----

25     24+20  Total Cash Expenses                    (98.9)     (102.1)      3.2   (12.7%)   (13.2%)     0.4%
                                                     =====       =====     ======   =====     =====    =====

              NET CASH COLLECTIONS
26      19    Total Cash Collections                 682.8       766.2     (83.4)   88.0%     98.7%    (10.7%)
27      25    Total Cash Expenses                    (98.9)     (102.1)      3.2   (12.7%)   (13.2%)     0.4%
28            Movement in Expense Account             (8.0)        0.0      (8.0)   (1.0%)     0.0%     (1.0%)
29            Reduction in Liquidity Reserve          40.0        40.0       0.0     5.2%      5.2%      0.0%
30            Interest Payments                     (247.5)     (342.6)     95.1   (31.9%)   (44.2%)    12.3%
5.1           Swap Payments                          (89.6)      (23.3)    (66.3)  (11.5%)    (3.0%)    (8.5%)
                                                     -----       -----     -----   -----     -----     -----
32 S 26 - 31  TOTAL                                  278.8       338.2     (59.4)   35.9%     43.6%     (7.7%)
                                                     =====       =====     ======   =====     =====    =====

33            PRINCIPAL PAYMENTS
              Subclass A-6                           244.3       305.1     (60.8)   31.5%     39.3%     (7.8%)
              Class B                                 34.5        33.1       1.4     4.4%      4.3%      0.2%
                                                     -----       -----     -----   -----     -----     -----
              Total                                  278.8       338.2     (59.4)   35.9%     43.6%     (7.7%)
                                                     =====       =====     ======   =====     =====    =====

              Debt Balances at January 15, 2003
              Subclass A-6                           201.1       140.3      60.8
              Subclass A-8                           700.0       700.0       0.0
              Subclass A-9                           750.0       750.0       0.0
              Class B                                243.8       245.2      (1.4)
              Class C                                349.8       349.8       0.0
              Class D                                395.1       395.1       0.0
                                                     -----       -----       ---
                                                   2,639.8     2,580.4      59.4
                                                   =======     =======      ====

                                                      Mar-01                                2001
                                                      ------                                ----
                                                     Closing          Actual           Base Case
                                                     -------          ------           ---------
                                                          $m              $m                  $m
      Net Cash Collections                                             278.8               338.2

      Add Back Interest and Swap Payments                              337.1               365.9
                                                                       -----               -----

  a   Net Cash Collections                                             615.9               704.1
                                                                       =====               =====
      (excl. interest and swap payments)
  b   Swaps                                                             89.6                23.3
  c   Class A Interest                                                  99.9               182.3
  d   Class A Minimum                                                    0.0                 0.0
  e   Class B Interest                                                  16.5                29.2
  f   Class B Minimum                                                   34.5                33.1
  g   Class C Interest                                                  52.3                52.3
  h   Class D Interest                                                  78.8                78.8
  i   Class A Principal Adjustment                                     244.3               305.1
  i   Class C Scheduled                                                  0.0                 0.0
  k   Class D Scheduled                                                  0.0                 0.0
  l   Permitted Aircraft Modifications                                   0.0                 0.0
  m   Step-up Interest                                                   0.0                 0.0
  n   Class E Minimum Interest                                           0.0                 0.0
  o   Class B Supplemental                                               0.0                 0.0
  p   Class A Supplemental                                               0.0                 0.0
                                                                       -----               -----
      Total                                                            615.9               704.1
                                                                       =====               =====

 [1]  Interest Coverage Ratio
      Class A                                                            3.2                 3.4  = a/(b+c)
      Class B                                                            3.0                 3.0  = a/(b+c+d+e)
      Class C                                                            2.1                 2.2  = a/(b+c+d+e+f+g)
      Class D                                                            1.7                 1.8  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                            3.2                 3.4  = a/(b+c+d)
      Class B                                                            2.6                 2.6  = a/(b+c+d+e+f)
      Class C                                                            1.0                 1.0  = a/(b+c+d+e+f+g+h+ i+j)
      Class D                                                            1.0                 1.0  = a/(b+c+d+e+f+g+h+i+j+k)

      Loan to Value Ratios (in U.S. dollars)
 [3]  Expected Portfolio Value
 [4]  Adjusted Portfolio Value                       3,108.6         2,615.9             2,769.9
      Liquidity Reserve Amount
      Of which - Cash                                  156.9           109.8               116.0
                    - Accrued Expenses                  12.6            12.5                 0.0
                                                     -------         -------             -------
      Subtotal                                         169.5           122.3               116.0
      Less Lessee Security Deposits                     36.9            29.8                36.0
                                                     -------         -------             -------
      Subtotal                                         132.6            92.5                80.0
                                                     -------         -------             -------
 [5]  Total Asset Value                              3,241.2         2,708.4             2,849.9
                                                     =======         =======             =======


Note Balances as at:                              March 15, 2001    January 15, 2003   January 15, 2003
                                                  --------------    ----------------   ----------------

      Class A                                        1,895.4  58.5%   1,651.1   61.0%  1,590.3  55.8%
      Class B                                          278.3  67.1%     243.8   70.0%    245.2  64.4%
      Class C                                          349.8  77.9%     349.8   82.9%    349.8  76.7%
      Class D                                          395.1  90.0%     395.1   97.5%    395.1  90.5%
                                                     -------          -------          -------
                                                     2,918.6          2,639.8          2,580.4
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

The terms of each subclass or class of notes, including the outstanding principal amount as of December 31, 2002 and estimated fair value as of December 31, 2002, are as follows:

                      Annual Interest                                                                    Estimated Fair
                            Rate            Principal Amount      Expected Final           Final            Value at
  Class of Notes     (Payable Monthly)      at Dec 31, 2002        Payment Date*       Maturity Date     Dec 31, 2002**
  --------------     -----------------      ---------------       --------------       -------------     --------------
                                               $ Million                                                    $ Million
Subclass A-6        (LIBOR+.34%)                  205           January 15, 2004     March 15, 2019             195
Subclass A-8        (LIBOR+.375%)                 700           March 15, 2003       March 15, 2019             630
Subclass A-9        (LIBOR+.55%)                  750           November 15, 2008    March 15, 2019             638
Class B             (LIBOR+.75%)                  246           February 15, 2017    March 15, 2019              80
Class C             (8.15%)                       350           December 15, 2013    March 15, 2019              61
Class D             (10.875%)                     395           February 15, 2017    March 15, 2019              20
                                               ------                                                        ------
                                                2,646                                                         1,624
                                               ======                                                        ======

---------
* According to 2001 Base Case
** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at December 31, 2002 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

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

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A to D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps (the "swaps"). Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to the expected paydown schedule of the class A and class B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases.

At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 2002, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,745 million. The aggregate notional principal balance of these swaps will be reduced to $1,710 million by the end of the fiscal year ended March 31, 2003. These swaps will be further reduced to an aggregate notional principal balance of $1,170 million by the year ended March 31, 2004, to an aggregate notional principal balance of $700 million by the year ended March 31, 2005, to an aggregate notional principal balance of $405 million by March 31, 2006 and to an aggregate notional principal balance of $235 million by March 2007. None of the swaps have a maturity date extending beyond December 2007. The aggregate estimated fair market value of the swaps at December 31, 2002 was ($87.4) million, that is the swaps were "out-of-the-money", such that if sold, Airplanes Group would incur a loss of $87.4 million, as detailed below:

                             Airplanes Group Swap Book at December 31, 2002

           Notional                             Final        Fixed       Estimated Fair
 Swap     Amount (i)           Effective       Maturity       Rate      Market Value ($)
  No.     $'millions              Date           Date     Payable (ii) as at Dec 31, 2002
   1          40               25-Aug-98      15-Feb-03     6.3900%             (236,939)
   2          15               15-Oct-98      15-Feb-03     6.3800%             (133,189)
   3          15               16-Nov-98      15-Feb-03     6.3900%             (133,456)
   4          35               15-Dec-98      15-Feb-03     6.2840%             (303,056)
   5          25               15-Feb-00      15-Mar-03     6.3965%             (315,296)
   6          15               18-Jan-00      15-Mar-03     6.3850%             (207,732)
   7          25               01-Jun-99      15-Mar-03     6.2200%             (268,394)
   8          10               21-Dec-99      15-Mar-03     6.5875%             (131,116)
   9          10               15-Apr-01      15-Apr-03     7.1850%             (192,744)
  10          25               15-Nov-02      15-Apr-03     1.7900%              (60,069)
  11          55               15-Nov-02      15-May-03     1.3880%               (6,760)
  12          65               21-Jun-99      15-Jun-03     6.3100%           (1,174,508)
  13          20               16-Sep-02      16-Jun-03     1.8100%              (45,081)
  14          50               15-Jul-99      15-Aug-03     6.2900%           (1,389,266)
  15          10               18-Jan-00      15-Oct-03     6.4650%             (428,260)
  16          30               17-Aug-99      15-Nov-03     6.3300%           (1,084,737)
  17          35               15-Dec-00      15-Nov-03     7.3625%           (1,505,933)
  18           5               26-Apr-00      15-Nov-03     6.6875%             (289,713)
  19          40               20-Sep-00      15-Nov-03     6.5625%           (1,578,270)
  20          10               15-Nov-00      15-Nov-03     6.5775%             (306,339)
  21          25               15-Feb-01      15-Nov-03     5.2750%             (559,304)
  22          35               24-Mar-00      15-Dec-03     6.8450%           (2,180,739)
  23           0        (iv)   15-Jan-03      15-Dec-03     1.4825%              (39,577)
  24          30               15-May-00      15-Jan-04     7.2995%           (1,188,370)
  25          10               26-Jun-00      15-Feb-04     6.9775%             (514,707)
  26          35               15-Aug-00      15-Feb-04     6.7700%           (2,205,252)
  27          15               18-Aug-00      15-Apr-04     6.7700%             (951,245)
  28          15               15-Nov-01      15-Apr-04     4.8900%             (657,288)
  29          45               30-Apr-02      15-Apr-04     3.3700%           (1,086,048)
  30          80               15-Aug-02      15-Apr-04     2.1600%             (227,333)
  31          25               17-Apr-01      15-May-04     6.8290%           (1,795,318)
  32          10               12-Oct-00      15-Jul-04     6.5850%           (1,302,957)
  33          45               17-Jun-02      15-Jul-04     3.7700%           (2,172,980)
  34          35               17-Sep-01      15-Sep-04     5.7125%           (2,470,589)
  35          85               17-Jun-02      15-Oct-04     3.5800%           (1,519,948)
  36           0        (iv)   15-Jul-03      15-Nov-04     5.7650%           (1,169,553)
  37          15               15-Apr-02      15-Dec-04     5.3975%           (1,687,392)
  38           0        (iv)   15-Apr-03      15-Dec-04     4.2350%             (974,499)
  39          40               15-May-01      15-Jan-05     4.7950%           (2,525,286)
  40          145              21-Aug-01      15-Feb-05     4.4195%           (4,908,938)
  41           0        (iv)   15-Oct-04      17-Oct-05     4.5650%             (180,600)
  42          40               17-Oct-01      15-Nov-05     3.9475%           (1,730,657)
  43          85               24-Jul-01      15-Dec-05     5.2850%           (7,623,972)
  44           0        (iv)   17-Nov-03      17-Jan-06     5.1150%           (1,092,163)




  45          175              20-Dec-01      15-Feb-06     4.6350%          (12,437,854)
  46           0        (iv)   15-May-03      15-Mar-06     2.8800%             (141,850)
  47          35               30-Jan-02      15-Apr-06     3.5040%             (915,936)
  48          130              15-Mar-02      15-Apr-06     4.0125%           (4,735,833)
  49           0        (iv)   15-Dec-03      18-Apr-06     2.9425%             (123,790)
  50          55               15-Aug-02      15-Jul-06     5.5500%           (8,636,890)
  51           0        (iv)   17-Oct-05      15-Oct-06     4.9400%              (94,740)
  52           0        (iv)   15-Jul-04      15-May-07     5.8620%           (4,867,455)
  53           0        (iv)   15-Mar-04      15-May-07     5.2020%           (2,239,821)
  54           0        (iv)   15-Apr-03      15-May-07     3.5350%           (1,147,121)
  55           0        (iv)   17-Mar-03      17-Sep-07     3.8700%           (1,401,097)
  56           0        (iv)   15-May-07      15-Nov-07     4.8000%             (111,171)
  57           0        (iv)   17-Sep-07      17-Dec-07     4.9440%              (36,608)
        ----------------                                               -------------------
             1,745                                                           (87,445,740)
        ================                                               ===================

(i) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(ii) Each of the above swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, which resets monthly on an actual /360 adjusted basis.

(iv) The initial amounts for swaps number 23, 36, 38, 41, 44, 46, 49, 51, 52, 53, 54, 55, 56 and 57 are $30 million, $15 million, $15 million, $15 million, $30 million, $10 million, $30 million, $10 million, $65 million, $20 million, $60 million, $35 million, $95 million and $75 million respectively.

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

From time to time the administrative Agent may also sell at market value or unwind part or all of the outstanding swaptions, for example, to reflect any decreases in the target hedge. In the period from March 28, 1996 to December 31, 2002, Airplanes Group purchased swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold swaptions with an aggregate notional principal balance of $589 million and swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of swaptions at December 31, 2002 therefore amounted to $Nil. Following consultation with the rating agencies, it is not currently proposed to purchase any swaptions primarily due to the low interest rate environment and our current cashflow performance.

Through the use of the swaps, swaptions (when applicable) and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard. In particular, because of our current financial situation, we may have difficulty finding counterparties. Some of our counterparties have also ceased to be eligible counterparties because they have been downgraded.

The directors of Airplanes Limited and the controlling trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the administrative agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group's is required by the indentures to enter into swaps only with counterparties meeting certain rating requirements.

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of refinancing notes with different interest rate provisions from the notes. Please refer to "Risk Factors" in the Airplanes Group Report on Form 10-K for the year ended March 31, 2002 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

The Chairman of the Board of Directors of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to Airplanes Group would be made known to the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust.

(b)  Changes in internal controls

There were no significant changes in the internal controls of Airplanes Group or, to the knowledge of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Part II. Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.97% of our portfolio by appraised value as of January 31, 2003. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP may seek to appeal this decision of the High Court. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance has indicated that it will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002.

Other Matters
Two subsidiaries of Airplanes Trust, AeroUSA Inc. and AeroUSA 3 in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries. debis AirFinance believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial conditions of AeroUSA, Inc.

Since November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. have filed consolidated United States federal tax returns and certain state and local tax returns with General Electric Capital Corporation ("GE"), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:
Filed for event dates October 15, 2002, November 15, 2002 and December 16, 2002 (relating to the monthly report to holders of the certificates) and December 23, 2002 (relating to ratings actions).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003                    AIRPLANES LIMITED


                                           By: /s/ William M. McCann
                                              -------------------------
                                              William M. McCann
                                              Director and Principal Accounting
                                              Officer



Date: February 13, 2003                    AIRPLANES U.S. TRUST


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


Date: February 13, 2003.


/s/ W. M. McCann
------------------------
W. M. McCann
Chairman of the Board of Directors of
Airplanes Limited
Chairman of the Controlling Trustees of
Airplanes U.S. Trust 1




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

                                                                     APPENDIX 1


              Particulars of the Portfolio as of December 31, 2002
                        are contained in the table below

                       AIRPLANES GROUP PORTFOLIO ANALYSIS

                                                                                                                          Appraised
                                                                                                                          Value at
                                                                                                                         January 31,
                                                                                    Aircraft        Engine       Serial      2003
Region            Country                   Lessee                                    Type      Configuration    Number   (US$000's)
------            -------                   ------                                    ----      -------------    ------  ----------
Africa            Tunisia                   Nouvelair Tunisie                      MD83         JT8D-219         49631      12,534
                  Tunisia                   Nouvelair Tunisie                      MD83         JT8D-219         49672      11,487
Asia & Far East   Bangladesh                GMG Airlines                           DHC8-300     PW123             307       6,389
                  China                     China Southern                         B737-500     CFM56-3C1        24897      15,803
                  China                     China Southern                         B737-500     CFM56-3C1        25182      16,771
                  China                     China Southern                         B737-500     CFM56-3C1        25183      17,479
                  China                     China Southern                         B737-500     CFM56-3C1        25188      17,554
                  China                     Shandong Airlines Co. Ltd.             B737-300QC   CFM56-3B1        23499      14,476
                  China                     Shandong Airlines Co. Ltd.             B737-300QC   CFM56-3B1        23500      13,932
                  China                     Xinjiang                               B757-200     RB211-535E4-37   26156      31,404
                  Indonesia                 Merpati Nusantara Airlines             B737-200A    JT8D-15          22368      2,072
                  Indonesia                 Merpati Nusantara Airlines             B737-200A    JT8D-15          22369      1,733
                  Indonesia                 PT Garuda Indonesia                    B737-400     CFM56-3C1        24683      20,100
                  Indonesia                 PT Garuda Indonesia                    B737-400     CFM56-3C1        24691      20,463
                  Indonesia                 PT Mandala Airlines                    B737-200A    JT8D-17          21685      2,198
                  Indonesia                 PT Mandala Airlines                    B737-200A    JT8D-15          22278      2,472
                  Indonesia                 PT Mandala Airlines                    B737-200A    JT8D-17A         22803      3,387
                  Indonesia                 PT Mandala Airlines                    B737-200A    JT8D-17A         22804      3,490
                  Indonesia                 PT Mandala Airlines                    B737-200A    JT8D-17A         23023      3,540
                  Indonesia                 PT Metro Batavia                       B737-200A    JT8D-15          22397      2,937
                  Indonesia                 PT Metro Batavia                       B737-200A    JT8D-17A         22407      1,890
                  Indonesia                 PT Metro Batavia                       B737-400     CFM56-3C1        24345      18,060
                  Indonesia                 PT Metro Batavia                       B737-400     CFM56-3C1        24687      18,888
                  Malaysia                  Air Asia Sdn. Bhd.                     B737-300     CFM56-3C1        24905      18,506
                  Malaysia                  Air Asia Sdn. Bhd.                     B737-300     CFM56-3C1        24907      18,421
                  Pakistan                  Pakistan Int Airline                   A300-B4-200  CF6-50C2          269       4,898
                  Philippines               Philippine Airlines                    B737-400     CFM56-3C1        24684      19,471
                  Philippines               Philippine Airlines                    B737-300     CFM56-3B1        24770      16,556
                  Philippines               Philippine Airlines                    B737-400     CFM56-3C1        26081      22,855
                  South Korea               Asiana Airlines                        B737-400     CFM56-3C1        24493      18,460
                  South Korea               Asiana Airlines                        B737-400     CFM56-3C1        24520      18,829
                  Taiwan                    Far Eastern Air Transport              MD83         JT8D-219         49950      13,015
Australia & New   Australia                 National Jet Systems                   DHC8-100     PW121             229       4,539
 Zealand
Europe            Czech Republic            Travel Servis                          B737-400     CFM56-3C1        24911      21,063
                  France                    Air France                             A320-200     CFM56-5A3         203       23,810
                  France                    Air France                             A320-200     CFM56             220       24,558
                  France                    Air Liberte S.A.                       MD83         JT8D-219         49943      13,437
                  Hungary                   Malev                                  B737-400     CFM56-3C1        25190      21,986
                  Hungary                   Malev                                  B737-400     CFM56-3C1        26069      22,221
                  Hungary                   Malev                                  B737-400     CFM56-3C1        26071      22,446
                  Iceland                   Air Atlanta                            B767-300ER   PW4060           26204      47,594
                  Italy                     Air One SpA                            B737-400     CFM56-3C1        24906      19,154
                  Italy                     Air One SpA                            B737-400     CFM56-3C1        24912      19,308
                  Italy                     Air One SpA                            B737-300     CFM56-3C1        25179      19,595
                  Italy                     Air One SpA                            B737-300     CFM56-3C1        25187      19,617
                  Italy                     Eurofly S.P.A                          MD83         JT8D-219         49390      10,549
                  Italy                     Meridiana SpA                          MD83         JT8D-219         49792      13,533
                  Italy                     Meridiana SpA                          MD83         JT8D-219         49935      13,243
                  Italy                     Meridiana SpA                          MD83         JT8D-219         49951      14,581
                  Netherlands               Schreiner Airways                      DHC8-300     PW123             232       5,701
                  Netherlands               Schreiner Airways                      DHC8-300     PW123             244       5,855
                  Netherlands               Schreiner Airways                      DHC8-300     PW123             266       6,389
                  Netherlands               Schreiner Airways                      DHC8-300     PW123             276       6,132
                  Netherlands               Schreiner Airways                      DHC8-300     PW123             298       6,518
                  Netherlands               Schreiner Airways                      DHC8-300     PW123             300       6,439
                  Norway                    Wideroe's Flyveselskap a/s             DHC8-300     PW123             293       6,365
                  Norway                    Wideroe's Flyveselskap a/s             DHC8-300     PW123             342       6,861
                  Spain                     Futura                                 B737-400     CFM56-3C1        24689      19,922
                  Spain                     Futura                                 B737-400     CFM56-3C1        24690      19,708
                  Spain                     Futura                                 B737-400     CFM56-3C1        25180      22,019
                  Spain                     Spanair                                MD83         JT8D-219         49620      12,205
                  Spain                     Spanair                                MD83         JT8D-219         49624      11,586
                  Spain                     Spanair                                MD83         JT8D-219         49626      12,037
                  Spain                     Spanair                                MD83         JT8D-219         49709      11,598
                  Spain                     Spanair                                MD83         JT8D-219         49936      13,142
                  Spain                     Spanair                                MD83         JT8D-219         49938      13,780
                  Turkey                    FreeBird Airlines                      MD83         JT8D-219         49949      14,967
                  Turkey                    MNG Airlines Cargo                     A300-C4-200  CF6-50C2          83        7,973
                  Turkey                    Turk Hava Yollari                      B737-400     CFM56-3C1        24917      21,152
                  Turkey                    Turk Hava Yollari                      B737-400     CFM56-3C1        25181      21,122
                  Turkey                    Turk Hava Yollari                      B737-400     CFM56-3C1        25184      21,747
                  Turkey                    Turk Hava Yollari                      B737-400     CFM56-3C1        25261      21,653
                  Turkey                    Turk Hava Yollari                      B737-500     CFM56-3C1        25288      17,688
                  Turkey                    Turk Hava Yollari                      B737-500     CFM56-3C1        25289      17,164
                  Turkey                    Turk Hava Yollari                      B737-400     CFM56-3C1        26065      21,892
                  United Kingdom            British Airways CitiExpress            DHC8-300     PW123             296       6,172
                  United Kingdom            British Airways CitiExpress            DHC8-300     PW123             334       6,627
                  United Kingdom            Go Fly Limited                         B737-300     CFM56-3B2        23923      16,116
                  United Kingdom            MyTravel Airways                       A320-200     CFM56             294       25,352
                  United Kingdom            MyTravel Airways                       A320-200     CFM56             301       24,849
                  United Kingdom            MyTravel Airways                       A320-200     CFM56             348       24,258
                  United Kingdom            MyTravel Airways                       A320-200     CFM56-5A3         349       24,858
                  United Kingdom            Titan Airways Limited                  ATR42-300    PW120             109       3,529
                  United Kingdom            Titan Airways Limited                  ATR42-300    PW120             113       3,446
Latin America     Antigua                   Caribbean Star                         DHC8-300     PW123             267       6,550
                  Antigua                   Liat                                   DHC8-100     PW120-A           113       3,319
                  Antigua                   Liat                                   DHC8-100     PW120-A           140       3,498
                  Antigua                   Liat                                   DHC8-100     PW120-A           144       3,492
                  Antigua                   Liat                                   DHC8-100     PW120-A           270       4,083
                  Antigua                   Liat                                   DHC8-300     PW123             283       6,230
                  Brazil                    Rio Sul                                B737-500     CFM56-3C1        25185      16,565
                  Brazil                    Rio Sul                                B737-500     CFM56-3C1        25186      16,497
                  Brazil                    Rio Sul                                B737-500     CFM56-3C1        25191      18,036
                  Brazil                    TAM                                    F100         TAY650-15        11284      6,969
                  Brazil                    TAM                                    F100         TAY650-15        11285      7,094
                  Brazil                    TAM                                    F100         TAY650-15        11304      7,793
                  Brazil                    TAM                                    F100         TAY650-15        11305      7,800
                  Brazil                    TAM                                    F100         TAY650-15        11336      8,163
                  Brazil                    TAM                                    F100         TAY650-15        11347      8,326
                  Brazil                    TAM                                    F100         TAY650-15        11348      7,897
                  Brazil                    TAM                                    F100         TAY650-15        11371      7,973
                  Brazil                    VARIG                                  MD11         CF6-80C2-D1F     48499      46,887
                  Brazil                    VARIG                                  MD11         CF6-80C2-D1F     48500      47,872
                  Brazil                    VARIG                                  MD11         CF6-80C2-D1F     48501      49,184
                  Chile                     Fast Air                               DC8-71F      CFM56-2C1        45810      9,957
                  Chile                     Lan Chile Airlines                     B737-200A    JT8D-17A         23024      3,042
                  Colombia                  Avianca                                ATR42-300    PW121-5A1         284       4,744
                  Colombia                  Avianca                                B767-200ER   PW4056           25421      36,627
                  Colombia                  Avianca                                B757-200     RB211-535E4-37   26154      30,805
                  Colombia                  Avianca                                MD83         JT8D-219         49939      12,127
                  Colombia                  Avianca                                MD83         JT8D-219         49946      12,689
                  Colombia                  Avianca                                MD83         JT8D-219         53120      14,044
                  Colombia                  Avianca                                MD83         JT8D-219         53125      15,175
                  Colombia                  Tampa                                  DC8-71F      CFM56-2C1        45849      9,639
                  Colombia                  Tampa                                  DC8-71F      CFM56-2C1        45945      9,990
                  Colombia                  Tampa                                  DC8-71F      CFM56-2C1        46066      9,543
                  Mexico                    Aeromexico                             DC9-32       JT8D-17          48125      1,613
                  Mexico                    Aeromexico                             DC9-32       JT8D-17          48126      1,872
                  Mexico                    Aeromexico                             DC9-32       JT8D-17          48127      1,463
                  Mexico                    Aeromexico                             DC9-32       JT8D-17          48128      1,763
                  Mexico                    Aeromexico                             DC9-32       JT8D-17          48129      2,004
                  Mexico                    Aeromexico                             DC9-32       JT8D-17          48130      1,178
                  Mexico                    Aeromexico                             MD82         JT8D-217         49660      10,098
                  Mexico                    Aeromexico                             MD82         JT8D-217A        49667      10,202
                  Mexico                    Aeromexico                             MD87         JT8D-219         49673      9,318
                  Mexico                    Mexicana                               F100         TAY650-15        11266      7,146
                  Mexico                    Mexicana                               F100         TAY650-15        11309      7,899
                  Mexico                    Mexicana                               F100         TAY650-15        11319      7,715
                  Mexico                    Mexicana                               F100         TAY650-15        11339      8,210
                  Mexico                    Mexicana                               F100         TAY650-15        11374      9,048
                  Mexico                    Mexicana                               F100         TAY650-15        11375      8,330
                  Mexico                    Mexicana                               F100         TAY650-15        11382      9,248
                  Mexico                    Mexicana                               F100         TAY650-15        11384      9,035
                  Netherlands Antilles      ALM                                    DHC8-300C    PW123             230       6,047
                  Netherlands Antilles      ALM                                    DHC8-300C    PW123             242       5,981
                  Trinidad & Tobago         BWIA International                     MD83         JT8D-219         49789      13,610
North America     Canada                    Air Canada                             A320-200     CFM56-5A1         174       23,124
                  Canada                    Air Canada                             A320-200     CFM56-5A1         175       23,652
                  Canada                    Air Canada                             A320-200     CFM56-5A1         232       23,219
                  Canada                    Air Canada                             A320-200     CFM56-5A1         284       24,282
                  Canada                    Air Canada                             A320-200     CFM56-5A1         309       23,870
                  Canada                    Air Canada                             A320-200     CFM56-5A1         404       26,523
                  Canada                    Air Canada                             B767-300ER   PW4060           24948      44,881
                  Canada                    Air Canada                             B767-300ER   PW4060           26200      48,641
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45811      9,864
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45813      9,285
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45971      9,952
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45973      10,250
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45978      9,161
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45993      9,344
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        45994      8,891
                  United States of America  BAX Global                             DC8-71F      CFM56-2C1        46065      9,493
                  United States of America  DHL Airways                            DC8-73CF     CFM56-2C1        46091      13,251
                  United States of America  Frontier Airlines, Inc.                B737-300     CFM56-3B1        23177      13,191
                  United States of America  Idefix                                 ATR42-300    PW120             249       4,327
                  United States of America  Pace Airlines                          B737-300     CFM56-3B2        23749      15,351
                  United States of America  Polar Air Cargo                        B747-200SF   JT9D-7Q          21730      19,522
                  United States of America  TWA                                    MD83         JT8D-219         49575      11,021
Off Lease                                   Off Lease                              A300-B4-200  CF6-50C2          131       4,935
                                            Off Lease                              DHC8-100     PW121             258       4,111
                                            Off Lease                              METRO-III    TPE331-11         705        853
                                            Off Lease                              METRO-III    TPE331-11         711        804
                                            Off Lease                              METRO-III    TPE331-11         712        941
                                            Off Lease                              B737-200A    JT8D-15          21735      3,059
                                            Off Lease                              B737-200A    JT8D-17A         22802      3,053
                                            Off Lease                              B737-200A    JT8D-15          22979      3,993
                                            Off Lease                              B767-300ER   PW4060           25411      48,288
                                            Off Lease                              DC8-71F      CFM56-2C1        45946      8,888
                                            Off Lease                              DC8-71F      CFM56-2C1        45970      11,459
                                            Off Lease                              DC8-71F      CFM56-2C1        45976      11,546
                                            Off Lease                              DC8-71F      CFM56-2C1        45996      10,346
                                            Off Lease                              DC8-71F      CFM56-2C1        45997      10,345
                                            Off Lease                              DC8-71F      CFM56-2C1        45998      10,421
                                            Off Lease                              DC9-51       JT8D-17          47784      1,490
                                            Off Lease                              MD83         JT8D-219         49442      11,243
                                            Off Lease - LOI Jetsgo Airlines (2)    MD83         JT8D-219         49941      14,168
                                            Off Lease - LOI Titan Airways (2)      B757-200     RB2110-535E4-37  26151      31,591
                                            Off Lease - Sale LOI Aero Capital (1)  B727-200A    JT8D-17R         21600      1,264
Others            Kazakstan                 Air Kazakstan                          B737-200A    JT8D-15          22090      2,086
                  Kazakstan                 Air Kazakstan                          B737-200A    JT8D-15          22453      2,402
                  Ukraine                   Ukraine International                  B737-500     CFM56-3C1        25192      17,286
                  Ukraine                   Ukraine International                  B737-500     CFM56-3C1        26075      16,689

                                                                                                                          ---------
                                                                                                                          2,434,872
                                                                                                                          ---------

Note:

(1)  This aircraft is subject to a sale LOI

(2) This aircraft is subject to a lease LOI and is scheduled for delivery to the relevant lessee after December 31, 2002.