Form 10-Q
period 2003-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2003-08-18
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-99970-01

Airplanes Limited	Airplanes U.S. Trust
Exact Name of Registrants as specified in memorandum of association or trust agreement

Jersey, Channel Islands	Delaware
(State or other jurisdiction of incorporation or organization)

7359 (SIC Code) Airplanes Limited 22 Grenville Street St. Helier Jersey, JE4 8PX Channel Islands (011 44 1534 609 000)	13-3521640 (I.R.S. Employer Identification No.) Airplanes U.S. Trust 1100 North Market Street, Rodney Square North Wilmington, Delaware 19890-0001 (1-302-651-1000)
(Addresses and telephone numbers, including area codes, of Registrants’ principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding at
Issuer	Class	June 30, 2003

Airplanes Limited	Ordinary Shares, $1.00 par value	30

Airplanes Limited and Airplanes U.S. Trust

Form 10-Q for the Three Month Period Ended June 30, 2003

Index

			Page No.
Part I	Financial Information

Item 1	Financial Statements (Unaudited)		3

	—	Unaudited Condensed Balance Sheets – June 30, 2003 and March 31, 2003
	—	Unaudited Condensed Statements of Operations - Three Months Ended June 30, 2003 and June 30, 2002
	—	Unaudited Condensed Statements of Comprehensive Income / (Loss) – Three Months Ended June 30, 2003 and June 30, 2002
	—	Unaudited Statements of Changes in Shareholders’ Deficit / Net Liabilities – Three Months Ended June 30, 2003 and June 30, 2002
	—	Unaudited Condensed Statements of Cash Flows – Three Months Ended June 30, 2003 and June 30, 2002
	—	Notes to the Unaudited Condensed Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		12
	—	Introduction
	—	Results of Operations – Three Months Ended June 30, 2003 compared with Three Months Ended June 30, 2002
	—	Comparison of Actual Cash flows versus the 2001 Base Case for the Two Month Period from May 10, 2003 to July 15, 2003

Item 3	Quantitative and Qualitative Disclosures about Market Risks		44

Item 4	Controls and Procedures		48

Part II	Other Information

Item 1	Legal Proceedings		49

Item 6	Exhibits and Reports on Form 8-K		49

Signatures

Appendix 1 Portfolio Information as at June 30, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AIRPLANES GROUP

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,			June 30,

	2003			2003

	Airplanes	Airplanes		Airplanes	Airplanes
	Limited	Trust	Combined	Limited	Trust	Combined

	($ millions)			($ millions)
ASSETS

Cash	135	6	141	130	6	136
Accounts receivable
Trade receivables	30	7	37	32	9	41
Allowance for doubtful debts	(14)	(6)	(20)	(16)	(7)	(23)
Amounts due from Airplanes Limited	—	58	58	—	59	59
Net investment in capital and sales type leases	3	—	3	3	—	3
Aircraft, net	1,944	111	2,055	1,911	108	2,019
Other assets	1	—	1	3	—	3

Total assets	2,099	176	2,275	2,063	175	2,238

LIABILITIES

Accrued expenses and other liabilities	2,003	193	2,196	2,144	212	2,356
Amounts due from Airplanes Trust	58	—	58	59	—	59
Indebtedness	2,924	285	3,209	2,919	284	3,203
Provision for maintenance	262	13	275	267	13	280
Deferred income taxes	13	18	31	—	16	16

Total liabilities	5,260	509	5,769	5,389	525	5,914

Common Stock, $1 par value per share, Authorised 10,000 shares; issued and outstanding 30 shares	—	—	—	—	—	—

Net liabilities	(3,161)	(333)	(3,494)	(3,326)	(350)	(3,676)

	2,099	176	2,275	2,063	175	2,238

The accompanying notes are an integral part of the unaudited condensed financial statements

AIRPLANES GROUP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2003			2003

	Airplanes	Airplanes		Airplanes	Airplanes
	Limited	Trust	Combined	Limited	Trust	Combined

	($ millions)			($ millions)
Revenues
Aircraft leasing	99	10	109	71	4	75
Aircraft sales	4	—	4	1	—	1

Expenses
Cost of Aircraft sold	(4)	—	(4)	(2)	—	(2)
Depreciation and amortisation	(34)	(2)	(36)	(31)	(2)	(33)
Net interest expense	(154)	(15)	(169)	(182)	(18)	(200)
Bad and doubtful debts	—	—	—	(2)	(1)	(3)
Other lease costs	(21)	(2)	(23)	(25)	(1)	(26)
Selling, general and administrative expenses	(7)	(1)	(8)	(7)	(1)	(8)

Operating loss before provision for income taxes	(117)	(10)	(127)	(177)	(19)	(196)
Income tax benefit	—	—	—	13	2	15

Net loss	(117)	(10)	(127)	(164)	(17)	(181)

The accompanying notes are an integral part of the unaudited condensed financial statements

AIRPLANES GROUP

UNAUDITED CONDENSED STATEMENT OF
COMPREHENSIVE LOSS

	Three Months Ended June 30,

	2002			2003

	Airplanes	Airplanes		Airplanes	Airplanes
	Limited	Trust	Combined	Limited	Trust	Combined

	($ millions)			($ millions)
Loss for the period	(117)	(10)	(127)	(164)	(17)	(181)
Other Comprehensive Loss - Net change in cashflow hedges	(20)	(2)	(22)	(1)	—	(1)

Total Comprehensive loss	(137)	(12)	(149)	(165)	(17)	(182)

The accompanying notes are an integral part of the unaudited condensed financial statements

AIRPLANES GROUP

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT/NET LIABILITIES

	Three Months Ended June 30, 2003 and June 30, 2002
	Airplanes Limited				Airplanes Trust			Combined

			Other			Other		Shareholders
	Share	Accumulated	Comprehensive	Shareholders	Accumulated	Comprehensive	Shareholders	Deficit/Net
	Capital	Loss	Loss	Deficit	Loss	Loss	Deficit	Liabilities

	($ millions)	($ millions)	($ millions)	($ millions)	($ millions)	($ millions)	($ millions)	($ millions)
Balance at March 31, 2002	—	2,454	33	2,487	270	3	273	2,760

Net loss for the period	—	117	—	117	10	—	10	127

Other Comprehensive Loss	—	—	20	20	—	2	2	22

Balance at June 30, 2002	—	2,571	53	2,624	280	5	285	2,909

Balance at March 31, 2003	—	3,090	71	3,161	326	7	333	3,494

Net loss for the period	—	164	—	164	17	—	17	181

Other Comprehensive Loss	—	—	1	1	—	—	—	1

Balance at June 30, 2003	—	3,254	72	3,326	343	7	350	3,676

AIRPLANES GROUP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,

	2002			2003

	Airplanes	Airplanes		Airplanes	Airplanes
	Limited	Trust	Combined	Limited	Trust	Combined

	($ millions)			($ millions)
Cash flows from operating activities
Net loss	(117)	(10)	(127)	(164)	(17)	(181)
Adjustment to reconcile (net loss) to net cash provided by operating activities:
Depreciation	34	2	36	31	2	33
Aircraft maintenance, net	8	1	9	5	—	5
Loss on disposal of aircraft	—	—	—	1	—	1
Deferred income taxes	—	—	—	(13)	(2)	(15)
Provision for bad debts	—	—	—	2	1	3
Accrued and deferred interest expense	111	11	122	146	15	161

Changes in operating assets & liabilities:
Accounts receivable	—	1	1	(2)	(2)	(4)
Intercompany account movements	3	(3)	—	1	(1)	—
Other accruals and liabilities	2	—	2	(4)	4	—
Other assets	(2)	—	(2)	(3)	—	(3)

Net cash provided by operating activities	39	2	41	—	—	—

Cash flows from investing activities
Purchase/Sale of aircraft	3	—	3	—	1	1
Capital and sales type leases	—	—	—	1	—	1

Net cash provided by investing activities	3	—	3	1	1	2

Cash flows from financing activities
Repayment of indebtedness	(23)	(2)	(25)	(6)	(1)	(7)

Net cash used in financing activities	(23)	(2)	(25)	(6)	(1)	(7)

Net increase / (decrease) in cash	19	—	19	(5)	—	(5)
Cash at beginning of period	136	6	142	135	6	141

Cash at end of period	155	6	161	130	6	136

Cash paid in respect of:
Interest	43	4	47	36	3	39

Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1. Basis of Preparation

The accompanying unaudited condensed financial statements of Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands (“Airplanes Limited”), and Airplanes U.S. Trust, a trust formed under the laws of Delaware (“Airplanes Trust” and together with Airplanes Limited, “Airplanes Group”) and the combined unaudited condensed balance sheets, statements of operations, statements of comprehensive income/(loss), statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the “financial statements”) have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 2003 and for the three month period ended June 30, 2003. Such adjustments are of a normal, recurring nature. The results of operations for the three month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use “we”, “us” and “our” to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Recent Events

As discussed in greater detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the three month period to June 30, 2003, we have continued to suffer from a difficult business environment. During the past two years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the terrorist attack in Bali, the war in Iraq, the terrorist attack in Saudi Arabia and the outbreak of Severe Acute Respiratory Syndrome (SARS) have adversely impacted the commercial aviation industry.

To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. At the July 15, 2003 payment date we were ahead of the required class A minimum principal payment schedule to the extent of $9.1 million. Accordingly no payments were due in respect of the minimum principal amount on the class A notes.

Our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the base case assumptions in our offering memorandum dated March 15, 2001 (the “2001 Base Case”), the reasons for which are discussed in “Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations — Recent Developments.” We have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. We expect we will not resume payment of class A principal adjustment amount in the future and by the next payment date on August 15 of this year we will no longer be ahead of the required class A minimum principal payment schedule. Therefore we will recommence payments of minimum principal on the class A notes to the extent of available cashflows from this date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the order of priority, and, given our expected cash performance we expect that, in addition to our current inability to pay scheduled principal on the class C and D notes, our cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. If we fail to pay interest when due, as is currently projected to be the case with respect to the class B, C and D notes beginning in the final quarter of 2003, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. To the extent that cash is available at any subsequent time to make payments ranking below class A minimum principal, cash flows will first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that we are able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

2.     Securitization Transaction

On March 28, 1996 (the “Closing Date”), debis AirFinance Ireland plc (“debis AirFinance Ireland”) (then known as GPA Group plc) and its subsidiary undertakings (collectively “debis AirFinance”) refinanced on a long-term basis certain indebtedness due to commercial banks and other senior secured lenders. The refinancing was effected through a major aircraft securitization transaction (the “Transaction”).

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

On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance Inc. (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation (“GE Capital”).

On March 15, 2001, we completed a refinancing of $750 million of class A notes.

Indebtedness at June 30, 2003 represents the aggregate of the outstanding class A to D notes and class E notes as set out in more detail in “Item 3. Quantitative and Qualitative Disclosures about Market Risks” (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others’ obligations under the relevant notes (the “Guarantees”).

The accompanying unaudited condensed interim financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 11) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of the

Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group’s annual Report on Form 10-K for the year ended March 31, 2003, previously filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At June 30, 2003, we owned 176 aircraft, 157 of which were on lease to 53 lessees in 31 countries.

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

The discussion and analysis which follows is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust believe that a combined discussion is the most appropriate basis of presentation because:

•	Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet; and

•	each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

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

This quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In most cases, you can identify these forward looking statements by such terms as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “potential”, “continue” or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Developments

Overview

In the three month period to June 30, 2003, we have continued to suffer from a difficult business environment. During the past two years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the terrorist attack in Bali, the war in Iraq, the terrorist attack in Saudi Arabia and the outbreak of SARS have adversely impacted the commercial aviation industry. As previously reported the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a continued decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers, including two US majors (United Airlines and US Airways) and also including two of our lessees (one Canadian and one Colombian), have filed for bankruptcy, while others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, and a decline in sales prices for our aircraft. We have had to restructure a large number of leases, resulting in rental reductions, holidays, deferrals and the early return of aircraft. In addition, we currently expect new Airworthiness Directives (“ADs”) to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See “Compliance with Governmental and Technical Regulation” below.

Performance

For the reasons outlined above we have not been able to meet either the base case assumptions in our original prospectus dated March 28, 1996 (the “1996 Base Case”) or the 2001 Base Case assumptions. In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we expect will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

Specifically, as a result of the greater than expected decline in value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent that we have had available cash flows in order to maintain certain loan to appraised value ratios. We have paid class A principal adjustment amount in April and May 1998 and from February 1999 to April 2003. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

At the July 15, 2003 payment date we were ahead of the required class A minimum principal payment schedule to the extent of $9.1 million. Accordingly, no payments were due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the 2001 Base Case, the reasons for which are discussed above. We have not always had sufficient cashflows to pay class A principal adjustment amounts in full and, since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. We expect we will not resume payment of class A principal adjustment amount in the future and by the next payment date on August 15 of this year, we will no longer be ahead of the required class A minimum principal payment schedule. Therefore we will recommence payments of minimum principal on the class A notes to the extent of available cashflows from this date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the order of priority, and, given our expected cash performance we expect that, in addition to our current inability to pay scheduled principal on the class C and D notes, our cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. If we fail to pay interest when due, as is currently projected to be the case with respect to the class B, C and D notes beginning in the final quarter of 2003, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. To the extent that cash is available at any subsequent time to make payments ranking below class A minimum principal, cash flows will first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that we are able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. For example, a failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes which is not the most senior class outstanding, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full. The class A notes are the most senior class of notes currently outstanding.

This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which reevaluated several structured aircraft financings in the last twelve months including downgrades of our certificates by each of the rating agencies since March 31, 2003.

Set out in the table below are the current ratings of our certificates:-

Outstanding
Principal
Balance as
	at August 15,			Moody's (S&P
Certificate	2003	S & P	Fitch	equivalent)

Subclass A-6	$185.7m	AA-	BBB-	A2 (A)
Subclass A-8	$700.0m	A	BB	Baa3 (BBB-)
Subclass A-9	$750.0m	A	BB	Ba2 (BB)
Class B	$232.1m	CCC	CCC	Caa2 (CCC)
Class C	$349.8m	CCC	CCC	Caa3 (CCC-)
Class D	$395.1m	CCC	CC	Ca (CC)

Standard & Poor’s has also placed each class and subclass of our certificates on negative outlook.

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

Commercial Opportunities for Certain Types of our Aircraft

The market for certain aircraft models is currently very weak and is expected to remain so. For example, we currently lease three MD-11 aircraft, representing 5.95% of our fleet by appraised value as of January 31, 2003, to a Latin American lessee. The leases are due to expire between March and December 2004. However, due to difficult trading conditions for the current lessee which is in arrears, it has been agreed with the lessee that the aircraft will be returned in 2003. We are examining all possibilities in respect of the remarketing of the MD-11 aircraft, including, subject to the restrictions in our indentures, the possibility of selling the aircraft or of converting them to freighter aircraft. The current market value of these aircraft and the cost of conversion (which would involve substantial cash expenditure by us) means it is highly unlikely that we would be able to sell or convert these aircraft in a manner which would meet the indenture requirements as outline below in “-Aircraft Sales”. Likewise, we are examining all opportunities for our DC8-71F aircraft, some of which are currently non revenue-earning. The current market value of these aircraft is such that it is highly unlikely that we would be able to sell or scrap the aircraft at prices which would meet the indenture requirements as outlined below in “-Aircraft Sales”. Thus we may have no choice but to keep these aircraft on the ground (and incur the costs of storage, maintenance and insurance).

Aircraft Sales

Our indentures restrict our ability to sell aircraft. Sales of an aircraft are generally permitted only if the sales proceeds are at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the “note target price”). Where note target price cannot be achieved, sales are subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the appraised value of the aircraft to be sold at the original acquisition of the portfolio in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes due to the factors discussed in “Recent Developments”, it is increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price will further decline as we fall behind our 2001 Base Case assumptions as to our principal repayments. As we have already utilized the current fiscal year’s $50 million limit, it is becoming more likely that this indenture restriction will present a real impediment to the ability of the servicer to maximize cash flow from the portfolio. For example it may be in the best economic interests of Airplanes Group to sell a specific aircraft if a suitable opportunity is available rather than lease it or have it non-revenue earning and requiring outlay for storage, maintenance and insurance, yet the indentures may prohibit this.

Consent Solicitation for Indenture Amendment

To retain flexibility in light of the changed circumstances described above, we have resolved to seek the consent of our certificate and noteholders to amend certain provisions of the indentures:

•	to permit us to sell aircraft, engines or parts pursuant to any Aircraft Agreement (as defined in the indentures) without a minimum sales price, without limitation on the value of aircraft that can be sold annually or in the aggregate and without any requirements that after any sale, the portfolio meets any lessee, country or regional limitations so long as the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable, have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met; and

•	to permit us to enter into swaps with a counterparty having at the time of entry into the swap (i) a short-term unsecured debt rating of A-1 or higher by Standard & Poor’s and (ii) a long-term unsecured debt rating of A2 or higher by Moody’s, or otherwise approved by a majority of the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust subject to prior written confirmation from rating agencies that entry into such swap would not result in the downgrade or withdrawal of such rating agency’s current credit rating of any class or subclass of certificates.

We believe that the first proposed amendment should allow us to generate some additional cash flows. In many cases, it may be in our best economic interest to sell an aircraft. However we are generally constrained by restrictions in the indentures which require us to sell aircraft at not less than the note target price. As discussed above in “Aircraft Sales” it is becoming increasingly difficult to obtain the note target price for sales of aircraft. The initial appraised values are all significantly higher than current appraised values which have continued to decline.

The initial appraised values are in all cases significantly higher than current appraised values. In the case of the MD-80s, for example, because the note target price could not be achieved, sales would be subject to the $50 million annual limitation described above; however, because the MD-80s had an initial appraised value of approximately $24 million as of October 31, 1995, sales of only two such aircraft would be permitted within the $50 million annual limitation even though the proceeds would not be expected to be greater than half that amount. Thus, the annual limitation in practice permits only a few aircraft sales each year and we have already reached the annual limit for the fiscal year ending March 31, 2004. This means that we are faced with costs, including storage, insurance and maintenance, in respect of aircraft that we can neither lease in the market nor sell in accordance with the indentures and we are unlikely to be able to recoup those costs in the future.

The proposed amendment is intended to permit sales of aircraft where the servicer has concluded that the best economic option for a particular aircraft is a sale, which sale would likely be precluded under the indentures as currently in force, because of the limitations on sales that may be effected below note target price. The proposed amendments will remove the limitations on price described above and remove the requirement to comply at the time of any sale with certain lessee, country and regional limitations under Section 5.03(a) of the indentures. These limitations were in place to restrict us from selling aircraft in a manner that the rating agencies at that time believed could negatively impact their ratings analysis. We agreed to these restrictions at the time the indentures were executed because, given the aircraft leasing and sale market at that time and the history of such market through the date the indentures were executed, these restrictions were designed to protect the noteholders from the risk of imprudent sales and sales that were inconsistent with the noteholders’ investment. However, we believe, for the reasons discussed above, that in the current market and in the market predicted for the foreseeable future, these restrictions now negatively affect and can be expected to continue to negatively affect the cash flow available to noteholders.

We have identified at least eight aircraft (three DC8-71Fs, two B737-200As, and a DHC8-100A, a METRO-III and an A300B4-200) which are potential candidates for sale, having little to no re-lease prospects and which require expenditure for storage, maintenance and insurance.

The second proposed amendment would allow us to retain flexibility that may reduce the cost of pursuing our hedging policy. We pursue a hedging policy, which is approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust and the rating agencies, to manage our interest rate risk, as described more fully in “Item 3. Quantitative and Qualitative Disclosure about Market Risks” below. The indentures require that any swap counterparty (or guarantor thereof) at the time of entry into a swap transaction have minimum ratings. These minimum ratings are currently an A-1+ short-term unsecured debt rating by

Standard & Poor’s and an A1 long-term unsecured debt rating by Moody’s. Since these minimum ratings were set, the unsecured debt of many financial institutions, including some which are existing swap counterparties, has been downgraded to below these levels. Each class and sub-class of our certificates has also been downgraded by the rating agencies, in some cases significantly, see “Performance” above. Because the number of eligible counterparties with the requisite ratings has declined it is now proving difficult to find counterparties with these ratings willing to enter into swaps with us and it is likely to be more expensive to enter into swaps if the pool of eligible counterparties diminishes further. Although swap counterparty credit risk is reduced by entering into swaps only with counterparties that have the highest ratings, and reducing this rating requirement could increase swap counterparty credit risk, this proposed amendment would be consistent with the original rationale for the required counterparty ratings, namely to ensure that the swaps did not impose credit risk greater than the credit risk on the most senior certificates, initially rated AA, but currently rated between AA- and BB.

Accordingly, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust intend to recommend that our certificateholders and noteholders consent to these proposed amendments. Under the terms of the indentures, the proposed amendments require the consent of a majority in outstanding principal amount of the noteholders, including the Class E noteholders, voting as a single class. Effectively, this requires the consent of a majority in outstanding principal amount of the certificateholders and the Class E noteholders, voting as a single class.

Remarketing

At June 30, 2003, we had 50 aircraft scheduled to be remarketed before June 30, 2004. These comprise 1 B737-300, 5 B737-200As, 8 DHC8s, 4 MD-83s, 7 DC8s, 2 B767s, 2 A300s, 3 A320s, 1 Metro III, 4 DC9s, 4 ATR42s, 1 B757-200, 6 B737-400s and 2 B737-500s. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates currently applicable.

The Lessees:

Europe

At June 30, 2003 we leased 46 aircraft which represented 31.67% of our portfolio by appraised value at January 31, 2003 to operators in Europe.

As of June 30, 2003, the servicer has agreed a restructuring with a Spanish lessee, representing 3.07% of our portfolio by appraised value at January 31, 2003, which will result in reduced rentals in return for lease extensions.

North America

At June 30, 2003 we leased 22 aircraft representing 16.71% of our portfolio by appraised value as of January 31, 2003, to operators in North America.

At June 30, 2003, we leased eight aircraft, representing 9.84% of our portfolio by appraised value as of January 31, 2003 to one Canadian lessee. The lessee, which has emerged from protection under the Companies Creditors Arrangement Act (Canada), resumed making payments in July 2003. The servicer is in negotiations with the lessee regarding a restructuring of its leases which may result in a reduction in lease rentals.

In the three month period ended June 30, 2003 a lessee of one aircraft representing 0.81% of our portfolio by appraised value as of January 31, 2003 has been experiencing trading difficulties and has been in discussion with the servicer regarding a potential restructuring of the lease terms which is likely to result in a lease extension and rental reduction.

During the year ended March 31, 2003, the servicer has lodged a claim with the courts in connection with the receivables balance from a U.S. former lessee of two B737-200A aircraft, representing 0.29% of our portfolio by appraised value at January 31, 2003.

On August 11, 2002 one former lessee of one aircraft representing 0.17% of our portfolio by appraised value as of January 31, 2003 filed for protection from its creditors. The aircraft was subsequently redelivered and the servicer filed a claim with the courts during the year ended March 31, 2003 for all amounts due.

Latin America

At June 30, 2003, lessees of 47 aircraft with respect to 21.86% of our portfolio by appraised value as of January 31, 2003 operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees’ operations.

Economic volatility may increase in these and other emerging markets in the aftermath of the current global economic slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

A Brazilian lessee of three MD-11 aircraft, representing 5.95% of our portfolio by appraised value as of January 31, 2003, due to trading difficulties, is currently in arrears. The servicer, following discussions with the lessee has agreed to the early return of the aircraft during 2003. The lessee is paying all current amounts as they fall due.

A second Brazilian lessee of eight F-100 aircraft representing 2.56% of our portfolio by appraised value as of January 31, 2003, has signed a restructuring agreement which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has recently grounded a significant portion of its F-100 fleet but has to date continued to meet its obligations to us.

At June 30, 2003, a former Brazilian lessee of three B737-500 aircraft, representing 2.10% of our portfolio by appraised value at January 31, 2003 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003, and is currently pursuing all outstanding amounts.

At June 30, 2003, we leased ten aircraft, representing 6.70% of our portfolio by appraised value at January 31, 2003 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At June 30, 2003, we leased six aircraft (included above) to one Colombian lessee, representing 5.02% of our portfolio by appraised value at January 31, 2003. The lessee is currently in arrears and the servicer had previously agreed to a 50% deferral of rentals for three months to be repaid over six months from January 2003. The lessee has now emerged from chapter 11 bankruptcy protection in the US and has recommenced making payments. However, the lessee is currently in discussions with the servicer regarding further lease restructuring with rental reductions combined with lease extensions being a potential outcome.

Asia and the Far East

As at June 30, 2003, we leased 32 aircraft representing 16.29% of our portfolio by appraised value as of January 31, 2003 to 14 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region. A decline in tourism in this area may adversely affect demand for aircraft in the region.

In the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This led to widespread disruption in travel within and from outside the region. Airlines have suffered substantial cutbacks in the number of passengers travelling and seen the cancellation of flights. These factors may adversely affect the ability of lessees in the region to make payments under their leases.

Other

At June 30, 2003 we leased 8 aircraft which represented 4.49% of our portfolio by appraised value as of January 31, 2003, to operators in countries other than the regions listed above.

Compliance with Governmental and Technical Regulation

In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 2.82% of our portfolio by appraised value as of January 31, 2003 did not meet the Stage 3 requirements as of March 31, 2003, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

Moreover new ADs or noise or emissions reduction requirements may be adopted in the future and these could result in significant costs to Airplanes Group or adversely affect the value of, or our ability to re-lease, Stage 2 or Stage 3 aircraft. In particular, certain organizations and jurisdictions are currently considering “Stage 4” requirements which would tighten noise and emissions certification requirements for newly manufactured aircraft. If these more restrictive requirements are adopted or applied to existing aircraft types, it could result in significant costs to Airplanes Group or adversely affect the value of, or our ability to re-lease, aircraft in our portfolio.

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

Aviation authorities in Europe and North America have adopted regulations requiring the installation of traffic collision avoidance systems, automatic emergency locator transmitters and various other systems. Depending on whether the costs of complying with these regulations are borne by us or the lessees, installation of these systems could result in significant cash capital expenditures by

Airplanes Group in the future. In addition to the ADs discussed below, we currently expect that the FAA and other aviation authorities may issue further ADs to improve security on aircraft.

One new requirement is the installation of enhanced Ground Proximity Warning System (“GPWS”) in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system which detects an aircraft’s proximity to the earth. The enhanced version enables the system to correlate the aircraft’s current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For the majority of our aircraft, installation of GPWS will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At June 30, 2003, 29 aircraft representing 19.40% of the portfolio by appraised value as of January 31, 2003, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $13.0 million. To date, we have completed the modification of twelve aircraft at a cost of $5.7 million. We expect to complete the modification of a further nine aircraft by March 31, 2004 at an estimated cost of approximately $3.8 million and to modify the remaining eight aircraft by June 30, 2005 at an estimated cost of $3.5 million.

The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 58 Boeing 737 aircraft, representing 34.99% of our portfolio by appraised value at January 31, 2003, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

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

Results of Operations — Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002.

Airplanes Group’s results for the three months ended June 30, 2003 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $Nil in cash from operations in the three months ended June 30, 2003 compared to $41 million in the same period of the previous year. The decrease in cash generated from operations in the three month period ended June 30, 2003 is primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings, a one time receipt of $18.5 million from one lessee in compensation for the early redelivery of three DC8 aircraft received in the three months ended June 30, 2002 and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended June 30, 2003 of $181 million (Airplanes Limited: $164 million; Airplanes Trust: $17 million) compared to a net loss after taxation for the three months ended June 30, 2002 of $127 million (Airplanes Limited: $117 million; Airplanes Trust: $10 million). Excluding accrued but unpaid class E note interest, the movement from a profit of $6 million to a loss of $24 million for the three months ended June 30, 2003 was primarily attributable to a decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended June 30, 2003 were $75 million (Airplanes Limited: $71 million; Airplanes Trust: $4 million) compared with $109 million (Airplanes Limited: $99 million; Airplanes Trust: $10 million) for the three months ended June 30, 2002. The decrease in 2003 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended June 30, 2003 and to the reduction in the number of aircraft on lease in the period ended June 30, 2003 as a consequence of aircraft sales in previous periods. At June 30, 2003, we had 155 of our 176 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) compared to 171 of our 183 aircraft on lease (Airplanes Limited: 158 aircraft; Airplanes Trust: 13 aircraft) at June 30, 2002.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 2003 amounted to $33 million (Airplanes Limited: $31 million; Airplanes Trust: $2 million) as compared with $36 million (Airplanes Limited: $34 million; Airplanes Trust: $2 million) for the three months ended June 30, 2002. The reduction in the charge in the three month period ended June 30, 2003 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003 and to a lesser extent, aircraft sales in previous periods.

Aircraft Sales

Sales proceeds of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) in respect of the sale of one DC9-51 and two Metro III aircraft were received in the three month period ended June 30, 2003. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million, Airplanes Trust: $Nil). Aircraft sales proceeds of $4 million (Airplanes Limited: $4 million, Airplanes Trust: $Nil) in respect of the sale of two B737-200A aircraft and one DC9-51 aircraft were received in the three months ended June 30, 2002. The net book value of the aircraft sold was $4 million (Airplanes Limited: $4 million, Airplanes Trust: $Nil) in the period ended June 30, 2002.

Net Interest Expense

Net interest expense was $200 million (Airplanes Limited: $182 million; Airplanes Trust: $18 million), of which $40 million related to interest on the class A to D notes and swaps and $160 million related to interest on the class E notes, in the three month period ended June 30, 2003 compared to $169 million (Airplanes Limited: $154 million; Airplanes Trust: $15 million), of which $46 million related to interest on the class A to D notes and swaps and $123 million related to interest on the class E notes, in the three month period ended June 30, 2002. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $37 million, partially offset by lower average debt and interest rates in the three months ended June 30, 2003.

The weighted average interest rate on the class A to D notes during the three months ended June 30, 2003 was 6.21% and the average debt in respect of the class A to D notes outstanding during the period was $2,624 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the three months to June 30, 2002 was 6.95% and the average debt in respect of the class A to D notes outstanding during the period was $2,725 million.

The difference for the three months ended June 30, 2003 in Airplanes Group’s net interest expense of $200 million (Airplanes Limited: $182 million; Airplanes Trust: $18 million) and cash paid in respect of interest of $39 million (Airplanes Limited: $36 million; Airplanes Trust: $3 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 2003, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $1 million in the three months ended June 30, 2002 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group’s practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee’s operating environment. While a number of Airplanes Group’s lessees failed to meet their contractual obligations in the three month period ended June 30, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision in respect of bad and doubtful debts in the three months ended June 30, 2003 of $3 million (Airplanes Limited: $2 million; Airplanes Trust: $1 million) compared with no net change in provisions for the three months ended June 30, 2002.

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended June 30, 2003 amounted to $26 million (Airplanes Limited: $25 million; Airplanes Trust: $1 million) compared with other lease costs of $23 million (Airplanes Limited: $21 million; Airplanes Trust: $2 million) in the three months ended June 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2003 amounted to $8 million (Airplanes Limited: $7 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months ended June 30, 2002 of $8 million (Airplanes Limited: $7 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended June 30, 2003 and the three months ended June 30, 2002 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group’s actual selling, general and administrative expenses reported in the three month period ended June 30, 2003 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $2 million (Airplanes Limited: $2 million; Airplanes Trust $Nil) for the three month period ended June 30, 2002.

Operating Loss

The operating loss for the three months ended June 30, 2003 was $196 million (Airplanes Limited: $177 million; Airplanes Trust: $19 million) compared with an operating loss of $127 million for the three months ended June 30, 2002 (Airplanes Limited: $117 million; Airplanes Trust: $10 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit in the three months ended June 30, 2003, of $15 million (Airplanes Limited: $13 million; Airplanes Trust: $2 million) as compared with no tax benefit/ charge for the three months ended June 30, 2002.

Net Loss

The net loss after taxation for the three months ended June 30, 2003 was $181 million (Airplanes Limited: $164 million; Airplanes Trust: $17 million) compared with a net loss after taxation for the three months ended June 30, 2002 of $127 million (Airplanes Limited: $117 million; Airplanes Trust: $10 million).

Financial Resources and Liquidity

Commentary on Statement of Cash flows

The factors discussed above at “Recent Developments” are causing a significant reduction in our cash flows.

Liquidity

Cash balances at June 30, 2003 amounted to $136 million (Airplanes Limited: $130 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 2002 of $161 million (Airplanes Limited: $155 million; Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 2003 amounted to $Nil (Airplanes Limited: $Nil; Airplanes Trust: $Nil) compared with $41 million in the three months ended June 30, 2002 (Airplanes Limited: $39 million; Airplanes Trust: $2 million). This includes cash paid in respect of interest of $39 million in the three months ended June 30, 2003 (Airplanes Limited: $36 million; Airplanes Trust: $3 million) compared with $47 million in the three months ended June 30, 2002 (Airplanes Limited: $43 million; Airplanes Trust: $4 million). The decrease in cash provided by operating activities in the three month period ended June 30, 2003 is primarily attributable to a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cash flows provided by investing activities in the three months ended June 30, 2003 included the receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one DC9-51 aircraft and two Metro III aircraft. In the three months ended June 30, 2002, cash flows provided by investing activities included the receipt of $4 million in relation to the sale of two B737-200A aircraft and one DC9-51 aircraft (Airplanes Limited: $4 million; Airplanes Trust: $Nil).

Cash flows used in financing activities in the three months ended June 30, 2003 primarily reflect the repayment of $6 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $5 million; Airplanes Trust: $1 million) compared with $25 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $23 million; Airplanes Trust: $2 million) in the three months ended June 30, 2002. The decrease in principal repayments is principally as a result of a decrease in cash generated as outlined above.

Indebtedness

Airplanes Group’s indebtedness consisted of class A to E notes in the amount of $3,203 million (Airplanes Limited: $2,919 million; Airplanes Trust: $284 million) at June 30, 2003 and $3,289 million (Airplanes Limited: $2,997 million; Airplanes Trust: $292 million) at June 30, 2002. Airplanes Group’s outstanding publicly traded class A to D notes amounted to $2,612 million (Airplanes Limited: $2,377 million; Airplanes Trust: $235million) at June 30, 2003 and $2,698 million (Airplanes Limited: $2,455 million; Airplanes Trust: $243 million) at June 30, 2002. Airplanes Group had $591 million class E notes outstanding at June 30, 2003 and June 30, 2002.

Airplanes Group was due to refinance the subclass A-8 certificates and notes on March 15, 2003. Given market conditions and the impact these conditions have had on our performance as compared to the 2001 Base Case, a refinancing at that time was not economically viable. Step-up interest has therefore accrued on the subclass A-8 certificates and notes since March 15, 2003. However, due to insufficient cash flows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid.

Prior to March 15, 2003, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes was subclass A-6, subclass A-9 and subclass A-8 in that order. Because there was no refinancing of the subclass A-8 notes by March 15, 2003, the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes is now, subclass A-6, subclass A-8 and subclass A-9 in that order.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Two Month Period from May 10, 2003 to July 15, 2003.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively “Airplanes Group”).

The cashflow information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information must be read in conjunction with Airplanes Group’s most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group’s Annual Report on Form 10-K for the year ended March 31, 2003 which is filed with the Securities and Exchange Commission and available from http://www.sec.gov and “Item 1. Financial Statements (Unaudited)” of this Report on Form 10-Q.

For the purposes of this report, the “Two Month Period” comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended June 16, 2003 and July 15, 2003. The financial data in these reports includes cash receipts from May 10, 2003 (first day of the Calculation Period for the June 2003 Report) up to July 9, 2003 (last day of the Calculation Period for the July 2003 Report). Page 41 presents the cumulative cashflow information from March 2001 to the July 2003 payment date. This report, however, limits its commentary to the Two Month Period.

The Offering Memorandum dated March 8, 2001 contained assumptions in respect of Airplanes Group’s future cash flows and expenses (the “2001 Base Case”). Since these assumptions were developed, global economic conditions, and particularly conditions in the commercial aviation industry, have worsened significantly, particularly since September 11, 2001, as discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”. Accordingly the performance of Airplanes Group has been and we expect it to continue to be worse than the 2001 Base Case, with particular reference to those assumptions relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Two Month Period and should be read in conjunction with the analysis on page 40.

Cash Collections

"Total Cash Collections” include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Two Month Period, Airplanes Group generated approximately $46.1 million in Total Cash Collections, $20.6 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 39).

[2]	Renegotiated Leases

“Renegotiated Leases” is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Two Month Period, the amount of revenue loss attributed to Renegotiated Leases was $3.6 million, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with three Latin American lessees, one North American lessee, three European lessees and three Asian lessees representing 22 aircraft in total on lease to these lessees at June 30, 2003 and 14.2% of our portfolio by appraised value at January 31, 2003 respectively.

For details of current lessee restructurings please refer to “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Lessees”.

[3]	Rental Resets — Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

“Rental Resets” is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $17.3 million in the Two Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]	Lease Rentals — Aircraft Sales

“Lease Rentals — Aircraft Sales” represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three DC9-51 aircraft, one DC9-32 aircraft, one DC8-71F aircraft, two B727-200A aircraft, two B737-200A aircraft and two Metro-III aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $1.1 million in lease rentals compared to the 2001 Base Case in the Two Month Period. Lease rentals totaling $0.4 million were received in the Two Month Period in respect of four DC9-32 aircraft which have remained on lease after their assumed sale date in the 2001 Base Case.

[5]	Contracted Lease Rentals

“Contracted Lease Rentals” represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals — Aircraft Sales. For the Two Month Period, Contracted Lease Rentals were $48.2 million, which was $21.6 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals — Aircraft Sales as discussed above.

[6]	Movement in Current Arrears Balance

“Current Arrears” is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $1.6 million in the Current Arrears balance over the Two Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]	Net Stress-Related Costs

“Net Stress-Related Costs” is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Two Month Period. Net Stress-Related Costs incurred in the Two Month Period amounted to a net cash outflow of $7.2 million (10.3% of Lease Rentals) compared to $4.2 million outflow assumed in the 2001 Base Case, a variance of $3.0 million that is due to the five factors described in items [8] to [12] below.

[8]	Bad Debts

“Bad Debts” are arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Two Month Period as compared to the 2001 Base Case assumption of $0.7 million (1.0% of Lease Rentals).

[9]	Deferred Arrears Balance

“Deferred Arrears Balance” refers to current arrears that have been capitalized and restructured into a deferred balance. In the Two Month Period, Airplanes Group received payments totaling $0.1 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Two Month Period.

[10]	Aircraft on Ground (“AOG”)

“AOG” is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had twenty-six aircraft AOG at various times during the Two Month Period and at June 30, 2003, twenty-one aircraft were AOG, three of which were subject to a letter of intent for lease. In the Two Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $7.4 million (10.6% of Lease Rentals), as compared to $2.9 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11]	Other Leasing Income

“Other Leasing Income” consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Two Month Period, Other Leasing Income amounted to $0.1 million, as compared to $Nil assumed under the 2001 Base Case.

[12]	Repossession Costs

“Repossession Costs” cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Two Month Period, Repossession Costs amounted to $Nil, as compared to $0.6 million (0.8% of Lease Rentals) assumed under the 2001 Base Case.

[14]	Net Lease Rental

“Net Lease Rental” is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Two Month Period, Net Lease Rental amounted to $42.6 million, $23.0 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15]	Interest Earned

“Interest Earned” relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Two Month Period, Interest Earned amounted to $0.3 million, $0.8 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Two Month Period was 1.1% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]	Aircraft Sales

Aircraft sales proceeds totaling $0.4 million were received in the Two Month Period in respect of the sale of two Metro-III aircraft. In the 2001 Base Case, aircraft sales proceeds were assumed to be $Nil for the Two Month Period. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date.

[17]	Net Maintenance

“Net Maintenance” refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Two Month Period, positive net maintenance cashflows of $2.8 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

“Total Cash Expenses” include Aircraft Operating Expenses and Selling, General and Administrative (“SG&A”) Expenses. In the Two Month Period, Total Cash Expenses were $13.8 million compared to $9.0 million assumed in the 2001 Base Case, a negative variance of $4.8 million. A number of factors discussed below have given rise to this.

“Aircraft Operating Expenses” includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]	Re-Leasing and Other Overhead Costs

“Re-Leasing and Other Overhead Costs” consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Two Month Period, these costs amounted to $7.6 million (or 10.9% of Lease Rentals) compared to $3.5 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

“SG&A	Expenses” relate to fees paid to the servicer and to other service providers.

[21]	Aircraft Servicer Fees

“Aircraft Servicer Fees” are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Two Month Period, the total Aircraft Servicer Fees paid were $3.9 million, as compared to $3.9 million assumed in the 2001 Base Case.

Aircraft Servicer Fees consist of:

$M

Retainer Fee	3.9
Minimum Incentive Fee	0.0
Core Cashflow/Sales Incentive Fee	0.0

Total Aircraft Servicer Fee	3.9

The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]	Other Servicer Fees and Other Overheads

“Other Servicer Fees and Other Overheads” relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Two Month Period, Other Servicer Fees and Other Overheads amounted to $2.3 million, $0.7 million more than an assumed expense of $1.6 million in the 2001 Base Case.

[29A]	Shortfall in Liquidity Reserve

Airplanes Group is required to maintain a cash balance in the collection account under the indentures, subject to available cash flows, in an amount equal to the sum of:

- the maintenance reserve amount ($80 million); and

- a security deposit reserve amount.

Under the schedule of required payment priorities applicable to Airplanes Group, this cash balance is retained at point (iii) First Collection Account Top-up (maintenance reserve amount — $60 million) and at point (x) Section Collection Account Top-up (maintenance reserve amount — $20 million plus security deposit reserve amount).

"Shortfall in Liquidity Reserve” relates to any shortfall in the funds allocated to the First Collection Account Top-up and Second Collection Account Top-up as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the liquidity reserve amount under the schedule of required payment priorities applicable to Airplanes Group. On the July 15, 2003 payment date, there was a shortfall in the liquidity reserve amount of $0.6 million as compared to a shortfall of $2.1 million on the May 15, 2003 payment date, representing an overall reduction of $1.5 million in the Shortfall in Liquidity Reserve for the Two Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30]	Interest Payments

In the Two Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $17.4 million which is $11.5 million lower than assumed under the 2001 Base Case. The variance reflects a lower than expected level of average interest rates on the floating rate class A and B notes, the impact of which was partly offset by a higher principal balance outstanding on the subclass A-6 notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Two Month Period was 1.2%.

In the Two Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

Airplanes Group’s $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum has begun to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cash flows have not been sufficient to allow payment of step-up interest on any of the payment dates since March of this year and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at July 15, 2003 was $1.2 million.

[31]	Swap and Swaption Cashflows

Airplanes Group’s net swap payments during the Two Month Period were $8.0 million higher than the $0.8 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33]	Principal Payments

In the twenty-eight month period from March 10, 2001 to July 15, 2003, total principal payments amounted to $299.5 million, (comprising $254.9 million on the class A notes and $44.6 million on the class B notes), $123.7 million less than assumed in the 2001 Base Case. The breakdown of the $123.7 million variance is set out on page 41. In the Two Month Period, total principal payments amounted to $3.6 million, (comprising $3.6 million on the class B notes), $24.4 million less than assumed in the 2001 Base Case. The breakdown of the $24.4 million variance is set out on page 40.

Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,961.5 million at July 15, 2003. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2003 and valued the current portfolio at $2,419.7 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,342.0 million at July 15, 2003.

As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group’s available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the twenty-eight month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amount on the class A notes ranks ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the twenty-eight month period. Total deferrals of class C and class D scheduled principal amounts amounted to $61.0 million and $36.2 million respectively as of July 15, 2003. The class A principal adjustment amount outstanding was $336.0 million as of July 15, 2003.

There has been a decline of 12.66% in the appraised value of our fleet in the year to January 31, 2003, which is $170 million greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

OTHER ISSUES

For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Performance.”

Note	Report Line Name	Description

CASH COLLECTIONS
[1]	Lease Rentals	Assumptions as per the 2001 Base Case
[2]	- Renegotiated Leases	Change in contracted rental cash flow caused by a renegotiated lease
[3]	- Rental Resets	Re-leasing events where new lease rate deviated from the 2001 Base Case
[4]	- Lease Rentals — Aircraft Sales	Revenue foregone on aircraft sold prior to their assumed sale date in the 2001 Base Case net of revenue received on aircraft remaining on lease after their assumed sale date in the 2001 Base Case
[5]sum of[1]...[4]	Contracted Lease Rentals	Current Contracted Lease Rentals due as at the latest Calculation Date
[6]	Movement in Current Arrears Balance	Current Contracted Lease Rentals not received as at the latest Calculation Date, excluding Bad Debts
[7]	Less Net Stress Related Costs
[8]	- Bad Debts	Arrears owed by former lessees and deemed irrecoverable
[9]	- Deferred Arrears Balance	Current arrears that have been capitalized and restructured as a Note Payable
[10]	- AOG	Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]	- Other Leasing Income	Includes lease termination payments, rental guarantees and late payments charges
[12]	- Repossession	Legal and technical costs incurred in repossessing aircraft.
[13]sum of[8]...[12]	Sub-total
[14][5]+[6]+[13]	Net Lease Rental	Contracted Lease Rentals less Movement in Current Arrears Balance and Net Stress Related Costs
[15]	Interest Earned	Interest earned on monthly cash balances
[16]	Aircraft Sales	Proceeds, net of fees and expenses, from the sale of aircraft.
[17]	Net Maintenance	Maintenance Revenue Reserve received less reimbursements to lessees
[18]	Other Receipts	Receipts from GE Capital under the Tax Sharing Agreement
[19]sum of[14]...[18]	Total Cash Collections	Net Lease Rental + Interest Earned + Aircraft Sales + Net Maintenance + Other Receipts

CASH EXPENSES
	Aircraft Operating Expenses	All operational costs related to the leasing of aircraft.
[20]	Releasing and Other Overheads... SG&A Expenses	Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads

[21]	Aircraft Servicer Fees	Monthly and annual fees paid to servicer
	- Retainer Fee	Fixed amount per month per aircraft
	- Minimum Incentive Fee	Minimum annual fee paid to servicer for performance above an annually agreed target.
	- Core Cashflow/Sales Incentive Fee	Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]	Sub-total
[23]	Other Servicer Fees and Other	Administrative Agent, trustee and professional fees paid to other
	Overheads	service providers and other overheads
[23A]	Other SG&A Expenses	Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the 2001 Base Case
[24] [22]+[23]+[23A]	Sub-total
[25] [20]+[24]	Total Cash Expenses	Aircraft Operating Expenses + SG&A Expenses

NET CASH COLLECTIONS
[26] [19]	Total Cash Collections	Line 19 above
[27] [25]	Total Cash Expenses	Line 25 above
[28]	Movement in Expense Account	Relates to reduction in accrued expense amounts
[29]	Reduction in Liquidity Reserve	Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[29A]	Shortfall in Liquidity Reserve	Shortfall in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]	Interest Payments	Interest paid on all outstanding debt
[31]	Swap payments	Net swap payments (paid)/received
[32]sum of[26]...[31]	Total

[33]	PRINCIPAL PAYMENTS	Principal payments on debt

Airplanes Group Cash Flow Performance for the Period from May 10, 2003 to July 15, 2003 (2 Months)

Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

								% of Lease Rentals under the 2001 Base Code
					2001				2001

			Actual		Base Case	Variance		Actual	Base Case	Variance

		CASH COLLECTIONS	$M		$M	$M
1		Lease Rentals		69.8	69.8		0.0	100.0%	100.0%	0.0%
2		- Renegotiated Leases		(3.6)	0.0		(3.6)	(5.2%)	0.0%	(5.2%)
3		- Rental Resets		(17.3)	0.0		(17.3)	(24.8%)	0.0%	(24.8%)
4		- Lease Rentals — Aircraft Sales		(0.7)	0.0		(0.7)	(1.0%)	0.0%	(1.0%)

5	sum of 1 - 4	Contracted Lease Rentals		48.2	69.8		(21.6)	69.1%	100.0%	(30.9%)
6		Movement in Current Arrears Balance		1.6	0.0		1.6	2.3%	0.0%	2.3%
7		less Net Stress Related Costs
8		- Bad Debts		0.0	(0.7)		0.7	0.0%	(1.0%)	1.0%
9		- Deferred Arrears Balance		0.1	0.0		0.1	0.1%	0.0%	0.1%
10		- AOG		(7.4)	(2.9)		(4.5)	(10.6%)	(4.2%)	(6.4%)
11		- Other Leasing Income		0.1	0.0		0.1	0.1%	0.0%	0.1%
12		- Repossession		0.0	(0.6)		0.6	0.0%	(0.8%)	0.9%

13	sum of 8 - 12	Sub-total		(7.2)	(4.2)		(3.0)	(10.3%)	(6.0%)	(4.3%)
14	5+6+13	Net Lease Rental		42.6	65.6		(23.0)	61.0%	94.0%	(33.0%)
15		Interest Earned		0.3	1.1		(0.8)	0.4%	1.6%	(1.1%)
16		Aircraft Sales		0.4	0.0		0.4	0.6%	0.0%	0.6%
17		Net Maintenance		2.8	0.0		2.8	4.0%	0.0%	4.0%
18		Other Receipts		0.0	0.0		0.0	0.0%	0.0%	0.0%

19	sum of 14 - 18	Total Cash Collections		46.1	66.7		(20.6)	66.0%	95.6%	(29.5%)

		CASH EXPENSES
		Aircraft Operating Expenses
20		- Re-leasing and other overheads		(7.6)	(3.5)		(4.1)	(10.9%)	(5.0%)	(5.9%)
		SG&A Expenses
21		Aircraft Servicer Fees
		- Retainer Fee		(3.9)	(3.6)		(0.3)	(5.6%)	(5.2%)	(0.4%)
		- Minimum Incentive Fee		0.0	(0.3)		0.3	0.0%	(0.4%)	0.4%
		- Core Cashflow/Sales Incentive Fee		0.0	0.0		0.0	0.0%	0.0%	0.0%

22	21	Sub-total		(3.9)	(3.9)		0.0	(5.6%)	(5.6%)	0.0%
23		Other Servicer Fees and Other Overheads		(2.3)	(1.6)		(0.7)	(3.3%)	(2.3%)	(1.0%)
23A		Other SG&A Expenses		0.0	0.0		0.0	0.0%	0.0%	0.0%

24	22+23+23A	Sub-total		(6.2)	(5.5)		(0.7)	(8.9%)	(7.9%)	(1.0%)

25	24+20	Total Cash Expenses		(13.8)	(9.0)		(4.8)	(19.8%)	(12.9%)	(6.9%)

		NET CASH COLLECTIONS
26	19	Total Cash Collections		46.1	66.7		(20.6)	66.0%	95.6%	(29.5%)
27	25	Total Cash Expenses		(13.8)	(9.0)		(4.8)	(19.8%)	(12.9%)	(6.9%)
28		Movement in Expense Account		(1.0)	0.0		(1.0)	(1.4%)	0.0%	(1.4%)
29		Reduction in Liquidity Reserve		0.0	0.0		0.0	0.0%	0.0%	0.0%
29A		Shortfall in Liquidity Reserve		(1.5)	0.0		(1.5)	(2.1%)	0.0%	(2.1%)
30		Interest Payments		(17.4)	(28.9)		11.5	(24.9%)	(41.4%)	16.5%
31		Swap Payments		(8.8)	(0.8)		(8.0)	(12.6%)	(1.1%)	(11.5%)

32	sum of 26 - 31	TOTAL		3.6	28.0		(24.4)	5.2%	40.1%	(34.9%)

33		PRINCIPAL PAYMENTS
		Subclass A-6		0.0	24.5		(24.5)	0.0%	35.1%	(35.1%)
		Class B		3.6	3.5		0.1	5.2%	5.0%	0.2%

		Total		3.6	28.0		(24.4)	5.2%	40.1%	(34.9%)

		Debt Balances at July 15, 2003
		Subclass A-6		190.5	65.2
		Subclass A-8		700.0	700.0
		Subclass A-9		750.0	750.0
		Class B		233.7	235.3
		Class C		349.8	349.8
		Class D		395.1	395.1

				2,619.1	2,495.4

Airplanes Group Cash Flow Performance for the Period from March 10, 2001 to July 15, 2003 (28 Months)

Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

								% of Lease Rentals under
								the 2001 Base Case

					2001				2001

			Actual		Base Case	Variance		Actual	Base Case	Variance

		CASH COLLECTIONS	$	M	$ M	$	M
1		Lease Rentals		983.7	983.7		0.0	100.0%	100.0%	0.0%
2		- Renegotiated Leases		(65.8)	0.0		(65.8)	(6.7%)	0.0%	(6.7%)
3		- Rental Resets		(125.7)	0.0		(125.7)	(12.8%)	0.0%	(12.8%)
4		- Lease Rentals — Aircraft Sales		(5.7)	0.0		(5.7)	(0.6%)	0.0%	(0.6%)

5	sum of 1 - 4	Contracted Lease Rentals		786.5	983.7		(197.2)	80.0%	100.0%	(20.0%)
6		Movement in Current Arrears Balance		(5.2)	0.0		(5.2)	(0.5%)	0.0%	(0.5%)
7		less Net Stress Related Costs
8		- Bad Debts		(8.2)	(9.9)		1.7	(0.8%)	(1.0%)	0.2%
9		- Deferred Arrears Balance		6.8	3.1		3.7	0.7%	0.3%	0.4%
10		- AOG		(59.3)	(41.4)		(17.9)	(6.0%)	(4.2%)	(1.8%)
11		- Other Leasing Income		11.9	0.0		11.9	1.2%	0.0%	1.2%
12		- Repossession		(4.1)	(7.9)		3.8	(0.4%)	(0.8%)	0.4%

13	sum of 8 - 12	Sub-total		(52.9)	(56.1)		3.2	(5.4%)	(5.7%)	0.3%
14	5+6+13	Net Lease Rental		728.4	927.6		(199.2)	74.0%	94.3%	(20.3%)
15		Interest Earned		8.6	16.2		(7.6)	0.9%	1.6%	(0.8%)
16		Aircraft Sales		28.7	29.3		(0.6)	2.9%	3.0%	(0.1%)
17		Net Maintenance		42.1	0.0		42.1	4.3%	0.0%	4.3%
18		Other Receipts		8.3	0.0		8.3	0.8%	0.0%	0.8%

19	sum of 14 - 18	Total Cash Collections		816.1	973.1		(157.0)	83.0%	98.9%	(16.0%)

		CASH EXPENSES
		Aircraft Operating Expenses
20		- Re-leasing and other overheads		(50.3)	(49.3)		(1.0)	(5.1%)	(5.0%)	(0.1%)
		SG&A Expenses
21		Aircraft Servicer Fees
		- Retainer Fee		(51.9)	(52.2)		0.3	(5.3%)	(5.3%)	0.0%
		- Minimum Incentive Fee		(4.5)	(3.5)		(1.0)	(0.5%)	(0.4%)	(0.1%)
		- Core Cashflow/Sales Incentive Fee		(0.2)	0.0		(0.2)	0.0%	0.0%	0.0%

22	21	Sub-total		(56.6)	(55.7)		(0.9)	(5.8%)	(5.7%)	(0.1%)
23		Other Servicer Fees and Other Overheads		(26.2)	(24.1)		(2.1)	(2.7%)	(2.4%)	(0.2%)
23A		Other SG&A Expenses		0.0	(4.7)		4.7	0.0%	(0.5%)	0.5%

24	22+23+23A	Sub-total		(82.8)	(84.5)		1.7	(8.4%)	(8.6%)	0.2%

25	24+20	Total Cash Expenses		(133.1)	(133.8)		0.7	(13.5%)	(13.6%)	0.1%

		NET CASH COLLECTIONS
26	19	Total Cash Collections		816.1	973.1		(157.0)	83.0%	98.9%	(16.0%)
27	25	Total Cash Expenses		(133.1)	(133.8)		0.7	(13.5%)	(13.6%)	0.1%
28		Movement in Expense Account		(6.5)	0.0		(6.5)	(0.7%)	0.0%	(0.7%)
29		Reduction in Liquidity Reserve		40.0	40.0		0.0	4.1%	4.1%	0.0%
29A		Shortfall in Liquidity Reserve		0.6	0.0		0.6	0.1%	0.0%	0.1%
30		Interest Payments		(300.2)	(429.9)		129.7	(30.5%)	(43.7%)	13.2%
5.1%		Swap Payments		(117.4)	(26.2)		(91.2)	(11.9%)	(2.7%)	(9.3%)

32	sum of 26 - 31	TOTAL		299.5	423.2		(123.7)	30.4%	43.0%	(12.6%)

33		PRINCIPAL PAYMENTS
		Subclass A-6		254.9	380.2		(125.3)	25.9%	38.6%	(12.7%)
		Class B		44.6	43.0		1.6	4.5%	4.4%	0.2%

		Total		299.5	423.2		(123.7)	30.4%	43.0%	(12.6%)

		Debt Balances at July 15, 2003
		Subclass A-6		190.5	65.2		125.3
		Subclass A-8		700.0	700.0		0.0
		Subclass A-9		750.0	750.0		0.0
		Class B		233.7	235.3		(1.6)
		Class C		349.8	349.8		0.0
		Class D		395.1	395.1		0.0

				2,619.1	2,495.4		123.7

		Mar-01		2001

		Closing	Actual	Base Case

		$m	$m	$m
	Net Cash Collections		299.5	423.2
	Add Back Interest and Swap Payments		417.6	456.1

a	Net Cash Collections		717.1	879.3

	(excl. interest and swap payments)
b	Swaps		117.4	26.2
c	Class A Interest		114.4	226.7
d	Class A Minimum		0.0	0.0
e	Class B Interest		19.0	36.4
f	Class B Minimum		44.6	43.0
g	Class C Interest		66.5	66.5
h	Class D Interest		100.3	100.3
i	Class A Principal Adjustment		254.9	380.2
i	Class C Scheduled		0.0	0.0
k	Class D Scheduled		0.0	0.0
l	Permitted Aircraft Modifications		0.0	0.0
m	Step-up Interest		0.0	0.0
n	Class E Minimum Interest		0.0	0.0
o	Class B Supplemental		0.0	0.0
p	Class A Supplemental		0.0	0.0

	Total		717.1	879.3

[1]	Interest Coverage Ratio
	Class A		3.1	3.5	=a/(b+c)
	Class B		2.9	3.0	=a/(b+c+d+e)
	Class C		2.0	2.2	=a/(b+c+d+e+f+g)
	Class D		1.6	1.8	=a/(b+c+d+e+f+g+h)

[2]	Debt Coverage Ratio
	Class A		3.1	3.5	=a/(b+c+d)
	Class B		2.4	2.6	=a/(b+c+d+e+f)
	Class C		N/A	N/A	=a/(b+c+d+e+f+g+h+ i+j)
	Class D		N/A	N/A	=a/(b+c+d+e+f+g+h+ i+j+k)

	Loan to Value Ratios (in U.S. dollars)
[3]	Adjusted Portfolio Value	3,108.6	2,342.0	2,673.9
	Liquidity Reserve Amount
	Of which – Cash	156.9	109.9	116.0
	- Accrued Expenses	12.6	11.0	0.0

	Subtotal	169.5	120.9	116.0
	Less Lessee Security Deposits	36.9	29.9	36.0

	Subtotal	132.6	91.0	80.0

[4]	Total Asset Value	3,241.2	2,433.0	2,753.9

Note Balances as at:	March 15, 2001		July 15, 2003		July 15, 2003

Class A	1,895.4	58.5%	1,640.5	67.4%	1,515.2	55.0%
Class B	278.3	67.1%	233.7	77.0%	235.3	63.6%
Class C	349.8	77.9%	349.8	91.4%	349.8	76.3%
Class D	395.1	90.0%	395.1	107.6%	395.1	90.6%

	2,918.6		2,619.1		2,495.4

[1]	“Interest Coverage Ratio” is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes.

[2]	“Debt Coverage Ratio” is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of notes plus the interest and minimum/scheduled principal payments payable on each subclass of notes that ranks equally with or senior to the relevant subclass of notes in the priority of payments. In respect of the class A notes, principal adjustment amount payments have been excluded as they are a function of aircraft values. Debt Coverage Ratios have not been provided for the class C and D notes as no scheduled principal amounts have been paid on these notes in the period since March 2001.

[3]	“Adjusted Portfolio Value” represents the base value of each aircraft in the portfolio as determined by the most recent appraisal multiplied by the depreciation factor at payment date divided by the depreciation factor as of the relevant appraisal date.

[4]	“Total Asset Value” is equal to total Adjusted Portfolio Value plus liquidity reserve amount minus lessee security deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group’s principal market risk exposure is to changes in interest rates. This exposure arises from its notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass or class of notes, including the outstanding principal amount as of June 30, 2003 and estimated fair value as of June 30, 2003, are as follows:

	Annual Interest			Estimated Fair
	Rate	Principal Amount	Final	Value at
Class of Notes	(Payable Monthly)	at June 30, 2003	Maturity Date	June 30, 2003*

		$ Million		$ Million
Subclass A-6	(LIBOR+.34%)	190	March 15, 2019	171
Subclass A-8	(LIBOR+.375%)	700	March 15, 2019	588
Subclass A-9	(LIBOR+.55%)	750	March 15, 2019	615
Class B	(LIBOR+.75%)	234	March 15, 2019	57
Class C	(8.15%)	350	March 15, 2019	44
Class D	(10.875%)	395	March 15, 2019	16

		2,619		1,491

*	Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at June 30, 2003 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and leases representing approximately 97% of our portfolio by appraised value as of January 31, 2003 are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group’s fixed and floating interest obligations in respect of the class A to D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps (the “swaps”).

Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to the expected paydown schedule of the class A and class B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group’s administrative agent (the “Administrative Agent”), seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments.

We have reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as we anticipate ceasing payments of interest on these notes and certificates in the final quarter of 2003. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. We also expect that by the end of 2003, our cashflows will be insufficient to enable any funds to be allocated to the “Second Collection Account Top-up” in the priority of payments. Therefore, we are no longer including this cash balance in our hedging calculations from the end of 2003.

At June 30, 2003, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,465 million. The aggregate notional principal balance of these swaps will reduce, by their terms, to $1,170 million by March 31, 2004, to an aggregate notional principal balance of $700 million by March 31, 2005, to an aggregate notional principal balance of $495 million by March 31, 2006, to an aggregate notional principal balance of $275 million by March 31, 2007 and to an aggregate notional principal balance of $90 million by March 2008. None of the swaps have a maturity date extending beyond April 2008. The aggregate estimated fair market value of the swaps at June 30, 2003 was ($83.4) million, that is the swaps were “out-of-the-money”, such that if sold, Airplanes Group would incur a loss of $83.4 million, as detailed below:

Airplanes Group Swap Book at June 30, 2003

	Notional			Final	Fixed	Estimated Fair
Swap	Amount (i)		Effective	Maturity	Rate	Market Value ($)
No.	$'millions		Date	Date	Payable (ii)	as at Jun 30, 2003

1	40		15-Jul-99	15-Aug-03	6.2900%	(275,811)
2	10		18-Jan-00	15-Oct-03	6.4650%	(179,877)
3	25		17-Aug-99	15-Nov-03	6.3300%	(462,419)
4	25		15-Dec-00	15-Nov-03	7.3625%	(660,059)
5	5		26-Apr-00	15-Nov-03	6.6875%	(166,046)
6	30		20-Sep-00	15-Nov-03	6.5625%	(700,105)
7	5		15-Nov-00	15-Nov-03	6.5775%	(115,479)
8	10		15-Feb-01	15-Nov-03	5.2750%	(178,424)
9	45		24-Mar-00	15-Dec-03	6.8450%	(1,304,260)
10	20		15-Jan-03	15-Dec-03	1.4825%	(64,687)
11	15		15-May-00	15-Jan-04	7.2995%	(548,817)
12	10		26-Jun-00	15-Feb-04	6.9775%	(247,224)
13	35		15-Aug-00	15-Feb-04	6.7700%	(1,352,695)
14	0	(iv)	15-Jul-03	15-Mar-04	0.9700%	81,210
15	15		18-Aug-00	15-Apr-04	6.7700%	(595,391)
16	15		15-Nov-01	15-Apr-04	4.8900%	(449,127)
17	60		30-Apr-02	15-Apr-04	3.3700%	(679,013)
18	40		15-Aug-02	15-Apr-04	2.1600%	(336,844)
19	25		17-Apr-01	15-May-04	6.8290%	(1,223,843)
20	20		12-Oct-00	15-Jul-04	6.5850%	(1,059,153)
21	65		17-Jun-02	15-Jul-04	3.7700%	(1,856,384)
22	35		17-Sep-01	15-Sep-04	5.7125%	(1,999,372)
23	30		17-Jun-02	15-Oct-04	3.5800%	(959,924)
24	0	(iv)	15-Jul-03	15-Nov-04	5.7650%	(1,435,085)

25	25		15-Apr-02	15-Dec-04	5.3975%	(1,070,808)
26	30		15-Apr-03	15-Dec-04	4.2350%	(1,138,024)
27	45		15-May-01	15-Jan-05	4.7950%	(2,268,846)
28	145		21-Aug-01	15-Feb-05	4.4195%	(3,488,581)
29	0	(iv)	15-Oct-04	17-Oct-05	4.5650%	(175,371)
30	30		17-Oct-01	15-Nov-05	3.9475%	(1,817,298)
31	95		24-Jul-01	15-Dec-05	5.2850%	(7,806,104)
32	0	(iv)	17-Nov-03	17-Jan-06	5.1150%	(1,518,674)
33	200		20-Dec-01	15-Feb-06	4.6350%	(12,021,458)
34	10		15-May-03	15-Mar-06	2.8800%	(380,280)
35	25		30-Jan-02	15-Apr-06	3.5040%	(1,343,922)
36	130		15-Mar-02	15-Apr-06	4.0125%	(4,224,759)
37	0	(iv)	15-Dec-03	18-Apr-06	2.9425%	(499,359)
38	55		15-Aug-02	15-Jul-06	5.5500%	(10,339,382)
39	0	(iv)	17-Oct-05	15-Oct-06	4.9400%	(189,311)
40	0	(iv)	15-Jul-04	15-May-07	5.8620%	(7,578,162)
41	0	(iv)	15-Mar-04	15-May-07	5.2020%	(3,550,093)
42	60		15-Apr-03	15-May-07	3.5350%	(2,693,577)
43	35		17-Mar-03	17-Sep-07	3.8700%	(4,236,856)
44	0	(iv)	15-May-07	15-Nov-07	4.8000%	(301,979)
45	0	(iv)	17-Sep-07	17-Dec-07	4.9440%	(157,273)
46	0	(iv)	15-Jul-05	15-Apr-08	3.4800%	186,942

	1,465					(83,382,004)

(i)	While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(ii)	Each of the above swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii)	Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, which resets monthly on an actual /360 adjusted basis.

(iv)	The initial amounts for swaps number 14, 24, 29, 32, 37, 39, 40, 41, 44, 45, and 46 are $135 million, $15 million, $15 million, $30 million, $30 million, $10 million, $65 million, $20 million, $95 million, $75 million and $45 million respectively.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of swaptions. If Airplanes Group purchases swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and received fixed amounts. These swaptions could be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates had declined since the contract date of such leases. Following consultation with the rating agencies in the year ended March 31, 2002, it is not currently proposed to purchase any swaptions due primarily to the low interest rate environment and our current cash flow performance.

Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, if Airplanes Group were to decide to purchase swaptions, it would purchase swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the “target hedge”) will be varied from time to time to reflect, among other things, changes in the mix of payment bases under future leases and in the prevailing level of interest rates.

The payment of the premium for any of these swaptions may be made at two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a “minimum hedge payment” and is paid fourth in Airplanes Group’s order of priority of payments. The other fifty percent of the premium is expended as a “supplemental hedge payment” and is paid seventeenth in Airplanes Group’s order of priority of payments.

If there are not sufficient amounts available for distribution and a supplemental hedge payment would not be made in any month, then Airplanes Group would reduce the aggregate notional amount of the swaptions bought in that month to reflect the amount that can be bought for the premium payable as a minimum hedge payment. As a result of the outstanding class A principal adjustment amount, no supplemental hedge payments can be made until there are sufficient cash flows in any given month to satisfy all obligations ranking senior to the supplemental hedge payment under the terms of the notes.

If at any time there are outstanding swaptions, the Administrative Agent may also sell at market value or unwind part or all of the outstanding swaptions, for example, to reflect any decreases in the target hedge. In the period from March 28, 1996 to March 31, 2002, Airplanes Group purchased swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold swaptions with an aggregate notional principal balance of $589 million and swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of swaptions at June 30, 2003 therefore amounted to $Nil.

Through the use of swaps, swaptions (when applicable) and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group’s interest rate risk management strategies will be effective in this regard. In particular, because of our current financial condition, we may have difficulty finding counterparties. Some of our counterparties have also ceased to be eligible counterparties because they have been downgraded.

The directors of Airplanes Limited and the controlling trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group is required by the indentures to enter into swaps only with counterparties meeting certain rating requirements.

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group’s policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group’s future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of refinancing notes with different interest rate provisions from the notes. Please refer to “Risk Factors” in the Airplanes Group Report on Form 10-K for the year ended March 31, 2003 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group’s exposure to changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Chairman of the Board of Directors of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d) as of a date (the “Evaluation Date”) as of the end of the period covered by this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in internal controls

There were no changes in the internal controls of Airplanes Group over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

VASP

Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.98% of our portfolio by appraised value as of June 30, 2003. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland’s rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland’s rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

Other Matters

Two subsidiaries of Airplanes Trust, AeroUSA Inc. and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries. debis AirFinance believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial conditions of AeroUSA, Inc.

Since November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. have filed consolidated United States federal tax returns and certain state and local tax returns with General Electric Capital Corporation (“GE”), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

31	Certification of Chairman pursuant to Rule 13a-14(a).

32	Section 1350 Certification

Reports on Form 8-K:

Filed on April 11, 2003, May 13, 2003 and June 12, 2003 (relating to the monthly report to holders of the certificates) and April 1, 2003, May 12, 2003 and June 6, 2003 (relating to ratings actions).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	AIRPLANES LIMITED

	By:	/s/ William M. McCann

William M. McCann
Director and Principal
Accounting Officer

Date: August 14, 2003	AIRPLANES U.S. TRUST

	By:	/s/ William M. McCann

William M. McCann
Controlling Trustee and Principal
Accounting Officer

APPENDIX

Particulars of the Portfolio as of June 30, 2003 are contained in the table below

AIRPLANES GROUP PORTFOLIO ANALYSIS

						Apprasied Value at
					Serial	January 31, 2003
Region	Country	Lessee	Aircraft Type	Engine Type	Number	($000's)

Africa	Tunisia	Nouvelair Tunisie	A320-200	CFM56-5A3	348	24,258
	Tunisia	Nouvelair Tunisie	MD83	JT8D-219	49631	12,534
	Tunisia	Nouvelair Tunisie	MD83	JT8D-219	49672	11,487
Asia	Australia	National Jet Systems	DHC8-100	PW121	229	4,539
	Bangladesh	GMG Airlines	DHC8-300	PW123	307	6,389
	China	China Southern	B737-500	CFM56-3C1	24897	15,803
	China	China Southern	B737-500	CFM56-3C1	25182	16,771
	China	China Southern	B737-500	CFM56-3C1	25183	17,479
	China	China Southern	B737-500	CFM56-3C1	25188	17,554
	China	Shandong Airlines Co. Ltd	B737-300QC	CFM56-3B1	23499	14,476
	China	Shandong Airlines Co. Ltd	B737-300QC	CFM56-3B1	23500	13,932
	China	Xinjiang	B757-200	RB211-535E4	26156	31,404
	Indonesia	Garuda	B737-400	CFM56-3C1	24683	20,100
	Indonesia	Garuda	B737-400	CFM56-3C1	24691	20,463
	Indonesia	Merpati Nusantara Airlines	B737-200A	JT8D-15	22368	2,072
	Indonesia	Merpati Nusantara Airlines	B737-200A	JT8D-15	22369	1,733
	Indonesia	PT Mandala Airlines	B737-200A	JT8D-17	21685	2,198
	Indonesia	PT Mandala Airlines	B737-200A	JT8D-15	22278	2,472
	Indonesia	PT Mandala Airlines	B737-200A	JT8D-17A	22803	3,387
	Indonesia	PT Mandala Airlines	B737-200A	JT8D-17A	22804	3,490
	Indonesia	PT Mandala Airlines	B737-200A	JT8D-17A	23023	3,540
	Indonesia	PT Metro Batavia	B737-200A	JT8D-15	22397	2,937
	Indonesia	PT Metro Batavia	B737-200A	JT8D-17A	22407	1,890
	Indonesia	PT Metro Batavia	B737-200A	JT8D-17A	22802	3,502
	Indonesia	PT Metro Batavia	B737-400	CFM56-3C1	24345	18,060
	Indonesia	PT Metro Batavia	B737-400	CFM56-3C1	24687	18,888
	Malaysia	Air Asia Sdn. Bhd	B737-300	CFM56-3C1	24905	18,506
	Malaysia	Air Asia Sdn. Bhd	B737-300	CFM56-3C1	24907	18,421
	Pakistan	Pakistan Int Airline	A300B4-200	CF6-50C2	269	4,898
	Philippines	Philippine Airlines	B737-300	CFM56-3B1	24770	16,556
	Philippines	Philippine Airlines	B737-400	CFM56-3C1	24684	19,471
	Philippines	Philippine Airlines	B737-400	CFM56-3C1	26081	22,855
	South Korea	Asiana Airlines	B737-400	CFM56-3C1	24493	18,460
	South Korea	Asiana Airlines	B737-400	CFM56-3C1	24520	18,829
	Taiwan	Far Eastern Air Transport	MD83	JT8D-219	49950	13,015
Europe	Czech Republic	Travel Servis a.s	B737-400	CFM56-3C1	24911	21,063
	France	Air France	A320-200	CFM56-5A3	203	23,810
	France	Air France	A320-200	CFM56-5A3	220	24,558
	Hungary	Malev	B737-400	CFM56-3C1	26069	22,221
	Hungary	Malev	B737-400	CFM56-3C1	26071	22,446
	Iceland	Air Atlanta	B767-300ER	PW4060	26204	47,594
	Italy	Air One SpA	B737-300	CFM56-3C1	25179	19,595
	Italy	Air One SpA	B737-300	CFM56-3C1	25187	19,617
	Italy	Air One SpA	B737-400	CFM56-3C1	24906	19,154
	Italy	Air One SpA	B737-400	CFM56-3C1	24912	19,308
	Italy	Eurofly S.P.A	MD83	JT8D-219	49390	10,549
	Italy	Meridiana SpA	MD83	JT8D-219	49792	13,533
	Italy	Meridiana SpA	MD83	JT8D-219	49935	13,243

						Apprasied Value at
					Serial	January 31, 2003
Region	Country	Lessee	Aircraft Type	Engine Type	Number	($000's)

	Italy	Meridiana SpA	MD83	JT8D-219	49951	14,581
	Netherlands	Schreiner Airways	DHC8-300	PW123	232	5,701
	Netherlands	Schreiner Airways	DHC8-300	PW123	244	5,855
	Netherlands	Schreiner Airways	DHC8-300	PW123	276	6,132
	Netherlands	Schreiner Airways	DHC8-300	PW123	298	6,518
	Netherlands	Schreiner Airways	DHC8-300	PW123	300	6,439
	Norway	Wideroe’s Flyveselskap a/s	DHC8-300	PW123	293	6,365
	Norway	Wideroe’s Flyveselskap a/s	DHC8-300	PW123	342	6,861
	Spain	Futura	B737-400	CFM56-3C1	24689	19,922
	Spain	Futura	B737-400	CFM56-3C1	24690	19,708
	Spain	Futura	B737-400	CFM56-3C1	25180	22,019
	Spain	Spanair	MD83	JT8D-219	49620	12,205
	Spain	Spanair	MD83	JT8D-219	49624	11,586
	Spain	Spanair	MD83	JT8D-219	49626	12,037
	Spain	Spanair	MD83	JT8D-219	49709	11,598
	Spain	Spanair	MD83	JT8D-219	49936	13,142
	Spain	Spanair	MD83	JT8D-219	49938	13,780
	Turkey	FreeBird Airlines	MD83	JT8D-219	49949	14,967
	Turkey	Orbit Ekspres Havayollari A.S	A300C4-200	CF6-50C2	83	7,973
	Turkey	Turk Hava Yollari	B737-400	CFM56-3C1	24917	21,152
	Turkey	Turk Hava Yollari	B737-400	CFM56-3C1	25181	21,122
	Turkey	Turk Hava Yollari	B737-400	CFM56-3C1	25184	21,747
	Turkey	Turk Hava Yollari	B737-400	CFM56-3C1	25261	21,653
	Turkey	Turk Hava Yollari	B737-400	CFM56-3C1	26065	21,892
	Turkey	Turk Hava Yollari	B737-500	CFM56-3C1	25288	17,688
	Turkey	Turk Hava Yollari	B737-500	CFM56-3C1	25289	17,164
	United Kingdom	Go Fly Limited	B737-300	CFM56-3B2	23923	16,116
	United Kingdom	MyTravel Airways	A320-200	CFM56-5A3	294	25,352
	United Kingdom	MyTravel Airways	A320-200	CFM56-5A3	301	24,849
	United Kingdom	MyTravel Airways	A320-200	CFM56-5A3	349	24,858
	United Kingdom	Titan Airways Limited	ATR42-300	PW120	109	3,529
	United Kingdom	Titan Airways Limited	ATR42-300	PW120	113	3,446
	United Kingdom	Titan Airways Limited	B757-200	RB211-535E4	26151	31,591
Latin America	Antigua	Caribbean Star Airlines	DHC8-300	PW123	267	6,550
	Antigua	Liat	DHC8-100	PW120-A	113	3,319
	Antigua	Liat	DHC8-100	PW120-A	140	3,498
	Antigua	Liat	DHC8-100	PW120-A	144	3,492
	Antigua	Liat	DHC8-100	PW120-A	270	4,083
	Antigua	Liat	DHC8-300	PW123	283	6,230
	Bermuda	Hawk Aviation	B737-200A	JT8D-17A	23024	3,042
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11284	6,969
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11285	7,094
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11304	7,793
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11305	7,800
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11336	8,163
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11347	8,326
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11348	7,897
	Brazil	TAM Linhas Aereas	F100	TAY650-15	11371	7,973
	Brazil	VARIG	MD11	CF6-80C2D1F	48499	46,887
	Brazil	VARIG	MD11	CF6-80C2D1F	48500	47,872
	Brazil	VARIG	MD11	CF6-80C2D1F	48501	49,184
	Colombia	Avianca	B757-200	RB211-535E4	26154	30,805
	Colombia	Avianca	B767-200ER	PW4060	25421	36,627
	Colombia	Avianca	MD83	JT8D-219	49939	12,127
	Colombia	Avianca	MD83	JT8D-219	49946	12,689
	Colombia	Avianca	MD83	JT8D-219	53120	14,044
	Colombia	Avianca	MD83	JT8D-219	53125	15,175

						Apprasied Value at
					Serial	January 31, 2003
Region	Country	Lessee	Aircraft Type	Engine Type	Number	($000's)

	Colombia	Tampa	DC8-71F	CFM56-2C1	45849	9,639
	Colombia	Tampa	DC8-71F	CFM56-2C1	45945	9,990
	Colombia	Tampa	DC8-71F	CFM56-2C1	45976	11,546
	Colombia	Tampa	DC8-71F	CFM56-2C1	46066	9,543
	Mexico	Aeromexico	DC9-32	JT8D-17	48125	1,613
	Mexico	Aeromexico	DC9-32	JT8D-17	48126	1,872
	Mexico	Aeromexico	DC9-32	JT8D-17	48127	1,463
	Mexico	Aeromexico	DC9-32	JT8D-17	48128	1,763
	Mexico	Aeromexico	DC9-32	JT8D-17	48129	2,004
	Mexico	Aeromexico	MD82	JT8D-217	49660	10,098
	Mexico	Aeromexico	MD82	JT8D-217A	49667	10,202
	Mexico	Aeromexico	MD87	JT8D-219	49673	9,318
	Mexico	Mexicana	F100	TAY650-15	11266	7,146
	Mexico	Mexicana	F100	TAY650-15	11309	7,899
	Mexico	Mexicana	F100	TAY650-15	11319	7,715
	Mexico	Mexicana	F100	TAY650-15	11339	8,210
	Mexico	Mexicana	F100	TAY650-15	11374	9,048
	Mexico	Mexicana	F100	TAY650-15	11375	8,330
	Mexico	Mexicana	F100	TAY650-15	11382	9,248
	Mexico	Mexicana	F100	TAY650-15	11384	9,035
	Netherlands Antilles	Dutch Caribbean Airline	DHC8-300C	PW123	230	6,047
	Netherlands Antilles	Dutch Caribbean Airline	DHC8-300C	PW123	242	5,981
	Trinidad & Tobago	BWIA West Indies Airways Limited	MD83	JT8D-219	49789	13,610
N America	Canada	Air Canada	A320-200	CFM56-5A1	174	23,124
	Canada	Air Canada	A320-200	CFM56-5A1	175	23,652
	Canada	Air Canada	A320-200	CFM56-5A1	232	23,219
	Canada	Air Canada	A320-200	CFM56-5A1	284	24,282
	Canada	Air Canada	A320-200	CFM56-5A1	309	23,870
	Canada	Air Canada	A320-200	CFM56-5A1	404	26,523
	Canada	Air Canada	B767-300ER	PW4060	24948	44,881
	Canada	Air Canada	B767-300ER	PW4060	26200	48,641
	Canada	Jetsgo Airlines	MD83	JT8D-219	49941	14,168
	Canada	Jetsgo Airlines	MD83	JT8D-219	49943	13,437
	United States of America	BAX Global	DC8-71F	CFM56-2C1	45811	9,864
	United States of America	BAX Global	DC8-71F	CFM56-2C1	45813	9,285
	United States of America	BAX Global	DC8-71F	CFM56-2C1	45973	10,250
	United States of America	BAX Global	DC8-71F	CFM56-2C1	45978	9,161
	United States of America	BAX Global	DC8-71F	CFM56-2C1	45993	9,344
	United States of America	BAX Global	DC8-71F	CFM56-2C1	45994	8,891
	United States of America	BAX Global	DC8-71F	CFM56-2C1	46065	9,493
	United States of America	DHL Airways	DC8-73CF	CFM56-2C1	46091	13,251
	United States of America	Frontier Airlines, Inc.	B737-300	CFM56-3B1	23177	13,191
	United States of America	Pace Airlines	B737-300	CFM56-3B2	23749	15,351
	United States of America	Polar Air Cargo	B747-200SF	JT9D-7Q	21730	19,522
	United States of America	TWA Airlines LLC	MD83	JT8D-219	49575	11,021
Off Lease	Off Lease	Off Lease	A300B4-200	CF6-50C2	131	4,935
	Off Lease	Off Lease	ATR42-300	PW120	249	4,327
	Off Lease	Off Lease	ATR42-300	PW121	284	4,744
	Off Lease	Off Lease	B737-200A	JT8D-15	21735	3,059
	Off Lease	Off Lease	B737-200A	JT8D-15	22979	3,993
	Off Lease	Off Lease	B737-500	CFM56-3C1	25185	16,565
	Off Lease	Off Lease	B737-500	CFM56-3C1	25191	18,036
	Off Lease	Off Lease	DC8-71F	CFM56-2C1	45946	8,888
	Off Lease	Off Lease	DC8-71F	CFM56-2C1	45971	9,952
	Off Lease	Off Lease	DC8-71F	CFM56-2C1	45996	10,346
	Off Lease	Off Lease	DC8-71F	CFM56-2C1	45997	10,345
	Off Lease	Off Lease	DC8-71F	CFM56-2C1	45998	10,421

						Apprasied Value at
					Serial	January 31, 2003
Region	Country	Lessee	Aircraft Type	Engine Type	Number	($000's)

	Off Lease	Off Lease	DHC8-100	PW121	258	4,111
	Off Lease	Off Lease	DHC8-300	PW123	266	6,389
	Off Lease	Off Lease	DHC8-300	PW123	296	6,172
	Off Lease	Off Lease	DHC8-300	PW123	334	6,627
	Off Lease	Off Lease	MD83	JT8D-219	49442	11,243
	Off Lease	Off Lease	METRO-III	TPE331-11	705	853
	Off Lease	Off Lease — LOI Euro Atlantic (1)	B767-300ER	PW4060	25411	48,288
	Off Lease	Off Lease — LOI Promodal (1)	DC8-71F	CFM56-2C1	45970	11,459
	Off Lease	Off Lease — LOI Sky Europe (1)	B737-500	CFM56-3C1	25186	16,497
Other	Kazakhstan	Air Kazakhstan	B737-200A	JT8D-15	22090	2,086
	Kazakhstan	Air Kazakhstan	B737-200A	JT8D-15	22453	2,402
	Ukraine	Ukraine International	B737-400	CFM56-3C1	25190	21,986
	Ukraine	Ukraine International	B737-500	CFM56-3C1	25192	17,286
	Ukraine	Ukraine International	B737-500	CFM56-3C1	26075	16,689

						2,419,687

Note:

(1)	These aircraft are subject to LOI for lease and scheduled for delivery after June 30, 2003.