Form 10-Q
period 2003-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2003-11-14
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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
           Airplanes Limited                   Airplanes U.S. Trust
          22 Grenville Street                1100 North Market Street,
              St. Helier                       Rodney Square North
            Jersey, JE4 8PX                    Wilmington, Delaware
            Channel Islands                         19890-0001
         (011 44 1534 609 000)                   (1-302-651-1000)
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

                           Yes [x]       No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
Issuer                             Class                    September 30, 2003
------                             -----                    ------------------

Airplanes Limited      Ordinary Shares, $1.00 par value             30

                   Airplanes Limited and Airplanes U.S. Trust

         Form 10-Q for the Three Month Period Ended September 30, 2003

                                     Index

Part I.   Financial Information                                        Page No.

Item 1.   Financial Statements (Unaudited)                                3

          -    Unaudited Condensed Balance Sheets - September 30,
               2003 and 31, 2003
          - Unaudited Condensed Statements of Operations - Three Months Ended September 30, 2003 and September 30, 2002
          - Unaudited Condensed Statements of Operations - Six Months Ended September 30, 2003 and September 30, 2002
          - Unaudited Condensed Statements of Comprehensive Income / (Loss) - Three Months Ended September 30, 2003 and September 30, 2002
          - Unaudited Condensed Statements of Comprehensive Income / (Loss) - Six Months Ended September 30, 2003 and September 30, 2002
          - Unaudited Statements of Changes in Shareholders Deficit / Net Liabilities - Six Months Ended September 30, 2003 and September 30, 2002
          - Unaudited Condensed Statements of Cash Flows - Six Months Ended September 30, 2003 and September 30, 2002
          -    Notes to the Unaudited Condensed Financial
               Statements

Item 2.   Management's Discussion and Analysis of Financial              13
          Condition and Results of Operations
          -    Introduction
          -    Results of Operations - Three Months Ended
               September 30, 2003 compared with Three Months
               Ended September 30, 2002
          -    Comparison of Actual Cashflows versus the 2001
               Base Case for the Three Month Period from July 10,
               2003 to October 15, 2003

Item 3.   Quantitative and Qualitative Disclosures about Market Risks    46

Item 4.   Controls and Procedures                                        50

Part II.  Other Information

Item 1.   Legal Proceedings                                              51

Item 6.   Exhibits and Reports on Form 8-K                               51

Signatures

Appendix 1     Portfolio Information as at September 30, 2003

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                                 AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                         March 31,                                  September 30,
                                         -----------------------------------------    -----------------------------------------
                                                            2003                                         2003
                                         -----------------------------------------    -----------------------------------------
                                          Airplanes      Airplanes                     Airplanes      Airplanes
                                           Limited         Trust        Combined        Limited         Trust        Combined
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                        ($millions)                                  ($millions)
ASSETS

Cash                                             135              6            141            115              6            121
Accounts receivable
    Trade receivables                             30              7             37             25              8             33
    Allowance for doubtful debts                 (14)            (6)           (20)           (16)            (6)           (22)
Amounts due from Airplanes Limited                 -             58             58              -             52             52
Net investment in capital and sales
    type leases                                    3              -              3              3              -              3
Aircraft, net                                  1,944            111          2,055          1,663             85          1,748
Other assets                                       1              -              1              2              -              2
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total assets                                   2,099            176          2,275          1,792            145          1,937
                                         ===========    ===========    ===========    ===========    ===========    ===========


LIABILITIES

Accrued expenses and other liabilities         2,003            193          2,196          2,285            221          2,506
Amounts due from Airplanes Trust                  58              -             58             52              -             52
Indebtedness                                   2,924            285          3,209          2,898            282          3,180
Provision for maintenance                        262             13            275            269             13            282
Deferred income taxes                             13             18             31              -             14             14
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total liabilities                              5,260            509          5,769          5,504            530          6,034
                                         -----------    -----------    -----------    -----------    -----------    -----------
Common Stock, $1 par value per share,
Authorised 10,000 shares; issued and
outstanding 30 shares                              -              -              -              -              -              -
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net liabilities                               (3,161)          (333)        (3,494)        (3,712)          (385)        (4,097)
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                               2,099            176          2,275          1,792            145          1,937
                                         ===========    ===========    ===========    ===========    ===========    ===========


          The accompanying notes are an integral part of the unaudited condensed financial statements

                                 AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              Three Months Ended September 30,
                                      --------------------------------------------------------------------------------
                                                        2002                                     2003
                                      --------------------------------------    --------------------------------------
                                      Airplanes      Airplanes                  Airplanes     Airplanes
                                       Limited         Trust       Combined      Limited         Trust       Combined
                                      ----------    ----------    ----------    ----------    ----------    ----------
                                                    ($millions)                               ($millions)
Revenues
Aircraft leasing                              89             4            93            64             3            67
Aircraft sales                                 -             -             -             -             -             -

Expenses
Cost of Aircraft sold                          -             -             -             -             -             -
Impairment Provision                           -             -             -          (218)          (21)         (239)
Depreciation and amortisation                (33)           (2)          (35)          (31)           (1)          (32)
Net interest expense                        (161)          (16)         (177)         (190)          (19)         (209)
Bad and doubtful debts                        (6)           (1)           (7)            -             -             -
Other lease costs                            (20)           (2)          (22)          (19)            -           (19)
Selling, general and administrative
   expenses                                   (8)            -            (8)           (8)            -            (8)
                                      ----------    ----------    ----------    ----------    ----------    ----------
Operating loss before
provision for  income taxes                 (139)          (17)         (156)         (402)          (38)         (440)

Income tax benefit/(charge)                    1             2             3             -             2             2

                                      ----------    ----------    ----------    ----------    ----------    ----------
Net loss                                    (138)          (15)         (153)         (402)          (36)         (438)
                                      ==========    ==========    ==========    ==========    ==========    ==========


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                 AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               Six Months Ended September 30,
                                      --------------------------------------------------------------------------------
                                                        2002                                     2003
                                      --------------------------------------    --------------------------------------
                                      Airplanes      Airplanes                  Airplanes     Airplanes
                                       Limited         Trust       Combined      Limited         Trust       Combined
                                      ----------    ----------    ----------    ----------    ----------    ----------
                                                    ($millions)                               ($millions)
Revenues
Aircraft leasing                             188            14           202           135             7           142
Aircraft sales                                 4             -             4             1             -             1

Expenses
Cost of Aircraft sold                         (4)            -            (4)           (2)            -            (2)
Impairment Provision                           -             -             -          (218)          (21)         (239)
Depreciation and amortisation                (67)           (4)          (71)          (62)           (3)          (65)
Net interest expense                        (315)          (31)         (346)         (372)          (37)         (409)
Bad and doubtful debts                        (6)           (1)           (7)           (2)           (1)           (3)
Other lease costs                            (41)           (4)          (45)          (44)           (1)          (45)
Selling, general and administrative
   expenses                                  (15)           (1)          (16)          (15)           (1)          (16)
                                      ----------    ----------    ----------    ----------    ----------    ----------
Operating loss before
provision for income taxes                  (256)          (27)         (283)         (579)          (57)         (636)

Income tax benefit                             1             2             3            13             4            17

                                      ----------    ----------    ----------    ----------    ----------    ----------
Net loss                                    (255)          (25)         (280)         (566)          (53)         (619)
                                      ==========    ==========    ==========    ==========    ==========    ==========

                                 AIRPLANES GROUP

         UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)


                                                              Six Months Ended September 30,
                                    --------------------------------------------------------------------------------
                                                      2002                                     2003
                                    --------------------------------------    --------------------------------------
                                    Airplanes      Airplanes                  Airplanes     Airplanes
                                     Limited         Trust       Combined      Limited         Trust       Combined
                                    ----------    ----------    ----------    ----------    ----------    ----------
                                          ($millions)                               ($millions)
Loss for the period                       (255)          (25)         (280)         (566)          (53)         (619)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges           (51)           (5)          (56)           15             1            16


                                    ----------    ----------    ----------    ----------    ----------    ----------
Total Comprehensive loss                  (306)          (30)         (336)         (551)          (52)         (603)
                                    ==========    ==========    ==========    ==========    ==========    ==========


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                 AIRPLANES GROUP

         UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                                                            Three Months Ended September 30,
                                    --------------------------------------------------------------------------------
                                                      2002                                     2003
                                    --------------------------------------    --------------------------------------
                                    Airplanes      Airplanes                  Airplanes     Airplanes
                                     Limited         Trust       Combined      Limited         Trust       Combined
                                    ----------    ----------    ----------    ----------    ----------    ----------
                                          ($millions)                              ($millions)
Loss for the period                       (138)          (15)         (153)         (402)          (36)         (438)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges           (31)           (3)          (34)           16             1            17


                                    ----------    ----------    ----------    ----------    ----------    ----------
Total Comprehensive loss                  (169)          (18)         (187)         (386)          (35)         (421)
                                    ==========    ==========    ==========    ==========    ==========    ==========


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                 AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                 Six Months Ended September 30, 2003 and September 30, 2002

                                                 Airplanes Limited                          Airplanes Trust               Combined
                                 -----------------------------------------------   -----------------------------------   ----------
                                    Share    Accumulated    Other    Shareholders' Accumulated   Other     Shareholders Shareholders
                                   Capital      Loss    Comprehensive   Deficit       Loss   Comprehensive    Deficit   Deficit/ Net
                                                            Loss                                 Loss                   Liabilities
                                 ----------  ----------  ----------   ----------   ----------  ----------   ----------   ----------
                                 ($millions) ($millions) ($millions)  ($millions)  ($millions) ($millions)  ($millions)  ($millions)
Balance at March 31, 2002                 -       2,454          33        2,487          270           3          273        2,760

Net loss for the period                   -         255           -          255           25           -           25          280

Other Comprehensive Loss / (Gain)         -           -          51           51            -           5            5           56

                                 ----------  ----------  ----------   ----------   ----------  ----------   ----------   ----------
Balance at September 30, 2002             -       2,709          84        2,793          295           8          303        3,096
                                 ==========  ==========  ==========   ==========   ==========  ==========   ==========   ==========


Balance at March 31, 2003                 -       3,090          71        3,161          326           7          333        3,494

Net loss for the period                   -         566           -          566           53           -           53          619

Other Comprehensive Loss / (Gain)         -           -         (15)         (15)           -          (1)          (1)         (16)

                                 ----------  ----------  ----------   ----------   ----------  ----------   ----------   ----------
Balance at September 30, 2003             -       3,656          56        3,712          379           6          385        4,097
                                 ==========  ==========  ==========   ==========   ==========  ==========   ==========   ==========


               The accompanying notes are an integral part of the
                    unaudited condensed financial statements

                                 AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended September 30,
                                               ---------------------------------------------------------------------------
                                                                2002                                  2003
                                               ------------------------------------   ------------------------------------
                                                Airplanes    Airplanes                 Airplanes   Airplanes
                                                 Limited       Trust      Combined      Limited      Trust       Combined
                                               ----------   ----------   ----------   ----------   ----------   ----------
                                                            ($millions)                            ($millions)
Cash flows from operating activities
Net loss                                             (255)         (25)        (280)        (566)         (53)        (619)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                           67            4           71           62            3           65
Impairment Charge                                       -            -            -          218           21          239
Aircraft maintenance, net                              17            3           20            7            -            7
Loss on disposal of aircraft                            -            -            -            1            -            1
Deferred income taxes                                  (1)          (2)          (3)         (13)          (4)         (17)
Provision for bad debts                                 6            1            7            2            1            3
Accrued and deferred interest expense                 232           23          255          302           30          332

Changes in operating assets & liabilities:
Accounts receivable                                    (2)          (1)          (3)           5           (2)           3
Intercompany account movements                         (1)           1            -           (7)           7            -
Other accruals and liabilities                         (1)          (2)          (3)          (3)           -           (3)
Other assets                                           (2)           4            2           (1)           -           (1)

                                               ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by operating activities              60            6           66            7            3           10
                                               ==========   ==========   ==========   ==========   ==========   ==========


Cash flows from investing activities
Purchase/Sale of aircraft                               3            -            3           (1)           -           (1)
Capital and sales type leases                           2            -            2            1            -            1
Net cash provided by                           ----------   ----------   ----------   ----------   ----------   ----------
investing activities                                    5            -            5            -            -            -
                                               ==========   ==========   ==========   ==========   ==========   ==========

Cash flows from financing activities
Repayment of indebtedness                             (65)          (6)         (71)         (27)          (3)         (30)

                                               ----------   ----------   ----------   ----------   ----------   ----------
Net cash used in financing activities                 (65)          (6)         (71)         (27)          (3)         (30)
                                               ==========   ==========   ==========   ==========   ==========   ==========

Net increase / (decrease) in cash                       -            -            -          (20)           -          (20)

Cash at beginning of period                           136            6          142          135            6          141
                                               ----------   ----------   ----------   ----------   ----------   ----------

Cash at end of period                                 136            6          142          115            6          121
                                               ==========   ==========   ==========   ==========   ==========   ==========

Cash paid in respect of:
Interest                                               84            8           92           71            7           78
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

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 2003 and for the three month period ended September 30, 2003. Such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Recent Events

As discussed in greater detail in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", in the three month period to September 30, 2003, we have continued to suffer from a difficult business environment. During the past two years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the war in Iraq, the terrorist attacks in Bali and Saudi Arabia and the outbreak of Severe Acute Respiratory Syndrome ("SARS") have adversely impacted the commercial aviation industry.

Our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the base case assumptions in our offering memorandum dated March 15, 2001 (the "2001 Base Case"), the reasons for which are discussed in "Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations - Recent Developments." To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. Due to the fact that the appraised value of our fleet has declined more rapidly than was assumed in the 2001 Base Case, we have been required to make additional payments on the class A notes (class A principal adjustment amounts) to the extent of available cashflows in order to meet certain loan to current appraised value ratios. Our payment of class A principal adjustment amounts has meant that we have remained ahead of the required class A minimum principal payment schedule. However, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. We expect we will not resume payment of class A principal adjustment amount in the future and since the payment date on August 15, 2003 we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we recommenced payments of minimum principal on the class A notes to the extent of available cashflows on this date. This resulted in a partial depletion of the "Second Collection Account Top-up" and following the October 15, 2003 payment date, the amount retained at this point in the priority of payments was $31.4 million short of the full amount required to be retained at this point if sufficient cashflows were available. Given our expected cashflow performance, we expect that the "Second Collection Account Top-up" will be depleted to nil on the December 15, 2003 payment date. We also expect that, beginning on that payment date, our cashflows will be inadequate to pay minimum principal on the class A notes in full. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the order of priority, and, given our expected cash performance we expect that, in addition to our current inability to pay scheduled principal on the class C and D notes, our cash flows will be inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date.

While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may begin to be unable to pay minimum principal on the class A notes in full and of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

Once cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time, if ever, before we will be able to resume making any payments on these notes. If we fail to pay interest when due, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. Once we have insufficient funds to pay minimum principal on the class A notes in full on each payment date, the unpaid amount will be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash was available at any subsequent time to make payments ranking below class A minimum principal, cash flows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that we are able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

2.   Securitization Transaction

On March 28, 1996 (the "Closing Date"), debis AirFinance Ireland plc ("debis AirFinance Ireland") (then known as GPA Group plc) and its subsidiaries (collectively "debis AirFinance") refinanced on a long-term basis certain indebtedness due to commercial banks and other senior secured lenders. The refinancing was effected through a major aircraft securitization transaction (the "Transaction").

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

On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance Inc. (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation ("GE Capital").

On March 15, 2001, we completed a refinancing of $750 million of class A notes.

Indebtedness at September 30, 2003 represents the aggregate of the outstanding class A to D notes and class E notes as set out in more detail in "Item 3. Quantitative and Qualitative Disclosures about Market Risks" (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

3.   Contingent Liabilities

Guarantees

Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Trust and Airplanes Limited, respectively, pursuant to the Transaction, details of which are set out in Note 2.

Foreign Taxation

The international character of Airplanes Group's operations gives rise to some uncertainties with regard to the impact of taxation in certain countries. The position is kept under continuous review and Airplanes Group provides for all known liabilities.

The accompanying unaudited condensed interim financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 13) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2003 previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At September 30, 2003, we owned 176 aircraft, 155 of which were on lease to 56 lessees in 33 countries.

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

General

Substantially all of our business consists of aircraft operating lease activities. We may also engage in aircraft sales subject to certain guidelines. Our revenues and operating results are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in our portfolio and (iii) our financial resources and liquidity position relative to our competitors.

This quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In most cases, you can identify these forward looking statements by such terms as "may", "should", "expect", "plan", "believe", "estimate", "potential", "continue" or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Developments

Overview

In the three month period to September 30, 2003, we have continued to suffer from a difficult business environment. During the past two years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the war in Iraq, the terrorist attacks in Bali and Saudi Arabia and the outbreak of SARS have adversely impacted the commercial aviation industry. As previously reported the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a continued decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers, including two US majors (United Airlines and US Airways) and also including two of our lessees (one Canadian and one Colombian), have filed for bankruptcy, while others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, and a decline in sales prices for our aircraft. We have had to restructure a large number of leases, resulting in rental reductions, rental holidays, rental deferrals and the early return of aircraft. In addition, we currently expect new Airworthiness Directives ("ADs") to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Compliance with Governmental and Technical Regulation" below.

Performance

For the reasons outlined above we have not been able to meet either the base case assumptions in our original prospectus dated March 28, 1996 (the "1996 Base Case") or the 2001 Base Case assumptions. In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we expect will be inadequate to pay minimum principal on the class A notes in full or to pay any interest or minimum principal on the class B notes or any interest on the class C and class D notes, beginning on the December 15, 2003 payment date.

Specifically, as a result of the greater than expected decline in the appraised value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent that we have had available cash flows in order to maintain certain loan to current appraised value ratios. We had sufficient cashflows to pay class A principal adjustment amount in April and May 1998 and from February 1999 to April 2003. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

Our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the 2001 Base Case, the reasons for which are discussed above. To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. Our payment of class A principal adjustment amounts described above has meant that we have remained ahead of the required class A minimum principal payment schedule. However, since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. We expect we will not resume payment of class A principal adjustment amount in the future and since the payment date on August 15, 2003 we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we recommenced payments of minimum principal on the class A notes to the extent of available cashflows on this date. This resulted in a partial depletion of the "Second Collection Account Top-up" and following the October 15, 2003 payment date, the amount retained at this point in the priority of payments was $31.4 million short of the full amount required to be retained at this point if sufficient cashflows were available. Given our expected cashflow performance, we expect that the "Second Collection Account Top-up" will be depleted to nil on the December 15, 2003 payment date. We also expect that, beginning on that payment date, our cashflows will be inadequate to pay minimum principal on the class A notes in full. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the order of priority, and, given our expected cash performance we expect that, in addition to our current inability to pay scheduled principal on the class C and D notes, our cash flows will be inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date.

While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may begin to be unable to pay minimum principal on the class A notes in full and of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

Once cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time, if ever, before we will be able to resume making any payments on these notes. If we fail to pay interest when due, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. Once we have insufficient funds to pay minimum principal on the class A notes in full on each payment date, the unpaid amount will be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash was available at any subsequent time to make payments ranking below class A minimum principal, cash flows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that we are able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

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

Set out in the table below are the current ratings of our certificates:-

                   Outstanding
                   Principal
                   Balance as
                   at October 15,                                Moody's (S&P
Certificate        2003                S & P        Fitch        equivalent)
-----------        ----                -----        -----        -----------
Subclass A-6       $157.8m             AA-          BBB-         A2 (A)
Subclass A-8       $700.0m             A            BB           Baa3 (BBB-)
Subclass A-9       $750.0m             A            BB           Ba2 (BB)
Class B            $228.5m             CCC          CCC          Caa2 (CCC)
Class C            $349.8m             CCC          CCC          Caa3 (CCC-)
Class D            $395.1m             CCC          CC           Ca (CC)

Standard & Poor's has also placed the subclass A-6, A-8 and A-9 certificates on negative outlook.

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

Commercial Opportunities for Certain Types of our Aircraft

The market for certain aircraft models is currently very weak and is expected to remain so. For example, we had leased three MD-11 aircraft, representing 5.95% of our fleet by appraised value as of January 31, 2003, to a Latin American lessee. The leases were due to expire between March and December 2004. However, due to difficult trading conditions for the current lessee, which is in arrears, it has been agreed with the lessee that the aircraft will be returned in 2003, and two of these aircraft have already been returned. We are examining all possibilities in respect of the remarketing of the MD-11 aircraft, including the possibility of selling the aircraft or of converting them to freighter aircraft. Likewise, we are examining all opportunities for our DC8-71F aircraft, some of which are currently non revenue-earning. The current market value of each of these aircraft is significantly below their appraised values.

Aircraft Sales

Prior to the successful completion of the consent solicitation as outlined below, our indentures restricted our ability to sell aircraft. Sales of an aircraft were generally permitted only if the sales proceeds were at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price"). Where note target price could not be achieved, sales were subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the initial appraised value - the appraised value of the aircraft upon its original acquisition in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes due to the factors discussed in "Recent Developments", it was increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price would have further declined as we fall further behind our 2001 Base Case assumptions as to our principal repayments. As we had already utilized the current fiscal year's $50 million limit, and as some aircraft such as the MD11s have initial appraised values in excess of $50 million, it was becoming more likely that this indenture restriction would present a real impediment to the ability of the servicer to maximize cash flow from the portfolio. For example, it may be in our best economic interests to sell a specific aircraft at a price below note target price if a suitable opportunity becomes available rather than lease it or have it non-revenue earning and requiring outlay for storage, maintenance and insurance, yet the indentures previously prohibited this.

Consent Solicitation for Indenture Amendment

During September 2003, we successfully completed a solicitation of consents from certificate holders, as announced in our Consent Solicitation Statement dated September 5, 2003 and as explained below. Valid and binding consents to the proposed amendments to the indentures were received from holders representing 78% of the aggregate principal amount of the outstanding certificates and the class E notes as of the record date. The supplemental indentures were executed and became effective on September 23, 2003.

To retain flexibility in light of the changed circumstances described above, we amended certain provisions of the indentures:

    o to permit us to sell aircraft, engines or parts pursuant to any Aircraft Agreement (as defined in the indentures) without a minimum sales price, without limitation on the value of aircraft that can be sold annually or in the aggregate and without any requirements that after any sale, the portfolio meets any lessee, country or regional limitations so long as the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable, have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met; and

    o to permit us to enter into swaps with a counterparty having at the time of entry into the swap (i) a short-term unsecured debt rating of A-1 or higher by Standard & Poor's and (ii) a long-term unsecured debt rating of A2 or higher by Moody's, or otherwise approved by a majority of the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust subject to prior written confirmation from rating agencies that entry into such swap would not result in the downgrade or withdrawal of such rating agency's current credit rating of any class or subclass of certificates.

We believe the first amendment will allow us to generate some additional cash flows in circumstances where we determine that it is in our best economic interest to sell an aircraft. The constraints imposed by the indentures prior to their amendment, as discussed above, restricted, or in some cases, prevented us from selling aircraft.

We have identified at least nine aircraft (five DC8-71Fs, two B737-200As, one DHC8-100A and one A300B4-200) which are potential candidates for sale, having little to no re-lease prospects and which require expenditure for storage, maintenance and insurance.

The second proposed amendment allows us to retain flexibility that may reduce the cost of pursuing our hedging policy. We pursue a hedging policy, which is approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust and the rating agencies, to manage our interest rate risk, as described more fully in "Item 3. Quantitative and Qualitative Disclosure about Market Risks" below. The indentures required that any swap counterparty (or guarantor thereof) at the time of entry into a swap transaction have minimum ratings. These minimum ratings were previously an A-1+ short-term unsecured debt rating by Standard & Poor's and an A1 long-term unsecured debt rating by Moody's. Since these minimum ratings were set, the unsecured debt of many financial institutions, including some which are existing swap counterparties, has been downgraded to below these levels. Each class and sub-class of our certificates has also been downgraded by the rating agencies, in some cases significantly, see "Performance" above. Because the number of eligible counterparties with the requisite ratings has declined it is now proving difficult to find counterparties with these ratings willing to enter into swaps with us and it was likely to be more expensive to enter into swaps if the pool of eligible counterparties diminished further. Although swap counterparty credit risk is reduced by entering into swaps only with counterparties that have the highest ratings, and reducing this rating requirement could increase swap counterparty credit risk, this amendment is consistent with the original rationale for the required counterparty ratings, namely to ensure that the swaps did not impose credit risk greater than the credit risk on the most senior certificates, initially rated AA, but currently rated between AA- and BB.

Remarketing

At September 30, 2003, we had 47 aircraft scheduled to be remarketed before June 30, 2004. These comprise 4 B737-200As, 6 B737-400s, 3 B737-500s, 2 DHC8s,
3 MD-83s, 3 MD-11s, 7 DC8s, 1 B767, 2 A300s, 2 A320s, 1 Metro III, 5 DC9s, 6
ATR42s, 1 B757-200, and 1 B737-500. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates currently applicable.

The Lessees:

Europe

At September 30, 2003 we leased 52 aircraft which represented 37.60% of our portfolio by appraised value at January 31, 2003 to operators in Europe.

As of September 30, 2003, the servicer has agreed a restructuring with a Spanish lessee, representing 3.07% of our portfolio by appraised value at January 31, 2003, which resulted in reduced rentals in return for lease extensions.

North America

At September 30, 2003 we leased 22 aircraft representing 16.71% of our portfolio by appraised value as of January 31, 2003, to operators in North America.

At September 30, 2003, we leased eight aircraft, representing 9.84% of our portfolio by appraised value as of January 31, 2003 to one Canadian lessee. The lessee, which is still under the protection of the Companies Creditors Arrangement Act (Canada), resumed making payments in July 2003 and continues to do so. The servicer is in negotiations with the lessee regarding a restructuring of its leases which is likely to result in a reduction in lease rentals.

In the three month period ended September 30, 2003 a lessee of one aircraft representing 0.81% of our portfolio by appraised value as of January 31, 2003 has been experiencing trading difficulties and has continued to have discussions with the servicer regarding a potential restructuring of the lease terms which is likely to result in a lease extension and rental reduction. The lessee continues to make payments in accordance with its lease agreement.

During the year ended March 31, 2003, the servicer lodged a claim with the courts in connection with the receivables balance from a U.S. former lessee of two B737-200A aircraft, representing 0.29% of our portfolio by appraised value at January 31, 2003.

On August 11, 2002 one former lessee of one aircraft representing 0.17% of our portfolio by appraised value as of January 31, 2003 filed for protection from its creditors. The aircraft was subsequently redelivered and the servicer filed a claim with the courts during the year ended March 31, 2003 for all amounts due.

Latin America

At September 30, 2003, lessees of 45 aircraft with respect to 19.70% of our portfolio by appraised value as of January 31, 2003 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets in the aftermath of the current global economic slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

A Brazilian lessee of three MD-11 aircraft, representing 5.95% of our portfolio by appraised value as of January 31, 2003, due to trading difficulties, is currently in arrears. The servicer, following discussions with the lessee has agreed to the early return of the aircraft during 2003. The lessee is paying all current amounts as they fall due. To date, one of the aircraft has been redelivered.

A second Brazilian lessee of eight F-100 aircraft representing 2.56% of our portfolio by appraised value as of January 31, 2003, has signed a restructuring agreement, which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has recently grounded a significant portion of its F-100 fleet but has to date continued to meet its obligations to us.

At September 30, 2003, a former Brazilian lessee of three B737-500 aircraft, representing 2.10% of our portfolio by appraised value at January 31, 2003 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003, and is currently pursuing all outstanding amounts.

At September 30, 2003, we leased ten aircraft, representing 6.70% of our portfolio by appraised value at January 31, 2003 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At September 30, 2003, we leased six aircraft (included above) to one Colombian lessee, representing 5.02% of our portfolio by appraised value at January 31, 2003. The lessee is currently in arrears and the servicer had previously agreed to a 50% deferral of rentals for three months to be repaid over six months from January 2003. The lessee, which is still under chapter 11 bankruptcy protection in the U.S., recommenced making payments in May 2003 and continues to pay. However, the lessee is currently in discussions with the servicer regarding further lease restructuring with rental reductions combined with lease extensions being a potential outcome.

At September 30, 2003, an Antiguan lessee of five aircraft representing 0.85% of our portfolio by appraised value as of January 31, 2003 had agreed with the servicer to a restructuring in which the lessee would pay its arrears over a 24 month period.

Asia and the Far East

As at September 30, 2003, we leased 29 aircraft representing 14.93% of our portfolio by appraised value as of January 31, 2003 to 12 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region. A decline in tourism in this area may adversely affect demand for aircraft in the region.

In the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This led to widespread disruption in travel within and from outside the region. Airlines suffered substantial cutbacks in the number of passengers travelling and many flight schedules were reduced, but are now largely recovered. These factors may adversely affect the ability of lessees in the region to make payments under their leases.

Other

At September 30, 2003 we leased 4 aircraft representing 2.12% of our portfolio by appraised value at January 31, 2003 to lessees in Africa and 1 aircraft representing 0.19% of our portfolio by appraised value as of January 31, 2003 to a lessee in Australia.

We also leased 2 aircraft representing 0.19% of our portfolio by appraised value as of January 31, 2003 to a lessee in a country not covered by the regions already discussed. The lessee is currently in arrears and default notices have been issued. It is likely that these aircraft will be returned early.

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

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At September 30, 2003, 29 aircraft representing 19.40% of the portfolio by appraised value as of January 31, 2003, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $13.0 million. To date, we have completed the modification of thirteen aircraft at a cost of $6.2 million. We expect to complete the modification of a further eight aircraft by March 31, 2004 at an estimated cost of approximately $3.3 million and to modify the remaining eight aircraft by June 30, 2005 at an estimated cost of $3.5 million.

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

In light of the events of September 11, 2001, the FAA issued Special Federal Aviation Regulation Amendments mandating the installation of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit. Other aviation authorities subsequently mandated similar requirements. All of our aircraft which are on lease and subject to these requirements, either have been, or are expected to be modified in accordance with the relevant requirements. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft will be modified by the lessee with no cost to us. However, such requirements may increase remarketing costs for aircraft currently off lease or which are returned to us over the next twelve months.

Results of Operations - Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002.

Airplanes Group's results for the three months ended September 30, 2003 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $10 million in cash from operations in the three months ended September 30, 2003 compared to $25 million in the same period of the previous year. The decrease in cash generated from operations in the three month period ended September 30, 2003 is primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings in the three months ended September 30, 2003 and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended September 30, 2003 of $438 million (Airplanes Limited: $402 million; Airplanes
Trust: $36 million) compared to a net loss after taxation for the three months ended September 30, 2002 of $153 million (Airplanes Limited: $138 million; Airplanes Trust: $15 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $21 million to a loss of $30 million for the three months ended September 30, 2003 was primarily attributable to a decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended September 30, 2003 were $67 million (Airplanes Limited: $64 million; Airplanes Trust: $3 million) compared with $93 million (Airplanes Limited: $89 million; Airplanes Trust: $4 million) for the three months ended September 30, 2002. The decrease in 2003 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended September 30, 2003 and to the reduction in the number of aircraft on lease in the period ended September 30, 2003 as a consequence of aircraft sales in previous periods. At September 30, 2003, we had 155 of our 176 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) compared to 168 of our 183 aircraft on lease (Airplanes Limited: 157 aircraft; Airplanes
Trust: 11 aircraft) at September 30, 2002.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value, as measured by net undiscounted expected future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, as outlined above, a SFAS 144 assessment resulted in the requirement for an impairment provision of $239 million (Airplanes Limited: $218 million; Airplanes Trust: $21 million) in the three month period ended September 30, 2003.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 2003 amounted to $32 million (Airplanes Limited: $31 million; Airplanes Trust: $1 million) as compared with $35 million (Airplanes Limited:
$33 million; Airplanes Trust: $2 million) for the three months ended September 30, 2002. The reduction in the charge in the three month period ended September 30, 2003 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003 and to a lesser extent, aircraft sales in previous periods.

Net Interest Expense

Net interest expense was $209 million (Airplanes Limited: $190 million; Airplanes Trust: $19 million), of which $40 million related to interest on the class A to D notes and swaps and $169 million related to interest on the class E notes, in the three month period ended September 30, 2003 compared to $177 million (Airplanes Limited: $161 million; Airplanes Trust: $16 million), of which $45 million related to interest on the class A to D notes and swaps and $132 million related to interest on the class E notes, in the three month period ended September 30, 2002. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $37 million, partially offset by lower average debt and interest rates in the three months ended September 30, 2003.

The weighted average interest rate on the class A to D notes during the three months ended September 30, 2003 was 6.09% and the average debt in respect of the class A to D notes outstanding during the period was $2,614 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the three months to September 30, 2002 was 6.90% and the average debt in respect of the class A to D notes outstanding during the period was $2,682 million.

The difference for the three months ended September 30, 2003 in Airplanes Group's net interest expense of $209 million (Airplanes Limited: $190 million; Airplanes Trust: $19 million) and cash paid in respect of interest of $39 million (Airplanes Limited: $36 million; Airplanes Trust: $3 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 2003, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes

Limited: $1 million; Airplanes Trust: $Nil) compared with $1 million in the three months ended September 30, 2002 (Airplanes Limited: $1 million; Airplanes
Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was no net change in the level of provisions in respect of bad and doubtful debts in the three months ended September 30, 2003 compared with a net provision of $7 million (Airplanes
Limited: $6 million; Airplanes Trust: $1 million) for the three months ended September 30, 2002.

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended September 30, 2003 amounted to $19 million (Airplanes Limited: $19 million; Airplanes Trust: $Nil) compared with other lease costs of $22 million (Airplanes Limited: $20 million; Airplanes Trust: $2 million) in the three months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2003 amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil). This is a comparable expense to that incurred in the three months ended September 30, 2002 of $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended September 30, 2003 and the three months ended September 30, 2002 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended September 30, 2003 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $2 million (Airplanes Limited: $2 million; Airplanes Trust $Nil) for the three month period ended September 30, 2002.

Operating Loss

The operating loss for the three months ended September 30, 2003 was $440 million (Airplanes Limited: $402 million; Airplanes Trust: $38 million) compared with an operating loss of $156 million for the three months ended September 30, 2002 (Airplanes Limited: $139 million; Airplanes Trust: $17 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit of $2 million (Airplanes Limited: $Nil; Airplanes
Trust: $2 million) in the three months ended September 30, 2003, as compared with a tax benefit of $3 million (Airplanes Limited: $1 million; Airplanes
Trust: $2 million) for the three months ended September 30, 2002.

Net Loss

The net loss after taxation for the three months ended September 30, 2003 was $438 million (Airplanes Limited: $402 million; Airplanes Trust: $36 million) compared with a net loss after taxation for the three months ended September 30, 2002 of $153 million (Airplanes Limited: $138 million; Airplanes Trust: $15 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

Liquidity

Cash balances at September 30, 2003 amounted to $121 million (Airplanes
Limited: $115 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2002 of $142 million (Airplanes Limited: $136 million; Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2003 amounted to $10 million (Airplanes Limited: $7 million; Airplanes
Trust: $3 million) compared with $25 million in the three months ended September 30, 2002 (Airplanes Limited: $21 million; Airplanes Trust: $4 million). This includes cash paid in respect of interest of $39 million in the three months ended September 30, 2003 (Airplanes Limited: $35 million; Airplanes Trust: $4 million) compared with $45 million in the three months ended September 30, 2002 (Airplanes Limited: $41 million; Airplanes Trust: $4 million). The decrease in cash provided by operating activities in the three month period ended September 30, 2003 is primarily attributable to a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cash flows utilized in investing activities in the three months ended September 30, 2003 were $Nil (Airplanes Limited: $Nil; Airplanes Trust: $Nil). In the three months ended September 30, 2002, cash flows provided by investing activities included the receipt of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) from capital and sales type leases.

Cash flows used in financing activities in the three months ended September 30, 2003 primarily reflect the repayment of $23 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $21 million; Airplanes Trust: $2 million) compared with $46 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $42 million; Airplanes Trust: $4 million) in the three months ended September 30, 2002.

The decrease in principal repayments is principally as a result of a decrease in cash generated as outlined above. However during the three month period ended September 30, 2003, Airplanes Group recommenced payment of class A minimum principal. This resulted in a partial depletion of the second collection account top-up which was used to make these payments and following the October 15, 2003 payment date, the amount retained at this point in the priority of payments was $31.4 million short of the full amount required to be retained at this point if sufficient cashflows were available.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,188 million (Airplanes Limited: $2,901 million; Airplanes Trust: $287 million) at September 30, 2003 and $3,289 million (Airplanes Limited: $2,997 million; Airplanes Trust: $292 million) at September 30, 2002. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,597 million (Airplanes Limited: $2,363 million; Airplanes Trust: $234 million) at September 30, 2003 and $2,698 million (Airplanes Limited: $2,455 million; Airplanes Trust: $243 million) at September 30, 2002. Airplanes Group had $591 million class E notes outstanding at September 30, 2003 and September 30, 2002.

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

Results of Operations - Six Months Ended September 30, 2003 Compared with Six Months Ended September 30, 2002.

Airplanes Group's results for the six months ended September 30, 2003 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $10 million in cash from operations in the six months ended September 30, 2003 compared to $66 million in the same period of the previous year. The decrease in cash generated from operations in the six month period ended September 30, 2003 is primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings, a one time receipt of $18.5 million from one lessee in compensation for the early redelivery of three DC8 aircraft received in the six months ended September 30, 2002 and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the six months ended September 30, 2003 of $619 million (Airplanes
Limited: $566 million; Airplanes Trust: $53 million) compared to a net loss after taxation for the six months ended September 30, 2002 of $280 million (Airplanes Limited: $255 million; Airplanes Trust: $25 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $25 million to a loss of $51 million for the six months ended September 30, 2003 was primarily attributable to a decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the six months ended September 30, 2003 were $142 million (Airplanes Limited: $135 million; Airplanes Trust: $7 million) compared with $202 million (Airplanes Limited: $188 million; Airplanes Trust:
$14 million) for the six months ended September 30, 2002. The decrease in 2003 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the six months ended September 30, 2003 and to the reduction in the number of aircraft on lease in the period ended September 30, 2003 as a consequence of aircraft sales in previous periods. At September 30, 2003, we had 155 of our 176 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) compared to 168 of our 183 aircraft on lease (Airplanes Limited: 157 aircraft; Airplanes
Trust: 11 aircraft) at September 30, 2002.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value, as measured by net undiscounted expected future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, as outlined above, a SFAS 144 assessment resulted in the requirement for an impairment provision of $239 million (Airplanes Limited: $218 million; Airplanes Trust: $21 million) in the six month period ended September 30, 2003.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 2003 amounted to $65 million (Airplanes Limited: $62 million; Airplanes
Trust: $3 million) as compared with $71 million (Airplanes Limited: $67 million; Airplanes Trust: $4 million) for the six months ended September 30, 2002. The reduction in the charge in the three month period ended September 30, 2003 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003 and to a lesser extent, aircraft sales in previous periods.

Aircraft Sales

Sales proceeds of $1 million (Airplanes Limited: $1 million, Airplanes Trust:
$Nil) in respect of the sale of one DC9-51 and two Metro III aircraft were received in the six month period ended September 30, 2003. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million, Airplanes
Trust: $Nil). Aircraft sales proceeds of $4 million (Airplanes Limited: $4 million, Airplanes Trust: $Nil) in respect of the sale of two B737-200A aircraft and one DC9-51 aircraft were received in the six month period ended September 30, 2002. The net book value of the aircraft sold was $4 million (Airplanes Limited: $4 million, Airplanes Trust: $Nil) in the six month period ended September 30, 2002.

Net Interest Expense

Net interest expense was $409 million (Airplanes Limited: $372 million; Airplanes Trust: $37 million), of which $80 million related to interest on the class A to D notes and swaps and $329 million related to interest on the class E notes, in the three month period ended September 30, 2003 compared to $346 million (Airplanes Limited: $315 million; Airplanes Trust: $31 million), of which $82 million related to interest on the class A to D notes and swaps and $264 million related to interest on the class E notes, in the three month period ended September 30, 2002. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $65 million, partially offset by lower average debt and interest rates in the six months ended September 30, 2003.

The weighted average interest rate on the class A to D notes during the six months ended September 30, 2003 was 6.15% and the average debt in respect of the class A to D notes outstanding during the period was $2,619 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the six months to September 30, 2002 was 6.92% and the average debt in respect of the class A to D notes outstanding during the period was $2,704 million.

The difference for the six months ended September 30, 2003 in Airplanes Group's net interest expense of $409 million (Airplanes Limited: $372 million; Airplanes Trust: $18 million) and cash paid in respect of interest of $78 million (Airplanes Limited: $71 million; Airplanes Trust: $7 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 2003, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $2 million in the six months ended September 30, 2002 (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision in respect of bad and doubtful debts in the six months ended September 30, 2003 of $3 million (Airplanes Limited: $2 million; Airplanes Trust: $1 million) compared with a net provision for the six months ended September 30, 2002 of $7 million (Airplanes Limited: $6 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the six months ended September 30, 2003 amounted to $45 million (Airplanes Limited: $44 million; Airplanes Trust: $1 million) compared with other lease costs of $45 million (Airplanes Limited: $41 million; Airplanes Trust: $4 million) in the six months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2003 amounted to $16 million (Airplanes Limited: $15 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the six months ended September 30, 2002 of $16 million (Airplanes Limited: $15 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the six months ended September 30, 2003 and the six months ended September 30, 2002 include $12 million (Airplanes
Limited: $12 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the six month period ended September 30, 2003 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $3 million (Airplanes Limited: $3 million; Airplanes Trust $Nil) for the three month period ended September 30, 2002.

Operating Loss

The operating loss for the six months ended September 30, 2003 was $636 million (Airplanes Limited: $579 million; Airplanes Trust: $57 million) compared with an operating loss of $283 million for the six months ended September 30, 2002 (Airplanes Limited: $256 million; Airplanes Trust: $27 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit in the six months ended September 30, 2003 of $17 million (Airplanes Limited: $13 million; Airplanes Trust: $4 million). This arose from a release of deferred tax provisions deemed unnecessary due to losses forward and forecasted losses. There was a tax benefit of $3 million (Airplanes Limited: $1 million; Airplanes Trust: $2 million) for the six months ended September 30, 2002.

Net Loss

The net loss after taxation for the six months ended September 30, 2003 was $619 million (Airplanes Limited: $566 million; Airplanes Trust: $53 million) compared with a net loss after taxation for the six months ended September 30, 2002 of $280 million (Airplanes Limited: $255 million; Airplanes Trust: $25 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

Liquidity

Cash balances at September 30, 2003 amounted to $121 million (Airplanes
Limited: $115 million; Airplanes Trust: $6 million) compared to cash balances at September

30, 2002 of $142 million (Airplanes Limited: $136 million;
Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 2003 amounted to $10 million (Airplanes Limited: $7 million; Airplanes Trust:
$3 million) compared with $66 million in the six months ended September 30, 2002 (Airplanes Limited: $60 million; Airplanes Trust: $6 million). This includes cash paid in respect of interest of $78 million in the six months ended September 30, 2003 (Airplanes Limited: $71 million; Airplanes Trust: $7 million) compared with $92 million in the six months ended September 30, 2002 (Airplanes Limited: $84 million; Airplanes Trust: $8 million). The decrease in cash provided by operating activities in the six month period ended September 30, 2003 is primarily attributable to a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cash flows provided by investing activities in the six months ended September 30, 2003 included the receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one DC9-51 aircraft and two Metro III aircraft. Cash provided by capital and sales type leases was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil). In the six months ended September 30, 2002, cash flows provided by investing activities included the receipt of $4 million in relation to the sale of two B737-200A aircraft and one DC9-51 aircraft (Airplanes Limited: $4 million; Airplanes
Trust: $Nil). Cash provided by capital and sales type leases was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Cash flows used in financing activities in the six months ended September 30, 2003 primarily reflect the repayment of $30 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $27 million; Airplanes Trust: $3 million) compared with $71 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $65 million; Airplanes Trust: $6 million) in the six months ended September 30, 2002.

The decrease in principal repayments is principally as a result of a decrease in cash generated as outlined above. However, during the six month period ended September 30, 2003, Airplanes Group recommenced payment of Class A minimum principal. This resulted in a partial depletion of the second collection account top-up which was used to make these payments and following the October 15, 2003 payment date the amount retained at this point in the priority of payments was $31.4 million short of the full amount required to be retained at this point if sufficient cashflows were available.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,188 million (Airplanes Limited: $2,901 million; Airplanes Trust: $287 million) at September 30, 2003 and $3,289 million (Airplanes Limited: $2,997 million;

Airplanes Trust: $292 million) at September 30, 2002. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,597 million (Airplanes Limited: $2,363 million; Airplanes Trust: $234 million) at September 30, 2003 and $2,698 million (Airplanes Limited: $2,455 million; Airplanes
Trust: $243 million) at September 30, 2002. Airplanes Group had $591 million class E notes outstanding at September 30, 2003 and September 30, 2002.

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

Comparison of Actual Cash Flows versus the 2001 Base Case for the Three Month Period from July 10, 2003 to October 15, 2003.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The cashflow information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information must be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Annual Report on Form 10-K for the year ended March 31, 2003 and Report on Form 10-Q for the quarter ended June 30, 2003 which are filed with the Securities and Exchange Commission and available from http://www.sec.gov and "Item 1. Financial Statements (Unaudited)" of this Report on Form 10-Q.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended August 15, 2003, September 15, 2003 and October 15, 2003. The financial data in these reports includes cash receipts from July 10, 2003 (first day of the Calculation Period for the August 2003 Report) up to October 8, 2003 (last day of the Calculation Period for the October 2003 Report). Page 49 presents the cumulative cashflow information from March 2001 to the October 2003 payment date. This report, however, limits its commentary to the Three Month Period.

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

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page 48.

Cash Collections

"Total Cash Collections" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $67.7 million in Total Cash Collections, $31.6 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 47).

[2]  Renegotiated Leases

     "Renegotiated Leases" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $7.0 million, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with four Latin American lessees, two North American lessees, three European lessees and two Asian lessees representing 23 aircraft in total on lease to these lessees at September 30, 2003 and 28.4% of our portfolio by appraised value at January 31, 2003 respectively.

For details of current lessee restructurings please refer to "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $28.4 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three DC9-51 aircraft, one DC9-32 aircraft, one DC8-71F aircraft, two B727-200A aircraft, two B737-200A aircraft and three Metro-III aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $1.7 million in lease rentals compared to the 2001 Base Case in the Three Month Period. Lease rentals totaling $0.3 million were received in the Three Month Period in respect of three DC9-32 aircraft which have remained on lease after their assumed sale date in the 2001 Base Case.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Three Month Period, Contracted Lease Rentals were $67.0 million, which was $36.8 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $2.6 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Three Month Period. Net Stress-Related Costs incurred in the Three Month Period amounted to a net cash outflow of $11.2 million (10.8% of Lease Rentals) compared to $6.2 million outflow assumed in the 2001 Base Case, a variance of $5.0 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Three Month Period as compared to the 2001 Base Case assumption of $1.0 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.3 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Three Month Period.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had twenty-five aircraft AOG at various times during the Three Month Period and at September 30, 2003, twenty-one aircraft were AOG, six of which were subject to a letter of intent for lease and one of which was subject to a letter of intent for sale. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $11.6 million (11.2% of Lease Rentals), as compared to $4.4 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, Other Leasing Income amounted to $0.1 million, as compared to $Nil assumed under the 2001 Base Case.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Three Month Period, Repossession Costs amounted to $Nil, as compared to $0.8 million (0.8% of Lease Rentals) assumed under the 2001 Base Case.

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rental amounted to $58.4 million, $39.2 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, Interest Earned amounted to $0.3 million, $1.4 million less than that assumed in the 2001 Base Case. The difference is due to a lower cash balance in the Collection Account as a result of a shortfall in the cash liquidity reserve amount (refer to item 29A below) and a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 1.0% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totaling $0.2 million were received in the Three Month Period in respect of the sale of one Metro-III aircraft. In the 2001 Base Case, aircraft sales proceeds were assumed to be $Nil for the Three Month Period. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $8.8 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.


CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $19.0 million compared to $13.5 million assumed in the 2001 Base Case, a negative variance of $5.5 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $9.8 million (or 9.4% of Lease Rentals) compared to $5.2 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     "SG&A Expenses" relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.7 million, as compared to $5.9 million assumed in the 2001 Base Case.

       Aircraft Servicer Fees consist of:
                                                              $M
                                                              --
       Retainer Fee.......................................... 5.7
       Minimum Incentive Fee................................. 0.0
       Core Cashflow/Sales Incentive Fee..................... 0.0
       Total Aircraft Servicer Fee........................... 5.7

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $1.7 million, $0.7 million less than an assumed expense of $2.4 million in the 2001 Base Case.

[23A] Other SG&A Expenses

     "Other SG&A Expenses" relate to costs of $1.8 million incurred in the Three Month Period in connection with the consent solicitation for amendments to the indentures, which was not anticipated under the 2001 Base Case.

[29A] Shortfall in Liquidity Reserve

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures, subject to available cash flows, in an amount equal to the sum of:

     -    the maintenance reserve amount ($80 million); and

     -    a security deposit reserve amount.

     Under the priority of payments applicable to Airplanes Group, this cash balance is retained at point (iii) First Collection Account Top-up (maintenance reserve amount - $60 million) and at point (x) Second Collection Account Top-up (maintenance reserve amount - $20 million plus security deposit reserve amount).

     "Shortfall in Liquidity Reserve" relates to any shortfall in the funds allocated to the First Collection Account Top-up and Second Collection Account Top-up as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the liquidity reserve amount under the priority of payments applicable to Airplanes Group. On the October 15, 2003 payment date, there was a shortfall in the liquidity reserve amount of $31.4 million as compared to a shortfall of $0.7 million on the July 15, 2003 payment date, representing an overall increase of $30.7 million in the Shortfall in Liquidity Reserve for the Three Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30] Interest Payments

     In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $25.5 million which is $17.6 million lower than assumed under the 2001 Base Case. The variance reflects a lower than expected level of average interest rates on the floating rate class A and B notes, the impact of which was partly offset by a higher principal balance outstanding on the subclass A-6 notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Three Month Period was 1.1%.

     In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

     Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum has begun to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the priority of payments applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cash flows have not been sufficient to allow payment of step-up interest on any of the payment dates since March 2003 and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at October 15, 2003 was $2.1 million.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Three Month Period were $12.2 million higher than the $1.0 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33] Principal Payments

     In the thirty-one month period from March 10, 2001 to October 15, 2003, total principal payments amounted to $337.3 million (comprising $287.5 million on the class A notes and $49.8 million on the class B notes), $127.6 million less than assumed in the 2001 Base Case. The breakdown of the $127.6 million variance is set out on page 49. In the Three Month Period, total principal payments amounted to $37.7 million, (comprising $32.6 million on the class A notes and $5.1 million on the class B notes), $4.0 million less than assumed in the 2001 Base Case. The breakdown of the $4.0 million variance is set out on page 48.

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,911.2 million at October 15, 2003. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2003 and valued the current portfolio at $2,418.8 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,297.1 million at October 15, 2003.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the thirty-one month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amount on the class A notes ranks ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the thirty-one month period. Total deferrals of class C and class D scheduled principal amounts amounted to $66.9 million and $40.5 million respectively as of October 15, 2003. The class A principal adjustment amount outstanding was $339.2 million as of October 15, 2003.

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

     OTHER ISSUES

     For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Performance."

Note                        Report Line Name                               Description
----                        ----------------                               -----------
                            CASH COLLECTIONS
[1]                         Lease Rentals................................  Assumptions as per the 2001 Base Case
[2]                         - Renegotiated Leases........................  Change in contracted rental cash flow caused by a renegotiated lease
[3]                         - Rental Resets..............................  Re-leasing events where new lease rate deviated from the
                                                                           2001 Base Case
[4]                         - Lease Rentals - Aircraft Sales.............  Revenue foregone on aircraft sold prior to their assumed sale date in the 2001 Base Case net of revenue
                                                                           received on aircraft remaining on lease after their
                                                                           assumed sale date in the 2001 Base Case
[5]  sum of [1]...[4]       Contracted Lease Rentals.....................  Current Contracted Lease Rentals due as at the latest
                                                                           Calculation Date
[6]                         Movement in Current Arrears Balance..........  Current Contracted Lease Rentals not received as at the latest Calculation Date, excluding Bad Debts
[7]                         Less Net Stress Related Costs................
[8]                         - Bad Debts..................................  Arrears owed by former lessees and deemed irrecoverable
[9]                         - Deferred Arrears Balance...................  Current arrears that have been capitalized and restructured as a Note Payable
[10]                        - AOG........................................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                        - Other Leasing Income.......................  Includes lease termination payments, rental guarantees and late payments charges
[12]                        - Repossession...............................  Legal and technical costs incurred in repossessing aircraft.
[13] sum of [8]...[12]      Sub-total
[14] [5]+[6]+[13]           Net Lease Rental.............................  Contracted Lease Rentals less Movement in Current Arrears
                                                                           Balance and Net Stress Related Costs
[15]                        Interest Earned..............................  Interest earned on monthly cash balances
[16]                        Aircraft Sales...............................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                        Net Maintenance..............................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                        Other Receipts...............................  Receipts from GE Capital under the Tax Sharing Agreement
[19] sum of [14]...[18]     Total Cash Collections.......................  Net Lease Rental + Interest Earned + Aircraft Sales +
                                                                           Net Maintenance + Other Receipts

                            CASH EXPENSES
                            Aircraft Operating Expenses..................  All operational costs related to the leasing of aircraft.
[20]                        Releasing and Other Overheads................  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other
                                                                           lessee-related overheads
                            SG&A Expenses
[21]                        Aircraft Servicer Fees.......................  Monthly and annual fees paid to servicer
                            - Retainer Fee...............................  Fixed amount per month per aircraft
                            - Minimum Incentive Fee......................  Minimum annual fee paid to servicer for performance above an annually agreed target.
                            - Core Cashflow/Sales Incentive Fee            Fees (in excess of Minimum Incentive Fee above) paid to
                                                                           servicer for performance above an annually agreed
                                                                           target/on sale of an aircraft.
[22] [21]                   Sub-total
[23]                        Other Servicer Fees and Other Overheads......  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[23A]                       Other SG&A Expenses..........................  Costs relating to the assumed refinancing of the subclass
                                                                           A-8 notes in March 2003, as assumed under the
                                                                           2001 Base Case and costs relating to the consent
                                                                           solicitation for Indenture amendment
[24] [22]+[23]+[23A]        Sub-total
[25]  [20]+[24]             Total Cash Expenses..........................  Aircraft Operating Expenses + SG&A Expenses

                            NET CASH COLLECTIONS
[26]  [19]                  Total Cash Collections.......................  Line 19 above
[27]  [25]                  Total Cash Expenses..........................  Line 25 above
[28]                        Movement in Expense Account..................  Relates to reduction in accrued expense amounts
[29]                        Reduction in Liquidity Reserve...............  Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[29A]                       Shortfall in Liquidity Reserve...............  Shortfall in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]                        Interest Payments............................  Interest paid on all outstanding debt
[31]                        Swap payments................................  Net swap payments (paid)/received
[32] sum of [26]...[31]     Total

[33]                        Principal payments...........................  Principal payments on debt

           Airplanes Group Cash Flow Performance for the Period from
                  July 10, 2003 to October 15, 2003 (3 Months)
        Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                                          % of Lease Rentals under
                                                                                                          the 2001 Base Case
                                                                              2001                                        2001
                                                                              ----                                        ----
                                                                  Actual   Base Case    Variance   Actual    Base Case  Variance
                                                                  ------   ---------    --------   ------    ---------  --------
                      CASH COLLECTIONS                              $M        $M          $M
1                     Lease Rentals                               103.8      103.8        0.0      100.0%      100.0%      0.0%
2                      -  Renegotiated Leases                      (7.0)       0.0       (7.0)      (6.7%)       0.0%     (6.7%)
3                      -  Rental Resets                           (28.4)       0.0      (28.4)     (27.4%)       0.0%    (27.4%)
4                      -  Lease Rentals - Aircraft Sales           (1.4)       0.0       (1.4)      (1.3%)       0.0%     (1.3%)
                                                                   ----       ----      -----       ----        ----     -----

5    sum of 1 - 4     Contracted Lease Rentals                     67.0      103.8      (36.8)      64.5%      100.0%    (35.5%)
6                     Movement in Current Arrears Balance           2.6        0.0        2.6        2.5%        0.0%      2.5%
7                     less Net Stress Related Costs
8                      -  Bad Debts                                 0.0       (1.0)       1.0        0.0%       (1.0%)     1.0%
9                      -  Deferred Arrears Balance                  0.3        0.0        0.3        0.3%        0.0%      0.3%
10                     -  AOG                                     (11.6)      (4.4)      (7.2)     (11.2%)      (4.2%)    (6.9%)
11                     -  Other Leasing Income                      0.1        0.0        0.1        0.1%        0.0%      0.1%
12                     -  Repossession                              0.0       (0.8)       0.8        0.0%       (0.8%)     0.8%
                                                                   ----       ----      -----       ----        ----     -----
13   sum of 8 - 12    Sub-total                                   (11.2)      (6.2)      (5.0)     (10.8%)      (6.0%)    (4.8%)
14   5+6+13           Net Lease Rental                             58.4       97.6      (39.2)      56.3%       94.0%    (37.8%)
15                    Interest Earned                               0.3        1.7       (1.4)       0.3%        1.6%     (1.3%)
16                    Aircraft Sales                                0.2        0.0        0.2        0.2%        0.0%      0.2%
17                    Net Maintenance                               8.8        0.0        8.8        8.5%        0.0%      8.5%
18                    Other Receipts                                0.0        0.0        0.0        0.0%        0.0%      0.0%
                                                                   ----       ----      -----       ----        ----     -----
19   sum of 14 - 18   Total Cash Collections                       67.7       99.3      (31.6)      65.2%       95.7%    (30.4%)
                                                                   ====       ====      =====       ====        ====     =====

                      CASH EXPENSES
                      Aircraft Operating Expenses
20                     -  Re-leasing and other overheads           (9.8)      (5.2)      (4.6)      (9.4%)      (5.0%)    (4.4%)

                      SG&A Expenses
21                    Aircraft Servicer Fees
                       -  Retainer Fee                             (5.7)      (5.5)      (0.2)      (5.5%)      (5.3%)    (0.2%)
                       -  Minimum Incentive Fee                     0.0       (0.4)       0.4        0.0%       (0.4%)     0.4%
                       -  Core Cashflow/Sales Incentive Fee         0.0        0.0        0.0        0.0%        0.0%      0.0%
                                                                  -----      -----       ----      -----       -----      ----
22          21        Sub-total                                    (5.7)      (5.9)       0.2       (5.5%)      (5.7%)     0.2%
23                    Other Servicer Fees and Other Overheads      (1.7)      (2.4)       0.7       (1.6%)      (2.3%)     0.7%
23A                   Other SG&A Expenses                          (1.8)       0.0       (1.8)      (1.7%)       0.0%     (1.7%)
                                                                  -----      -----       ----      -----       -----      ----
24   22+23+23A        Sub-total                                    (9.2)      (8.3)      (0.9)      (8.9%)      (8.0%)    (0.9%)
                                                                  -----      -----       ----      -----       -----      ----
25    24+20           Total Cash Expenses                         (19.0)     (13.5)      (5.5)     (18.3%)     (13.0%)    (5.3%)
                                                                  =====      =====       ====      =====       =====      ====

                      NET CASH COLLECTIONS
26          19        Total Cash Collections                       67.7       99.3      (31.6)      65.2%       95.7%    (30.4%)
27          25        Total Cash Expenses                         (19.0)     (13.5)      (5.5)     (18.3%)     (13.0%)    (5.3%)
28                    Movement in Expense Account                  (3.0)       0.0       (3.0)      (2.9%)       0.0%     (2.9%)
29                    Reduction in Liquidity Reserve                0.0        0.0        0.0        0.0%        0.0%      0.0%
29A                   Shortfall in Liquidity Reserve               30.7        0.0       30.7       29.6%        0.0%     29.6%
30                    Interest Payments                           (25.5)     (43.1)      17.6      (24.6%)     (41.5%)    17.0%
31                    Swap Payments                               (13.2)      (1.0)     (12.2)     (12.7%)      (1.0%)   (11.8%)
                                                                   ----       ----       ----       ----        ----      ----
32   sum of 26 - 31   TOTAL                                        37.7       41.7       (4.0)      36.3%       40.2%     (3.9%)
                                                                   ====       ====       ====       ====        ====      ====

33                    PRINCIPAL PAYMENTS
                      Subclass A-6                                 32.6       36.5       (3.9)      31.4%       35.2%     (3.8%)
                      Class B                                       5.1        5.2       (0.1)       4.9%        5.0%     (0.1%)
                                                                   ----       ----       ----       ----        ----      ----
                      Total                                        37.7       41.7       (4.0)      36.3%       40.2%     (3.9%)
                                                                   ====       ====       ====       ====        ====      ====

                      Debt Balances at October 15, 2003
                      Subclass A-6                                157.9       28.7
                      Subclass A-8                                700.0      700.0
                      Subclass A-9                                750.0      750.0
                      Class B                                     228.5      230.1
                      Class C                                     349.8      349.8
                      Class D                                     395.1      395.1
                                                                 -------   -------
                                                                 2,581.3   2,453.7
                                                                 =======   =======

           Airplanes Group Cash Flow Performance for the Period from
                 March 10, 2001 to October 15, 2003 (31 Months)
        Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                                          % of Lease Rentals under
                                                                                                          the 2001 Base Case
                                                                              2001                              2001
                                                                              ----                              ----
                                                                Actual     Base Case    Variance    Actual    Base Case    Variance
                                                                ------     ---------    --------    ------    ---------    --------
                      CASH COLLECTIONS                            $M          $M           $M
1                     Lease Rentals                            1,087.5      1,087.5         0.0     100.0%      100.0%        0.0%
2                      -  Renegotiated Leases                    (72.9)         0.0       (72.9)     (6.7%)       0.0%       (6.7%)
3                      -  Rental Resets                         (154.1)         0.0      (154.1)    (14.2%)       0.0%      (14.2%)
4                      -  Lease Rentals - Aircraft Sales          (7.1)         0.0        (7.1)     (0.7%)       0.0%       (0.7%)
                                                                 -----      -------      ------      ----        ----       -----

5    sum of 1 - 4     Contracted Lease Rentals                   853.4      1,087.5      (234.1)     78.5%      100.0%      (21.5%)
6                     Movement in Current Arrears Balance         (2.6)         0.0        (2.6)     (0.2%)       0.0%       (0.2%)
7                     less Net Stress Related Costs
8                      -  Bad Debts                               (8.2)       (10.9)        2.7      (0.8%)      (1.0%)       0.2%
9                      -  Deferred Arrears Balance                 7.1          3.1         4.0       0.7%        0.3%        0.4%
10                     -  AOG                                    (70.9)       (45.8)      (25.1)     (6.5%)      (4.2%)      (2.3%)
11                     -  Other Leasing Income                    12.0          0.0        12.0       1.1%        0.0%        1.1%
12                     -  Repossession                            (4.1)        (8.7)        4.6      (0.4%)      (0.8%)       0.4%
                                                                 -----      -------      ------      ----        ----       -----
13   sum of 8 - 12    Sub-total                                  (64.1)       (62.3)       (1.8)     (5.9%)      (5.7%)      (0.2%)
14   5+6+13           Net Lease Rental                           786.7      1,025.2      (238.5)     72.3%       94.3%      (21.9%)
15                    Interest Earned                              8.9         17.9        (9.0)      0.8%        1.6%       (0.8%)
16                    Aircraft Sales                              28.9         29.3        (0.4)      2.7%        2.7%        0.0%
17                    Net Maintenance                             51.0          0.0        51.0       4.7%        0.0%        4.7%
18                    Other Receipts                               8.3          0.0         8.3       0.8%        0.0%        0.8%
                                                                 -----      -------      ------      ----        ----       -----
19   sum of 14 - 18   Total Cash Collections                     883.8      1,072.4      (188.6)     81.3%       98.6%      (17.3%)
                                                                 =====      =======      ======      ====        ====       =====

                      CASH EXPENSES
                      Aircraft Operating Expenses
20                     -  Re-leasing and other overheads         (60.0)       (54.5)       (5.5)     (5.5%)      (5.0%)      (0.5%)

                      SG&A Expenses
21                    Aircraft Servicer Fees
                       -  Retainer Fee                           (57.6)       (57.7)        0.1      (5.3%)      (5.3%)       0.0%
                       -  Minimum Incentive Fee                   (4.5)        (3.9)       (0.6)     (0.4%)      (0.4%)      (0.1%)
                       -  Core Cashflow/Sales Incentive Fee       (0.2)         0.0        (0.2)      0.0%        0.0%        0.0%
                                                                 -----        -----         ---      ----        ----         ---
22          21        Sub-total                                  (62.3)       (61.6)       (0.7)     (5.7%)      (5.7%)      (0.1%)
23                    Other Servicer Fees and Other Overheads    (28.0)       (26.4)       (1.6)     (2.6%)      (2.4%)      (0.1%)
23A                   Other SG&A Expenses                         (1.8)        (4.7)        2.9      (0.2%)      (0.4%)       0.3%
                                                                 -----        -----         ---      ----        ----         ---
24   22+23+23A        Sub-total                                  (92.1)       (92.7)        0.6      (8.5%)      (8.5%)       0.1%
                                                                 -----        -----         ---      ----        ----         ---

25    24+20           Total Cash Expenses                       (152.1)      (147.2)       (4.9)    (14.0%)     (13.5%)       0.5%
                                                                ======       ======        ====     =====       =====         ===

                      NET CASH COLLECTIONS
26          19        Total Cash Collections                     883.8      1,072.4      (188.6)     81.3%       98.6%      (17.3%)
27          25        Total Cash Expenses                       (152.1)      (147.2)       (4.9)    (14.0%)     (13.5%)      (0.5%)
28                    Movement in Expense Account                 (9.5)         0.0        (9.5)     (0.9%)       0.0%       (0.9%)
29                    Reduction in Liquidity Reserve              40.0         40.0         0.0       3.7%        3.7%        0.0%
29A                   Shortfall in Liquidity Reserve              31.4          0.0        31.4       2.9%        0.0%        2.9%
30                    Interest Payments                         (325.7)      (473.1)      147.4     (29.9%)     (43.5%)      13.6%
5.1%                  Swap Payments                             (130.6)       (27.2)     (103.4)    (12.0%)      (2.5%)      (9.5%)
                                                                 -----        -----      ------      ----        ----       -----
32   sum of 26 - 31   TOTAL                                      337.3        464.9      (127.6)     31.0%       42.7%      (11.7%)
                                                                 =====        =====      ======      ====        ====       =====

33                    PRINCIPAL PAYMENTS
                      Subclass A-6                               287.5        416.7      (129.2)     26.4%       38.3%      (11.9%)
                      Class B                                     49.8         48.2         1.6       4.6%        4.4%        0.1%
                                                                 -----        -----      ------      ----        ----       -----
                      Total                                      337.3        464.9      (127.6)     31.0%       42.7%      (11.7%)
                                                                 =====        =====      ======      ====        ====       =====

                      Debt Balances at October 15, 2003
                      Subclass A-6                               157.9         28.7       129.2
                      Subclass A-8                               700.0        700.0         0.0
                      Subclass A-9                               750.0        750.0         0.0
                      Class B                                    228.5        230.1        (1.6)
                      Class C                                    349.8        349.8         0.0
                      Class D                                    395.1        395.1         0.0
                                                               -------      -------       -----
                                                               2,581.3      2,453.7       127.6
                                                               =======      =======       =====

                                                        Mar-01                                      2001
                                                        ------                                      ----
                                                       Closing               Actual            Base Case
                                                       -------               ------            ---------
                                                            $m                  $m                    $m
         Net Cash Collections                                                337.3                 464.9

         Add Back Interest and Swap Payments                                 456.3                 500.3
                                                                             -----                 -----
   a     Net Cash Collections                                                793.6                 965.2
                                                                             =====                 =====
         (excl. interest and swap payments)
   b     Swaps                                                               130.6                  27.2
   c     Class A Interest                                                    120.9                 248.5
   d     Class A Minimum                                                      32.6                   0.0
   e     Class B Interest                                                     20.1                  40.0
   f     Class B Minimum                                                      49.8                  48.2
   g     Class C Interest                                                     73.7                  73.6
   h     Class D Interest                                                    111.0                 111.0
   i     Class A Principal Adjustment                                        254.9                 416.7
   i     Class C Scheduled                                                     0.0                   0.0
   k     Class D Scheduled                                                     0.0                   0.0
   l     Permitted Aircraft Modifications                                      0.0                   0.0
   m     Step-up Interest                                                      0.0                   0.0
   n     Class E Minimum Interest                                              0.0                   0.0
   o     Class B Supplemental                                                  0.0                   0.0
   p     Class A Supplemental                                                  0.0                   0.0
                                                                             -----                 -----
         Total                                                               793.6                 965.2
                                                                             =====                 =====

  [1]    Interest Coverage Ratio
         Class A                                                               3.2                   3.5  = a/(b+c)
         Class B                                                               2.6                   3.1  = a/(b+c+d+e)
         Class C                                                               1.9                   2.2  = a/(b+c+d+e+f+g)
         Class D                                                               1.5                   1.8  = a/(b+c+d+e+f+g+h)

  [2]    Debt Coverage Ratio
         Class A                                                               2.8                   3.5  = a/(b+c+d)
         Class B                                                               2.2                   2.7  = a/(b+c+d+e+f)
         Class C                                                               N/A                   N/A  = a/(b+c+d+e+f+g+h+ i+j)
         Class D                                                               N/A                   N/A  = a/(b+c+d+e+f+g+h+ i+j+k)

         Loan to Value Ratios (in U.S. dollars)
  [3]    Adjusted Portfolio Value                      3,108.6             2,297.1               2,624.6
         Liquidity Reserve Amount
         Of which - Cash                                 156.9                76.5                 116.0
                       - Accrued Expenses                 12.6                14.0                   0.0
                                                       -------             -------               -------
         Subtotal                                        169.5                90.5                 116.0
         Less Lessee Security Deposits                    36.9                 0.0                  36.0
                                                       -------             -------               -------
         Subtotal                                        132.6                90.5                  80.0
                                                       -------             -------               -------
  [4]    Total Asset Value                             3,241.2             2,387.6               2,704.6
                                                       =======             =======               =======


Note Balances as at:                                March 15, 2001       Oct 15, 2003         Oct 15, 2003
--------------------                                --------------       ------------         ------------

         Class A                                       1,895.4    58.5%    1,607.9     67.3%     1,478.7      54.7%
         Class B                                         278.3    67.1%      228.5     76.9%       230.1      63.2%
         Class C                                         349.8    77.9%      349.8     91.6%       349.8      76.1%
         Class D                                         395.1    90.0%      395.1    108.1%       395.1      90.7%
                                                       -------             -------               -------
                                                       2,918.6             2,581.3               2,453.7
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

[2] "Debt Coverage Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of notes plus the interest and minimum/scheduled principal payments payable on each subclass of notes that ranks equally with or senior to the relevant subclass of notes in the priority of payments. In respect of the class A notes, principal adjustment amount payments have been excluded as they are a function of aircraft values. Debt Coverage Ratios have not been provided for the class C and D notes as no scheduled principal amounts have been paid on these notes in the period since March 2001.

[3] "Adjusted Portfolio Value" represents the base value of each aircraft in the portfolio as determined by the most recent appraisal multiplied by the depreciation factor at payment date divided by the depreciation factor as of the relevant appraisal date.

[4] "Total Asset Value" is equal to total Adjusted Portfolio Value plus liquidity reserve amount minus lessee security deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass or class of notes, including the outstanding principal amount as of September 30, 2003 and estimated fair value as of September 30, 2003, are as follows:

                                                                                          Estimated Fair
                             Annual Interest      Principal Amount                           Value at
                                   Rate           at September 30,        Final            September 30,
      Class of Notes         (Payable Monthly)         2003           Maturity Date            2003*
      --------------         -----------------         ----           -------------            -----
                                                    $ Million                               $ Million
      Subclass A-6           (LIBOR+.34%)               172          March 15, 2019             161
      Subclass A-8           (LIBOR+.375%)              700          March 15, 2019             585
      Subclass A-9           (LIBOR+.55%)               750          March 15, 2019             611
      Class B                (LIBOR+.75%)               230          March 15, 2019              55
      Class C                (8.15%)                    350          March 15, 2019              37
      Class D                (10.875%)                  395          March 15, 2019              10
                                                      -----                                   -----
                                                      2,597                                   1,459
                                                      =====                                   =====

---------
* Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at September 30, 2003 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and leases representing approximately 98% of our portfolio by appraised value as of January 31, 2003 are fixed rate leases.

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

We have reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as we do not anticipate making any further payments of interest on these notes and certificates, beginning on the December 15, 2003 payment date. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. We also expect that, beginning on the December 15, 2003 payment date, the "Second Collection Account Top-up" will be depleted to nil and that our future cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, we are no longer including this cash balance in our hedging calculations from the end of 2003.

At September 30, 2003, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,740 million. The aggregate notional principal balance of these swaps will reduce, by their terms, to $1,170 million by March 31, 2004, to an aggregate notional principal balance of $700 million by March 31, 2005, to an aggregate notional principal balance of $495 million by March 31, 2006, to an aggregate notional principal balance of $275 million by March 31, 2007 and to an aggregate notional principal balance of $90 million by March 2008. None of the swaps have a maturity date extending beyond April 2008. The aggregate estimated fair market value of the swaps at September 30, 2003 was ($65.6) million, that is the swaps were "out-of-the-money", such that if sold, Airplanes Group would incur a loss of $65.6 million, as detailed below:

                             Airplanes Group Swap Book at September 30, 2003

                  Notional                           Final           Fixed            Estimated Fair
      Swap       Amount (i)        Effective       Maturity           Rate           Market Value ($)
      No.        $'millions          Date            Date         Payable (ii)     as at Sept 30, 2003
      ---        ----------          ----            ----         ------------     -------------------
       1             10            18-Jan-00       15-Oct-03        6.4650%              (44,521)
       2             25            17-Aug-99       15-Nov-03        6.3300%             (132,334)
       3             25            15-Dec-00       15-Nov-03        7.3625%             (264,170)
       4              5            26-Apr-00       15-Nov-03        6.6875%              (94,988)
       5             30            20-Sep-00       15-Nov-03        6.5625%             (285,440)
       6              5            15-Nov-00       15-Nov-03        6.5775%              (46,190)
       7             10            15-Feb-01       15-Nov-03        5.2750%              (72,638)
       8             45            24-Mar-00       15-Dec-03        6.8450%             (647,905)
       9             40            15-Jan-03       15-Dec-03        1.4825%              (36,846)
       10            15            15-May-00       15-Jan-04        7.2995%             (313,097)
       11             5            26-Jun-00       15-Feb-04        6.9775%             (124,153)
       12            35            15-Aug-00       15-Feb-04        6.7700%             (849,248)
       13            135           15-Jul-03       15-Mar-04        0.9700%               68,038
       14            200           15-Sep-03       15-Mar-04        1.2075%              (70,128)
       15            15            18-Aug-00       15-Apr-04        6.7700%             (381,211)
       16            15            15-Nov-01       15-Apr-04        4.8900%             (303,864)
       17            60            30-Apr-02       15-Apr-04        3.3700%             (337,798)
       18             5            15-Aug-02       15-Apr-04        2.1600%             (104,762)
       19            25            17-Apr-01       15-May-04        6.8290%             (863,451)
       20            20            12-Oct-00       15-Jul-04        6.5850%             (784,498)
       21            65            17-Jun-02       15-Jul-04        3.7700%           (1,429,136)

       22            35            17-Sep-01       15-Sep-04        5.7125%           (1,606,287)
       23            30            17-Jun-02       15-Oct-04        3.5800%             (782,924)
       24            15            15-Jul-03       15-Nov-04        5.7650%           (1,324,820)
       25            15            15-Apr-02       15-Dec-04        5.3975%             (884,733)
       26            20            15-Apr-03       15-Dec-04        4.2350%             (964,197)
       27            45            15-May-01       15-Jan-05        4.7950%           (1,869,242)
       28            100           21-Aug-01       15-Feb-05        4.4195%           (2,559,636)
       29             0            15-Oct-04       17-Oct-05        4.5650%             (315,720)
       30            40            17-Oct-01       15-Nov-05        3.9475%           (1,537,421)
       31            95            24-Jul-01       15-Dec-05        5.2850%           (6,720,025)
       32             0            17-Nov-03       17-Jan-06        5.1150%           (1,497,764)
       33            240           20-Dec-01       15-Feb-06        4.6350%           (9,957,013)
       34            10            15-May-03       15-Mar-06        2.8800%             (324,329)
       35            25            30-Jan-02       15-Apr-06        3.5040%           (1,096,763)
       36            130           15-Mar-02       15-Apr-06        4.0125%           (3,218,142)
       37             0            15-Dec-03       18-Apr-06        2.9425%             (480,321)
       38            55            15-Aug-02       15-Jul-06        5.5500%           (9,356,015)
       39             0            17-Oct-05       15-Oct-06        4.9400%             (142,546)
       40             0            15-Jul-04       15-May-07        5.8620%           (6,623,791)
       41             0            15-Mar-04       15-May-07        5.2020%           (3,246,917)
       42            60            15-Apr-03       15-May-07        3.5350%           (1,865,553)
       43            35            17-Mar-03       17-Sep-07        3.8700%           (3,043,163)
       44             0            15-May-07       15-Nov-07        4.8000%              (59,331)
       45             0            17-Sep-07       17-Dec-07        4.9440%              (47,911)
       46             0            15-Jul-05       15-Apr-08        3.4800%            1,077,125
                 -----------                                                        --------------
                    1,740                                                            (65,565,779)
                 ===========                                                        ==============

(i) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(ii) Each of the above swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, which resets monthly on an actual /360 adjusted basis.

(iv) The initial amounts for swaps number 29, 32, 37, 39, 40, 41, 44, 45, and 46 are $15 million, $30 million, $30 million, $10 million, $65 million, $20 million, $95 million, $75 million and $45 million respectively.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of swaptions. If Airplanes Group purchases swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and receive fixed amounts. These swaptions could be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates had declined since the contract date of such leases. Following consultation with the rating agencies in the year ended March 31, 2002, it is not currently proposed to purchase any swaptions due primarily to the low interest rate environment and our current cashflow performance.

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

If at any time there are outstanding swaptions, the Administrative Agent may also sell at market value or unwind part or all of the outstanding swaptions, for example, to reflect any decreases in the target hedge. In the period from March 28, 1996 to March 31, 2002, Airplanes Group purchased swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold swaptions with an aggregate notional principal balance of $589 million and swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of swaptions at September 30, 2003 therefore amounted to $Nil.

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

The directors of Airplanes Limited and the controlling trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group is required by the indentures to enter into swaps only with counterparties meeting certain rating requirements as discussed more fully under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Chairman of the Board of Directors of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15 (d) - 15(e)) as of a date (the "Evaluation Date") as of the end of the period covered by this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in internal controls

There were no changes in the internal controls of Airplanes Group over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15(d)-15(e) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.98% of our portfolio by appraised value as of September 30, 2003. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

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

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

31    Certification of Chairman pursuant to Rule 13a-14(a).

32    Section 1350 Certification

Reports on Form 8-K:
Filed on July 15, 2003, August 15, 2003 and September 15, 2003 (relating to the monthly report to holders of the certificates).

Filed on September 5, 2003, September 22, 2003 and September 26, 2003 (relating to consent solicitation and amendment of indentures).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2003                   AIRPLANES LIMITED


                                          By: /s/ William M. McCann
                                              --------------------------------
                                              William M. McCann
                                              Director and Principal Accounting
                                              Officer


Date: November 14, 2003                   AIRPLANES U.S. TRUST


                                          By: /s/ William M. McCann
                                              --------------------------------
                                              William M. McCann
                                              Controlling Trustee and Principal
                                              Accounting Officer

                                                 AIRPLANES GROUP PORTFOLIO ANALYSIS
                                                        AT SEPTEMBER 30, 2003


                                                                                                              Appraisal
                                                                                                   Date of     Value at
                                                                 Aircraft    Engine      Serial  Manufacture  January 31,
Region          Country              Lessee                      Type        Type        Number  Conversion      2003
-------------------------------------------------------------------------------------------------------------------------
Africa          Nigeria              Bellview Airlines Ltd       B737-200A   JT8D-17A    23024     1983            3,042
                Tunisia              Nouvelair Tunisie           A320-200    CFM56-5A3    348      1992           24,258
                Tunisia              Nouvelair Tunisie           MD83        JT8D-219    49631     1989           12,534
                Tunisia              Nouvelair Tunisie           MD83        JT8D-219    49672     1988           11,487
Asia & Far East Malaysia             Air Asia Sdn. Bhd.          B737-300    CFM56-3C1   24905     1991           18,506
                Malaysia             Air Asia Sdn. Bhd.          B737-300    CFM56-3C1   24907     1991           18,421
                South Korea          Asiana Airlines             B737-400    CFM56-3C1   24493     1989           18,460
                South Korea          Asiana Airlines             B737-400    CFM56-3C1   24520     1989           18,829
                China                China Southern              B737-500    CFM56-3C1   24897     1991           15,803
                China                China Southern              B737-500    CFM56-3C1   25182     1992           16,771
                China                China Southern              B737-500    CFM56-3C1   25183     1992           17,479
                China                China Southern              B737-500    CFM56-3C1   25188     1992           17,554
                Taiwan               Far Eastern Air Transport   MD83        JT8D-219    49950     1991           13,015
                Indonesia            Garuda                      B737-400    CFM56-3C1   24683     1990           20,100
                Indonesia            Garuda                      B737-400    CFM56-3C1   24691     1990           20,463
                Bangladesh           GMG Airlines                DHC8-300    PW123        307      1991            6,389
                Indonesia            Merpati Nusantara Airlines  B737-200A   JT8D-15     22368     1980            2,072
                Indonesia            Merpati Nusantara Airlines  B737-200A   JT8D-15     22369     1980            1,733
                Pakistan             Pakistan Int Airline        A300B4-200  CF6-50C2     269      1983            4,898
                Philippines          Philippine Airlines         B737-400    CFM56-3C1   24684     1990           19,471
                Philippines          Philippine Airlines         B737-300    CFM56-3B1   24770     1990           16,556
                Philippines          Philippine Airlines         B737-400    CFM56-3C1   26081     1993           22,855
                Indonesia            PT Mandala Airlines         B737-200A   JT8D-17     21685     1979            2,198
                Indonesia            PT Mandala Airlines         B737-200A   JT8D-15     22278     1980            2,472
                Indonesia            PT Mandala Airlines         B737-200A   JT8D-17A    22803     1983            3,387
                Indonesia            PT Mandala Airlines         B737-200A   JT8D-17A    22804     1983            3,490
                Indonesia            PT Mandala Airlines         B737-200A   JT8D-17A    23023     1983            3,540
                Indonesia            PT Metro Batavia            B737-200A   JT8D-15     22397     1981            2,937
                Indonesia            PT Metro Batavia            B737-200A   JT8D-17A    22407     1980            1,890
                Indonesia            PT Metro Batavia            B737-200A   JT8D-17A    22802     1983            3,502
                Indonesia            PT Metro Batavia            B737-400    CFM56-3C1   24345     1989           18,060
                Indonesia            PT Metro Batavia            B737-400    CFM56-3C1   24687     1990           18,888
                China                Xinjiang                    B757-200    RB211-535E4 26156     1992           31,404
Australia & New
  Zealand       Australia            National Jet Systems        DHC8-100    PW121        229      1990            4,539
Europe          Iceland              Air Atlanta Icelandic       B767-300ER  PW4060      26204     1992           47,594
                France               Air France                  A320-200    CFM56-5A3    203      1991           23,810
                France               Air France                  A320-200    CFM56-5A3    220      1991           24,558
                Italy                Air One SpA                 B737-400    CFM56-3C1   24906     1991           19,154
                Italy                Air One SpA                 B737-400    CFM56-3C1   24912     1991           19,308
                Italy                Air One SpA                 B737-300    CFM56-3C1   25179     1992           19,595
                Italy                Air One SpA                 B737-300    CFM56-3C1   25187     1992           19,617
                Iceland              Bluebird Cargo              B737-300QC  CFM56-3B1   23499     1986           14,476
                Iceland              Bluebird Cargo              B737-300QC  CFM56-3B1   23500     1986           13,932
                Netherlands          Capital Aviation Services
                                       B.V.                      DHC8-300    PW123        244      1990            5,855
                Netherlands          Capital Aviation Services
                                       B.V.                      DHC8-300    PW123        300      1992            6,439
                United Kingdom       easyJet Airline Company
                                       Limited                   B737-300    CFM56-3B2   23923     1988           16,116
                Portugal             euroAtlantic airways        B767-300ER  PW4060      25411     1992           48,288
                Italy                Eurofly S.P.A               MD83        JT8D-219    49390     1986           10,549




                                                                                                              Appraisal
                                                                                                   Date of     Value at
                                                                 Aircraft    Engine      Serial  Manufacture  January 31,
Region          Country              Lessee                      Type        Type        Number  Conversion      2003
-------------------------------------------------------------------------------------------------------------------------
                Turkey               FreeBird Airlines           MD83        JT8D-219    49949     1991           14,967
                Spain                Futura                      B737-400    CFM56-3C1   24689     1990           19,922
                Spain                Futura                      B737-400    CFM56-3C1   24690     1990           19,708
                Spain                Futura                      B737-400    CFM56-3C1   25180     1992           22,019
                Hungary              Malev                       B737-400    CFM56-3C1   26069     1992           22,221
                Hungary              Malev                       B737-400    CFM56-3C1   26071     1992           22,446
                Italy                Meridiana SpA               MD83        JT8D-219    49792     1989           13,533
                Italy                Meridiana SpA               MD83        JT8D-219    49935     1990           13,243
                Italy                Meridiana SpA               MD83        JT8D-219    49951     1991           14,581
                United Kingdom       MyTravel Airways            A320-200    CFM56-5A3    294      1992           25,352
                United Kingdom       MyTravel Airways            A320-200    CFM56-5A3    301      1992           24,849
                United Kingdom       MyTravel Airways            A320-200    CFM56-5A3    349      1992           24,858
                Turkey               Orbit Ekspres Havayollari
                                       A.S.                      A300C4-200  CF6-50C2     83       1979            7,973
                Netherlands          Schreiner Airways           DHC8-300    PW123        276      1991            6,132
                Netherlands          Schreiner Airways           DHC8-300    PW123        298      1992            6,518
                Slovakia             SkyEurope Airlines, a.s     B737-500    CFM56-3C1   25186     1992           16,497
                Spain                Spanair                     MD83        JT8D-219    49620     1988           12,205
                Spain                Spanair                     MD83        JT8D-219    49624     1988           11,586
                Spain                Spanair                     MD83        JT8D-219    49626     1988           12,037
                Spain                Spanair                     MD83        JT8D-219    49709     1988           11,598
                Spain                Spanair                     MD83        JT8D-219    49936     1990           13,142
                Spain                Spanair                     MD83        JT8D-219    49938     1990           13,780
                United Kingdom       Titan Airways Limited       ATR42-300   PW120        109      1988            3,529
                United Kingdom       Titan Airways Limited       ATR42-300   PW120        113      1988            3,446
                United Kingdom       Titan Airways Limited       B757-200    RB211-535E4 26151     1992           31,591
                Czech Republic       Travel Servis a.s.          B737-400    CFM56-3C1   24911     1991           21,063
                Turkey               Turk Hava Yollari           B737-400    CFM56-3C1   24917     1991           21,152
                Turkey               Turk Hava Yollari           B737-400    CFM56-3C1   25181     1992           21,122
                Turkey               Turk Hava Yollari           B737-400    CFM56-3C1   25184     1992           21,747
                Turkey               Turk Hava Yollari           B737-400    CFM56-3C1   25261     1992           21,653
                Turkey               Turk Hava Yollari           B737-500    CFM56-3C1   25288     1992           17,688
                Turkey               Turk Hava Yollari           B737-500    CFM56-3C1   25289     1992           17,164
                Turkey               Turk Hava Yollari           B737-400    CFM56-3C1   26065     1992           21,892
                Ukraine              Ukraine International       B737-400    CFM56-3C1   25190     1992           21,986
                Ukraine              Ukraine International       B737-500    CFM56-3C1   25192     1992           17,286
                Ukraine              Ukraine International       B737-500    CFM56-3C1   26075     1992           16,689
                Norway               Wideroe's Flyveselskap a/s  DHC8-300    PW123        293      1991            6,365
                Norway               Wideroe's Flyveselskap a/s  DHC8-300    PW123        342      1992            6,861
Latin America   Mexico               Aeromexico                  DC9-32      JT8D-17     48125     1980            1,613
                Mexico               Aeromexico                  DC9-32      JT8D-17     48126     1980            1,872
                Mexico               Aeromexico                  DC9-32      JT8D-17     48127     1980            1,463
                Mexico               Aeromexico                  DC9-32      JT8D-17     48128     1980            1,763
                Mexico               Aeromexico                  DC9-32      JT8D-17     48129     1980            2,004
                Mexico               Aeromexico                  MD82        JT8D-217    49660     1988           10,098
                Mexico               Aeromexico                  MD82        JT8D-217A   49667     1988           10,202
                Mexico               Aeromexico                  MD87        JT8D-219    49673     1988            9,318
                Colombia             Avianca                     B767-200ER  PW4060      25421     1992           36,627
                Colombia             Avianca                     B757-200    RB211-535E4 26154     1992           30,805





                                                                                                              Appraisal
                                                                                                   Date of     Value at
                                                                 Aircraft    Engine      Serial  Manufacture  January 31,
Region          Country              Lessee                      Type        Type        Number  Conversion      2003
-------------------------------------------------------------------------------------------------------------------------
                Colombia             Avianca                     MD83        JT8D-219    49939     1990           12,127
                Colombia             Avianca                     MD83        JT8D-219    49946     1991           12,689
                Colombia             Avianca                     MD83        JT8D-219    53120     1992           14,044
                Colombia             Avianca                     MD83        JT8D-219    53125     1992           15,175
                Trinidad & Tobago    BWIA West Indies Airways
                                       Limited                   MD83        JT8D-219    49789     1989           13,610
                Antigua              Caribbean Star Airlines     DHC8-300    PW123        267      1991            6,550
                Netherlands Antilles Dutch Caribbean Airline     DHC8-300C   PW123        230      1991            6,047
                Netherlands Antilles Dutch Caribbean Airline     DHC8-300C   PW123        242      1990            5,981
                Antigua              Liat                        DHC8-100    PW120-A      113      1988            3,319
                Antigua              Liat                        DHC8-100    PW120-A      140      1989            3,498
                Antigua              Liat                        DHC8-100    PW120-A      144      1989            3,492
                Antigua              Liat                        DHC8-100    PW120-A      270      1991            4,083
                Antigua              Liat                        DHC8-300    PW123        283      1991            6,230
                Mexico               Mexicana                    F100        TAY650-15   11266     1990            7,146
                Mexico               Mexicana                    F100        TAY650-15   11309     1991            7,899
                Mexico               Mexicana                    F100        TAY650-15   11319     1991            7,715
                Mexico               Mexicana                    F100        TAY650-15   11339     1991            8,210
                Mexico               Mexicana                    F100        TAY650-15   11374     1992            9,048
                Mexico               Mexicana                    F100        TAY650-15   11375     1992            8,330
                Mexico               Mexicana                    F100        TAY650-15   11382     1993            9,248
                Mexico               Mexicana                    F100        TAY650-15   11384     1993            9,035
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11284     1990            6,969
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11285     1990            7,094
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11304     1991            7,793
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11305     1991            7,800
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11336     1991            8,163
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11347     1991            8,326
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11348     1991            7,897
                Brazil               TAM Linhas Aereas           F100        TAY650-15   11371     1991            7,973
                Colombia             Tampa                       DC8-71F     CFM56-2C1   45849     1991            9,639
                Colombia             Tampa                       DC8-71F     CFM56-2C1   45945     1992            9,990
                Colombia             Tampa                       DC8-71F     CFM56-2C1   45976     1991           11,546
                Colombia             Tampa                       DC8-71F     CFM56-2C1   46066     1991            9,543
                Brazil               VARIG                       MD11        CF6-80C2D1F 48499     1991           46,887
                Brazil               VARIG                       MD11        CF6-80C2D1F 48500     1992           47,872
North America   Canada               Air Canada                  A320-200    CFM56-5A1    174      1991           23,124
                Canada               Air Canada                  A320-200    CFM56-5A1    175      1991           23,652
                Canada               Air Canada                  A320-200    CFM56-5A1    232      1990           23,219
                Canada               Air Canada                  A320-200    CFM56-5A1    284      1992           24,282
                Canada               Air Canada                  A320-200    CFM56-5A1    309      1992           23,870
                Canada               Air Canada                  A320-200    CFM56-5A1    404      1994           26,523
                Canada               Air Canada                  B767-300ER  PW4060      24948     1991           44,881
                Canada               Air Canada                  B767-300ER  PW4060      26200     1992           48,641
                United States of
                  America            Astar Air Cargo             DC8-73CF    CFM56-2C1   46091     1989           13,251
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   45811     1991            9,864
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   45813     1992            9,285
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   45973     1992           10,250
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   45978     1993            9,161





                                                                                                              Appraisal
                                                                                                   Date of     Value at
                                                                 Aircraft    Engine      Serial  Manufacture  January 31,
Region          Country              Lessee                      Type        Type        Number  Conversion      2003
-------------------------------------------------------------------------------------------------------------------------
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   45993     1993            9,344
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   45994     1994            8,891
                United States of
                  America            BAX Global                  DC8-71F     CFM56-2C1   46065     1992            9,493
                United States of
                  America            Frontier Airlines, Inc.     B737-300    CFM56-3B1   23177     1986           13,191
                Canada               Jetsgo Airlines             MD83        JT8D-219    49941     1990           14,168
                Canada               Jetsgo Airlines             MD83        JT8D-219    49943     1991           13,437
                United States of
                  America            Pace Airlines               B737-300    CFM56-3B2   23749     1987           15,351
                United States of
                  America            Polar Air Cargo             B747-200SF  JT9D-7Q     21730     1979           19,522
                United States of
                  America            TWA Airlines LLC            MD83        JT8D-219    49575     1987           11,021
Off Lease                            Off Lease                   A300B4-200  CF6-50C2     131      1981            4,935
                                     Off Lease                   DHC8-300    PW123        232      1991            5,701
                                     Off Lease                   ATR42-300   PW120        249      1991            4,327
                                     Off Lease                   DHC8-100    PW121        258      1991            4,111
                                     Off Lease                   DHC8-300    PW123        266      1991            6,389
                                     Off Lease                   ATR42-300   PW121        284      1992            4,744
                                     Off Lease                   DHC8-300    PW123        296      1991            6,172
                                     Off Lease                   DHC8-300    PW123        334      1992            6,627
                                     Off Lease                   METRO-III   TPE331-11    705      1988              853
                                     Off Lease                   B737-200A   JT8D-15     21735     1979            3,059
                                     Off Lease                   B737-200A   JT8D-15     22979     1983            3,993
                                     Off Lease                   B737-500    CFM56-3C1   25185     1992           16,565
                                     Off Lease                   B737-500    CFM56-3C1   25191     1992           18,036
                                     Off Lease                   DC8-71F     CFM56-2C1   45946     1992            8,888
                                     Off Lease                   DC8-71F     CFM56-2C1   45970     1992           11,459
                                     Off Lease                   DC8-71F     CFM56-2C1   45971     1992            9,952
                                     Off Lease                   DC8-71F     CFM56-2C1   45996     1992           10,346
                                     Off Lease                   DC8-71F     CFM56-2C1   45997     1993           10,345
                                     Off Lease                   DC8-71F     CFM56-2C1   45998     1993           10,421
                                     Off Lease                   MD11        CF6-80C2D1F 48501     1992           49,184
                                     Off Lease                   MD83        JT8D-219    49442     1987           11,243
Others          Kazakhstan           Air Kazakhstan              B737-200A   JT8D-15     22090     1980            2,086
                Kazakhstan           Air Kazakhstan              B737-200A   JT8D-15     22453     1981            2,402
                                                                                                               2,419,687