Form 10-Q
period 2003-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2004-02-17
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                        Yes [X]                  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at Issuer Class
                               December 31, 2003

                                                             Outstanding at
Issuer                             Class                    December 31, 2003
------                             -----                    -----------------

Airplanes Limited      Ordinary Shares, $1.00 par value            30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended December 31, 2003

                                     Index

Part I.  Financial Information                                        Page No.

Item 1.  Financial Statements (Unaudited)                                 3

         - Unaudited Condensed Balance Sheets - December 31, 2003 and March 31, 2003
         - Unaudited Condensed Statements of Operations - Three Months Ended December 31, 2003 and December 31, 2002
         - Unaudited Condensed Statements of Operations - Nine Months Ended December 31, 2003 and December 31, 2002
         - Unaudited Condensed Statements of Comprehensive Income/(Loss) - Three Months Ended December 31,
           2003 and December 31, 2002
         - Unaudited Condensed Statements of Comprehensive Income/(Loss) - Nine Months Ended December 31, 2003 and December 31, 2002
         - Unaudited Statements of Changes in Shareholders Deficit/Net Liabilities - Nine Months Ended December 31, 2003 and December 31, 2002
         - Unaudited Condensed Statements of Cashflows - Nine Months Ended December 31, 2003 and December 31, 2002
         - Notes to the Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15

         - Introduction
         - Results of Operations - Three Months Ended December 31,
           2003 compared with Three Months Ended December 31, 2002
         - Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from October 9, 2003 to
           January 15, 2004

Item 3.  Quantitative and Qualitative Disclosures about Market Risks     53

Item 4.  Controls and Procedures                                         57

Part II. Other Information

Item 1.  Legal Proceedings                                               58

Item 2.  Changes in Securities and use of Proceeds                       59

Item 3.  Defaults Upon Senior Securities                                 59

Item 4.  Submission of Matters to a Vote of Security Holders             59

Item 6.  Exhibits and Reports on Form 8-K                                59

Signatures

Appendix 1    Portfolio Information as at December 31, 2003

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                                                              AIRPLANES GROUP

                                                       UNAUDITED CONDENSED BALANCE SHEETS


                                                 March 31,                                December 31,
                                     ----------------------------------  -----------------------------------
                                                   2003                                2003
                                     ----------------------------------  -----------------------------------
                                     Airplanes   Airplanes               Airplanes   Airplanes
                                      Limited      Trust      Combined    Limited     Trust      Combined
                                     ----------  ----------  ----------------------  ---------  ------------
                                                 ($millions)                         ($millions)
ASSETS

Cash                                       135           6         141          89          6            95
Accounts receivable
    Trade receivables                       30           7          37          25          4            29
    Allowance for doubtful debts           (14)         (6)        (20)        (15)        (3)          (18)
Amounts due from Airplanes Limited           -          58          58           -         49            49
Net investment in capital and sales
     type leases                             3           -           3           2          -             2
Aircraft, Held for Use                   1,944         111       2,055       1,531         73         1,604
Aircraft, Held for Sale                      -           -           -           3          -             3
Other assets                                 1           -           1           2          -             2
                                     ---------  ----------  ----------  ----------  ---------  ------------
Total assets                             2,099         176       2,275       1,637        129         1,766
                                     =========  ==========  ==========  ==========  =========  ============

LIABILITIES

Accrued expenses and other liabilities   2,003         193       2,196       2,447        238         2,685
Amounts due to Airplanes Trust              58           -          58          49          -            49
Indebtedness                             2,924         285       3,209       2,859        278         3,137
Provision for maintenance                  262          13         275         276         13           289
Deferred income taxes                       13          18          31           -         15            15
                                     ---------  ----------  ----------  ----------  ---------  ------------
Total liabilities                        5,260         509       5,769       5,631        544         6,175
                                     ---------  ----------  ----------  ----------  ---------  ------------
Common Stock, $1 par value per share,
Authorised 10,000 shares; issued and
outstanding 30 shares.                       -           -           -           -          -             -
                                     ---------  ----------  ----------  ----------  ---------  ------------
Net liabilities                         (3,161)       (333)     (3,494)     (3,994)      (415)       (4,409)
                                     ---------  ----------  ----------  ----------  ---------  ------------
                                     ---------  ----------  ----------  ----------  ---------  ------------
                                         2,099         176       2,275       1,637        129         1,766
                                     =========  ==========  ==========  ==========  =========  ============


               The accompanying notes are an integral part of the unaudited condensed financial statements


                                                    AIRPLANES GROUP

                                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                               Three Months Ended December 31,
                                ----------------------------------------------------------------
                                             2002                            2003
                                ------------------------------  --------------------------------
                                Airplanes  Airplanes            Airplanes  Airplanes
                                Limited     Trust     Combined  Limited     Trust     Combined
                                ---------  --------- --------------------  ---------  ----------
                                           ($millions)                     ($millions)

Revenues
Aircraft leasing                      77          4        81         59          3          62
Aircraft sales                         1          -         1          1          -           1

Expenses
Cost of Aircraft sold                  -          -         -         (1)         -          (1)
Impairment Provision                 (74)        (2)      (76)      (100)       (11)       (111)
Depreciation and amortisation        (34)        (2)      (36)       (26)        (2)        (28)
Net interest expense                (167)       (17)     (184)      (198)       (19)       (217)
Bad and doubtful debts                 4          -         4          1          1           2
Other lease costs                    (17)        (1)      (18)       (19)        (2)        (21)
Selling, general and administrative
   expenses                           (9)        (1)      (10)       (12)        (1)        (13)
                                ---------  --------- ---------  ---------  ---------  ----------
Operating loss before
provision for  income taxes         (219)       (19)     (238)      (295)       (31)       (326)

Income tax charge                      -          -         -          -         (1)         (1)

                                ---------  --------- ---------  ---------  ---------  ----------
Net loss                            (219)       (19)     (238)      (295)       (32)       (327)
                                =========  ========= =========  =========  =========  ==========

              The accompanying notes are an integral part of the unaudited condensed financial statements


                                                    AIRPLANES GROUP

                                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                 Nine Months Ended December 31,
                                -----------------------------------------------------------------
                                             2002                            2003
                                -------------------------------  --------------------------------
                                Airplanes  Airplanes             Airplanes  Airplanes
                                 Limited     Trust     Combined    Limited    Trust      Combined
                                ---------  ---------  ---------- ---------  ---------  -----------
                                           ($millions)                     ($millions)
Revenues
Aircraft leasing                     265         18        283       194         10          204
Aircraft sales                         5          -          5         2          -            2

Expenses
Cost of Aircraft sold                 (4)         -         (4)       (3)         -           (3)
Impairment Provision                 (74)        (2)       (76)     (318)       (32)        (350)
Depreciation and amortisation       (101)        (6)      (107)      (88)        (5)         (93)
Net interest expense                (482)       (48)      (530)     (570)       (56)        (626)
Bad and doubtful debts                (2)        (1)        (3)       (1)         -           (1)
Other lease costs                    (58)        (5)       (63)      (63)        (3)         (66)
Selling, general and administrative
   expenses                          (24)        (2)       (26)      (27)        (2)         (29)
                                ---------  ---------  ---------  --------  ---------  -----------
Operating loss before
provision for  income taxes         (475)       (46)      (521)     (874)       (88)        (962)

Income tax benefit                     1          2          3        13          3           16

                                ---------  ---------  ---------  --------  ---------  -----------
Net loss                            (474)       (44)      (518)     (861)       (85)        (946)
                                =========  =========  =========  ========  =========  ===========


   The accompanying notes are an integral part of the unaudited condensed financial statements


                                                            AIRPLANES GROUP

                                    UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                                                       Three Months Ended December 31,
                                    ----------------------------------------------------------------
                                                 2002                            2003
                                    ------------------------------  --------------------------------
                                    Airplanes  Airplanes            Airplanes  Airplanes
                                    Limited     Trust     Combined  Limited     Trust     Combined
                                    ---------  --------- --------------------  --------- -----------
                                               ($millions)                     ($millions)
Loss for the period                     (219)       (19)     (238)      (295)       (32)       (327)

Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges           4          1         5         13          2          15
                                    ---------  --------- ---------  ---------  --------- -----------
Total Comprehensive loss                (215)       (18)     (233)      (282)       (30)       (312)
                                    =========  ========= =========  =========  ========= ===========

       The accompanying notes are an integral part of the unaudited condensed financial statements


                                                           AIRPLANES GROUP

                                   UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                                                     Nine Months Ended December 31,
                                    ----------------------------------------------------------------
                                                2002                            2003
                                    ------------------------------  --------------------------------
                                    Airplanes Airplanes             Airplanes Airplanes
                                    Limited    Trust      Combined  Limited    Trust      Combined
                                    --------- ---------  ---------- ---------- ---------  -----------
                                              ($millions)                     ($millions)
Loss for the period                     (474)      (44)      (518)      (861)      (85)        (946)

Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges         (47)       (4)       (51)        28         3           31

                                    --------- ---------  ---------  --------- ---------  -----------
Total Comprehensive loss                (521)      (48)      (569)      (833)      (82)        (915)
                                    ========= =========  =========  ========= =========  ===========


                  The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                               UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                       Nine Months Ended December 31, 2003 and December 31, 2002

                                          Airplanes Limited                          Airplanes Trust                  Combined
                         ------------------------------------------------  ---------------------------------------  ------------
                         Share    Accumulated     Other      Shareholders  Accumulated     Other      Shareholders  Shareholders
                         Capital    Loss      Comprehensive   Deficit       Loss       Comprehensive    Deficit      Deficit/ Net
                                                Loss                                      Loss                       Liabilities
                         ------------------------------------------------  ---------------------------------------  -------------
                       ($millions) ($millions)  ($millions)  ($millions)  ($millions)   ($millions)   ($millions)    ($millions)

Balance at March 31, 2002       -       2,454           33        2,487          270             3           273          2,760

Net loss for the period         -         474            -          474           44             -            44            518

Other Comprehensive
   Loss / (Gain)                -           -           47           47            -             4             4             51
                           ------  ----------  -----------    ---------   ----------    ----------       -------   ------------
Balance at December 31,
   2002                         -       2,928           80        3,008          314             7           321          3,329
                           ======  ==========  ===========    =========   ==========    ==========       =======   ============


Balance at March 31, 2003       -       3,090           71        3,161          326             7           333          3,494

Net loss for the period         -         861            -          861           85             -            85            946

Other Comprehensive Loss /
    (Gain)                      -           -          (28)         (28)           -            (3)           (3)           (31)
                            ------ ---------- -----------     ---------   ----------    ----------       -------   ------------
Balance at December 31,
   2003                         -       3,951           43        3,994          411             4           415          4,409
                           ======  ==========  ===========    =========   ==========    ==========       =======  ============

                    The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                     AIRPLANES GROUP

                                                       UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS



                                                            Nine Months Ended December 31,
                                          ---------------------------------------------------------------
                                                       2002                            2003
                                          ------------------------------  -------------------------------
                                          Airplanes  Airplanes            Airplanes  Airplanes
                                          Limited     Trust     Combined  Limited     Trust     Combined
                                          ---------  ---------  --------- ---------  ---------  ---------
                                                     ($millions)                     ($millions)
Cash flows from operating activities
Net loss                                      (474)       (44)     (518)      (861)       (85)      (946)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                   101          6       107         88          5         93
Impairment Charge                               74          2        76        318         32        350
Aircraft maintenance, net                       17          3        20         16          2         18
Loss on disposal of aircraft                    (1)         -        (1)         1          -          1
Deferred income taxes                           (1)        (2)       (3)       (13)        (3)       (16)
Provision for bad debts                          2          1         3          1          -          1
Accrued and deferred interest expense          361         36       397        473         47        520

Changes in operating assets & liabilities:
Accounts receivable                              1         (1)        -          5          -          5
Intercompany account movements                  (4)         4         -         (8)         8          -
Other accruals and liabilities                  (1)        (2)       (3)         1          -          1
Other assets                                     -          4         4         (1)         1          -
                                         ---------  ---------  --------  ---------  ---------  ---------
Net cash provided by operating activities       75          7        82         20          7         27
                                         =========  =========  ========  =========  =========  =========

Cash flows from investing activities
Purchase/Sale of aircraft                        3          -         3          -          -          -
Capital and sales type leases                    2          -         2          1          -          1

Net cash provided by                     ---------  ---------  --------  ---------  ---------  ---------
investing activities                             5          -         5          1          -          1
                                         =========  =========  ========  =========  =========  =========

Cash flows from financing activities
Repayment of indebtedness                      (82)        (7)      (89)       (67)        (7)       (74)

                                         ---------  ---------  --------  ---------  ---------  ---------
Net cash used in financing activities          (82)        (7)      (89)       (67)        (7)       (74)
                                         =========  =========  ========  =========  =========  =========

Net increase / (decrease) in cash               (2)         -        (2)       (46)         -        (46)

Cash at beginning of period                    136          6       142        135          6        141
                                         ---------  ---------  --------  ---------  ---------  ---------

Cash at end of period                          134          6       140         89          6         95
                                         =========  =========  ========  =========  =========  =========

Cash paid in respect of:
Interest                                       124         12       136         99          9        108
                                         =========  =========  ========  =========  =========  =========

                 The accompanying notes are an integral part of the unaudited condensed financial statements

                                Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.   Basis of Preparation

The accompanying unaudited condensed financial statements of Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group") and the combined unaudited condensed balance sheets, statements of operations, statements of comprehensive income/(loss), statement of changes in shareholders deficit/net liabilities and statements of cashflows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 2003 and for the three month period ended December 31, 2003. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass-through Trust.

Recent Events

As discussed in greater detail in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", in the three month period to December 31, 2003 we have continued to suffer from a difficult business environment. During the past three years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the war in Iraq, continued threat of terrorist attacks and the outbreak, in early 2003, of Severe Acute Respiratory Syndrome ("SARS") have adversely impacted the commercial aviation industry.

Our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the base case assumptions in our offering memorandum dated March 15, 2001 (the "2001 Base Case"), the reasons for which are discussed in "Item 2. Management's Discussions and Analysis of Financial

Condition and Results of Operations - Recent Developments." To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. Due to the fact that the appraised value of our fleet has declined more rapidly than was assumed in the 2001 Base Case, we have been required to make additional payments on the class A notes (class A principal adjustment amounts) to the extent of available cashflows in order to meet certain loan to current appraised value ratios. As a result of earlier payments of class A principal adjustment amounts, we remained ahead of the required class A minimum principal payment schedule. However, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the payment date on August 15, 2003 we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Insufficient cashflows also resulted in a partial depletion of the "Second Collection Account Top-up" beginning on the May 15, 2003 payment date. The recommencement of class A minimum principal payments resulted in accelerated depletion of the "Second Collection Account Top-up" beginning on the August 15, 2003 payment date and our cashflows were insufficient to allocate any funds to the "Second Collection Account Top-up" beginning on the December 15, 2003 payment date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on that payment date and minimum principal arrears on the class A notes were $1.0 million following the January 15, 2004 payment date. We have continued to pay interest on the class A notes in full. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Scheduled principal payments on the class C and D notes continue to be deferred.

We may not be able to resume making payments of interest or principal on the class B, C and D notes. Given our failure to pay interest when due on these notes beginning on the December 15, 2003 payment date, interest has begun to accrue on the unpaid interest in accordance with the terms of the notes and will continue to accrue until all interest arrears are paid in full. Since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cashflows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. The minimum principal arrears on the class A notes on each payment date have been and will continue to be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash was available at any subsequent time to make payments ranking below class A minimum principal, cashflows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cashflows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished.

If we were able to resume making payments on the class B, C and D notes, payments would be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cashflows. The more junior the class of notes is in the order of priority, the greater the risk that we would be unable to make further payments on that class of notes. Our failure to make payments on a class of notes results in failure to make payments on the corresponding class of certificates.

As a result of the continued significant downturn in the aviation market, there has been a decline of 15.21% in the appraised value of our fleet in the year to January 31, 2004, being $176 million greater than the decline assumed in setting the payment schedules on our notes (see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Actual Cashflows versus the 2001 Base Case"). This has resulted in an increase in the arrears of class A principal adjustment amount at February 17, 2004 from $343.5 million to $451.2 million. However, payments of minimum principal on the class A notes, as discussed above, are not affected by the annual appraisals.

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

To retain flexibility in light of the changed circumstances, we amended certain provisions of the indentures to permit us to sell aircraft, engines or parts pursuant to any Aircraft Agreement (as defined in the indentures) without a minimum sales price, without limitation on the value of aircraft that can be sold annually or in the aggregate and without any requirements that after any sale, the portfolio meets any lessee, country or regional limitations so long as the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable, have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met.

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value. Impairments are measured by the excess of carrying value over fair value. For certain aircraft the estimated discounted future cashflows were lower than the corresponding independent appraised values. The appraised values were determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". Since this assumption may not be appropriate in the current market environment, in respect of each aircraft estimated discounted cash flows were determined as a more accurate indication of fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, a SFAS 144 assessment resulted in the requirement for an impairment provision of $111 million (Airplanes Limited: $100 million; Airplanes Trust: $11 million) in the three month period ended December 31, 2003.

We currently have two aircraft subject to Letter of Intent for sale for $3 million, and the sale is expected to close in the next quarter. Therefore we have classified these aircraft as "Aircraft, Held for Sale" and they are stated at Net Realisable Value.

There was a tax benefit in the nine months ended December 31, 2003 of $16 million which arose principally from a release of deferred tax provisions deemed unnecessary due to losses forward and forecasted losses.

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

Indebtedness at December 31, 2003 represents the aggregate of the outstanding class A to D notes and class E notes as set out in more detail in "Item 3. Quantitative and Qualitative Disclosures about Market Risks" (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

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


The accompanying unaudited condensed interim financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 14) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of this Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cashflows, you should refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2003 previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At December 31, 2003, we owned 174 aircraft, 155 of which were on lease to 59 lessees in 33 countries.

On March 28, 1996, we established eight separate pass-through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass-through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to debis AirFinance Ireland plc (then known as GPA Group plc) to acquire a portfolio of 229 aircraft from debis AirFinance Ireland and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass-through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, GE Capital acquired a majority of the class E notes from debis AirFinance Ireland (then known as AerFi Group) and its subsidiaries. On that date, a subsidiary of debis AirFinance Ireland also granted GE Capital an option to acquire the residual interest in Airplanes Trust. The subclass A-5 certificates were fully repaid as of May 15, 1998.

We established a new pass-through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates.

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

Recent Developments

Overview

In the three month period to December 31, 2003, we have continued to suffer from a difficult business environment. During the past three years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. Global economic conditions, exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the war in Iraq, the continued threat of terrorist attacks and the outbreak, in early 2003, of SARS have adversely impacted the commercial aviation industry.

As previously reported, the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a continued decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers, including two US majors (United Airlines and US Airways) and also two of our lessees (one Canadian and one Colombian), have filed for bankruptcy, while others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced decreasing revenues resulting from increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, and a decline in sales prices for our aircraft. We have had to restructure a large number of leases, resulting in rental reductions, rental holidays, rental deferrals and the early return of aircraft. In addition, we currently expect new Airworthiness Directives ("ADs") to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Compliance with Governmental and Technical Regulation" below.

Performance

For the reasons outlined above we have not been able to meet either the base case assumptions in our original prospectus dated March 28, 1996 (the "1996 Base Case") or the 2001 Base Case assumptions. In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which were inadequate to pay minimum principal on the class A notes in full or to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date.

Specifically, as a result of the greater than expected decline in the appraised value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent of available cashflows in order to maintain certain loan to current appraised value ratios. We had sufficient cashflows to pay class A principal adjustment amount in April and May 1998 and from February 1999 to April 2003. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes. As a result of the continued significant downturn in the aviation market, there has been a decline of 15.21% in the appraised value of our fleet in the year to January 31, 2004, being $176 million greater than the decline assumed in setting the payment schedules on our notes (see - Comparison of Actual Cashflows versus the 2001 Base Case). This has resulted in an increase in the arrears of class A principal adjustment amount at February 17, 2004 from $343.5 million to $451.2 million. However, payments of minimum principal on the class A notes, as discussed below, are not affected by the annual appraisals.

Our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the 2001 Base Case, the reasons for which are discussed above. To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. As a result of earlier payments of class A principal adjustment amounts, described above we remained ahead of the required class A minimum principal payment schedule. However, since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the payment date on August 15, 2003 we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Insufficient cashflows also resulted in a partial depletion of the "Second

Collection Account Top-up" beginning on the May 15, 2003 payment date. The recommencement of class A minimum principal payments resulted in accelerated depletion of the "Second Collection Account Top-up" beginning on the August 15, 2003 payment date and our cashflows were insufficient to allocate any funds to the "Second Collection Account Top-up" beginning on the December 15, 2003 payment date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on that payment date and minimum principal arrears on the class A notes were $1.0 million following the January 15, 2004 payment date. We have continued to pay interest on the class A notes in full. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Scheduled principal payments on the class C and D notes continue to be deferred.

We may not be able to resume making payments of interest or principal on the class B, C and D notes. Given our failure to pay interest when due on these notes beginning on the December 15, 2003 payment date, interest has begun to accrue on the unpaid interest in accordance with the terms of the notes and will continue to accrue until all interest arrears are paid in full. Since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cashflows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. The minimum principal arrears on the class A notes on each payment date have been and will continue to be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash was available at any subsequent time to make payments ranking below class A minimum principal, cashflows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cashflows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished.

If we were able to resume making payments on the class B, C and D notes, payments would be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cashflows. The more junior the class of notes is in the order of priority, the greater the risk that we would be unable to make further payments on that class of notes. Our failure to make payments on a class of notes results in failure to make payments on the corresponding class of certificates.

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

Set out in the table below are the current ratings of our certificates:-

                    Outstanding
                    Principal
                    Balance as
                    at January 15,                                Moody's (S&P
Certificate         2004                S & P        Fitch        equivalent)
-----------         ----                -----        -----        -----------
Subclass A-6        $114.9m             AA-          BBB-         A2 (A)
Subclass A-8        $700.0m             A            BB           Baa3 (BBB-)
Subclass A-9        $750.0m             BBB-         BB           Ba2 (BB)
Class B             $226.8m             D            CCC          Caa2 (CCC)
Class C             $349.8m             D            CCC          Caa3 (CCC-)
Class D             $395.1m             D            CC           Ca (CC)

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

Commercial Opportunities for Certain Types of our Aircraft

The market for certain aircraft models is currently very weak and is expected to remain so. For example, we had leased three MD-11 aircraft, representing 5.79% of our fleet by appraised value as of January 31, 2004, to a Latin American lessee. The leases were due to expire between March and December 2004. However, due to difficult trading conditions for the lessee, which was in arrears, it was agreed with the lessee that the aircraft would be returned in 2003, and all three of these aircraft were returned. We are examining all possibilities in respect of the remarketing of the MD-11 aircraft, including the possibility of selling the aircraft or of converting them to freighter aircraft. Likewise, we are examining all opportunities for our DC8-71F aircraft, some of which are currently non revenue-earning. The current market value of both aircraft types is significantly below their appraised values.

Aircraft Sales

Prior to the successful completion of the consent solicitation as outlined below, our indentures restricted our ability to sell aircraft. Sales of an aircraft were generally permitted only if the sales proceeds were at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price"). Where note target price could not be achieved, sales were subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the initial appraised value - the appraised value of the aircraft upon its original acquisition in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes due to the factors discussed in "Recent Developments", it was increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price would have further declined as we fall further behind our 2001 Base Case assumptions as to our principal repayments. As we had already utilized the current fiscal year's $50 million limit, and as some aircraft such as the MD-11s have initial appraised values in excess of $50 million, it was becoming more likely that this indenture restriction would present a real impediment to the ability of the servicer to maximize cash flow from the portfolio. For example, it may be in our best economic interests to sell a specific aircraft at a price below note target price if a suitable opportunity becomes available rather than lease it or have it non-revenue earning and requiring outlay for storage, maintenance and insurance, yet the indentures previously prohibited this. We currently have two aircraft subject to Letter of Intent for sale, and the sale is expected to close in the next quarter. Therefore we have classified these aircraft as "Aircraft, Held for Sale" and they are stated at Net Realisable Value.

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

We believe the first amendment will allow us to generate some additional cashflows in circumstances where we determine that it is in our best economic interest to sell an aircraft. The constraints imposed by the indentures prior to their amendment, as discussed above, restricted, or in some cases, prevented us from selling aircraft.

We have identified at least thirty six aircraft (nine DC8-71Fs, twelve B737-200As, five DC9-32s, three MD-11s and seven other aircraft) which are potential candidates for sale, having little to no re-lease prospects and which require expenditure for storage, maintenance and insurance.

The second proposed amendment allows us to retain flexibility that may reduce the cost of pursuing our hedging policy. We pursue a hedging policy, which is approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust and the rating agencies, to manage our interest rate risk, as described more fully in "Item 3. Quantitative and Qualitative Disclosure about Market Risks" below. The indentures required that any swap counterparty (or guarantor thereof) at the time of entry into a swap transaction have minimum ratings. These minimum ratings were previously an A-1+ short-term unsecured debt rating by Standard & Poor's and an A1 long-term unsecured debt rating by Moody's. Since these minimum ratings were set, the unsecured debt of many financial institutions, including some which are existing swap counterparties, has been downgraded to below these levels. Each class and sub-class of our certificates has also been downgraded by the rating agencies, in some cases significantly, see "Performance" above. Because the number of eligible counterparties with the requisite ratings has declined it is now proving difficult to find counterparties with these ratings willing to enter into swaps with us and it was likely to be more expensive to enter into swaps if the pool of eligible counterparties diminished further. Although swap counterparty credit risk is reduced by entering into swaps only with counterparties that have the highest ratings, and reducing this rating requirement could increase swap counterparty credit risk, this amendment is consistent with the original rationale for the required counterparty ratings, namely to ensure that the swaps did not impose credit risk greater than the credit risk on the most senior certificates, initially rated AA, but currently rated between AA- and BBB-.

Amendment to Concentration Limits

The type and age of aircraft in our portfolio means that the markets for many of our aircraft are more likely to be in the developing markets. The indentures contain concentration limits including with respect to the country or region where lessees are based. We have recently sought and received rating agency approval for three additional leases to African operators which, in the absence of such approval, would have resulted in a breach of the approved concentration limit for Africa of 5% by appraised value. One of these additional aircraft has been delivered in the three months ended December 31, 2003, a second aircraft is currently expected to be delivered in April 2004 and the lease of the third aircraft is not now expected to proceed. Assuming the second aircraft is delivered this would raise the total exposure in Africa to 7.04% by appraised value as of January 31, 2004.

Remarketing

At December 31, 2003, we had 53 aircraft scheduled to be remarketed before December 31, 2004. These comprise 4 B737-200As, 1 B737-300, 4 B737-400s, 2
B737-500s, 5 DHC8s, 8 MD-83s, 1 MD-87, 3 MD-11s, 13 DC8s, 1 A300, 2 A320s, 5
DC9s, 3 ATR42s and 1 B757-200. Furthermore, in light of negotiations with certain lessees, we may also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates currently applicable.

The Lessees:

Europe

At December 31, 2003 we leased 50 aircraft which represented 35.93% of our portfolio by appraised value at January 31, 2004 to operators in Europe.

At December 31, 2003 a Turkish lessee of one A300 aircraft was in arrears. Default notices have been issued by the servicer and discussions continue regarding the payment of arrears.

As of December 31, 2003, the servicer has agreed a restructuring with a Spanish lessee, representing 3.11% of our portfolio by appraised value at January 31, 2004, which resulted in reduced rentals in return for lease extensions.

North America

At December 31, 2003 we leased 20 aircraft representing 12.79% of our portfolio by appraised value as of January 31, 2004, to operators in North America.

At December 31, 2003, we leased six aircraft, representing 6.27% of our portfolio by appraised value as of January 31, 2004 to one Canadian lessee. The lessee, which is still under the protection of the Companies Creditors Arrangement Act (Canada), resumed making payments in July 2003 and continues to do so. The servicer has agreed a restructuring of the leases resulting in a reduction in lease rentals. The court has approved the entry by the lessee into this restructuring.

In the three month period ended December 31, 2003 a lessee of one aircraft representing 0.79% of our portfolio by appraised value as of January 31, 2004 has been experiencing trading difficulties and has concluded discussions with the servicer regarding a restructuring of the lease terms resulting in a lease extension and rental reduction. Given the continuing financial instability of the lessee's parent company which filed for Chapter 11 bankruptcy protection on January 30, 2004 , this account continues to be closely monitored by the servicer. The lessee has continued to make payments in accordance with its lease agreement.

During the year ended March 31, 2003, the servicer lodged a claim with the courts in connection with the receivables balance from a U.S. former lessee of two B737-200A aircraft, representing 0.23% of our portfolio by appraised value at January 31, 2004.

On August 11, 2002 one former lessee of one aircraft representing 0.16% of our portfolio by appraised value as of January 31, 2004 filed for protection from its creditors. The aircraft was subsequently redelivered and the servicer filed a claim with the courts during the year ended March 31, 2003 for all amounts due.

Latin America

At December 31, 2003, lessees of 45 aircraft with respect to 16.62% of our portfolio by appraised value as of January 31, 2004 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets which may cause further difficulties for our lessees.

A former Brazilian lessee of three MD-11 aircraft, representing 5.79% of our portfolio by appraised value as of January 31, 2004, is currently in arrears, due to trading difficulties. The servicer, following discussions with the lessee agreed to the early return of the aircraft during 2003. All aircraft have been returned. The servicer is in discussions with the lessee regarding all outstanding amounts.

A second Brazilian lessee of eight F-100 aircraft representing 2.62% of our portfolio by appraised value as of January 31, 2004, has signed a restructuring agreement, which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has grounded some of its F-100 fleet but has to date continued to meet its obligations to us.

At December 31, 2003, a former Brazilian lessee of three B737-500 aircraft, representing 2.15% of our portfolio by appraised value at January 31, 2004 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003, and is currently pursuing all outstanding amounts.

At December 31, 2003, we leased ten aircraft, representing 6.59% of our portfolio by appraised value at January 31, 2004 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At December 31, 2003, we leased six aircraft (included in the 10 aircraft mentioned in the preceding paragraph) to one Colombian lessee, representing 5.13% of our portfolio by appraised value at January 31, 2004. The lessee is currently in arrears and the servicer had previously agreed to a 50% deferral of rentals for three months to be repaid over six months from January 2003. The lessee, which is still under chapter 11 bankruptcy protection in the U.S., recommenced making payments in May 2003 and continues to pay. However, the lessee is currently in discussions with the servicer regarding further lease restructuring with rental reductions combined with lease extensions being a potential outcome.

At December 31, 2003, an Antiguan lessee of five aircraft representing 0.82% of our portfolio by appraised value as of January 31, 2004 had agreed with the servicer to a restructuring, in which the lessee would pay its arrears over a 24 month period.

Asia and the Far East

As at December 31, 2003, we leased 30 aircraft representing 15.93% of our portfolio by appraised value as of January 31, 2004 to 13 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region. However, a decline in tourism in this area may adversely affect demand for aircraft in the region.

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

Other

At December 31, 2003 we leased 6 aircraft representing 6.18% of our portfolio by appraised value at January 31, 2004 to lessees in Africa and 1 aircraft representing 0.17% of our portfolio by appraised value as of January 31, 2004 to a lessee in Australia.

We also leased 3 aircraft representing 2.30% of our portfolio by appraised value as of January 31, 2004 to a lessee in a country not covered by the regions already discussed.

Compliance with Governmental and Technical Regulation

In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 2.82% of our portfolio by appraised value as of January 31, 2004 did not meet the Stage 3 requirements as of March 31, 2003, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

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

One requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For the majority of our aircraft, installation of GPWS will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At December 31, 2003, 29 aircraft representing 19.42% of the portfolio by appraised value as of January 31, 2004, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $13.0 million. To date, we have completed the modification of fourteen aircraft at a cost of $6.3 million. We expect to complete the modification of a further five aircraft by March 31, 2004 at an estimated cost of approximately $2.0 million and to modify the remaining ten aircraft by June 30, 2005 at an estimated cost of $4.7 million.

The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 58 Boeing 737 aircraft, representing 35.09% of our portfolio by appraised value at January 31, 2004, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

In early 2004 Boeing has discovered cracks at the lap joint areas on a number of

B737-200/300/400/500 aircraft which were caused by scribe marks from sharp instruments used in paint, sealant and de-cal removal. The initial reaction from Boeing has been to require repetitive inspections of this area every 500 flight hours, however it is expected that once investigation develops a major modification may be required to these aircraft types.

The FAA has issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. The majority of the cost of these modifications is expected to be covered by the manufacturer, with the operators only being responsible for the labour costs of the modifications, estimated at $20,000 per aircraft and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our 58 Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

In light of the events of September 11, 2001, the FAA issued Special Federal Aviation Regulation Amendments mandating the installation of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit. Other aviation authorities subsequently mandated similar requirements. All of our aircraft which are on lease and subject to these requirements, either have been, or are expected to be modified in accordance with the relevant requirements. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft have been modified by the lessee with no cost to us. However, such requirements may increase remarketing costs for aircraft currently off lease or which are returned to us over the next twelve months.

Results of Operations - Three Months Ended December 31, 2003 Compared with Three Months Ended December 31, 2002.

Airplanes Group's results for the three months ended December 31, 2003 reflected a continuation of the already apparent difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $17 million in cash from operations in the three months ended December 31, 2003 compared to $16 million in the same period of the previous year. The increase in cash generated from operations in the three month period ended December 31, 2003 is primarily attributable to positive maintenance cashflows offset by a reduction in lease revenues due to an increased level of lease restructurings in the three months ended December 31, 2003 and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended December 31, 2003 of $327 million (Airplanes Limited: $295 million; Airplanes Trust: $32 million) compared to a net loss after taxation for the three months ended December 31, 2002 of $238 million (Airplanes Limited: $219 million; Airplanes Trust: $19 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $22 million to a loss of $36 million for the three months ended December 31, 2003 was primarily attributable to a decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended December 31, 2003 were $62 million (Airplanes Limited: $59 million; Airplanes Trust: $3 million) compared with $81 million (Airplanes Limited: $77 million; Airplanes Trust: $4 million) for the three months ended December 31, 2002. The decrease in 2003 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended December 31, 2003 and to the reduction in the number of aircraft on lease in the period ended December 31, 2003 as a consequence of aircraft sales in previous periods. At December 31, 2003, we had 155 of our 174 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) compared to 162 of our 182 aircraft on lease (Airplanes Limited: 153 aircraft; Airplanes Trust:
9 aircraft) at December 31, 2002.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value. For certain aircraft the estimated discounted future cashflows were lower than the corresponding independent appraised values. The appraised values were determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". Since this assumption Impairments are measured by the excess of carrying value over fair value. Since this assumption may not be appropriate in the current market environment, in respect of each aircraft estimated discounted cash flows were determined as a more accurate indication of fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, as outlined above, a SFAS 144 assessment resulted in the requirement for an impairment provision of $111 million (Airplanes Limited:
$100 million; Airplanes Trust: $11 million) in the three month period ended December 31, 2003.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 2003 amounted to $28 million (Airplanes Limited: $26 million; Airplanes
Trust: $2 million) as compared with $36 million (Airplanes Limited: $34 million; Airplanes Trust: $2 million) for the three months ended December 31, 2002. The reduction in the charge in the three month period ended December 31, 2003 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003, the quarter ended September 30, 2003 and to a lesser extent, aircraft sales in previous periods.

Net Interest Expense

Net interest expense was $217 million (Airplanes Limited: $198 million; Airplanes Trust: $19 million), of which $37 million related to interest on the class A to D notes and swaps and $180 million related to interest on the class E notes, in the three month period ended December 31, 2003 compared to $184 million (Airplanes Limited: $167 million; Airplanes Trust: $17 million), of which $44 million related to interest on the class A to D notes and swaps and $140 million related to interest on the class E notes, in the three month period ended December 31, 2002. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $40 million, partially offset by lower average debt and interest rates in the three months ended December 31, 2003.

The weighted average interest rate on the class A to D notes during the three months ended December 31, 2003 was 5.87% and the average debt in respect of the class A to D notes outstanding during the period was $2,574 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the three months to December 31, 2002 was 6.73% and the average debt in respect of the class A to D notes outstanding during the period was $2,652 million.

The difference for the three months ended December 31, 2003 in Airplanes Group's net interest expense of $217 million (Airplanes Limited: $198 million; Airplanes Trust: $19 million) and cash paid in respect of interest of $30 million (Airplanes

Limited: $28 million; Airplanes Trust: $2 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 2003, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $1 million in the three months ended December 31, 2002 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $2 million (Airplanes Limited: $1 million; Airplanes Trust: $1 million) in respect of bad and doubtful debts in the three months ended December 31, 2003 compared with a net release of provisions of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) for the three months ended December 31, 2002.

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended December 31, 2003 amounted to $21 million (Airplanes Limited: $19 million; Airplanes Trust: $2 million) compared with other lease costs of $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) in the three months ended December 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended December 31, 2003 amounted to $13 million (Airplanes Limited: $12 million; Airplanes Trust: $1 million) as compared to the expense that was incurred in the three months ended December 31, 2002 of $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended December 31, 2003 and the three months ended December 31, 2002 include $6 million (Airplanes
Limited: $6 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended December 31, 2003 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $2 million (Airplanes Limited: $2 million; Airplanes Trust $Nil) for the three month period ended December 31, 2002.

Operating Loss

The operating loss for the three months ended December 31, 2003 was $326 million (Airplanes Limited: $295 million; Airplanes Trust: $31 million) compared with an operating loss of $238 million for the three months ended December 31, 2002 (Airplanes Limited: $219 million; Airplanes Trust: $19 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $1 million (Airplanes Limited: $Nil; Airplanes Trust:
$1 million) in the three months ended December 31, 2003, as compared with no tax benefit/provision for the three months ended December 31, 2002.

Net Loss

The net loss after taxation for the three months ended December 31, 2003 was $327 million (Airplanes Limited: $295 million; Airplanes Trust: $32 million) compared with a net loss after taxation for the three months ended December 31, 2002 of $238 million (Airplanes Limited: $219 million; Airplanes Trust: $19 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

Liquidity

Cash balances at December 31, 2003 amounted to $95 million (Airplanes Limited:
$89 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2002 of $140 million (Airplanes Limited: $134 million; Airplanes Trust: $6 million). The principal reason for the reduction in cash balances is due to the depletion of the "Second Collection Account Top-up" following the recommencement of payment of class A minimum principal in August 2003.

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 2003 amounted to $17 million (Airplanes Limited: $13 million; Airplanes
Trust: $4 million) compared with $16 million in the three months ended December 31, 2002 (Airplanes Limited: $15 million; Airplanes Trust: $1 million). This includes cash paid in respect of interest of $30 million in the three months ended December 31, 2003 (Airplanes Limited: $28 million; Airplanes Trust: $2 million) compared with $44 million in the three months ended December 31, 2002 (Airplanes Limited: $40 million; Airplanes Trust: $4 million). The increase in cash provided by operating activities in the three month period ended December 31, 2003 is primarily attributable to positive maintenance cashflows, offset by a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cashflows provided by investing activities in the three months ended December 31, 2003 were $1 million (Airplanes Limited: $1 million; Airplanes Trust:
$Nil). This includes proceeds of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) from the sale of one Metro III aircraft and one A300 aircraft. In the three months ended December 31, 2002, cashflows provided by investing activities included the receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one B737-200A aircraft.

Cashflows used in financing activities in the three months ended December 31, 2003 primarily reflect the repayment of $30 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $27 million; Airplanes Trust: $3 million) compared with $18 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $17 million; Airplanes Trust: $1 million) in the three months ended December 31, 2002.

The increase in principal repayments is principally as a result of the depletion of the "Second Collection Account Top-up" following the recommencement of payment of class A minimum principal on the August 2003 payment date.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,144 million (Airplanes Limited: $2,861 million; Airplanes Trust: $283 million) at December 31, 2003 and $3,237 million (Airplanes Limited: $2,946 million; Airplanes Trust: $291 million) at December 31, 2002. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,553 million (Airplanes Limited: $2,323 million; Airplanes Trust: $230 million) at December 31, 2003 and $2,646 million (Airplanes Limited: $2,408 million; Airplanes
Trust: $238 million) at December 31, 2002. Airplanes Group had $591 million class E notes outstanding at December 31, 2003 and December 31, 2002.

Airplanes Group was due to refinance the subclass A-8 certificates and notes on March 15, 2003. Given market conditions and the impact these conditions have had on our performance as compared to the 2001 Base Case, a refinancing at that time was not economically viable. Step-up interest has therefore accrued on the subclass A-8 certificates and notes since March 15, 2003. However, due to insufficient cashflows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid.

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

Results of Operations - Nine Months Ended December 31, 2003 Compared with Nine Months Ended December 31, 2002.

Airplanes Group's results for the nine months ended December 31, 2003 reflected a continuation of the difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $27 million in cash from operations in the nine months ended December 31, 2003 compared to $82 million in the same period of the previous year. The decrease in cash generated from operations in the nine month period ended December 31, 2003 is primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings, smaller positive maintenance cashflows, a one time receipt of $18.5 million from one lessee in compensation for the early redelivery of three DC8 aircraft received in the nine months ended December 31, 2002 and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the nine months ended December 31, 2003 of $946 million (Airplanes Limited: $861 million; Airplanes
Trust: $85 million) compared to a net loss after taxation for the nine months ended December 31, 2002 of $518 million (Airplanes Limited: $474 million; Airplanes Trust: $44 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $47 million to a loss of $87 million for the nine months ended December 31, 2003 was primarily attributable to a decrease in lease revenues as discussed below and reduced interest expense.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the nine months ended December 31, 2003 were $204 million (Airplanes Limited: $194 million; Airplanes Trust: $10 million) compared with $283 million (Airplanes Limited: $265 million; Airplanes Trust:
$18 million) for the nine months ended December 31, 2002. The decrease in 2003 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the nine months ended December 31, 2003 and to the reduction in the number of aircraft on lease in the period ended December 31, 2003 as a consequence of aircraft sales in previous periods. At December 31, 2003, we had 155 of our 174 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) compared to 162 of our 182 aircraft on lease (Airplanes Limited: 153 aircraft; Airplanes Trust:
9 aircraft) at December 31, 2002.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value. Impairments are measured by the excess of carrying value over fair value. For certain aircraft the estimated discounted future cashflows were lower than the corresponding independent appraised values. The appraised values were determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". Since this assumption may not be appropriate in the current market environment, in respect of each aircraft estimated discounted cash flows were determined as a more accurate indication of fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, as outlined above, a SFAS 144 assessment resulted in the requirement for an impairment provision of $350 million (Airplanes Limited:
$318 million; Airplanes Trust: $32 million) in the nine month period ended December 31, 2003.

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 2003 amounted to $93 million (Airplanes Limited: $88 million; Airplanes
Trust: $5 million) as compared with $107 million (Airplanes Limited: $101 million; Airplanes Trust: $6 million) for the nine months ended December 31, 2002. The reduction in the charge in the nine month period ended December 31, 2003 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003, the quarter ended September 30, 2003 and to a lesser extent, aircraft sales in previous periods.

Aircraft Sales

Sales proceeds of $2 million (Airplanes Limited: $2 million, Airplanes Trust:
$Nil) in respect of the sale of one DC9-51 one A300 and three Metro III aircraft were received in the nine month period ended December 31, 2003. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million, Airplanes Trust: $Nil). Aircraft sales proceeds of $5 million (Airplanes Limited: $5 million, Airplanes Trust: $Nil) in respect of the sale of two B737-200A aircraft and two DC9-51 aircraft were received in the nine month period ended December 31, 2002. The net book value of the aircraft sold was $4 million (Airplanes Limited: $4 million, Airplanes Trust: $Nil) in the nine month period ended December 31, 2002.

Net Interest Expense

Net interest expense was $626 million (Airplanes Limited: $570 million; Airplanes Trust: $56 million), of which $117 million related to interest on the class A to D notes and swaps and $509 million related to interest on the class E notes, in the nine month period ended December 31, 2003 compared to $530 million (Airplanes Limited: $482 million; Airplanes Trust: $48 million), of which $135 million related to interest on the class A to D notes and swaps and $395 million related to interest on the class E notes, in the nine month period ended December 31, 2002. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $114 million, partially offset by lower average debt and interest rates in the nine months ended December 31, 2003.

The weighted average interest rate on the class A to D notes during the nine months ended December 31, 2003 was 6.06% and the average debt in respect of the class A to D notes outstanding during the period was $2,604 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the nine months to December 31, 2002 was 6.86% and the average debt in respect of the class A to D notes outstanding during the period was $2,686 million.

The difference for the nine months ended December 31, 2003 in Airplanes Group's net interest expense of $626 million (Airplanes Limited: $570 million; Airplanes Trust: $56 million) and cash paid in respect of interest of $108 million (Airplanes Limited: $99 million; Airplanes Trust: $9 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 2003, Airplanes Group earned interest income (including lessee default interest) of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) compared with $2 million in the nine months ended December 31, 2002 (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net provision in respect of bad and doubtful debts in the nine months ended December 31, 2003 of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with a net provision for the nine months ended December 31, 2002 of $3 million (Airplanes Limited: $2 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the nine months ended December 31, 2003 amounted to $66 million (Airplanes Limited: $63 million; Airplanes Trust: $3 million) compared with other lease costs of $63 million (Airplanes Limited: $58 million; Airplanes Trust: $5 million) in the nine months ended December 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended December 31, 2003 amounted to $29 million (Airplanes Limited: $27 million;

Airplanes Trust: $2 million) as compared to that incurred in the nine months ended December 31, 2002 of $26 million (Airplanes Limited: $24 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the nine months ended December 31, 2003 and the nine months ended December 31, 2002 include $18 million (Airplanes
Limited: $17 million; Airplanes Trust: $1 million) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the nine month period ended December 31, 2003 was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $4 million (Airplanes Limited: $4 million; Airplanes Trust $Nil) for the nine month period ended December 31, 2002.

Operating Loss

The operating loss for the nine months ended December 31, 2003 was $962 million (Airplanes Limited: $874 million; Airplanes Trust: $88 million) compared with an operating loss of $521 million for the nine months ended December 31, 2002 (Airplanes Limited: $475 million; Airplanes Trust: $46 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit in the nine months ended December 31, 2003 of $16 million (Airplanes Limited: $13 million; Airplanes Trust:$3 million). This arose principally from a release of deferred tax provisions deemed unnecessary due to losses forward and forecasted losses. There was a tax benefit of $3 million (Airplanes Limited: $1 million; Airplanes Trust: $2 million) for the nine months ended December 31, 2002.

Net Loss

The net loss after taxation for the nine months ended December 31, 2003 was $946 million (Airplanes Limited: $861 million; Airplanes Trust: $85 million) compared with a net loss after taxation for the nine months ended December 31, 2002 of $518 million (Airplanes Limited: $474 million; Airplanes Trust: $44 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

Liquidity

Cash balances at December 31, 2003 amounted to $95 million (Airplanes Limited:
$89 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2002 of $140 million (Airplanes Limited: $134 million; Airplanes Trust: $6 million). The principal reason for the reduction in cash balances is due to the depletion of the "Second Collection Account Top-up" as a result of the reduction in our cashflows and the recommencement of payment of class A minimum principal in August 2003.

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 2003 amounted to $27 million (Airplanes Limited: $20 million; Airplanes Trust:
$7 million) compared with $82 million in the nine months ended December 31, 2002 (Airplanes Limited: $75 million; Airplanes Trust: $7 million). This includes cash paid in respect of interest of $108 million in the nine months ended December 31, 2003 (Airplanes Limited: $99 million; Airplanes Trust: $9 million) compared with $136 million in the nine months ended December 31, 2002 (Airplanes Limited: $124 million; Airplanes Trust: $12 million). The decrease in cash provided by operating activities in the nine month period ended December 31, 2003 is primarily attributable to a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cashflows provided by investing activities in the nine months ended December 31, 2003 included the receipt of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in relation to the sale of one DC9-51 aircraft, three Metro III aircraft and one A300 aircraft. Cash provided by capital and sales type leases was $1 million (Airplanes Limited: $1 million; Airplanes Trust:
$Nil). In the nine months ended December 31, 2002, cashflows provided by investing activities included the receipt of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) in relation to the sale of two B737-200A aircraft and two DC9-51 aircraft. Cash provided by capital and sales type leases was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Cashflows used in financing activities in the nine months ended December 31, 2003 primarily reflect the repayment of $74 million (Airplanes Limited: $67 million; Airplanes Trust: $7 million) of principal on subclass A-6 notes and class B notes by Airplanes Group compared with $89 million (Airplanes Limited:
$82 million;

Airplanes Trust: $7 million) of principal repaid on subclass A-6 notes and class B notes by Airplanes Group in the nine months ended December 31, 2002.

The decrease in principal repayments is principally as a result of a decrease in cash generated as outlined above. During the nine month period ended December 31, 2003, Airplanes Group recommenced payment of class A minimum principal. This, combined with the decrease in cash generated, resulted in a depletion of the "Second Collection Account Top-up", and following the December 15, 2003 payment date the amount retained at this point in the priority of payments was $nil which was $47.4 million short of the full amount required to be retained at this point if sufficient cashflows were available.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,144 million (Airplanes Limited: $2,861 million; Airplanes Trust: $283 million) at December 31, 2003 and $3,237 million (Airplanes Limited: $2,946 million; Airplanes Trust: $291 million) at December 31, 2002. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,553 million (Airplanes Limited: $2,323 million; Airplanes Trust: $230 million) at December 31, 2003 and $2,646 million (Airplanes Limited: $2,408 million; Airplanes
Trust: $238 million) at December 31, 2002. Airplanes Group had $591 million class E notes outstanding at December 31, 2003 and December 31, 2002.

Airplanes Group was due to refinance the subclass A-8 certificates and notes on March 15, 2003. Given market conditions and the impact these conditions have had on our performance as compared to the 2001 Base Case, a refinancing at that time was not economically viable. Step-up interest has therefore accrued on the subclass A-8 certificates and notes since March 15, 2003. However, due to insufficient cashflows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid.

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

Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from October 9, 2003 to January 15, 2004.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The cashflow information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information must be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Annual Report on Form 10-K for the year ended March 31, 2003 and Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003 which are filed with the Securities and Exchange Commission and available from http://www.sec.gov and "Item 1. Financial Statements (Unaudited)" of this Report on Form 10-Q.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended November 17, 2003, December 15, 2003 and January 15, 2004. The financial data in these reports includes cash receipts from October 9, 2003 (first day of the Calculation Period for the November 2003 Report) up to January 9, 2004 (last day of the Calculation Period for the January 2004 Report). Page 52 presents the cumulative cashflow information from March 2001 to the January 2004 payment date. This report, however, limits its commentary to the Three Month Period.

Since the 2001 Base Case assumptions were developed, global economic conditions, and particularly conditions in the commercial aviation industry, have worsened significantly, particularly since September 11, 2001, as discussed above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments". Accordingly the performance of Airplanes Group has been and we expect it to continue to be worse than the 2001 Base Case, with particular reference to those assumptions relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page 51.

Cash Collections

"Total Cash Collections" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $64.2 million in Total Cash Collections, $34.6 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 50).

[2]  Renegotiated Leases

     "Renegotiated Leases" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $3.6 million, as compared to $Nil assumed in the 2001 Base Case. This related to renegotiations with three Latin American lessees, two North American lessees, two European lessees and two Asian lessees representing 14 aircraft in total on lease to these lessees at December 31, 2003 and 21.84% of our portfolio by appraised value at January 31, 2004 respectively.

     For details of current lessee restructurings please refer to "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $32.4 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three DC9-51 aircraft, one DC9-32 aircraft, one DC8-71F aircraft, two B727-200A aircraft, two B737-200A aircraft, three Metro-III aircraft and one A300-B4-200 aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $1.9 million in lease rentals compared to the 2001 Base Case in the Three Month Period. Lease rentals totaling $0.2 million were received in the Three Month Period in respect of three DC9-32 aircraft which have remained on lease after their assumed sale date in the 2001 Base Case.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Three Month Period, Contracted Lease Rentals were $65.5 million, which was $37.7 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $3.8 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Three Month Period. Net Stress-Related Costs incurred in the Three Month Period amounted to a net cash outflow of $17.0 million (16.5% of Lease Rentals) compared to $6.1 million outflow assumed in the 2001 Base Case, a variance of $10.9 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $1.9 million (1.8% of Lease Rentals) for the Three Month Period as compared to the 2001 Base Case assumption of $1.0 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.1 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Three Month Period.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had twenty-five aircraft AOG at various times during the Three Month Period and at December 31, 2003, nineteen aircraft were AOG, two of which were subject to a letter of intent for sale and one of which was subject to a letter of intent for lease. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $15.3 million (14.8% of Lease Rentals), as compared to $4.3 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

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

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rental amounted to $52.3 million, $44.8 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount ($80 million plus the security deposit amount, subject to available cashflows), in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, Interest Earned amounted to $0.3 million, $1.4 million less than that assumed in the 2001 Base Case. The difference is due to a lower cash balance in the Collection Account as a result of a shortfall in the cash liquidity reserve amount (refer to item 29A below) and a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 1.0% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totaling $0.5 million were received in the Three Month Period in respect of the sale of one A300-B4-200 aircraft. In the 2001 Base Case, aircraft sales proceeds were assumed to be $Nil for the Three Month Period. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $11.1 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $14.6 million compared to $13.5 million assumed in the 2001 Base Case, a negative variance of $1.1 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $5.8 million (or 5.6% of Lease Rentals) compared to $5.2 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     "SG&A Expenses" relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.7 million, as compared to $5.9 million assumed in the 2001 Base Case.

       Aircraft Servicer Fees consist of:
                                                                           $M
                                                                           --
       Retainer Fee........................................................5.7
       Minimum Incentive Fee...............................................0.0
       Core Cashflow/Sales Incentive Fee...................................0.0
                                                                           ---
       Total Aircraft Servicer Fee.........................................5.7
                                                                           ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $2.9 million, $0.5 million higher than an assumed expense of $2.4 million in the 2001 Base Case.

[23A] Other SG&A Expenses

     "Other SG&A Expenses" relate to costs of $0.2 million incurred in the Three Month Period in connection with the consent solicitation for amendments to the indentures, which was not anticipated under the 2001 Base Case.

[29A] Shortfall in Liquidity Reserve

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures, subject to available cashflows, in an amount equal to the sum of:

     -    the maintenance reserve amount ($80 million); and

     -    a security deposit reserve amount.

     Under the priority of payments applicable to Airplanes Group, this cash balance is retained at point (iii) "First Collection Account Top-up" (maintenance reserve amount - $60 million) and at point (x) "Second Collection Account Top-up" (maintenance reserve amount - $20 million plus security deposit reserve amount).

     "Shortfall in Liquidity Reserve" relates to any shortfall in the funds allocated to the "First Collection Account Top-up" and "Second Collection Account Top-up" as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the liquidity reserve amount under the priority of payments applicable to Airplanes Group. Since the May 2003 payment date there has been a depletion of the "Second Collection Account Top-up" and beginning on the December 15, 2003 payment date cashflows have been insufficient to allocate any funds to the "Second Collection Account Top-up". On the January 15, 2004 payment date, there was a shortfall in the liquidity reserve amount of $48.1 million as compared to a shortfall of $31.4 million on the October 15, 2003 payment date, representing an overall increase of $16.7 million in the Shortfall in Liquidity Reserve for the Three Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30] Interest Payments

     In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $12.8 million which is $29.8 million lower than assumed under the 2001 Base Case.

     Interest payments on the floating rate class A notes were $14.8 million lower than assumed under the 2001 Base Case, reflecting a lower than expected level of average interest rates on the floating rate notes, the impact of which was partly offset by a higher principal balance outstanding on these notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Three Month Period was 1.1%. Interest payments on the floating rate class B notes were $3.1 million lower than assumed under the 2001 Base Case as a result of the failure to make any interest payments on these notes on the December 2003 and January 2004 payment dates and the lower than expected level of average interest rates on the floating rate notes. Interest payments on the fixed rate class C and D notes were $4.7 million and $7.2 million lower than assumed under the 2001 Base Case respectively as a result of the failure to make any interest payments on these notes on the December 2003 and January 2004 payment dates. Interest has begun to accrue on the unpaid interest on the class B, C and D notes in accordance with the terms of these notes and will continue to accrue until the arrears of interest are paid in full. Accrued and unpaid interest (including interest accrued on unpaid interest) amounted to $0.7 million, $4.8 million and $7.2 million respectively on the class B, C and D notes following the January 15, 2004 payment date.

     In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

     Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum has begun to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the priority of payments applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cashflows have not been sufficient to allow payment of step-up interest on any of the payment dates since March 2003 and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at January 15, 2004 was $3.0 million.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Three Month Period were $11.1 million higher than the $0.7 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33] Principal Payments

     In the thirty-four month period from March 10, 2001 to January 15, 2004, total principal payments amounted to $382.0 million (comprising $330.5 million on the class A notes and $51.5 million on the class B notes), $124.9 million less than assumed in the 2001 Base Case. The breakdown of the $124.9 million variance is set out on page 52. In the Three Month Period, total principal payments amounted to $44.7 million, (comprising $43.0 million on the class A notes and $1.7 million on the class B notes), $2.7 million higher than assumed in the 2001 Base Case. The breakdown of the $2.7 million variance is set out on page 51.

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,857.0 million at January 15, 2004. Our portfolio is appraised annually and the most recent appraisal prior to the January 15, 2004 payment date was obtained on January 31, 2003 and valued the current portfolio at $2,413.9 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,248.8 million at January 15, 2004.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the thirty-four month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amount on the class A notes ranks ahead of the scheduled principal payments on the class C and D notes, and since available cashflows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the thirty-four month period. Total deferrals of class C and class D scheduled principal amounts amounted to $73.0 million and $45.0 million respectively as of January 15, 2004. The class A principal adjustment amount outstanding was $333.9 million as of January 15, 2004.

     Based on the most recent annual appraisal dated January 31, 2004, the decline in the aircraft valuations in the year to the February 2004 payment date was approximately $176 million more than the decline assumed in the 1996 Base Case. The decline in appraised values in this period has resulted in an increase in the class A principal adjustment amount at the February 17, 2004 payment date from $343.5 million to $451.2 million. However, payment of minimum principal on the class A notes, as discussed below, is not affected by the annual appraisals.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A and B notes in order to maintain certain loan to initial appraised value ratios. As a result of earlier payments of class A principal adjustment amounts, described above, we remained ahead of the required class A minimum principal payment schedule. However, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on the December 15, 2003 payment date and minimum principal arrears on the class A notes were $1.0 million following the January 15, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Minimum principal arrears on the class B notes were $3.7 million as of January 15, 2004.

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

Note                      Report Line Name                 Description
----                      ----------------                 -----------
                          CASH COLLECTIONS
[1]                       Lease Rentals..................  Assumptions as per the 2001 Base Case
[2]                       - Renegotiated Leases..........  Change in contracted rental cash flow caused by a renegotiated lease
[3]                       - Rental Resets................  Re-leasing events where new lease rate deviated from the 2001
                                                           Base Case
[4]                       - Lease Rentals - Aircraft
                            Sales........................  Revenue foregone on aircraft sold prior to their assumed sale date in the 2001 Base Case net of revenue received on aircraft remaining on lease after their assumed sale date in the 2001
                                                           Base Case
[5]  S [1]...[4]          Contracted Lease Rentals.......  Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                       Movement in Current Arrears
                          Balance........................  Current Contracted Lease Rentals not received as at the latest
                                                           Calculation Date, excluding Bad Debts
[7]                       Less Net Stress Related Costs..
[8]                       - Bad Debts....................  Arrears owed by former lessees and deemed irrecoverable
[9]                       - Deferred Arrears Balance.....  Current arrears that have been capitalized and restructured as a
                                                           Note Payable
[10]                      - AOG..........................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                      - Other Leasing Income.........  Includes lease termination payments, rental guarantees and late payments charges
[12]                      - Repossession.................  Legal and technical costs incurred in repossessing aircraft.
[13] S [8]...[12]         Sub-total
[14] [5]+[6]+[13]         Net Lease Rental...............  Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress Related Costs
[15]                      Interest Earned................  Interest earned on monthly cash balances
[16]                      Aircraft Sales.................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                      Net Maintenance................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                      Other Receipts.................  Receipts from GE Capital under the Tax Sharing Agreement
[19] S [14]...[18]        Total Cash Collections.........  Net Lease Rental + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

                          CASH EXPENSES
                          Aircraft Operating Expenses....  All operational costs related to the leasing of aircraft.
[20]                      Releasing and Other Overheads..  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                          SG&A Expenses
[21]                      Aircraft Servicer Fees.........  Monthly and annual fees paid to servicer
                          - Retainer Fee.................  Fixed amount per month per aircraft
                          - Minimum Incentive Fee........  Minimum annual fee paid to servicer for performance above an annually agreed target.
                          - Core Cashflow/Sales Incentive
                            Fee..........................  Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]                 Sub-total
[23]                      Other Servicer Fees and Other
                          Overheads......................  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[23A]                     Other SG&A Expenses............  Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the 2001 Base Case and costs relating to the consent solicitation for Indenture amendment
[24] [22]+[23]+[23A]      Sub-total
[25] [20]+[24]            Total Cash Expenses............  Aircraft Operating Expenses + SG&A Expenses

                          NET CASH COLLECTIONS
[26] [19]                 Total Cash Collections.........  Line 19 above
[27] [25]                 Total Cash Expenses............  Line 25 above
[28]                      Movement in Expense Account....  Relates to reduction in accrued expense amounts
[29]                      Reduction in Liquidity Reserve.  Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[29A]                     Shortfall in Liquidity Reserve.  Shortfall in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]                      Interest Payments..............  Interest paid on all outstanding debt
[31]                      Swap payments..................  Net swap payments (paid)/received
[32] S [26]...[31]        Total

[33]                      PRINCIPAL PAYMENTS..........     Principal payments on debt

    Airplanes Group Cashflow Performance for the Period from October 9, 2003 to January 15, 2004 (3 Months) Comparison of Actual Cashflows versus 2001
                              Base Case Cashflows

                                                                                     % of Lease Rentals under
                                                                                     the 2001 Base Case
                                                               2001                             2001
                                                    Actual   Base Case   Variance    Actual   Base Case   Variance
                                                    ------   ---------   --------    ------   ---------   --------
                CASH COLLECTIONS                       $M       $M          $M

1               Lease Rentals                        103.2     103.2        0.0      100.0%      100.0%     0.0%
2               - Renegotiated Leases                 (3.6)      0.0       (3.6)      (3.5%)       0.0%    (3.5%)
3               - Rental Resets                      (32.4)      0.0      (32.4)     (31.4%)       0.0%   (31.4%)
4               - Lease Rentals - Aircraft Sales      (1.7)      0.0       (1.7)       (1.6%)      0.0%    (1.6%)
                                                      ----      ----       ----       ----        ----     ----

5     S 1 - 4   Contracted Lease Rentals              65.5     103.2      (37.7)      63.5%      100.0%   (36.5%)
6               Movement in Current Arrears            3.8       0.0        3.8        3.7%        0.0%     3.7%
                Balance
7               less Net Stress Related Costs
8               - Bad Debts                           (1.9)     (1.0)      (0.9)      (1.8%)      (1.0%)   (0.9%)
9               - Deferred Arrears Balance             0.1       0.0        0.1        0.1%        0.0%     0.1%
10              - AOG                                (15.3)     (4.3)     (11.0)     (14.8%)      (4.2%)  (10.7%)
11              - Other Leasing Income                 0.1       0.0        0.1        0.1%        0.0%     0.1%
12              - Repossession                         0.0      (0.8)       0.8        0.0%       (0.8%)    0.8%
                                                      ----      ----       ----       ----        ----     ----
13    S 8 - 12  Sub-total                            (17.0)     (6.1)     (10.9)     (16.5%)      (6.0%)  (10.6%)
14    5+6+13    Net Lease Rental                      52.3      97.1      (44.8)      50.7%       94.1%   (43.4%)
15              Interest Earned                        0.3       1.7       (1.4)       0.3%        1.6%    (1.4%)
16              Aircraft Sales                         0.5       0.0        0.5        0.5%        0.0%     0.5%
17              Net Maintenance                       11.1       0.0       11.1       10.8%        0.0%    10.8%
18              Other Receipts                         0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                      ----      ----       ----       ----        ----     ----
19    S 14 - 18 Total Cash Collections                64.2      98.8      (34.6)      62.2%       95.7%   (33.5%)
                                                      ====      ====       ====       ====        ====     ====

                CASH EXPENSES
                Aircraft Operating Expenses
20              - Re-leasing and other overheads      (5.8)    (5.2)      (0.6)      (5.6%)      (5.0%)   (0.6%)

                SG&A Expenses
21              Aircraft Servicer Fees
                - Retainer Fee                        (5.7)     (5.5)      (0.2)      (5.5%)      (5.3%)   (0.2%)
                - Minimum Incentive Fee                0.0      (0.4)       0.4        0.0%       (0.4%)    0.4%
                - Core Cashflow/Sales Incentive Fee    0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                      ----      ----       ----       ----        ----     ----
22       21     Sub-total                             (5.7)     (5.9)       0.2       (5.5%)      (5.7%)    0.2%
23              Other Servicer Fees and Other         (2.9)     (2.4)      (0.5)      (2.8%)      (2.3%)   (0.5%)
                Overheads
23A             Other SG&A Expenses                   (0.2)      0.0       (0.2)      (0.2%)       0.0%    (0.2%)
                                                      ----      ----       ----       ----        ----     ----
24    22+23+23A Sub-total                             (8.8)     (8.3)      (0.5)      (8.5%)      (8.0%)   (0.5%)
25     24+20    Total Cash Expenses                  (14.6)    (13.5)      (1.1)     (14.1%)     (13.1%)   (1.1%)
                                                      ====      ====       ====       ====        ====     ====

                NET CASH COLLECTIONS
26       19     Total Cash Collections                64.2      98.8      (34.6)      62.2%       95.7%   (33.5%)
27       25     Total Cash Expenses                  (14.6)    (13.5)      (1.1)     (14.1%)     (13.1%)   (1.1%)
28              Movement in Expense Account            3.0       0.0        3.0        2.9%        0.0%     2.9%
29              Reduction in Liquidity Reserve         0.0       0.0        0.0        0.0%        0.0%     0.0%
29A             Shortfall in Liquidity Reserve        16.7       0.0       16.7       16.2%        0.0%    16.2%
30              Interest Payments                    (12.8)    (42.6)      29.8      (12.4%)     (41.3%)   28.9%
31              Swap Payments                        (11.8)     (0.7)     (11.1)     (11.4%)      (0.7%)  (10.8%)
                                                      ----      ----       ----       ----        ----     ----
32    S 26 - 31 TOTAL                                 44.7      42.0        2.7       43.3%       40.7%     2.6%
                                                      ====      ====       ====       ====        ====     ====

33              PRINCIPAL PAYMENTS
                Subclass A-6                          43.0      36.8        6.2       41.7%       35.7%     6.0%
                Class B                                1.7       5.2       (3.5)       1.6%        5.0%    (3.4%)
                                                      ----      ----       ----       ----        ----     ----
                Total                                 44.7      42.0        2.7       43.3%       40.7%     2.6%
                                                      ====      ====       ====       ====        ====     ====


                Debt Balances at January 15, 2004
                Subclass A-6                          114.9      0.0
                Subclass A-8                          700.0    700.0
                Subclass A-9                          750.0    741.9
                Class B                               226.8    224.9
                Class C                               349.8    349.8
                Class D                               395.1    395.1
                                                    -------  -------
                                                    2,536.6  2,411.7
                                                    =======  =======

   Airplanes Group Cashflow Performance for the Period from March 10, 2001 to
    January 15, 2004 (34 Months) Comparison of Actual Cashflows versus 2001
                              Base Case Cashflows

                                                                                   % of Lease Rentals under
                                                                                      the 2001 Base Case
                                                               2001                            2001
                                                    Actual   Base Case   Variance   Actual   Base Case   Variance
                                                    ------   ---------   --------   ------   ---------   --------
                CASH COLLECTIONS                      $M         $M        $M
1               Lease Rentals                      1,190.7    1,190.7       0.0    100.0%     100.0%       0.0%
2               - Renegotiated Leases                (76.4)       0.0     (76.4)    (6.4%)      0.0%      (6.4%)
3               - Rental Resets                     (186.5)       0.0    (186.5)   (15.7%)      0.0%     (15.7%)
4               - Lease Rentals - Aircraft Sales      (8.7)       0.0      (8.7)    (0.7%)      0.0%      (0.7%)
                                                     -----      -----    ------     ----       ----      -----

5     S 1 - 4   Contracted Lease Rentals             919.1    1,190.7    (271.6)    77.2%     100.0%     (22.8%)
6               Movement in Current Arrears            1.1        0.0       1.1      0.1%       0.0%       0.1%
                Balance
7               less Net Stress Related Costs
8               - Bad Debts                          (10.1)     (11.9)      1.8     (0.8%)     (1.0%)      0.2%
9               - Deferred Arrears Balance             7.2        3.1       4.1      0.6%       0.3%       0.3%
10              - AOG                                (86.2)     (50.1)    (36.1)    (7.2%)     (4.2%)     (3.0%)
11              - Other Leasing Income                12.1        0.0      12.1      1.0%       0.0%       1.0%
12              - Repossession                        (4.1)      (9.6)      5.5     (0.3%)     (0.8%)      0.5%
                                                     -----      -----    ------     ----       ----      -----
13     S 8 - 12 Sub-total                            (81.1)     (68.5)    (12.6)    (6.8%)     (5.8%)     (1.1%)
14    5+6+13    Net Lease Rental                     839.1    1,122.2    (283.1)    70.5%      94.2%     (23.8%)
15              Interest Earned                        9.2       19.6     (10.4)     0.8%       1.6%      (0.9%)
16              Aircraft Sales                        29.4       29.3       0.1      2.5%       2.5%       0.0%
17              Net Maintenance                       62.0        0.0      62.0      5.2%       0.0%       5.2%
18              Other Receipts                         8.3        0.0       8.3      0.7%       0.0%       0.7%
                                                     -----      -----    ------     ----       ----      -----
19    S 14 - 18 Total Cash Collections               948.0    1,171.1    (223.1)    79.6%      98.4%     (18.7%)
                                                     =====      =====    ======     ====       ====      =====

                CASH EXPENSES
                Aircraft Operating Expenses
20              - Re-leasing and other overheads     (65.9)     (59.7)     (6.2)    (5.5%)     (5.0%)     (0.5%)

                SG&A Expenses
21              Aircraft Servicer Fees
                - Retainer Fee                       (63.2)     (63.3)      0.1     (5.3%)     (5.3%)      0.0%
                - Minimum Incentive Fee               (4.5)      (4.3)     (0.2)    (0.4%)     (0.4%)      0.0%
                - Core Cashflow/Sales Incentive Fee   (0.2)       0.0      (0.2)     0.0%       0.0%       0.0%
                                                     -----      -----    ------     ----       ----      -----
22       21     Sub-total                            (67.9)     (67.6)     (0.3)    (5.7%)     (5.7%)      0.0%
23              Other Servicer Fees and Other        (30.9)     (28.8)     (2.1)    (2.6%)     (2.4%)     (0.2%)
                Overheads
23A             Other SG&A Expenses                   (2.0)      (4.7)      2.7     (0.2%)     (0.4%)      0.2%
                                                     -----      -----    ------     ----       ----      -----
24    22+23+23A Sub-total                           (100.8)    (101.1)      0.3     (8.5%)     (8.5%)      0.0%
                                                     -----      -----    ------     ----       ----      -----

25     24+20    Total Cash Expenses                 (166.7)    (160.8)     (5.9)   (14.0%)    (13.5%)     (0.5%)
                                                     =====      =====    ======     ====       ====      =====

                NET CASH COLLECTIONS
26       19     Total Cash Collections               948.0    1,171.1    (223.1)    79.6%      98.4%     (18.7%)
27       25     Total Cash Expenses                 (166.7)    (160.8)     (5.9)   (14.0%)    (13.5%)     (0.5%)
28              Movement in Expense Account           (6.5)       0.0               (0.5%)      0.0%      (0.5%)
                                                                        (6.5)
29              Reduction in Liquidity Reserve        40.0       40.0       0.0      3.4%       3.4%       0.0%
29A             Shortfall in Liquidity Reserve        48.1        0.0      48.1      4.0%       0.0%       4.0%
30              Interest Payments                   (338.5)    (515.6)    177.1    (28.4%)    (43.3%)     14.9%
5.1             Swap Payments                       (142.4)     (27.8)   (114.6)   (12.0%)     (2.3%)     (9.6%)
                                                     -----      -----    ------     ----       ----      -----
32    S 26 - 31 TOTAL                                382.0      506.9    (124.9)    32.1%      42.6%     (10.5%)
                                                     =====      =====    ======     ====       ====      =====

33              PRINCIPAL PAYMENTS
                Subclass A-6                         330.5      453.5    (123.0)    27.8%      38.1%     (10.3%)
                Class B                               51.5       53.4      (1.9)     4.3%       4.5%      (0.2%)
                                                     -----      -----    ------     ----       ----      -----
                Total                                382.0      506.9    (124.9)    32.1%      42.6%     (10.5%)
                                                     =====      =====    ======     ====       ====      =====

                Debt Balances at January 15, 2004
                Subclass A-6                         114.9        0.0     114.9
                Subclass A-8                         700.0      700.0       0.0
                Subclass A-9                         750.0      741.9       8.1
                Class B                              226.8      224.9       1.9
                Class C                              349.8      349.8       0.0
                Class D                              395.1      395.1       0.0
                                                   -------    -------     -----
                                                   2,536.6    2,411.7     124.9
                                                   =======    =======     =====

                                                      Mar-01                                2001
                                                     Closing          Actual           Base Case
                                                     -------          ------           ---------
                                                          $m              $m                  $m
      Net Cash Collections                                             382.0               506.9

      Add Back Interest and Swap Payments                              480.9               543.4
                                                                       -----             -------

  a   Net Cash Collections
      (excl. interest and swap payments)                               862.9             1,050.3
                                                                       -----             -------
  b   Swaps                                                            142.4                27.8
  c   Class A Interest                                                 127.4               269.7
  d   Class A Minimum                                                   75.6                 0.0
  e   Class B Interest                                                  20.5                43.4
  f   Class B Minimum                                                   51.5                53.4
  g   Class C Interest                                                  76.0                80.8
  h   Class D Interest                                                 114.6               121.7
  i   Class A Principal Adjustment                                     254.9               453.5
  i   Class C Scheduled                                                  0.0                 0.0
  k   Class D Scheduled                                                  0.0                 0.0
  l   Permitted Aircraft Modifications                                   0.0                 0.0
  m   Step-up Interest                                                   0.0                 0.0
  n   Class E Minimum Interest                                           0.0                 0.0
  o   Class B Supplemental                                               0.0                 0.0
  p   Class A Supplemental                                               0.0                 0.0
                                                                       -----             -------
      Total                                                            862.9             1,050.3
                                                                       =====             =======

 [1]  Interest Coverage Ratio
      Class A                                                            3.2                 3.5  = a/(b+c)
      Class B                                                            N/A                 3.1  = a/(b+c+d+e)
      Class C                                                            N/A                 2.2  = a/(b+c+d+e+f+g)
      Class D                                                            N/A                 1.8  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                            N/A                 3.5  = a/(b+c+d)
      Class B                                                            N/A                 2.7  = a/(b+c+d+e+f)
      Class C                                                            N/A                 N/A  = a/(b+c+d+e+f+g+h+ i+j)
      Class D                                                            N/A                 N/A  = a/(b+c+d+e+f+g+h+
                                                                                                 i+j+k)

      Loan to Value Ratios (in U.S. dollars)
 [3]  Adjusted Portfolio Value                       3,108.6         2,248.8             2,574.5
      Liquidity Reserve Amount
      Of which - Cash                                  156.9            60.0               116.0
               - Accrued Expenses                       12.6            11.0                 0.0
                                                     -------         -------             -------
      Subtotal                                         169.5            71.0               116.0
      Less Lessee Security Deposits                     36.9             0.0                36.0
                                                     -------         -------             -------
      Subtotal                                         132.6            71.0                80.0
                                                     -------         -------             -------
 [4]  Total Asset Value                              3,241.2         2,319.8             2,654.5
                                                     =======         =======             =======


Note Balances as at:                                 March 15, 2001   Jan 15, 2004      Jan 15, 2004
--------------------                                 --------------   ------------      ------------


      Class A                                        1,895.4  58.5%   1,564.9   67.5%   1,441.9  54.3%
      Class B                                          278.3  67.1%     226.8   77.2%     224.9  62.8%
      Class C                                          349.8  77.9%     349.8   92.3%     349.8  76.0%
      Class D                                          395.1  90.0%     395.1  109.3%     395.1  90.9%
                                                     -------          -------           -------
                                                     2,918.6          2,536.6           2,411.7
                                                     =======          =======           =======

[1] "Interest Coverage Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payments payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes. Actual Interest Coverage Ratios have not been provided for the class B, C and D notes as interest amounts were not paid on these notes on the December 2003 and January 2004 payment dates.

[2] "Debt Coverage Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of notes plus the interest and minimum/scheduled principal payments payable on each subclass of notes that ranks equally with or senior to the relevant subclass of notes in the priority of payments. In respect of the class A notes, principal adjustment amount payments have been excluded as they are a function of aircraft values. Actual Debt Coverage Ratios have not been provided for the class A, B, C and D notes as minimum principal amounts on the class A and B notes have not been paid in full and no scheduled principal amounts have been paid on the class C and D notes in the period since March 2001. 2001 Base Case Debt Coverage Ratios have not been provided for the class C and D notes as no principal payments were assumed.

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

The terms of each subclass or class of notes, including the outstanding principal amount as of December 31, 2003 and estimated fair value as of December 31, 2003, are as follows:

                     Annual Interest   Principal Amount                    Estimated Fair
                          Rate         at December 31,       Final          Value at
    Class of Notes  (Payable Monthly)        2003        Maturity Date  December 31, 2003*
    --------------  -----------------  ----------------  -------------  ------------------
                                           $ Million                         $ Million
    Subclass A-6    (LIBOR+.34%)               131       March 15, 2019          128
    Subclass A-8    (LIBOR+.375%)              700       March 15, 2019          578
    Subclass A-9    (LIBOR+.55%)               750       March 15, 2019          525
    Class B         (LIBOR+.75%)               227       March 15, 2019           45
    Class C         (8.15%)                    350       March 15, 2019           30
    Class D         (10.875%)                  395       March 15, 2019            8
                                             2,553                             1,314

---------
* Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at December 31, 2003 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and leases representing approximately 98% of our portfolio by appraised value as of January 31, 2004 are fixed rate leases.

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

We have reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as we do not anticipate making any further payments of interest on these notes and certificates, having ceased payments beginning on the December 15, 2003 payment date. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Beginning on the December 15, 2003 payment date, the "Second Collection Account Top-up" was depleted to $nil and we expect our future cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, we are no longer including this cash balance in our hedging calculations from the end of 2003.

At December 31, 2003, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,585 million. The aggregate notional principal balance of these swaps will reduce, by their terms, to $1,170 million by March 31, 2004, to an aggregate notional principal balance of $700 million by March 31, 2005, to an aggregate notional principal balance of $495 million by March 31, 2006, to an aggregate notional principal balance of $275 million by March 31, 2007 and to an aggregate notional principal balance of $90 million by March 2008. None of the swaps have a maturity date extending beyond April 2008. The aggregate estimated fair market value of the swaps at December 31, 2003 was ($49.8) million, that is the swaps were "out-of-the-money", such that if sold, Airplanes Group would incur a loss of $49.8 million, as detailed below:

                 Airplanes Group Swap Book at December 31, 2003

           Notional                  Final         Fixed        Estimated Fair
  Swap    Amount (i)   Effective    Maturity       Rate        Market Value ($)
  No.     $'millions     Date         Date     Payable (ii)   as at Dec 31, 2003
   1          15       15-May-00   15-Jan-04      7.2995%            (79,235)
   2           5       26-Jun-00   15-Feb-04      6.9775%            (50,225)
   3          35       15-Aug-00   15-Feb-04      6.7700%           (350,059)
   4          35       15-Jul-03   15-Mar-04      0.9700%             18,914
   5          270      15-Sep-03   15-Mar-04      1.2075%            (19,050)
   6          10       18-Aug-00   15-Apr-04      6.7700%           (189,475)
   7          15       15-Nov-01   15-Apr-04      4.8900%           (159,772)
   8          20       30-Apr-02   15-Apr-04      3.3700%           (148,947)
   9          25       15-Aug-02   15-Apr-04      2.1600%            (72,653)
   10         25       17-Apr-01   15-May-04      6.8290%           (503,484)
   11         20       12-Oct-00   15-Jul-04      6.5850%           (506,398)
   12         65       17-Jun-02   15-Jul-04      3.7700%           (981,263)
   13         35       17-Sep-01   15-Sep-04      5.7125%         (1,186,971)
   14         30       17-Jun-02   15-Oct-04      3.5800%           (579,586)
   15         30       15-Jul-03   15-Nov-04      5.7650%         (1,082,209)
   16         15       15-Apr-02   15-Dec-04      5.3975%           (710,221)

   17         30       15-Apr-03   15-Dec-04      4.2350%           (708,296)
   18         45       15-May-01   15-Jan-05      4.7950%         (1,503,270)
   19         50       21-Aug-01   15-Feb-05      4.4195%         (1,951,977)
   20          0       15-Oct-04   17-Oct-05      4.5650%           (294,804)
   21         45       17-Oct-01   15-Nov-05      3.9475%         (1,201,504)
   22         95       24-Jul-01   15-Dec-05      5.2850%         (5,547,847)
   23         30       17-Nov-03   17-Jan-06      5.1150%         (1,360,411)
   24         285      20-Dec-01   15-Feb-06      4.6350%         (7,357,798)
   25         10       15-May-03   15-Mar-06      2.8800%           (253,860)
   26         40       30-Jan-02   15-Apr-06      3.5040%           (796,315)
   27         90       15-Mar-02   15-Apr-06      4.0125%         (2,356,484)
   28         30       15-Dec-03   18-Apr-06      2.9425%           (436,046)
   29         55       15-Aug-02   15-Jul-06      5.5500%         (8,382,860)
   30          0       17-Oct-05   15-Oct-06      4.9400%           (118,533)
   31          0       15-Jul-04   15-May-07      5.8620%         (6,024,597)
   32          0       15-Mar-04   15-May-07      5.2020%         (3,029,208)
   33         60       15-Apr-03   15-May-07      3.5350%         (1,202,977)
   34         70       17-Mar-03   17-Sep-07      3.8700%         (2,133,888)
   35          0       15-May-07   15-Nov-07      4.8000%             59,016
   36          0       17-Sep-07   17-Dec-07      4.9440%             (8,056)
   37          0       15-Jul-05   15-Apr-08      3.4800%          1,449,932
          -----------                                           ------------
             1,585                                               (49,760,416)
          ===========                                           ============


(i) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(ii) Each of the above swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, which resets monthly on an actual /360 adjusted basis.

(iv) The initial amounts for swaps number 20, 30, 31, 32, 35, 36 and 37 are $15 million, $10 million, $65 million, $20 million, $95 million, $75 million and $45 million respectively.

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

If there are not sufficient amounts available for distribution and a supplemental hedge payment would not be made in any month, then Airplanes Group would reduce the aggregate notional amount of the swaptions bought in that month to reflect the amount that can be bought for the premium payable as a minimum hedge payment. As a result of the outstanding class A principal adjustment amount, no supplemental hedge payments can be made until there are sufficient cashflows in any given month to satisfy all obligations ranking senior to the supplemental hedge payment under the terms of the notes.

If at any time there are outstanding swaptions, the Administrative Agent may also sell at market value or unwind part or all of the outstanding swaptions, for example, to reflect any decreases in the target hedge. In the period from March 28, 1996 to March 31, 2002, Airplanes Group purchased swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold swaptions with an aggregate notional principal balance of $589 million and swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of swaptions at December 31, 2003 therefore amounted to $Nil.

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

Part II. Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.98% of our portfolio by appraised value as of December 31, 2003. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

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

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

As discussed more fully in "Part 1 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", we have had insufficient cashflows to be able to make any payment of interest on the class B, C and D notes since the December 15, 2003 payment date.

In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. For example, a failure to make a required payments on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes which is not the most senior class outstanding, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full. The class A notes are the most senior class of notes currently outstanding.

Item 4. Submission of Matters to a Vote of Security holders

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

31    Certification of Chairman pursuant to Rule 13a-14(a).

32    Section 1350 Certification

Reports on Form 8-K:
Filed on October 15, 2003, November 17, 2003 and December 15, 2003 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 17, 2004                     AIRPLANES LIMITED


                                            By: /s/ William M. McCann
                                               -----------------------------
                                               William M. McCann
                                               Director and Principal Accounting
                                               Officer



Date: February 17, 2004                     AIRPLANES U.S. TRUST


                                            By: /s/ William M. McCann
                                               -----------------------------
                                               William M. McCann
                                               Controlling Trustee and Principal
                                               Accounting Officer

              Particulars of the Portfolio as at December 31, 2003

                                                                                                               Appraised
                                                           Aircraft          Engine             Serial           Value
     Region             Country           Lessee             Type             Type              Number      January 31, 2004
     ------             -------           ------           -------           ------             ------      ----------------

Africa               Kenya              East African        B767-300ER        PW4060             24948             38,679
                                        Safari Air,
                                        Limited
Africa               Nigeria            Bellview            B737-200A         JT8D-17A           23024              1,997
                                        Airlines Ltd
Africa               South Africa       Nationwide          B767-300ER        PW4060             26200             41,936
                                        Airlines
Africa               Tunisia            Nouvelair           A320-200          CFM56-5A3           348              23,223
                                        Tunisie
Africa               Tunisia            Nouvelair           MD83              JT8D-219           49631             11,174
                                        Tunisie
Africa               Tunisia            Nouvelair           MD83              JT8D-219           49672              9,522
                                        Tunisie
Asia & Far East      Bangladesh         GMG Airlines        DHC8-300          PW123               307               5,735
Asia & Far East      China              China Southern      B737-500          CFM56-3C1          24897             13,642
Asia & Far East      China              China Southern      B737-500          CFM56-3C1          25182             14,269
Asia & Far East      China              China Southern      B737-500          CFM56-3C1          25183             14,845
Asia & Far East      China              China Southern      B737-500          CFM56-3C1          25188             14,858
Asia & Far East      China              Xinjiang            B757-200          RB211-535E4        26156             26,091
Asia & Far East      Indonesia          Garuda              B737-400          CFM56-3C1          24683             16,772
Asia & Far East      Indonesia          Garuda              B737-400          CFM56-3C1          24691             17,129
Asia & Far East      Indonesia          Merpati             B737-200A         JT8D-15            22368              2,054
                                        Nusantara
                                        Airlines
Asia & Far East      Indonesia          Merpati             B737-200A         JT8D-15            22369              1,951
                                        Nusantara
                                        Airlines
Asia & Far East      Indonesia          PT Adam             B737-400          CFM56-3C1          26071             18,757
                                        SkyConnection
                                        Airlines
Asia & Far East      Indonesia          PT Mandala          B737-200A         JT8D-17            21685              1,464
                                        Airlines
Asia & Far East      Indonesia          PT Mandala          B737-200A         JT8D-15            22278              1,617
                                        Airlines
Asia & Far East      Indonesia          PT Mandala          B737-200A         JT8D-17A           22803              2,367
                                        Airlines
Asia & Far East      Indonesia          PT Mandala          B737-200A         JT8D-17A           22804              2,314
                                        Airlines
Asia & Far East      Indonesia          PT Mandala          B737-200A         JT8D-17A           23023              2,544
                                        Airlines
Asia & Far East      Indonesia          PT Metro            B737-200A         JT8D-15            22397              2,104
                                        Batavia
Asia & Far East      Indonesia          PT Metro            B737-200A         JT8D-17A           22407              2,135
                                        Batavia
Asia & Far East      Indonesia          PT Metro            B737-200A         JT8D-17A           22802              1,797
                                        Batavia
Asia & Far East      Indonesia          PT Metro            B737-400          CFM56-3C1          24345             15,710
                                        Batavia
Asia & Far East      Indonesia          PT Metro            B737-400          CFM56-3C1          24687             16,453
                                        Batavia
Asia & Far East      Malaysia           Air Asia &          B737-300          CFM56-3C1          24905             16,467
                                        Far East Sdn.
                                        Bhd.
Asia & Far East      Malaysia           Air Asia &          B737-300          CFM56-3C1          24907             16,560
                                        Far East Sdn.
                                        Bhd.
Asia & Far East      Pakistan           Pakistan Int        A300B4-200        CF6-50C2            269               4,131
                                        Airline
Asia & Far East      Philippines        Philippine          B737-400          CFM56-3C1          24684             16,270
                                        Airlines
Asia & Far East      Philippines        Philippine          B737-300          CFM56-3B1          24770             14,697
                                        Airlines
Asia & Far East      Philippines        Philippine          B737-400          CFM56-3C1          26081             19,484
                                        Airlines
Asia & Far East      South Korea        Asiana              B737-400          CFM56-3C1          24493             15,767
                                        Airlines
Asia & Far East      South Korea        Asiana              B737-400          CFM56-3C1          24520             16,354
                                        Airlines
Asia & Far East      Taiwan             Far Eastern         MD83              JT8D-219           49950             11,627
                                        Air Transport
Australia & New      Australia          National Jet        DHC8-100          PW121               229               3,573
Zealand                                 Systems
Europe               Czech Republic     Travel Servis       B737-400          CFM56-3C1          24911             17,468
                                        a.s.
Europe               France             Air France          A320-200          CFM56-5A3           203              20,910
Europe               France             Air France          A320-200          CFM56-5A3           220              21,680
Europe               Hungary            Malev               B737-400          CFM56-3C1          26069             18,583
Europe               Hungary            SkyEurope           B737-500          CFM56-3C1          25185             14,966
                                        Airlines
                                        Hungary Kft
Europe               Iceland            Air Atlanta         B767-300ER        PW4060             26204             41,877
                                        Icelandic
Europe               Iceland            Bluebird Cargo      B737-300QC        CFM56-3B1          23499             13,011
Europe               Iceland            Bluebird Cargo      B737-300QC        CFM56-3B1          23500             12,674
Europe               Italy              Air One SpA         B737-400          CFM56-3C1          24906             17,152
Europe               Italy              Air One SpA         B737-400          CFM56-3C1          24912             17,308
Europe               Italy              Air One SpA         B737-300          CFM56-3C1          25179             17,054
Europe               Italy              Air One SpA         B737-300          CFM56-3C1          25187             17,357
Europe               Italy              Meridiana SpA       MD83              JT8D-219           49792             11,291
Europe               Italy              Meridiana SpA       MD83              JT8D-219           49935             11,474



                                                                                                               Appraised
                                                           Aircraft          Engine             Serial           Value
     Region             Country           Lessee             Type             Type              Number      January 31, 2004
     ------             -------           ------           -------           ------             ------      ----------------


Europe               Italy              Meridiana SpA       MD83              JT8D-219           49951             12,334
Europe               Netherlands        Capital             DHC8-300          PW123               244               5,202
                                        Aviation
                                        Services B.V.
Europe               Netherlands        Capital             DHC8-300          PW123               300               5,706
                                        Aviation
                                        Services B.V.
Europe               Netherlands        Schreiner           DHC8-300          PW123               276               5,402
                                        Airways
Europe               Netherlands        Schreiner           DHC8-300          PW123               298               5,839
                                        Airways
Europe               Norway             Wideroe's           DHC8-300          PW123               293               5,701
                                        Flyveselskap
                                        a/s
Europe               Norway             Wideroe's           DHC8-300          PW123               342               6,112
                                        Flyveselskap
                                        a/s
Europe               Portugal           euroAtlantic        B767-300ER        PW4060             25411             41,234
                                        airways
Europe               Slovakia           SkyEurope           B737-500          CFM56-3C1          25186             13,917
                                        Airlines, a.s
Europe               Spain              Futura              B737-400          CFM56-3C1          24689             16,426
Europe               Spain              Futura              B737-400          CFM56-3C1          24690             16,305
Europe               Spain              Futura              B737-400          CFM56-3C1          25180             18,341
Europe               Spain              Spanair             MD83              JT8D-219           49620             10,012
Europe               Spain              Spanair             MD83              JT8D-219           49624              9,644
Europe               Spain              Spanair             MD83              JT8D-219           49626             10,028
Europe               Spain              Spanair             MD83              JT8D-219           49709              9,922
Europe               Spain              Spanair             MD83              JT8D-219           49936             12,367
Europe               Spain              Spanair             MD83              JT8D-219           49938             11,637
Europe               Turkey             FreeBird            MD83              JT8D-219           49949             12,018
                                        Airlines
Europe               Turkey             Orbit Ekspres       A300C4-200        CF6-50C2            83                8,377    #DIV/0!
                                        Havayollari
                                        A.S.
Europe               Turkey             Turk Hava           B737-400          CFM56-3C1          24917             17,517
                                        Yollari
Europe               Turkey             Turk Hava           B737-400          CFM56-3C1          25181             17,807
                                        Yollari
Europe               Turkey             Turk Hava           B737-400          CFM56-3C1          25184             18,174
                                        Yollari
Europe               Turkey             Turk Hava           B737-400          CFM56-3C1          25261             18,675
                                        Yollari
Europe               Turkey             Turk Hava           B737-500          CFM56-3C1          25288             14,657
                                        Yollari
Europe               Turkey             Turk Hava           B737-500          CFM56-3C1          25289             14,737
                                        Yollari
Europe               Turkey             Turk Hava           B737-400          CFM56-3C1          26065             18,392
                                        Yollari
Europe               United Kingdom     Air Southwest       DHC8-300          PW123               296               5,753
Europe               United Kingdom     Air Southwest       DHC8-300          PW123               334               6,263
Europe               United Kingdom     easyJet             B737-300          CFM56-3B2          23923             13,499
                                        Airline
                                        Company
                                        Limited
Europe               United Kingdom     MyTravel            A320-200          CFM56-5A3           294              22,722
                                        Airways
Europe               United Kingdom     MyTravel            A320-200          CFM56-5A3           301              22,440
                                        Airways
Europe               United Kingdom     MyTravel            A320-200          CFM56-5A3           349              24,214
                                        Airways
Europe               United Kingdom     Titan Airways       ATR42-300         PW120               109               2,778
                                        Limited
Europe               United Kingdom     Titan Airways       ATR42-300         PW120               113               2,840
                                        Limited
Europe               United Kingdom     Titan Airways       B757-200          RB211-535E4        26151             25,565
                                        Limited
Latin America        Antigua            Caribbean           DHC8-300          PW123               232               5,240
                                        Star Airlines
Latin America        Antigua            Caribbean           DHC8-300          PW123               266               5,596
                                        Star Airlines
Latin America        Antigua            Caribbean           DHC8-300          PW123               267               5,781
                                        Star Airlines
Latin America        Antigua            Liat                DHC8-100          PW120-A             113               2,567
Latin America        Antigua            Liat                DHC8-100          PW120-A             140               2,714
Latin America        Antigua            Liat                DHC8-100          PW120-A             144               2,808
Latin America        Antigua            Liat                DHC8-100          PW120-A             270               3,197
Latin America        Antigua            Liat                DHC8-300          PW123               283               5,524
Latin America        Brazil             Promodal            DC8-71F           CFM56-2C1          45970              8,111
                                        Transportes
                                        Aereos Ltda.
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11284              6,463
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11285              6,113
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11304              6,504
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11305              6,865
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11336              7,209
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11347              7,292
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11348              6,540
                                        Aereas
Latin America        Brazil             TAM Linhas          F100              TAY650-15          11371              6,578
                                        Aereas
Latin America        Colombia           Avianca             B767-200ER        PW4060             25421             30,425




                                                                                                               Appraised
                                                           Aircraft          Engine             Serial           Value
     Region             Country           Lessee             Type             Type              Number      January 31, 2004
     ------             -------           ------           -------           ------             ------      ----------------

Latin America        Colombia           Avianca             B757-200          RB211-535E4        26154             24,859
Latin America        Colombia           Avianca             MD83              JT8D-219           49939             12,030
Latin America        Colombia           Avianca             MD83              JT8D-219           49946             11,937
Latin America        Colombia           Avianca             MD83              JT8D-219           53120             12,685
Latin America        Colombia           Avianca             MD83              JT8D-219           53125             12,979
Latin America        Colombia           Tampa               DC8-71F           CFM56-2C1          45849              6,927
Latin America        Colombia           Tampa               DC8-71F           CFM56-2C1          45945              7,211
Latin America        Colombia           Tampa               DC8-71F           CFM56-2C1          45976              9,007
Latin America        Colombia           Tampa               DC8-71F           CFM56-2C1          46066              6,814
Latin America        Mexico             Aeromexico          DC9-32            JT8D-17            48126              1,258
Latin America        Mexico             Aeromexico          DC9-32            JT8D-17            48127              1,128
Latin America        Mexico             Aeromexico          DC9-32            JT8D-17            48128              1,301
Latin America        Mexico             Aeromexico          DC9-32            JT8D-17            48129              1,595
Latin America        Mexico             Aeromexico          MD82              JT8D-217           49660              8,003
Latin America        Mexico             Aeromexico          MD82              JT8D-217A          49667              8,029
Latin America        Mexico             Aeromexico          MD87              JT8D-219           49673              8,914
Latin America        Mexico             Mexicana            F100              TAY650-15          11266              6,970
Latin America        Mexico             Mexicana            F100              TAY650-15          11309              7,594
Latin America        Mexico             Mexicana            F100              TAY650-15          11319              7,398
Latin America        Mexico             Mexicana            F100              TAY650-15          11339              6,687
Latin America        Mexico             Mexicana            F100              TAY650-15          11374              7,584
Latin America        Mexico             Mexicana            F100              TAY650-15          11375              7,347
Latin America        Mexico             Mexicana            F100              TAY650-15          11382              7,654
Latin America        Mexico             Mexicana            F100              TAY650-15          11384              7,530
Latin America        Netherlands        Dutch               DHC8-300C         PW123               230               5,253
                     Antilles           Caribbean
                                        Airline
Latin America        Netherlands        Dutch               DHC8-300C         PW123               242               5,116
                     Antilles           Caribbean
                                        Airline
Latin America        Trinidad & Tobago  BWIA West           MD83              JT8D-219           49789             10,814
                                        Indies
                                        Airways
                                        Limited
N America            Canada             Air Canada          A320-200          CFM56-5A1           174              20,485
N America            Canada             Air Canada          A320-200          CFM56-5A1           175              20,703
N America            Canada             Air Canada          A320-200          CFM56-5A1           232              20,839
N America            Canada             Air Canada          A320-200          CFM56-5A1           284              21,171
N America            Canada             Air Canada          A320-200          CFM56-5A1           309              21,862
N America            Canada             Air Canada          A320-200          CFM56-5A1           404              23,260
N America            Canada             Jetsgo              MD83              JT8D-219           49941             11,867
                                        Airlines
N America            Canada             Jetsgo              MD83              JT8D-219           49943             12,545
                                        Airlines
N America            United States of   Astar Air           DC8-73CF          CFM56-2C1          46091              9,664
                     America            Cargo
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          45811              7,862
                     America
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          45813              7,199
                     America
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          45973              7,409
                     America
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          45978              6,505
                     America
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          45993              7,609
                     America
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          45994              6,453
                     America
N America            United States of   BAX Global          DC8-71F           CFM56-2C1          46065              7,175
                     America
N America            United States of   Frontier            B737-300          CFM56-3B1          23177             11,033
                     America            Airlines, Inc.
N America            United States of   Pace Airlines       B737-300          CFM56-3B2          23749             12,763
                     America
N America            United States of   Polar Air           B747-200SF        JT9D-7Q            21730             16,180
                     America            Cargo
N America            United States of   TWA Airlines        MD83              JT8D-219           49575              9,250
                     America            LLC
Off Lease            Contract signed    Pluna               ATR42-300         PW121               284               4,163
Off Lease            Off Lease          Off Lease           ATR42-300         PW120               249               3,825
Off Lease            Off Lease          Off Lease           DHC8-100          PW121               258               3,292
Off Lease            Off Lease          Off Lease           B737-200A         JT8D-15            21735              2,033
Off Lease            Off Lease          Off Lease           B737-200A         JT8D-15            22090              1,495
Off Lease            Off Lease          Off Lease           B737-200A         JT8D-15            22453              1,671
Off Lease            Off Lease          Off Lease           B737-200A         JT8D-15            22979              2,697




                                                                                                               Appraised
                                                           Aircraft          Engine             Serial           Value
     Region             Country           Lessee             Type             Type              Number      January 31, 2004
     ------             -------           ------           -------           ------             ------      ----------------


Off Lease            Off Lease          Off Lease           B737-500          CFM56-3C1          25191             15,088
Off Lease            Off Lease          Off Lease           DC8-71F           CFM56-2C1          45946              5,745
Off Lease            Off Lease          Off Lease           DC8-71F           CFM56-2C1          45971              6,493
Off Lease            Off Lease          Off Lease           DC8-71F           CFM56-2C1          45996              6,654
Off Lease            Off Lease          Off Lease           DC8-71F           CFM56-2C1          45997             10,398
Off Lease            Off Lease          Off Lease           DC8-71F           CFM56-2C1          45998              5,978
Off Lease            Off Lease          Off Lease           DC9-32            JT8D-17            48125              1,343
Off Lease            Off Lease          Off Lease           MD11              CF6-80C2D1F        48499             38,667
Off Lease            Off Lease          Off Lease           MD11              CF6-80C2D1F        48500             39,690
Off Lease            Off Lease          Off Lease           MD11              CF6-80C2D1F        48501             40,112
Off Lease            Off Lease          Off Lease           MD83              JT8D-219           49390              8,028
Off Lease            Off Lease          Off Lease           MD83              JT8D-219           49442              8,824
Others               Ukraine            Ukraine             B737-400          CFM56-3C1          25190             18,348
                                        International
Others               Ukraine            Ukraine             B737-500          CFM56-3C1          25192             14,672
                                        International
Others               Ukraine            Ukraine             B737-500          CFM56-3C1          26075             14,029
                                        International
                                                                                                                  2,046,661
