Form 10-K
period 2004-03-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2004-06-14
CIK 1004539, 1004540

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

(Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2004
                                         OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)
                        Yes [X]                      No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of registrant's common stock held by non-affiliates:
$Nil.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                                          OUTSTANDING AT
ISSUER                                                       CLASS                        JUNE 14, 2004
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          2004 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   41
  Item 3.   Legal Proceedings...........................................   42
  Item 4.   Submission of Matters to a Vote of Security-Holders.........   42
PART II
  Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters.........................................   43
  Item 6.   Selected Combined Financial Data............................   43
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   45
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risks.......................................................   72
  Item 8.   Financial Statements and Supplementary Data.................   76
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   76
  Item 9A.  Controls and Procedures.....................................   76
PART III
  Item 10.  Directors and Executive Officers of the Registrants.........   77
  Item 11.  Executive Compensation......................................   86
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   87
  Item 13.  Certain Relationships and Related Transactions..............   87
  Item 14.  Principal Accountant's Fees and Services....................   88
PART IV
  Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   90

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited ("AIRPLANES LIMITED") is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust ("AIRPLANES TRUST") is a Delaware business trust. "AIRPLANES GROUP" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "WE," "US" and "OUR" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At March 31, 2004, we owned 172 aircraft (the "AIRCRAFT"), 153 of which were on lease to 58 lessees in 35 countries. Our website contains limited information and is found at http://www.airplanes-group.com/index.html. Our website contains links to the SEC's website on which you can obtain electronic copies of our periodic and current reports filed electronically with the SEC free of charge.

     On March 28, 1996, we established eight separate pass through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to GPA Group plc (now known as debis AirFinance Ireland plc), to acquire a portfolio of 229 aircraft from GPA Group and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, General Electric Capital Corporation ("GE CAPITAL") acquired a majority of the class E notes from GPA Group (then known as AerFi Group and now known as debis AirFinance Ireland) and its subsidiaries. On that date, a subsidiary of AerFi Group also granted GE Capital an option to acquire the residual interest in Airplanes Trust. See below at "Airplanes Trust" for more information about the option. The subclass A-5 certificates were fully repaid as of May 15, 1998. We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates and the corresponding subclass A-4 and A-7 notes.

AIRPLANES PASS THROUGH TRUST

     "AIRPLANES PASS THROUGH TRUST" and the "TRUST" refer to all the pass through trusts created under the Airplanes Pass Through Trust Agreement dated March 28, 1996, as supplemented (the "TRUST AGREEMENT") among Airplanes Limited, Airplanes Trust and Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee (the "TRUSTEE"), except where it is clear that this term means only a particular pass through trust. The certificates issued by each pass through trust each represent a fractional undivided beneficial interest in two corresponding classes or subclasses of notes issued and cross-guaranteed by Airplanes Limited and Airplanes Trust pursuant to indentures dated as of March 28, 1996 (as amended or supplemented, the "INDENTURES") they entered into with Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee (the "INDENTURE TRUSTEE"), and held by that trust. The two corresponding classes of notes and guarantees held by each trust are the principal sources of payment for the class or subclass of certificates issued by that trust.

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

     Airplanes Limited's principal assets are the intercompany loans it has advanced to its subsidiaries and 95% of the capital stock of Airplanes Holdings Limited. As of March 31, 2004, Airplanes Holdings owned a total of 159 aircraft directly and through its aircraft-owning subsidiaries, and owned a number of aircraft-leasing subsidiaries which lease aircraft from the aircraft-owning subsidiaries and sublease them to lessees. The remaining 5% of the capital stock of Airplanes Holdings is owned by GECAS. See below "Risk Factors -- Risks Relating to Tax" for a discussion of the tax benefits of this 5% ownership by GECAS and the risk of losing these benefits. Airplanes Limited has no ownership or leasehold interests in any real property.

     For information on the capital stock of Airplanes Limited, including a discussion of annual dividends, see "Item 5. Market for Registrants' Common Equity and Related Shareholder Matters."

     Airplanes Limited has a board of directors, which is currently composed of five directors. See "Item 10. Directors And Executive Officers Of The Registrants -- Directors and Controlling Trustees" for details on these directors. Airplanes Limited does not have any employees or executive management of its own and relies solely on service providers to service, lease and re-lease aircraft and perform other executive and administrative responsibilities. For a description of the services provided by the service providers, see "Item 10. Directors and Executive Officers of the Registrants -- The Servicer" and "-- The Administrative Agent and Cash Manager."

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

     Airplanes Trust's principal assets are the intercompany loans it has advanced to its subsidiaries and 100% of the capital stock of AeroUSA, which as of March 31, 2004, owned 13 aircraft. The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts with First Security Bank of Utah, acting as trustee, in order to satisfy the U.S. Federal Aviation Administration regulations regarding the U.S. citizenship of the owners of U.S. registered aircraft. Airplanes Trust has no ownership or leasehold interests in any real property.

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

RISK FACTORS

     The following summarizes various risks and uncertainties which may materially affect the ability of Airplanes Limited and Airplanes Trust to pay interest, principal or any premium on the notes and hence our ability to pay interest, principal or any premium on our certificates in full at or before their respective final maturity dates. We first describe how the difficulties currently facing the airline industry have adversely affected our cashflows and the effect these reduced cashflows has had and is likely to have on our ability to make payments on the certificates. We then describe other risks which may further adversely affect our cashflow. These risks and uncertainties are not the only ones relevant to the certificates, the notes and guarantees, the trust or Airplanes Group.

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

RISKS RELATING TO PAYMENT ON THE NOTES AND CERTIFICATES

OUR REDUCED CASHFLOWS MEAN THAT WE ARE UNABLE TO MAKE PAYMENTS ON JUNIOR NOTES AND CERTIFICATES.

     We have been unable to meet all of the base case assumptions either in our original prospectus dated March 28, 1996 (the "1996 BASE CASE") or in our prospectus dated March 8, 2001 (the "2001 BASE CASE"). In light of continued lease restructurings and a weak leasing market generally, as more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", we are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and class D notes, since the December 15, 2003 payment date. Even though, as a result of the consent solicitation (described more fully in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") we are now able to sell aircraft which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at May 17, 2004 was $24.3 million in arrears. It is highly unlikely that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

BACKGROUND

Class A principal adjustment amount

     As a result of our low revenues and a greater than assumed decline in the appraised value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent of available cashflows in order to maintain certain loan to current appraised value ratios on the class A notes. We have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount, resulting in accumulating arrears. In the year to January 31, 2004, there has been a decline of 15.21% in the appraised value of our fleet, being $176 million greater than the decline assumed in setting the payment schedules on our notes. This has resulted in an increase in the arrears of class A principal adjustment amount from $343.5 million to $451.2 million at February 17, 2004 (the first payment date following the 2004 appraisals).

     Class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes. If, on any payment date, we were unable to make payment in full of class A principal adjustment amount, then by definition we were unable to make any scheduled principal payments on the class C and D notes. Between February 1999 and March 2000, we were unable to make some scheduled principal payments on the class C and D notes and since April 2000 we have not paid any scheduled principal on the class C and D notes (or paid any minimum interest on the class E notes) which continues to be deferred.

Class A minimum principal amount

     To the extent that we have sufficient available funds, we are also required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals referred to above.) As a result of earlier payments of class A principal adjustment amount described above we remained ahead of the required class A minimum principal payment schedule. However as described above, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore on that date we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows and we were unable to fund the "Second Collection Account Top-up" in full. Beginning on the December 15, 2003 payment date our cashflows were insufficient to allocate any funds at all to the "Second Collection Account Top-up" or to pay minimum principal on the class A notes in full. Minimum principal arrears on the class A notes were $24.3 million following the May 17, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date.

Class B, C and D notes

     It is highly unlikely that we will ever be able to resume making payments of interest or principal on the class B, C and D notes. Given our failure to pay interest when due on these notes beginning on the December 15, 2003 payment date, interest has begun to accrue on the unpaid interest in accordance with the terms of the notes and will continue to accrue until all interest arrears are paid in full. Since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cashflows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. The minimum principal arrears on the class A notes on each payment date have been and will continue to be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash were available at any subsequent time to make payments ranking below class A minimum principal, cashflows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cashflows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished.

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

Ratings

     This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which continue to re-evaluate structured aircraft financings.

     Set out in the table below are the ratings of our certificates at June 14, 2004:-

                                                              OUTSTANDING
                                                               PRINCIPAL
                                                               BALANCE AS
                                                               AT MAY 17,                     MOODY'S (S&P
                        CERTIFICATE                               2004       S & P   FITCH     EQUIVALENT)
                        -----------                           ------------   -----   -----   ---------------
Subclass A-6................................................    $ 74.5m      AA-     BBB-    A2 (A)
Subclass A-8................................................    $700.0m      A       BB      Baa3 (BBB-)
Subclass A-9................................................    $750.0m      BB+     BB      Ba2 (BB)
Class B.....................................................    $226.8m      D       CCC     Caa2 (CCC)
Class C.....................................................    $349.8m      D       CCC     Caa3 (CCC-)
Class D.....................................................    $395.1m      D       CC      Ca (CC)

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

SUBORDINATION PROVISIONS RESTRICT THE RIGHTS OF JUNIOR NOTEHOLDERS AND CERTIFICATE HOLDERS.

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. For example, a failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if, as occurred on December 15, 2003, when we were unable to pay interest on the class B, C and D notes, an event of default occurs with respect to a class of notes which is not the most senior class outstanding, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full. The class A notes are the most senior class of notes currently outstanding.

CERTIFICATEHOLDERS HAVE NO SECURITY INTEREST IN THE AIRCRAFT OR THE LEASES TO SECURE OUR REPAYMENT OF THE CERTIFICATES.

     None of the certificateholders, the trustee or the security trustee has any security interest, mortgage, charge or similar interest in any aircraft in our portfolio or in the related leases. If an actionable event of default occurs, neither the certificateholders nor anybody acting on their behalf can sell the aircraft or exercise other remedies with respect to the aircraft or the leases to repay the principal and interest, which they would have been able to do if they had held a security interest in the aircraft or the leases. Airplanes Limited and Airplanes Trust have, however, pledged to the security trustee, as security for the notes and their other obligations, one-third of the ordinary share capital of each of AeroUSA, Airplanes Holdings and their subsidiaries, cash balances in the accounts and investments made with our cash balances.

THE TRUST HAS LIMITED SOURCES OF INCOME.

     The trust is a pass through trust. The principal assets of the trust are the notes and guarantees, and its only sources of payment on the certificates are payments by Airplanes Limited and Airplanes Trust on those notes and guarantees, including proceeds from any disposition of them. If Airplanes Limited and Airplanes Trust do not make payments on the notes and guarantees to the trust, the trust has no other funds to make payments to certificateholders on the certificates. The certificates and notes are not guaranteed by the trustee, the security trustee, the indenture trustee, the servicer, the administrative agent, the cash manager or any of their affiliates, and certificateholders cannot look to them or anyone else to repay them if the trust defaults in payment on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE LIMITED SOURCES OF INCOME.

     The principal assets of Airplanes Limited and Airplanes Trust are shares of their direct subsidiaries and intercompany loans to their direct and indirect subsidiaries. Airplanes Limited and Airplanes Trust do not directly own any of the aircraft and are dependent on payments and distributions from their subsidiaries for their cashflow. If their subsidiaries do not make principal or interest payments to Airplanes Limited and Airplanes Trust on the intercompany loans, or if their subsidiaries do not make any distributions to them, Airplanes Limited and Airplanes Trust would have less cash available to make payments to the trust on the notes or guarantees. Also, if withholding or other taxes are imposed on payments or distributions to Airplanes Limited and Airplanes Trust, or if other significant tax liabilities arise, Airplanes Limited and Airplanes Trust would have less cash available to make payments to the trust. In these circumstances, the trust's cashflows would be further reduced.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE OTHER CLAIMS THAT RANK SENIOR TO THE NOTES AND GUARANTEES.

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

     Any claims on the subsidiaries of Airplanes Limited and Airplanes Trust are effectively senior to the notes and guarantees because the subsidiaries would generally have to make payments on those claims before making payments or distributions to Airplanes Limited and Airplanes Trust. These claims include any payment obligations to lessees and other contingent liabilities, such as liabilities to third parties from operating and leasing the aircraft. There may also be liabilities of this type that arose before we acquired our subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 of which we are not aware. If the subsidiaries are called upon to pay any of these contingent liabilities, our cashflows would be further reduced.

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

WE HAVE NO MANAGEMENT RESOURCES AND DEPEND ON SERVICE PROVIDERS TO OPERATE OUR BUSINESS AND COLLECT OUR REVENUES.

     We have no employees or executive management resources of our own and rely solely on the servicer, administrative agent, cash manager and other service providers for all aircraft servicing, leasing, re-leasing, sales and other executive and administrative functions relating to our portfolio. If these service providers do not perform their contractual obligations to us, our operations and cashflow may suffer, thereby adversely affecting the timing of payments on, and ultimate repayment of, the certificates. We may find it difficult to recover damages for any of these third parties' poor performance pursuant to their contracts and may not be able to terminate these contracts by ourselves. In particular, our rights to terminate the servicing agreement are very limited. We cannot guarantee that we will continue our arrangements with the existing service providers or that they will continue their relationship with us until the certificates are paid in full. If a service provider resigns or if we terminate any service provider, we may be unable to find a suitable replacement that we can engage on suitable terms, which would harm our operations and impede our cashflow. The appointment of replacement service providers may also cause the rating agencies to lower or withdraw the ratings on the certificates. You should refer to "Item 10. Directors and Executive Officers of the Registrants" for more detailed information on the responsibilities we have delegated to the service providers.

THE SERVICER WILL NOT BE LIABLE TO US FOR LOSSES WE INCUR IN CONNECTION WITH ITS PERFORMANCE OF THE SERVICES.

     The servicer will not be liable to us for losses we incur in connection with its performance of the services, except where a court has finally adjudicated that the losses have been directly caused by the servicer's willful misconduct or gross negligence. In addition, we have agreed to indemnify the servicer on an after-tax basis for a broad range of losses in connection with its performance of the services. Any such indemnification payments would rank senior to payments on the notes and certificates, which would further reduce available cashflow.

WE DEPEND ON SWAP COUNTERPARTIES IN MANAGING INTEREST RATE RISKS. IF OUR SWAP COUNTERPARTIES DEFAULT, OR IF WE ARE UNABLE TO FIND ELIGIBLE SWAP
COUNTERPARTIES, THERE MAY BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASHFLOW.

     We manage interest rate risks arising from any mismatch between fixed and floating rate lease rental receipts and our floating rate interest obligations (the only interest obligations we are currently able to pay) through swaps and other derivative instruments. This strategy for managing interest rate risks is dependent upon our ability to enter into interest rate swaps with eligible counterparties and on the counterparties fulfilling their contractual obligations. If a counterparty defaults or if we are unable to find eligible counterparties willing to enter into interest rate swaps with us because of our financial condition, a mismatch between our floating rate interest obligations and our fixed and floating rate lease receipts may arise, which could further harm our cashflow.

     As further discussed under "Item 7A. Quantitative and Qualitative Disclosures about Market Risks -- Interest Rate Risk and Management" we have reviewed and modified our hedging policy with the approval of the rating agencies and no longer enter into hedges of the class B notes and certificates as we ceased payments of interest on these notes and certificates on the November 17, 2003 payment date. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Our cashflows are insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, we have not included this cash balance in our hedging calculations since the end of 2003.

     Our indentures required that any counterparty with whom we enter into a swap have at least a short-term unsecured debt rating of A-1+ from Standard & Poor's and a long-term unsecured debt rating of A1 from Moody's. It was proving increasingly difficult to find counterparties meeting these requirements and therefore, as further described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust resolved to undertake a consent solicitation seeking, among other things, to amend the indentures so as to reduce the required rating for a swap counterparty to a short-term unsecured debt rating of at least A-1 from Standard & Poor's and a long-term unsecured debt rating of at least A2 from Moody's or otherwise as approved by the Board with the prior agreement of the rating agencies. The consent solicitation was successful and the indentures accordingly amended in September 2003. We believe that the amendment to the indentures should help us to identify eligible counterparties to enter into interest rate swaps to hedge our interest rate exposure in respect of the class A notes and certificates. However, because of our financial condition, we may nevertheless be unable to find counterparties willing to enter into swaps with us, and/or it may become more expensive for us to enter into swaps with eligible counterparties.

GECAS, THE SERVICER, MAY HAVE CONFLICTS OF INTEREST IN MANAGING OUR PORTFOLIO AS A RESULT OF ITS OTHER AIRCRAFT MANAGEMENT ACTIVITIES.

     In addition to acting as the servicer for Airplanes Group, GECAS manages a large portfolio of aircraft owned by its affiliates, including the GE group of companies, and third parties, including other securitization vehicles such as Lease Investment Flight Trust and Aircraft Finance Trust. GECAS also arranges aircraft or engine financings and other lease transactions and GE Capital, an affiliate of GECAS, is the owner of the class E notes. GECAS may therefore face conflicts of interest in managing and marketing our portfolio for re-lease or sale. The aircraft it manages for itself or others may compete with our aircraft when they are being marketed for re-lease or sale. These conflicts will arise as decisions affecting some aircraft that GECAS is managing or that GECAS or one of its affiliates owns may be adverse to other aircraft also managed by GECAS. The servicing agreement provides that the standard of care applicable in cases where such conflicts arise requires that GECAS not discriminate between aircraft on an unreasonable basis. For a fuller description of the standard of care, see "Item
10. Directors and Executive Officers of the Registrants -- The Servicer -- The Servicing Agreement." While GECAS has agreed to perform the services for us with reasonable care and diligence at all times, GECAS may give preference to its affiliates and other third parties under the terms of its other marketing and servicing arrangements. In addition, GECAS is not obliged to inform us of any conflicts of interest of which it is aware. If, as a result of a conflict of interest, GECAS makes a decision potentially adverse to us, it could have a material adverse effect on the servicing of our aircraft, which may cause additional reductions in our cashflow, see "Item 10. Directors and Executive Officers of the Registrants -- The Servicer" for more information on the activities of the servicer.

THE ADMINISTRATIVE AGENT AND CASH MANAGER MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR PARENT COMPANIES' OTHER AIRCRAFT MANAGEMENT ACTIVITIES AND OWNERSHIP INTERESTS.

     debis AirFinance B.V. and debis AirFinance Ireland, parent companies of the administrative agent and the cash manager, manage a large portfolio of aircraft owned by themselves, their affiliates and third parties. debis AirFinance Ireland also acts as the servicer for AerCo Limited, a securitization vehicle similar to Airplanes Group, and currently holds substantially all of the class D-2, E-1 and E-2 notes issued by AerCo. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager for AerCo. As a result, the administrative agent and the cash manager of Airplanes Group may from time to time have conflicts of interest in performing their obligations to Airplanes Group. While the roles of the administrative agent and the cash manager are more limited than those of the servicer, any conflicts of interest that they cannot resolve could have an adverse impact on our cashflow.

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

RISKS RELATING TO THE AIRCRAFT

THE COMMERCIAL AIRCRAFT MARKET IS CYCLICAL. DECREASED DEMAND FOR OR EXCESS SUPPLY OF AIRCRAFT CAN DEPRESS AIRCRAFT VALUES AND LEASE RATES, WHICH MAY CAUSE US TO BE UNABLE TO RE-LEASE OR SELL AIRCRAFT ON FAVORABLE TERMS AND CAN DECREASE CASHFLOW.

     The market for commercial jet aircraft is cyclical and can produce sharp increases or decreases in aircraft values and lease rates depending on the level of supply or demand. During the past three years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. The effects of this downturn were exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the war in Iraq, terrorist attacks in various locations and the outbreak of Severe Acute Respiratory Syndrome (SARS). The threat of terrorist attacks continues to deter air travel. The drop in passenger demand has led to reductions in flight schedules and a consequent oversupply of aircraft (including aircraft available for lease), as well as severe financial difficulties for many airlines. Over the past three years, we have experienced increased aircraft downtime, steeper than expected declines in lease rates, additional lease restructurings, unanticipated redeliveries of aircraft with associated costs, and a fall in the realizable value for aircraft (particularly older technology models) in open market sales.

     Airlines increasingly prefer jet aircraft to turboprop aircraft, and new generation Stage 3 aircraft to older Stage 3 aircraft (which make up a significant proportion of our portfolio), and so the markets for these types of aircraft remain unfavorable in terms of both aircraft values and lease rates.

     The conditions in the aircraft market depend upon, among other things, the business cycle for the lessees and buyers, as well as general economic conditions worldwide or in specific regions. The condition of the market at the time when any of our aircraft are being marketed for re-lease or sale will affect our ability to re-lease or sell those aircraft on satisfactory terms. Unsatisfactory market conditions, particularly for older aircraft, such as those we are currently experiencing, mean that the lease rates and, where applicable, sales proceeds that we obtain are unfavorable and less than those assumed in the 2001 Base Case, resulting in decreased cashflows. We cannot predict when, if at all for certain aircraft types, the market will recover.

THE AIRCRAFT VALUES AND LEASE RATES FOR AIRCRAFT MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF FACTORS OUTSIDE OUR CONTROL AND AFFECT OUR CASHFLOW.

     Decreases in aircraft values or lease rates cause a decrease in our cashflows. Depending on market conditions, we may be unable to re-lease or sell aircraft on terms that will allow us to make payments on the notes and certificates. Aircraft values and lease rates depend on various factors that are outside our control, including:

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

     - legal or regulatory requirements that prevent or diminish the opportunity or ability to re-lease or sell that type of aircraft or make it more expensive to do so;

     -  the discovery of manufacturing defects in an aircraft model; and

     -  new regulatory requirements relating to an aircraft model.

THE CONCENTRATION OF AIRCRAFT TYPES IN OUR PORTFOLIO COULD MAGNIFY THE IMPACT OF DECLINES IN LEASE RATES OR AIRCRAFT VALUES AND ADVERSELY AFFECT OUR CASHFLOW.

     As of March 31, 2004, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of our portfolio by appraised value as of January 31, 2004 and, in addition, each of the B737-300, B737-500, B767-300ER, DC8, MD-11 and F-100 models of aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2004. Furthermore, at March 31, 2004, widebody aircraft comprised more than 15%, and turboprop aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2004. The concentration on particular models or types of aircraft magnifies the adverse impact to our cashflow of a decline in lease rates or aircraft values for these models or types of aircraft and of specific governmental or technical regulations imposed on those aircraft types. In this connection, we have seen
(x) decreasing popularity of the turboprop aircraft, the cessation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2004, accounted for approximately 1.4% of our portfolio by appraised value as of January 31, 2004, and (z) Airworthiness Directives ("ADS") with respect to the MD-80s, MD-11s and B737s, all as described more fully below in "-- The Aircraft, Related Leases and Collateral." These events have caused, and are likely to continue to cause, our overall lease rates and the aircraft values to significantly decrease and may cause us to incur significant costs which would further reduce our cashflow. Given the current oversupply of aircraft, particularly newer types, the market for some of our older types of aircraft such as MD-80s and F-100s may never recover to previous levels.

CURRENT APPRAISED VALUES OF THE AIRCRAFT ARE LOWER THAN THE VALUES NEEDED TO REPAY A PROPORTIONATE AMOUNT OF THE NOTES AND CERTIFICATES AND THE ACTUAL MARKET VALUE OF THE AIRCRAFT IS LESS THAN THE APPRAISED VALUE.

     The appraised values of the aircraft are determined based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models or manufacturers ceasing production, and expected declines in lease rates. Appraised values for an aircraft do not necessarily reflect the market value for the aircraft at a specific time and you should not rely on appraised values as an indication of the price that we could obtain if we sold an aircraft. The aircraft market is cyclical and there may be imbalances of supply and demand at any one time, especially for specific aircraft types. At the high point in the industry cycle, the current market value of some aircraft may be at or above their appraised values while the current market value of others may be significantly less than their appraised values. At a low point in the industry cycle such as we are experiencing currently, the current market value of most aircraft types is generally less, or in many cases, much less, than appraised values. As of the date of this Form 10-K the appraised value of each of our aircraft is higher and in some cases, such as the MD-11s, significantly higher than its market value.

     The current appraised values of all of our aircraft are below and, in some cases, significantly below, the values necessary to repay a proportionate amount of the notes and certificates upon sale of such aircraft. In most cases we do not expect the appraised values to recover. Because market values of our aircraft have also declined significantly we were unable to meet certain indenture requirements for aircraft sales. We therefore decided to have a consent solicitation (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Consent Solicitation for Indenture Amendment") in order to amend the indentures to enable us to sell aircraft free of such requirements where a sale is the best economic option for an aircraft. As a result, when recommended to do so by the servicer and administrative agent, we are currently selling aircraft at prices which cannot repay a proportionate amount of the notes and certificates, but in circumstances where we believe there are no existing or foreseeable better alternative economic prospects for an aircraft. We believe that in such circumstances it is better to realize what cash we can as soon as possible.

     Since we are no longer able to pay class A principal adjustment amount and since, as a result of our consent solicitation, we are no longer required to sell our aircraft at or above the note target price, the appraised values of our aircraft are now of little significance except as a basis for providing statistical information on the portfolio and for complying with certain technical provisions in the indentures.

SOME OF OUR LESSEES MAY EXERCISE PURCHASE OPTIONS AT PRICES THAT ARE LESS THAN THE PROPORTIONATE SHARE OF THE UNPAID PRINCIPAL OF THE NOTES AND CERTIFICATES ALLOCABLE TO THE RELEVANT AIRCRAFT THEREBY REDUCING CASH AVAILABLE TO US TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     As of March 31, 2004, five lessees had options to purchase a total of 6 aircraft, representing 3.81% of our portfolio by appraised value as of January 31, 2004. The purchase price will be less than the proportionate share of the unpaid principal of the notes and certificates allocable to the aircraft being purchased. If those options are exercised, there could be additional reductions in our cashflows.

WE MAY BE UNABLE TO REPOSSESS, RE-LEASE OR SELL THE AIRCRAFT IF THE LESSEES DO NOT DISCHARGE LIENS ON THE AIRCRAFT, WHICH WOULD REDUCE OUR CASHFLOW.

     Liens which secure the payment of airport taxes, customs duties, air navigation charges, landing charges, crew wages, repairer's charges or salvage may attach to the aircraft in the normal course of operations. The sums which these liens secure may be substantial and could exceed the value of the aircraft. In some jurisdictions, a holder of aircraft liens may have the right to detain, sell or cause the forfeiture of the aircraft. While our lessees are generally required to discharge all liens arising during the term of their leases, their failure to discharge any liens may impair our ability to repossess, re-lease or sell the aircraft if the lessee defaults, which could further reduce our cashflow.

OUR LESSEES MAY FAIL TO MAINTAIN REGISTRATION OF OUR AIRCRAFT, WHICH MAY AFFECT THEIR ABILITY TO MAKE PAYMENTS TO US AND REDUCE OUR CASHFLOW.

     All aircraft in operation must be duly registered with an appropriate aviation authority. If any lessee fails to maintain a valid registration of an aircraft, the lessee operator or, in some cases, the owner or lessor may be subject to penalties which may result in a lien being placed on the aircraft. Loss of registration could also have other adverse effects, including grounding of the aircraft and loss of insurance, which may prevent the aircraft from generating cashflow.

THE AVAILABILITY OF NEWER, MORE TECHNOLOGICALLY ADVANCED AIRCRAFT MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASHFLOW.

     The availability of newer, more technologically advanced aircraft could adversely affect our ability to re-lease or sell our aircraft because lessees and buyers of used aircraft tend to favor these newer, more technologically advanced models. Within the last three years demand for some older narrowbody Stage 3 aircraft, which make up a significant proportion of our portfolio, has been adversely affected by the availability of new generation narrowbody Stage 3 aircraft. Although this risk is common to all aircraft lessors, it is particularly significant for us because we have a comparatively older portfolio (the weighted average age of the portfolio at March 31, 2004 by appraised value as at January 31, 2004 is 13.08 years) and will need to re-lease all of our aircraft at least once before the final maturity date of the certificates. Our ability to manage these technological risks through modifications to aircraft is limited by the significant costs of modifications and by the restrictions imposed on modifications to aircraft under the indentures.

     In addition, in light of the age of our fleet, should the current oversupply of aircraft continue in the longer term, our aircraft are highly likely to become obsolete earlier than the useful life expectancies assumed in the 2001 Base Case and/or it is highly likely that we will be unable to realize the residual values assumed in the 2001 Base Case at the end of the useful lives of certain of our aircraft.

INCREASED REGULATION OF THE AIRCRAFT INDUSTRY MAY CAUSE US TO INCUR MORE EXPENSES OR MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASHFLOW.

     The aircraft industry is heavily regulated and aviation authorities may adopt additional regulations in jurisdictions where our aircraft are registered or operate. In particular, governmental regulations, especially in North America and Europe, impose increasingly strict noise and emissions levels and enhanced safety and security requirements for aircraft, such as fire safety insulation, traffic collision avoidance systems and emergency locator transmitters. We may have to incur significant costs in order to comply with additional regulations. In addition, because our portfolio is composed of a significant number of older aircraft and we have a heavy concentration of some types of aircraft, increasingly stringent noise or emissions regulations that disproportionately affect older aircraft or particular types of aircraft, could have a significant adverse impact on our results. We could incur significant costs in order to comply with these regulations and aircraft that fail to comply with noise or emissions regulations could be prohibited from flying into some jurisdictions, which would adversely affect their values and lease rates. We will also incur significant costs in connection with other U.S. Federal Aviation Administration ("FAA") regulations. For example, it will cost an estimated $12.3 million to comply with the MD-11 and MD-80 fire safety regulations, $6.1 million of which has been incurred to date in relation to fourteen aircraft.

RISKS RELATING TO THE LEASES AND CASHFLOW FROM LEASE PAYMENTS

OUR OPERATIONAL AND FINANCIAL RESTRICTIONS AFFECT OUR ABILITY TO COMPETE AND GENERATE CASHFLOW.

     The indentures and constitutive documents of Airplanes Limited and Airplanes Trust impose restrictions on how we operate our business. These restrictions limit our ability to compete against other lessors who are not subject to similar restrictions or who have greater financial resources than we do. For example, we are not permitted to grant concessionary rental rates to airlines in return for equity investments in the airlines. There are also restrictions on potential lessees and limits on leasing to lessees in particular geographic regions. Many competing aircraft lessors do not operate under similar restrictions or have a stronger financial position or other strengths and therefore have a competitive advantage over us when negotiating leases and sales. These restrictions could further adversely affect the amount and timing of cashflows.

     Additionally, prior to the amendments to the indentures following our consent solicitation, as further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", we could not have sold aircraft at prices below a specified target price except in limited circumstances and in limited aggregate amounts, which restricted our ability to sell aircraft to generate cashflow. Following the consent solicitation we amended the indentures to permit sales below note target price where the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met.

     Whilst we expect that such an amendment of the indentures should help us generate cash sales proceeds for aircraft that have little, if any, economic future and enable us to eliminate expenditures on storage, insurance and maintenance for those aircraft, we do not expect any such sales to yield proceeds which are sufficient to pay a proportionate amount of the notes and certificates.

OUR CASHFLOWS WILL BE ADVERSELY AFFECTED IF WE CANNOT RE-LEASE AIRCRAFT QUICKLY AND ON FAVORABLE TERMS.

     We may not be able to re-lease the aircraft upon expiration or termination of the leases without incurring significant downtime. If we cannot quickly re-lease the aircraft, or if we cannot obtain favourable rates and lease terms for the aircraft, our cashflows will be adversely affected. Our ability to re-lease aircraft at acceptable lease rates and terms may suffer because of a number of factors, including:

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

     For the reasons discussed above and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" the airline industry is suffering some of the worst times in aviation history. Our cashflows are suffering as a result of an oversupply of aircraft for lease, increased aircraft downtime and an overall decline in lease rates. We cannot predict when, if at all for certain aircraft types, the market will recover to previous levels.

     The following table shows the number and type of aircraft as of March 31, 2004 that we must re-lease during the next five years. The table assumes that
(1) no lease terminates early, (2) there are no sales of aircraft and (3) existing letters of intent will result in leases. Additional aircraft may need to be re-leased if they become available through early terminations, if letters of intent do not result in leases or if new leases are for short terms.

   AIRPLANES GROUP EXPECTED LEASE PLACEMENT REQUIREMENT AS OF MARCH 31, 2004

                                                                  YEAR ENDING DECEMBER 31,
                                                            ------------------------------------
AIRCRAFT TYPE                                               2004    2005    2006    2007    2008
-------------                                               ----    ----    ----    ----    ----
A300-B4-200.............................................      1      --      --      --      --
A300-C4-200.............................................     --       1      --      --      --
A320-200................................................      5      --      --       1       4
ATR42-300...............................................      3      --      --       1      --
B737-200A...............................................      4       4       4       1      --
B737-300................................................      1      --       6       1       1
B737-400................................................      4       9       3       2       2
B737-500................................................      2       4       3      --      --
B747-200SF..............................................     --      --      --      --      --
B757-200................................................     --       1       2      --      --
B767-200ER..............................................     --      --      --       1      --
B767-300ER..............................................     --       1      --       1       2
DC8-71F.................................................     11       6      --      --      --
DC8-73F.................................................      1      --      --      --      --
DC9-32..................................................      5      --      --      --      --
DHC8-100................................................      2       1       2      --       1
DHC8-300................................................      2       2       1       3       1
DHC8-300C...............................................      2      --      --      --      --
F-100...................................................     --       8      --       6       2
MD-11...................................................      3      --      --      --      --
MD-82...................................................     --      --       2      --      --
MD-83...................................................      5       2       4       7       4
MD-87...................................................      1      --      --      --      --
                                                            ---     ---     ---     ---     ---
Total...................................................     52      39      27      24      17
                                                            ===     ===     ===     ===     ===

     Our longest lease is scheduled to expire in June 2014. Therefore we will be required to re-lease all of our aircraft at least once before the final maturity date for the certificates. We currently expect that the majority of our fleet will prove difficult to re-lease because of the factors noted above, particularly turboprop aircraft, older widebody aircraft, Stage 2 aircraft and some older Stage 3 narrowbody aircraft. If we cannot on a timely basis re-lease the aircraft that are coming off lease or can only re-lease them at lease rates lower than the lease rates assumed in our 2001 Base Case, our cashflow will be further reduced with the potential consequences described above under "-- Risks Relating to Payment on the Notes and Certificates." There are currently 43 aircraft which are scheduled to come off lease within a year from March 31, 2004. Our forecasts assume that future lease rates for many of these aircraft will be significantly lower than currently contracted rates.

WE MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES, CONSENTS AND APPROVALS, AND CONSEQUENTLY OUR CASHFLOW MAY BE REDUCED.

     A number of lessees require specific licenses, consents or approvals for different aspects of the lease. These include consents from governmental or regulatory authorities to make payments under the leases and to the import, re-export or de-registration of the aircraft. If they cannot obtain the required governmental licenses, consents and approvals, if these requirements are increased by subsequent changes in applicable law or administrative practice, or if the licenses, consents or approvals are withdrawn, we may be unable to re-lease or sell our aircraft. In that case, our cashflow would be further reduced.

LESSEES MAY NOT PERFORM REQUIRED AIRCRAFT MAINTENANCE, CAUSING THE AIRCRAFT VALUES AND LEASE RATES TO DECLINE AND THEREBY REDUCING OUR CASHFLOW.

     The standard of maintenance observed by our lessees and the condition of the aircraft at the time of lease or sale may also affect the aircraft values and lease rates on our aircraft. If a lessee fails to perform required or recommended maintenance on an aircraft during the term of the lease or does not comply with all applicable governmental requirements, the aircraft could be grounded and we may incur substantial costs to restore the aircraft to an acceptable maintenance condition before its re-lease or sale. Also, an increasing number of lessees no longer provide any cash maintenance reserves. If the lessees do not perform their maintenance obligations in any month, or if the maintenance costs for any month exceed the maintenance payments made by the lessees or are more than our maintenance reserves, we will have to fund these maintenance costs out of cashflow from the leases for that month. As a result, our cashflow may be volatile from month to month after paying significant maintenance costs, especially as the aircraft age.

OUR AIRCRAFT INSURANCE MAY NOT BE AVAILABLE OR MAY NOT BE ADEQUATE TO COVER THE LOSSES OR LIABILITIES WE INCUR, THEREBY REDUCING CASHFLOW.

     Our lessees are required under the leases to maintain property and liability insurance covering their operation of the aircraft and to indemnify us against any damages. Although we believe that the required levels of insurance are prudent and reasonable in the context of industry experience and practice, we cannot guarantee that losses and liabilities from one or more aviation accidents and other catastrophic events will not exceed the insurance coverage limits. If the proceeds of insurance held by the lessees or contingent policies held by us do not cover the losses or liabilities we incur, or if our lessees default in fulfilling their insurance or indemnification obligations, we would have to cover these losses or liabilities which would further reduce our cashflow.

     The effects of the events of September 11, 2001, have included, amongst other things, increased insurance premiums required by the insurance markets. In particular, airlines worldwide continue to experience difficulties in maintaining war insurance cover and some other types of insurance cover in the amounts required under their leases with us and other lessors. These insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes and the emergence of a limited available insurance market, however, failure by a lessee to obtain adequate insurance cover as required under its lease could result in the relevant aircraft being grounded. This would likely further reduce our cashflows if, as a result, aircraft were returned early and/or we do not receive rental payments from lessees which are affected by such developments.

OUR HEDGING POLICY MAY NOT ADEQUATELY MANAGE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS, AND WE MAY NOT BE ABLE TO PURCHASE AN ADEQUATE PORTFOLIO OF SWAPTIONS IF REQUIRED TO MITIGATE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS. IN THIS CASE, THERE COULD BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASHFLOW.

     We currently manage our interest rate risks, including the associated lessee credit risks, through the use of swaps. In the past we have also hedged the associated lessee credit risks through the use of swaptions. Following consultation with the rating agencies in the year ended March 31, 2002, it is not currently proposed to purchase any further swaptions primarily due to the low interest rate environment and our current cashflow performance.

     If we are required by the rating agencies to purchase swaptions, the premium would be payable at two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a "minimum hedge payment" and would be payable fourth in Airplanes Group's order of priority of payments (ahead of class A minimum principal amount). The other 50% of the premium is expended as a "supplemental hedge payment" and would be payable seventeenth in Airplanes Group's order of priority of payments but given our current cashflow performance it is highly unlikely we would ever be able to make such payment.

     In light of our current financial condition and our current or future ratings, we may also be unable to find counterparties willing to enter into swaps with us. If our hedging policy does not adequately manage our interest rate risks, including the associated lessee credit risks, we cannot find swap counterparties or we do not have sufficient cashflow to purchase the total amount of any swaptions required, a mismatch between our floating rate interest obligations (the only interest obligations we are currently able to pay) and fixed and floating rate lease receipts may arise, which could further harm our cashflow. Additionally, because of our financial condition the cost of entering into swaps may increase and further reduce our cashflow.

     See "Item 7A. Quantitative and Qualitative Disclosures about Market Risks -- Interest Rate Risk and Management" for a discussion of changes we have made to our hedging policy.

WITHHOLDING TAXES MAY BE IMPOSED ON LEASE RENTALS, INCREASING OUR COSTS AND REDUCING OUR CASHFLOW.

     We have tried to structure our leases so that either withholding taxes do not apply to lease payments or, if withholding taxes do apply, the lessees are obliged to pay corresponding additional amounts so that we always receive the full lease payment. However, if withholding taxes must be paid and we cannot recover additional amounts from the lessees, that would further reduce cashflow.

RISK OF LESSEE DEFAULT

LESSEES IN WEAK FINANCIAL CONDITION COULD FAIL TO MAKE LEASE PAYMENTS, CAUSING OUR REVENUES TO FALL.

     There is a significant risk that lessees in weak financial condition may default on their obligations under the leases. If lessees do not make rent and maintenance payments or are significantly in arrears, our cashflow will be further reduced. The ability of each lessee to perform its obligations under its lease depends primarily on its financial condition, which may be affected by many factors beyond its control, including competition, fare levels, passenger demand, currency exchange rates, operating costs (including in particular fuel and labor costs), cost and availability of financing, and environmental and other governmental regulation. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the general economic conditions of the geographic regions where our lessees operate also affects their ability to meet their lease obligations. Since the majority of our leases require lease payments in U.S. dollars, any weakness in the local currency in which a lessee operates against the U.S. dollar could also adversely affect its ability to pay us.

     The prolonged downturn in the airline industry has resulted in a number of airlines experiencing severe financial difficulties. Some carriers, including two of our largest lessees as measured by appraised value of aircraft on lease to them (one Canadian and one Colombian) have filed for bankruptcy, while others, including many of our lessees, continue to announce large losses or face severe financial difficulties. We have agreed to rental holidays, rental restructurings, the early return of aircraft and similar measures for a number of lessees. You should expect that some of our current or future lessees will continue to be in a weak financial position, and a sizeable proportion of our lessees will continue to be in significant arrears on their rental or maintenance payments at any particular time.

     The current level of defaults and arrears may not even be representative of future defaults and arrears, and defaults and arrears may increase if the airline industry faces continued difficulties. Some regions where our lessees are based, such as Asia or Latin America, may be more susceptible than others to economic downturns. See "-- The Aircraft, Related Leases and Collateral -- The Lessees" below for a more detailed discussion of the regional concentrations of our lessees and economic conditions which may impact their financial condition and ability to perform their obligations to us. Whatever the cause, any financial weakness on the part of our lessees may result in further reduced cashflows.

WE MAY NOT BE ABLE TO TERMINATE LEASES OR REPOSSESS AIRCRAFT WHEN A LESSEE DEFAULTS, CAUSING US TO INCUR UNEXPECTED REPOSSESSION COSTS THAT REDUCE OUR CASHFLOW.

     If there is an event of default under a lease, we have the right to terminate the lease and repossess the aircraft. However, it may be difficult, expensive and time-consuming for us to enforce our rights in some circumstances, especially if the lessee contests the termination or is bankrupt or under court protection. Delays resulting from proceedings to repossess an aircraft add to the period when the aircraft is not generating cashflow for us. In addition, we may incur significant costs in trying to repossess an aircraft and in performing maintenance and other work necessary to make the aircraft available for re-lease or sale, including retrieval or reconstruction of aircraft records. We may also incur swap breakage costs. Our efforts to repossess an aircraft following a lessee's default may also be limited by the laws of the local jurisdiction which may delay or prevent repossession. If we do terminate a lease and repossess the aircraft, we may be unable to re-lease the aircraft promptly and/or at a satisfactory lease rate. All of this may further adversely affect our cashflow.

RISKS RELATING TO TAX

OWNING THE CERTIFICATES MAY HAVE TAX CONSEQUENCES FOR CERTIFICATEHOLDERS AND MAY REDUCE CERTIFICATEHOLDERS' INCOME.

     Ownership of the certificates may subject certificateholders to withholding of income taxes in the United States, Jersey or other jurisdictions in which Airplanes Group, its aircraft-owning and aircraft-leasing subsidiaries and the lessees are organized, reside or operate. The tax consequences of the purchase and holding of the certificates depend to some extent upon certificateholders' individual circumstances.

PRE-1998 AEROUSA LOSSES MAY NOT BE AVAILABLE TO OFFSET FUTURE TAXABLE INCOME OF AEROUSA, AS A RESULT OF WHICH AEROUSA MAY HAVE TO PAY ADDITIONAL U.S. FEDERAL INCOME TAX AND HAVE LESS CASHFLOW TO PAY AIRPLANES TRUST WHICH WILL HAVE LESS CASH TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     AeroUSA had net operating loss carryforwards for U.S. federal income tax purposes when GE Capital acquired all of the class E notes on November 20, 1998. As a result of that acquisition, AeroUSA's pre-1998 net operating loss carryforwards may only be utilized to offset up to $452,000 of taxable income per year. To the extent that the pre-1998 net operating loss carryforwards are not available to offset taxable income of AeroUSA in future years, AeroUSA will be required to pay additional U.S. federal income tax which will reduce the amount available to pay to Airplanes Trust and which will have a further negative impact on the cashflow of Airplanes Trust.

AEROUSA MAY INCUR ADDITIONAL TAX LIABILITIES AS A RESULT OF FILING CONSOLIDATED TAX RETURNS WITH GENERAL ELECTRIC COMPANY ("GE") OR DEBIS AIRFINANCE, INC. THERE WILL BE A NEGATIVE IMPACT ON THE CASHFLOW OF AIRPLANES GROUP IF AEROUSA INCURS ANY SUCH LIABILITIES.

     AeroUSA and its wholly owned subsidiary, AeroUSA 3 Inc. (together, the "AEROUSA GROUP"), filed U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. (now known as debis AirFinance, Inc.) and its subsidiaries (together, the "DEBIS AIRFINANCE U.S. TAX GROUP") through November 20, 1998. Since November 20, 1998, the AeroUSA group has filed U.S. federal consolidated tax returns and certain state and local tax returns with GE and its subsidiaries (together, the "GE U.S. TAX GROUP"). As members of the consolidated tax groups, the AeroUSA group is jointly and severally liable for the applicable U.S. federal or state and local tax liabilities of the debis AirFinance U.S. tax group for the period through November 20, 1998 and of the GE U.S. tax group for the period since November 20, 1998. There are no ongoing U.S. federal, state and local tax audits with respect to taxes previously reported by the debis AirFinance U.S. tax group.

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

     The receipt by Airplanes Trust or AeroUSA of any amounts from GE, debis AirFinance Ireland or debis AirFinance, Inc., as applicable, pursuant to the tax sharing agreements will depend upon the financial condition and liquidity of GE, debis AirFinance Ireland or debis AirFinance, Inc., as applicable, at the time any claim is made. To the extent any tax claims are successfully made against the AeroUSA group and those amounts are not indemnified by GE, debis AirFinance Ireland or debis AirFinance, Inc. under the relevant tax sharing agreements, those claims will have a negative impact on the cashflow of Airplanes Group. In addition, because the notes and certificates are not secured directly or indirectly by the aircraft or the leases, substantially all of the assets of the AeroUSA group, including the aircraft, would be available for attachment and satisfaction of any of those claims.

AIRPLANES LIMITED, AIRPLANES HOLDINGS AND AIRPLANES HOLDINGS' NON-U.S. SUBSIDIARIES MAY BE SUBJECT TO U.S. FEDERAL INCOME TAX AS A RESULT OF ACTIONS OF THE SERVICER OR ADMINISTRATIVE AGENT OR, IN THE CASE OF AIRPLANES HOLDINGS AND ITS IRISH TAX RESIDENT AIRCRAFT OWNING SUBSIDIARIES, BECAUSE THEY MAY NOT BENEFIT FROM THE U.S.-IRISH TAX TREATY, WHICH WOULD NEGATIVELY AFFECT THEIR CASHFLOW.

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

     In the event that Airplanes Limited, Airplanes Holdings or Airplanes Holdings' non-U.S. subsidiaries are subject to U.S. federal income tax on some or all of their income, their cashflow would be reduced.

THE OPERATIONS OF AIRPLANES LIMITED, AIRPLANES TRUST AND AEROUSA MAY BECOME SUBJECT TO IRISH CORPORATE TAXES WHICH WOULD REDUCE THEIR CASHFLOW.

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

WE WILL NOT PAY ANY ADDITIONAL AMOUNTS TO MAKE UP FOR ANY WITHHOLDING TAX THAT MAY APPLY AND REDUCE THE AMOUNTS CERTIFICATEHOLDERS RECEIVE.

     We will not make any additional payments to certificateholders for any withholding or deduction required by applicable law on payments on either the notes or the certificates. We will use reasonable efforts to avoid the application of withholding taxes or other deductions. If we cannot avoid the withholding, we have the right to redeem the notes and certificates. If withholding taxes are imposed on the notes or certificates and we do not redeem them, which is likely given our current financial condition, we will reduce the net amount of any interest that is passed through to certificateholders by the amount of any withholding or deduction.

WE MAY LOSE IRISH CORPORATE TAX BENEFITS WHICH WOULD FURTHER REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     Airplanes Limited owns 95% of the capital stock of Airplanes Holdings and GECAS owns the remaining 5%. The 5% shareholding by GECAS is intended to entitle Airplanes Holdings and some of its Irish tax-resident subsidiaries to continue to be eligible for a reduced rate of corporate tax and other corporate tax benefits for Shannon, Ireland certified companies, including a preferential 10% corporate tax rate. If GECAS reduces or relocates its operations for any reason so that it fails to maintain, among other things, specified employment levels in Ireland, or if GECAS resigns or its appointment is terminated in accordance with the terms of the servicing agreement, then Airplanes Holdings and those other companies (a) may become subject to Irish corporate taxation at general Irish statutory rates, which are currently 12.5% for 2004 and subsequent years, and
(b) may lose the ability to deduct interest payments to Airplanes Limited from their income in calculating their liability to Irish tax. The loss of these tax benefits would likely further materially adversely affect Airplanes Limited's cashflows.

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

     We have taken steps to structure Airplanes Group and our transactions, especially the 1996 transaction whereby we acquired our portfolio of aircraft from GPA Group (now known as debis AirFinance Ireland), to ensure that our assets would not be consolidated with the assets of debis AirFinance Ireland and would not become available to debis AirFinance Ireland's creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. If debis AirFinance Ireland or any of its subsidiaries becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from debis AirFinance Ireland's assets or that debis AirFinance Ireland's transfer of aircraft to us in 1996 was improper. As a result, the aircraft and our other assets could become available to repay debis AirFinance Ireland's creditors and we could lose all of our rights in the aircraft and our other assets. If that happens, our cashflows could be further reduced.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

OVERVIEW

     As of March 31, 2004, our portfolio comprised a total of 172 aircraft, of which 153 aircraft were on lease to 58 lessees in 35 countries and 19 aircraft were off-lease. At March 31, 2004, five of these off-lease aircraft were subject to letters of intent for sale. As of the date of this Form 10-K, four of the aircraft subject to letters of intent for sale had been sold and eight of the fourteen unplaced off-lease aircraft had become subject to letters of intent for sale. Since March 31, 2004, a further three aircraft have become off-lease and are available for marketing. As of March 31, 2004, the weighted average remaining contracted lease term of our portfolio (by appraised value as of January 31, 2004 and without giving effect to purchase options or extension options) was 27 months. Our longest lease is scheduled to expire in June 2014. Therefore we will be required to re-lease all of our aircraft at least once before the final maturity date of the certificates. See "Risk Factors -- Risks Relating to the Leases and Cashflows from Lease Payments" for a description of the risks certificateholders could face if aircraft are not re-leased.

APPRAISALS

     Under the indentures, we are required, at least once each year and in any case no later than March 1 of each year, to deliver to the indenture trustee, appraisals of the value of each of the aircraft in our portfolio from at least three independent appraisers. This value (the "APPRAISED VALUE") for each aircraft is the value for that aircraft at normal utilization rates in an open, unrestricted and stable market, adjusted to take account of the reported maintenance standard of that aircraft, except for the aircraft that are subject to finance leases, which are valued at their lease receivable book values. The appraisals are not based on physical inspection of the aircraft and do not take into account the value of the leases, maintenance reserves or security deposits.

     For the appraisals as of January 31, 2004, we obtained independent appraisals from three independent appraisers and calculated the appraised value of each aircraft by taking the average of the three appraisals. On this basis, the average appraised value for our portfolio of 172 aircraft was approximately $2,043.5 million as of January 31, 2004, as compared to $2,409.4 million for the same 172 aircraft based on appraisals as of January 31, 2003.

     The appraised value of each aircraft in our portfolio by each of the three independent appraisers as of January 31, 2004 can be found in "Airplanes Group Portfolio Analysis" below. The aggregate appraised values calculated by each of the three independent appraisers for our portfolio, calculated by adding up the appraised value by that appraiser of each aircraft in our portfolio, are as follows:

                                                                      AGGREGATE
                                                                   APPRAISED VALUE
APPRAISER                                                       AS OF JANUARY 31, 2004
---------                                                       ----------------------
                                                                    (IN MILLIONS)
Airclaims Limited...........................................           $1,804.9
Aircraft Information Services, Inc..........................            1,924.5
BK Associates, Inc..........................................            2,401.1

Average of three appraisers.................................           $2,043.5

     You should not rely on the appraised value as a measure of the realizable value of any aircraft. See "Risk Factors -- Risks Relating to the Aircraft" for a discussion of the risks associated with the appraised value.

     Additionally, since we are no longer in a position to maintain loan to current appraised value ratios by paying class A principal adjustment amount and since, as a result of the consent solicitation, we are no longer required to meet note target prices on sales of aircraft, there is now little significance to the appraised values, other than as a basis for statistical information on the portfolio.

PORTFOLIO INFORMATION

     The tables set forth below summarize important information about our portfolio. For a more detailed analysis of the aircraft, see "-- Airplanes Group Portfolio Analysis" below.

     As of March 31, 2004, 98.58% of the aircraft in our portfolio by appraised value as of January 31, 2004 held or were capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations (assuming for this purpose that turboprop aircraft are Stage 3 aircraft). We refer to this as being "STAGE 3" compliant and call these aircraft "STAGE 3 AIRCRAFT."

     The remaining 1.42% of the aircraft by appraised value as of January 31, 2004 held or were capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations but do not comply with the requirements for a Stage 3 aircraft. We refer to this as being "STAGE 2" compliant and call these aircraft "STAGE 2 AIRCRAFT." Most jurisdictions have adopted these U.S. classifications, which consider Stage 2 aircraft that have been hushkitted to be Stage 3 aircraft. For purposes of the table below, Stage 2 aircraft that have been hushkitted are considered to be Stage 3 aircraft and referred to as "STAGE 3HK."

     The following table lists the aircraft by type and number as of March 31, 2004 and the percentage of our portfolio they represent by appraised value as of January 31, 2004. For the purpose of this table, turboprop aircraft are considered to be Stage 3 aircraft.

                                                                                      % OF PORTFOLIO BY
                                                                                      APPRAISED VALUE AS
                                                     NUMBER OF                          OF JANUARY 31,
MANUFACTURER                      TYPE OF AIRCRAFT   AIRCRAFT    BODY TYPE    STAGE          2004
------------                      ----------------   ---------   ----------   -----   ------------------
Boeing (49.03%).................  B737-200A              11      Narrowbody      2            1.09
                                   B737-200A              2      Narrowbody    3hk            0.23
                                   B737-300               8      Narrowbody      3            5.84
                                   B737-300QC             2      Narrowbody      3            1.26
                                   B737-400              22      Narrowbody      3           18.75
                                   B737-500              11      Narrowbody      3            7.81
                                   B747-200SF             1      Freighter       3            0.79
                                   B757-200               3      Narrowbody      3            3.74
                                   B767-200ER             1      Widebody        3            1.49
                                   B767-300ER             4      Widebody        3            8.01
McDonnell Douglas (26.29%)......  DC8-71F                17      Freighter       3            6.05
                                   DC8-73CF               1      Freighter       3            0.47
                                   DC9-32                 5      Narrowbody      2            0.32
                                   MD-11                  3      Widebody        3            5.80
                                   MD-82                  2      Narrowbody      3            0.78
                                   MD-83                 23      Narrowbody      3           12.43
                                   MD-87                  1      Narrowbody      3            0.44
Airbus (13.51%).................  A300-B4-200             1      Widebody        3            0.20
                                   A300-C4-200            1      Widebody        3            0.41
                                   A320-200              12      Narrowbody      3           12.90
Fokker (5.50%)..................  F-100                  16      Narrowbody      3            5.50
De Havilland of Canada            DHC8-100                6      Turboprop       3            0.89
  (5.01%).......................   DHC8-300              13      Turboprop       3            3.61
                                   DHC8-300C              2      Turboprop       3            0.51
ATR (0.67%).....................  ATR42-300               4      Turboprop       3            0.67
                                                        ---                                 ------
  Total.........................                        172                                 100.00%
                                                        ===                                 ======

     The following table sets forth the exposure of our portfolio by lessee as of March 31, 2004 according to the number of aircraft and the appraised value as of January 31, 2004.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
LESSEE(1)                                                       AIRCRAFT            2004
---------                                                       ---------    ------------------
Air Canada Capital Limited..................................         6               6.28%
Turk Hava Yollari A.O. (THY Turkish Airlines)...............         7               5.87
Aerovias Nacionales de Colombia S.A. (AVIANCA)..............         6               5.13
MyTravel Airways............................................         3               3.39
Air One SpA.................................................         4               3.37
Spanair S.A. ...............................................         6               3.11
Compania Mexicana de Aviacion, S.A. de C.V. (MEXICANA)......         8               2.88
China Southern Airlines Company Limited.....................         4               2.82
TAM Transportes Aereos Meridionais S.A. ....................         8               2.62
Compania Hispano Irlandesa de Aviacion S.A. (FUTURA)........         3               2.50
Philippine Airlines Inc. (PAL)..............................         3               2.47
BAX Global Inc..............................................         7               2.46
Ukraine International.......................................         3               2.30
Nouvelair Tunisie...........................................         3               2.15
Compagnie Nationale Air France (AIR FRANCE).................         2               2.08
Air Atlantic Icelandic......................................         1               2.05
Nationwide Airlines.........................................         1               2.05
Euro Atlantic Airways.......................................         1               2.02
East African Safari Air.....................................         1               1.89
PT Metro Batavia............................................         5               1.87
Meridiana SpA...............................................         3               1.72
P T Garuda Indonesia........................................         2               1.66
Air Asia Sdn. Bhd. .........................................         2               1.62
Asiana Airlines Inc. .......................................         2               1.57
Titan Airways...............................................         3               1.53
Other (33 lessees)..........................................        59              23.06
Off-lease(2)................................................        19               9.53
                                                                   ---             ------
  Total.....................................................       172             100.00%
                                                                   ===             ======

---------------

(1)  Total number of lessees = 58

(2) As of March 31, 2004, five of the nineteen off-lease aircraft were subject to letters of intent for sale. As of the date of this Form 10-K, four of the aircraft subject to letters of intent have been sold. Since March 31, 2004, eight of the fourteen unplaced off-lease aircraft have become subject to letters of intent for sale and a further three aircraft have become off-lease.

     The following table sets forth the exposure of our portfolio by country of domicile of lessees as of March 31, 2004 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2004.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
COUNTRY(1)                                                      AIRCRAFT            2004
----------                                                      ---------    ------------------
Canada......................................................         8               7.47%
Turkey......................................................         9               6.87
Colombia....................................................         9               6.26
United Kingdom..............................................         9               6.17
Spain.......................................................         9               5.61
United States of America....................................        12               5.34
Indonesia...................................................        15               5.15
Italy.......................................................         7               5.09
Mexico......................................................        12               4.16
China.......................................................         5               4.10
Iceland.....................................................         3               3.31
Brazil......................................................         9               3.02
Philippines.................................................         3               2.47
Ukraine.....................................................         3               2.30
Antigua.....................................................        10               2.20
Tunisia.....................................................         3               2.15
France......................................................         2               2.08
South Africa................................................         1               2.05
Portugal....................................................         1               2.02
Kenya.......................................................         1               1.89
Hungary.....................................................         2               1.64
Malaysia....................................................         2               1.62
South Korea.................................................         2               1.57
Other (12 countries)........................................        16               5.93
Off-lease(2)................................................        19               9.53
                                                                   ---             ------
  Total.....................................................       172             100.00%
                                                                   ===             ======

---------------

(1)  Total number of countries = 35

(2) As of March 31, 2004, five of the nineteen off-lease aircraft were subject to letters of intent for sale. As of the date of this Form 10-K, four of the aircraft subject to letters of intent have been sold. Since March 31, 2004, eight of the fourteen unplaced off-lease aircraft have become subject to letters of intent for sale and a further three aircraft have become off-lease.

     The following table sets forth the exposure of our portfolio by regions in which lessees are domiciled as of March 31, 2004 according to the number of aircraft and the appraised value of our portfolio as of January 31, 2004.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
REGION(1)                                                       AIRCRAFT            2004
---------                                                       ---------    ------------------
Europe (excluding CIS Countries)............................        49              36.16%
Latin America...............................................        44              16.88
North America...............................................        20              12.81
Asia & Far East.............................................        30              15.95
Africa......................................................         6               6.19
Australia & New Zealand.....................................         1               0.17
Other (including CIS Countries).............................         3               2.30
Off-Lease(1)................................................        19               9.53
                                                                   ---             ------
  Total.....................................................       172             100.00%
                                                                   ===             ======

---------------

(1) As of March 31, 2004, five of the nineteen off-lease aircraft were subject to letters of intent for sale. As of the date of this Form 10-K, four of the aircraft subject to letters of intent have been sold. Since March 31, 2004, eight of the fourteen unplaced off-lease aircraft have become subject to letters of intent for sale and a further three aircraft have become off-lease.

     The following table sets forth the exposure of the portfolio by year of aircraft manufacture or conversion to freighter as of March 31, 2004 according to the number of aircraft and the appraised value of the aircraft as of January 31, 2004. See note 1 to "Airplanes Group Portfolio Analysis" below for the original manufacture dates for the aircraft that were converted into freighters.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
YEAR OF MANUFACTURE/FREIGHTER CONVERSION                        AIRCRAFT            2004
----------------------------------------                        ---------    ------------------
1988........................................................        12               4.69%
1989........................................................         8               3.91
1990........................................................        21              11.44
1991........................................................        42              23.69
1992........................................................        54              45.62
1993........................................................         6               3.58
Other.......................................................        29               7.06
                                                                   ---             ------
  Total.....................................................       172             100.00%
                                                                   ===             ======

     The following table sets forth the exposure of the portfolio by seat category as of March 31, 2004 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2004.

                                                                                 % OF PORTFOLIO BY
                                                                                 APPRAISED VALUE AS
                                                                    NUMBER OF      OF JANUARY 31,
SEAT CATEGORY    AIRCRAFT TYPES                                     AIRCRAFT            2004
-------------    --------------                                     ---------    ------------------
Less than 51     DHC8, METRO-III, ATR42.........................        25               5.68%
91-120           B737-200, B737-500, DC9-32/51, MD-87, F-100....        46              15.40
121-170          B737-300/300QC/400, MD-82/83, A320-200.........        69              51.96
171-240          B757-200, B767-200ER...........................         4               5.23
241-350          B767-300ER, MD-11, A300........................         9              14.42
Freighter        B747-200SF, DC8-71F/73CF.......................        19               7.31
                                                                       ---             ------
                                                                       172             100.00%
                                                                       ===             ======

                       AIRPLANES GROUP PORTFOLIO ANALYSIS
                               AT MARCH 31, 2004

REGION                    COUNTRY                      LESSEE                                                  AIRCRAFT TYPE
------                    -------                      ------                                                  -------------
Africa..................  Kenya                        East African Safari Air, Limited                        B767-300ER
                          Nigeria                      Bellview Airlines Ltd                                   B737-200A
                          South Africa                 Nationwide Airlines                                     B767-300ER
                          Tunisia                      Nouvelair Tunisie                                       A320-200
                          Tunisia                      Nouvelair Tunisie                                       MD83
                          Tunisia                      Nouvelair Tunisie                                       MD83
Asia & Far East.........  Bangladesh                   GMG Airlines                                            DHC8-300
                          China                        China Southern                                          B737-500
                          China                        China Southern                                          B737-500
                          China                        China Southern                                          B737-500
                          China                        China Southern                                          B737-500
                          China                        Xinjiang                                                B757-200
                          Indonesia                    Garuda                                                  B737-400
                          Indonesia                    Garuda                                                  B737-400
                          Indonesia                    Merpati Nusantara Airlines                              B737-200A
                          Indonesia                    Merpati Nusantara Airlines                              B737-200A
                          Indonesia                    PT Adam SkyConnection Airlines                          B737-400
                          Indonesia                    PT Mandala Airlines                                     B737-200A
                          Indonesia                    PT Mandala Airlines                                     B737-200A
                          Indonesia                    PT Mandala Airlines                                     B737-200A
                          Indonesia                    PT Mandala Airlines                                     B737-200A
                          Indonesia                    PT Mandala Airlines                                     B737-200A
                          Indonesia                    PT Metro Batavia                                        B737-200A
                          Indonesia                    PT Metro Batavia                                        B737-200A
                          Indonesia                    PT Metro Batavia                                        B737-200A
                          Indonesia                    PT Metro Batavia                                        B737-400
                          Indonesia                    PT Metro Batavia                                        B737-400
                          Malaysia                     Air Asia Sdn. Bhd                                       B737-300
                          Malaysia                     Air Asia Sdn. Bhd                                       B737-300
                          Pakistan                     Pakistan Int Airline                                    A300B4-200
                          Philippines                  Philippine Airlines                                     B737-300
                          Philippines                  Philippine Airlines                                     B737-400
                          Philippines                  Philippine Airlines                                     B737-400
                          South Korea                  Asiana Airlines                                         B737-400
                          South Korea                  Asiana Airlines                                         B737-400
                          Taiwan                       Far Eastern Air Transport                               MD83
Australia & New
 Zealand................  Australia                    National Jet Systems                                    DHC8-100
Europe..................  Czech Republic               Travel Servis a.s.                                      B737-400
                          France                       Air France                                              A320-200
                          France                       Air France                                              A320-200
                          Hungary                      Malev                                                   B737-400
                          Hungary                      SkyEurope Airlines                                      B737-500
                          Iceland                      Air Atlanta Icelandic                                   B767-300ER
                          Iceland                      Bluebird Cargo                                          B737-300SF
                          Iceland                      Bluebird Cargo                                          B737-300SF
                          Italy                        Air One SpA                                             B737-300

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2004    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2004
------                    ------   -------------   -------------------   --------------
Africa..................   24948   1991                    38,679             1.89%
                           23024      1983                  1,997             0.10%
                           26200      1992                 41,936             2.05%
                             348      1992                 23,223             1.14%
                           49631      1989                 11,174             0.55%
                           49672      1988                  9,522             0.47%
Asia & Far East.........     307   1991                     5,735             0.28%
                           24897      1991                 13,642             0.67%
                           25182      1992                 14,269             0.70%
                           25183      1992                 14,845             0.73%
                           25188      1992                 14,858             0.73%
                           26156      1992                 26,091             1.28%
                           24683      1990                 16,772             0.82%
                           24691      1990                 17,129             0.84%
                           22368      1980                  2,054             0.10%
                           22369      1980                  1,951             0.10%
                           26071      1992                 18,757             0.92%
                           21685      1979                  1,464             0.07%
                           22278      1980                  1,617             0.08%
                           22803      1983                  2,367             0.12%
                           22804      1983                  2,314             0.11%
                           23023      1983                  2,544             0.12%
                           22397      1981                  2,104             0.10%
                           22407      1980                  2,135             0.10%
                           22802      1983                  1,797             0.09%
                           24345      1989                 15,710             0.77%
                           24687      1990                 16,453             0.81%
                           24905      1991                 16,467             0.81%
                           24907      1991                 16,560             0.81%
                             269      1983                  4,131             0.20%
                           24770      1990                 14,697             0.72%
                           24684      1990                 16,270             0.80%
                           26081      1993                 19,484             0.95%
                           24493      1989                 15,767             0.77%
                           24520      1990                 16,354             0.80%
                           49950      1991                 11,627             0.57%
Australia & New
 Zealand................     229   1990                     3,573             0.17%
Europe..................   24911   1991                    17,468             0.85%
                             203      1991                 20,910             1.02%
                             220      1991                 21,680             1.06%
                           26069      1992                 18,583             0.91%
                           25185      1992                 14,966             0.73%
                           26204      1992                 41,877             2.05%
                           23499      1986                 13,011             0.64%
                           23500      1986                 12,674             0.62%
                           25179      1992                 17,054             0.83%


REGION                    COUNTRY                      LESSEE                                                  AIRCRAFT TYPE
------                    -------                      ------                                                  -------------
                          Italy                        Air One SpA                                             B737-300
                          Italy                        Air One SpA                                             B737-400
                          Italy                        Air One SpA                                             B737-400
                          Italy                        Meridiana SpA                                           MD83
                          Italy                        Meridiana SpA                                           MD83
                          Italy                        Meridiana SpA                                           MD83
                          Netherlands                  Capital Aviation Services B.V.                          DHC8-300
                          Netherlands                  Capital Aviation Services B.V.                          DHC8-300
                          Norway                       Wideroe's Flyveselskap a/s                              DHC8-300
                          Norway                       Wideroe's Flyveselskap a/s                              DHC8-300
                          Portugal                     euroAtlantic airways                                    B767-300ER
                          Slovakia                     SkyEurope Airlines Hungary Kft                          B737-500
                          Slovakia                     SkyEurope Airlines Hungary Kft                          B737-500
                          Spain                        Futura                                                  B737-400
                          Spain                        Futura                                                  B737-400
                          Spain                        Futura                                                  B737-400
                          Spain                        Spanair                                                 MD83
                          Spain                        Spanair                                                 MD83
                          Spain                        Spanair                                                 MD83
                          Spain                        Spanair                                                 MD83
                          Spain                        Spanair                                                 MD83
                          Spain                        Spanair                                                 MD83
                          Turkey                       FreeBird Airlines                                       MD83
                          Turkey                       Orbit Ekspres Havayollari A.A.                          A300C4-200
                          Turkey                       Turk Hava Yollari                                       B737-400
                          Turkey                       Turk Hava Yollari                                       B737-400
                          Turkey                       Turk Hava Yollari                                       B737-400
                          Turkey                       Turk Hava Yollari                                       B737-400
                          Turkey                       Turk Hava Yollari                                       B737-400
                          Turkey                       Turk Hava Yollari                                       B737-500
                          Turkey                       Turk Hava Yollari                                       B737-500
                          United Kingdom               Air Southwest                                           DHC8-300
                          United Kingdom               Air Southwest                                           DHC8-300
                          United Kingdom               easyJet Airline Limited Company                         B737-300
                          United Kingdom               MyTravel Airways                                        A320-200
                          United Kingdom               MyTravel Airways                                        A320-200
                          United Kingdom               MyTravel Airways                                        A320-200
                          United Kingdom               Titan Airways Limited                                   ATR42-300
                          United Kingdom               Titan Airways Limited                                   ATR42-300
                          United Kingdom               Titan Airways Limited                                   B757-200
Latin America...........  Antigua                      Caribbean Star Airlines                                 DHC8-300
                          Antigua                      Caribbean Star Airlines                                 DHC8-300
                          Antigua                      Caribbean Star Airlines                                 DHC8-300
                          Antigua                      Caribbean Star Airlines                                 DHC8-300
                          Antigua                      Caribbean Star Airlines                                 DHC8-300
                          Antigua                      Liat                                                    DHC8-100
                          Antigua                      Liat                                                    DHC8-100
                          Antigua                      Liat                                                    DHC8-100
                          Antigua                      Liat                                                    DHC8-100

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2004    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2004
------                    ------   -------------   -------------------   --------------
                           25187      1992                 17,357             0.85%
                           24906      1991                 17,152             0.84%
                           24912      1991                 17,308             0.85%
                           49792      1989                 11,291             0.55%
                           49935      1990                 11,474             0.56%
                           49951      1991                 12,334             0.60%
                             244      1990                  5,202             0.25%
                             276      1991                  5,402             0.26%
                             293      1991                  5,701             0.28%
                             342      1992                  6,112             0.30%
                           25411      1992                 41,234             2.02%
                           25186      1992                 13,917             0.68%
                           25191      1992                 15,088             0.74%
                           24689      1990                 16,426             0.80%
                           24690      1990                 16,305             0.80%
                           25180      1992                 18,341             0.90%
                           49620      1988                 10,012             0.49%
                           49624      1988                  9,644             0.47%
                           49626      1988                 10,028             0.49%
                           49709      1988                  9,922             0.49%
                           49936      1990                 12,367             0.61%
                           49938      1990                 11,637             0.57%
                           49949      1991                 12,018             0.59%
                              83      1979                  8,377             0.41%
                           24917      1991                 17,517             0.86%
                           25181      1992                 17,807             0.87%
                           25184      1992                 18,174             0.89%
                           25261      1992                 18,675             0.91%
                           26065      1992                 18,392             0.90%
                           25288      1992                 14,657             0.72%
                           25289      1992                 14,737             0.72%
                             296      1991                  5,753             0.28%
                             334      1992                  6,263             0.31%
                           23923      1988                 13,499             0.66%
                             294      1992                 22,722             1.11%
                             301      1992                 22,440             1.10%
                             349      1992                 24,214             1.18%
                             109      1988                  2,778             0.14%
                             113      1988                  2,840             0.14%
                           26151      1992                 25,565             1.25%
Latin America...........     232   1990                     5,240             0.26%
                             266      1991                  5,596             0.27%
                             267      1991                  5,781             0.28%
                             298      1992                  5,839             0.29%
                             300      1992                  5,706             0.28%
                             113      1988                  2,567             0.13%
                             140      1989                  2,714             0.13%
                             144      1989                  2,808             0.14%
                             270      1991                  3,197             0.16%


REGION                    COUNTRY                      LESSEE                                                  AIRCRAFT TYPE
------                    -------                      ------                                                  -------------
                          Antigua                      Liat                                                    DHC8-300
                          Brazil                       Promodal Transportes Aereos Ltda.                       DC8-71F
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Brazil                       TAM Linhas Aereas                                       F100
                          Colombia                     Avianca                                                 B757-200
                          Colombia                     Avianca                                                 B767-200ER
                          Colombia                     Avianca                                                 MD83
                          Colombia                     Avianca                                                 MD83
                          Colombia                     Avianca                                                 MD83
                          Colombia                     Avianca                                                 MD83
                          Colombia                     Tampa                                                   DC8-71F
                          Colombia                     Tampa                                                   DC8-71F
                          Colombia                     Tampa                                                   DC8-71F
                          Mexico                       Aeromexico                                              DC9-32
                          Mexico                       Aeromexico                                              MD82
                          Mexico                       Aeromexico                                              MD82
                          Mexico                       Aeromexico                                              MD87
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Mexico                       Mexicana                                                F100
                          Netherlands Antilles         Dutch Caribbean Airline                                 DHC8-300C
                          Netherlands Antilles         Dutch Caribbean Airline                                 DHC8-300C
                          Trinidad & Tobago            BWIA West Indies Airways Limited                        MD83
                          Uruguay                      PLUNA Lineas Aereas Uraguayas S.A.                      ATR42-300
North America...........  Canada                       AC Leasing                                              A320-200
                          Canada                       AC Leasing                                              A320-200
                          Canada                       AC Leasing                                              A320-200
                          Canada                       AC Leasing                                              A320-200
                          Canada                       AC Leasing                                              A320-200
                          Canada                       AC Leasing                                              A320-200
                          Canada                       Jetsgo Airlines                                         MD83
                          Canada                       Jetsgo Airlines                                         MD83
                          United States of America     Astar Air Cargo                                         DC8-73CF
                          United States of America     BAX Global                                              DC8-71F
                          United States of America     BAX Global                                              DC8-71F
                          United States of America     BAX Global                                              DC8-71F
                          United States of America     BAX Global                                              DC8-71F
                          United States of America     BAX Global                                              DC8-71F

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2004    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2004
------                    ------   -------------   -------------------   --------------
                             283      1991                  5,524             0.27%
                           45970      1992                  8,111             0.40%
                           11284      1990                  6,463             0.32%
                           11285      1990                  6,113             0.30%
                           11304      1991                  6,504             0.32%
                           11305      1991                  6,865             0.34%
                           11336      1991                  7,209             0.35%
                           11347      1991                  7,292             0.36%
                           11348      1991                  6,540             0.32%
                           11371      1991                  6,578             0.32%
                           26154      1992                 24,859             1.22%
                           25421      1992                 30,425             1.49%
                           49939      1990                 12,030             0.59%
                           49946      1991                 11,937             0.58%
                           53120      1992                 12,685             0.62%
                           53125      1992                 12,979             0.64%
                           45945      1992                  7,211             0.35%
                           45976      1991                  9,007             0.44%
                           46066      1991                  6,814             0.33%
                           48128      1980                  1,301             0.06%
                           49660      1988                  8,003             0.39%
                           49667      1988                  8,029             0.39%
                           49673      1988                  8,914             0.44%
                           11266      1990                  6,970             0.34%
                           11309      1991                  7,594             0.37%
                           11319      1991                  7,398             0.36%
                           11339      1991                  6,687             0.33%
                           11374      1992                  7,584             0.37%
                           11375      1992                  7,347             0.36%
                           11382      1992                  7,654             0.37%
                           11384      1992                  7,530             0.37%
                             230      1990                  5,253             0.26%
                             242      1990                  5,116             0.25%
                           49789      1989                 10,814             0.53%
                             284      1992                  4,163             0.20%
North America...........     174   1991                    20,485             1.00%
                             175      1991                 20,703             1.01%
                             232      1991                 20,839             1.02%
                             284      1991                 21,171             1.04%
                             309      1992                 21,862             1.07%
                             404      1993                 23,260             1.14%
                           49941      1990                 11,867             0.58%
                           49943      1991                 12,545             0.61%
                           46091      1989                  9,664             0.47%
                           45811      1991                  7,862             0.38%
                           45813      1992                  7,199             0.35%
                           45973      1992                  7,409             0.36%
                           45978      1993                  6,505             0.32%
                           45993      1993                  7,609             0.37%


REGION                    COUNTRY                      LESSEE                                                  AIRCRAFT TYPE
------                    -------                      ------                                                  -------------
                          United States of America     BAX Global                                              DC8-71F
                          United States of America     BAX Global                                              DC8-71F
                          United States of America     Frontier Airlines, Inc                                  B737-300
                          United States of America     Pace Airlines                                           B737-300
                          United States of America     Polar Air Cargo                                         B747-200SF
                          United States of America     TWA Airlines LLC                                        MD83
Off Lease...............  Off Lease                    Off Lease                                               ATR42-300
                          Off Lease                    Off Lease                                               B737-200A
                          Off Lease                    Off Lease                                               B737-200A
                          Off Lease                    Off Lease                                               DC8-71F
                          Off Lease                    Off Lease                                               DC8-71F
                          Off Lease                    Off Lease                                               DC8-71F
                          Off Lease                    Off Lease                                               DC8-71F
                          Off Lease                    Off Lease                                               DC8-71F
                          Off Lease                    Off Lease                                               DC8-71F
                          Off Lease                    Off Lease                                               DC9-32
                          Off Lease                    Off Lease                                               DC9-32
                          Off Lease                    Off Lease                                               DC9-32
                          Off Lease                    Off Lease                                               DC9-32
                          Off Lease                    Off Lease                                               DHC8-100
                          Off Lease                    Off Lease                                               MD11
                          Off Lease                    Off Lease                                               MD11
                          Off Lease                    Off Lease                                               MD11
                          Off Lease                    Off Lease                                               MD83
                          Off Lease                    Off Lease                                               MD83
Others..................  Ukraine                      Ukraine International                                   B737-400
                          Ukraine                      Ukraine International                                   B737-500
                          Ukraine                      Ukraine International                                   B737-500

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2004    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2004
------                    ------   -------------   -------------------   --------------
                           45994      1994                  6,453             0.32%
                           46065      1992                  7,175             0.35%
                           23177      1986                 11,033             0.54%
                           23749      1987                 12,763             0.62%
                           21730      2001                 16,180             0.79%
                           49575      1987                  9,250             0.45%
Off Lease...............     249   1991                     3,825             0.19%
                           21735      1979                  2,033             0.10%
                           22979      1983                  2,697             0.13%
                           45849      1991                  6,927             0.34%
                           45946      1992                  5,745             0.28%
                           45971      1992                  6,493             0.32%
                           45996      1992                  6,654             0.33%
                           45997      1993                 10,398             0.51%
                           45998      1993                  5,978             0.29%
                           48125      1980                  1,343             0.07%
                           48126      1980                  1,258             0.06%
                           48127      1980                  1,128             0.06%
                           48129      1980                  1,595             0.08%
                             258      1991                  3,292             0.16%
                           48499      1992                 38,667             1.89%
                           48500      1992                 39,690             1.94%
                           48501      1992                 40,112             1.96%
                           49390      1986                  8,028             0.39%
                           49442      1987                  8,824             0.43%
Others..................   25190   1992                    18,348             0.90%
                           25192      1992                 14,672             0.72%
                           26075      1992                 14,029             0.69%
                                                        ---------           -------
                                                        2,043,495           100.00%
                                                        =========           =======

---------------
Note:

(1) For the aircraft listed below, the table above reflects the date of conversion to a freighter configuration. The following table sets forth the date of original manufacture for those aircraft.

                                DATE OF
MSN                           MANUFACTURE
---                           -----------
45811.......................    Aug-67
45813.......................    Jan-67
45849.......................    Apr-67
45945.......................    Mar-68
45946.......................    Mar-68
45970.......................    Mar-68
45971.......................    May-68
45973.......................    May-68
45976.......................    Jul-68
45978.......................    Jul-68

                                DATE OF
MSN                           MANUFACTURE
---                           -----------
45993.......................    Aug-68
45994.......................    Aug-68
45996.......................    Oct-68
45997.......................    Oct-68
45998.......................    Oct-68
46065.......................    Jun-69
46066.......................    Jun-69
46091.......................    Apr-70
21730.......................    Jun-79

(2) As of March 31, 2004, five of the off-lease aircraft (MSN 22979, 21735, 45946, 45971, 45998) were subject to letters of intent for sale. As of the date of this Form 10-K, four of these aircraft (MSN 45946, 45971, 45998, 21735) have been sold and eight of the fourteen off-lease unplaced aircraft have become subject to letters of intent for sale. Since March 31, 2004 a further three aircraft had become off-lease.

THE LEASES

     Most of the leases are operating leases under which we generally retain the benefit, and bear the risk, of the residual value of the aircraft at the end of the lease. As of March 31, 2004, 153 aircraft were on lease and nineteen aircraft were off-lease. As of March 31, 2004, five of these off-lease aircraft were subject to letters of intent for sale. The remaining fourteen unplaced aircraft represented 8.40% of our portfolio by appraised value as of January 31, 2004. As of the date of this Form 10-K, four of the aircraft subject to letters of intent for sale had been sold, eight of the fourteen unplaced off-lease aircraft had become subject to letters of intent for sale and six aircraft were available for marketing. Since March 31, 2004, a further three aircraft had become off-lease and were available for marketing. All leases are managed by the servicer according to the servicing agreement.

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

     The following is a summary of the principal terms of the leases as of March 31, 2004, with reference to appraised values as of January 31, 2004.

LEASE TERM.................  As of March 31, 2004, the weighted average remaining contracted lease term of the aircraft (weighted by appraised value as of January 31, 2004 and without giving effect to purchase options, early terminations or extensions) was 27 months. The longest lease was scheduled to expire in June 2014.

RENTALS....................  As of March 31, 2004, rent under 138 of the leases, representing 82.61% by appraised value of our portfolio as of January 31, 2004, was payable monthly in advance, and rent under 15 of the leases, representing 7.85% by appraised value of our portfolio as of January 31, 2004, was payable monthly in arrears.

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

EXTENSION OPTIONS..........  Some of the leases contain an extension option pursuant to which, depending on the negotiations with the lessee at the time of signing of the lease, either we or the lessee could extend the term of the lease at either the existing lease rate or at the future market rate. As of March 31, 2004, 14 of the leases representing 8.9% of our portfolio by appraised value as of January 31, 2004, included an extension option.

EARLY TERMINATION
OPTIONS....................  Some of the leases contain an early termination option pursuant to which the lessee may terminate the lease before the scheduled expiration date if specified conditions are met. As of March 31, 2004, 6 of the leases representing 5.5% of our portfolio by appraised value as of January 31, 2004 include an early termination option. Assuming that all these options are exercised for the earliest possible termination, the weighted average remaining lease term of our portfolio would be 26 months.

PURCHASE OPTIONS...........  As of March 31, 2004, five lessees had outstanding options to purchase a total of six aircraft, representing 3.81% of our portfolio by appraised value as of January 31, 2004. The latest date on which a purchase option could be exercised is December 4, 2007 for a purchase of a B767-200ER.

SECURITY DEPOSITS..........  As of March 31, 2004, lessees under 146 of the leases representing 84.02% of our portfolio by appraised value as of January 31, 2003 have provided security for their obligations. As of March 31, 2004, we had $30 million in cash security deposits in respect of 96 aircraft representing 52.33% of our portfolio by appraised value as of January 31, 2004, and $111 million in letters of credit in respect of 61 aircraft representing 39.78% of our portfolio by appraised value as of January 31, 2004.

GUARANTEES.................  In 64 of the leases, we have received guarantees of the lessee's performance obligations under the lease. These guarantees were issued by the lessee's parent company or shareholders.

MAINTENANCE................  The leases contain detailed provisions specifying maintenance standards and aircraft redelivery conditions generally to be met at the lessees' expense. During the term of each lease, we require the lessee to maintain the aircraft in accordance with an agreed maintenance program designed to ensure that the aircraft meets applicable airworthiness and other regulatory requirements. Lessees must provide monthly maintenance reserves under approximately 83 of the leases. Under the balance of the leases, the lessee or the lessor may be required to make certain adjustment payments to one another if at redelivery the aircraft or specified items do not meet the required standards under the lease. Heavy maintenance on significant components of an aircraft, such as the airframe and the engines, is generally required to be performed on a cycle of several years and the cost of this maintenance may be material in relation to the value of the aircraft, with the overhaul of a single component often exceeding $1 million. Pursuant to the leases, if and when an aircraft is transferred from one lessee to another between maintenance overhauls, the transferring lessee is generally required to pay for that portion of the succeeding overhaul that can be attributed to its use of the aircraft under its lease.

                             Depending on the credit of the lessee and other factors, we may require that the lessee pay cash maintenance reserves (71 leases as of March 31, 2004, representing 45.68% of our portfolio by appraised value as of January 31, 2004) or provide a combination of maintenance reserves and letters of credit or guarantees (13 leases as of March 31, 2004, representing 8.14% of our portfolio by appraised value as of January 31, 2004). If the lessee pays maintenance reserves, we will have to reimburse it for maintenance it actually performs on the aircraft. Our obligation to reimburse maintenance is classified as an expense and therefore ranks senior to any payments on the notes and certificates.

                             If the lessee is not required to pay maintenance reserves or provide letters of credit or guarantees, we have to rely on the lessee's credit and its ability to maintain the aircraft during the lease term and return it in good condition or make any maintenance payments required at the end of the lease. If maintenance is required on the aircraft but not performed, or the lessee fails to pay, we have to fund this maintenance ourselves. As of March 31, 2004, we recorded approximately $287 million of maintenance reserves liability.

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

INSURANCE..................  The lessees bear responsibility through an operational indemnity to carry insurance for liabilities arising out of the operation of the aircraft. The indemnity includes liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the aircraft. The lessees are also required to carry comprehensive liability insurance and hull insurance, and any further insurance that is customary in the commercial aircraft industry, and to indemnify us against all liabilities, including where the liability to us as owner and lessor attaches by law. Generally, the leases require us to be named as an additional insured on hull and liability policies. Most of the leases also require the lessee to maintain the liability insurance for a specified period between one and two years after termination of that lease. Under the servicing agreement, the servicer is required to monitor the lessees' performance of obligations with respect to the insurance provisions of the applicable leases. We also carry contingent hull and liability insurance consistent with industry practice which acts as a backup for Airplanes Group's interests in instances where a lessee's policy does not satisfy the requirements of the lease and acts as excess coverage above that provided by a lessee's policy. The amount of the contingent liability policies may not be the same as the insurance required under the lease. The amount of war third party contingent insurance and other types of cover are subject to a number of limitations imposed by the aviation insurance industry particularly following the terrorist attacks of September 11, 2001.

                             Most insurance certificates contain a breach of warranty endorsement so that an additional insured party remains protected even if the lessee violates any of the terms, conditions or warranties of the insurance policies, provided that the additional insured party has not caused, contributed to or knowingly condoned the breach.

THIRD PARTY LIABILITY
  INSURANCE................  The minimum third party liability limits under the leases range from $250 million in respect of turboprop aircraft to $750 million in respect of widebody aircraft. In some cases, the lessee carries more insurance than the minimum specified in the lease. Following the terrorist attacks of September 11, 2001, the aviation insurance markets applied a $50 million limit on war third party (non-passenger) liability insurance. We require lessees to either buy additional insurance in the commercial markets or obtain equivalent protection under applicable governmental schemes. These insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes and the emergence of limited available insurance markets, however, failure by a lessee to obtain adequate insurance cover as required under its lease could result in the relevant aircraft being grounded. This would likely reduce our cashflows if as a result aircraft were returned early and/or we do not receive rental payments from lessees which are affected by such developments.

AIRCRAFT PROPERTY
INSURANCE..................  In all cases, the sum of the stipulated loss value and our own additional coverage in place is at least equal to the appraised value of the aircraft. Permitted deductibles, which generally apply only in the case of a partial loss, range from $50,000 for turboprop aircraft to $1 million for widebody aircraft. Following insurance market developments in the aftermath of the terrorist attacks of September 11, 2001, the insurance market, on January 1, 2002, ceased offering cover for Confiscation by the State of Registration (as required under the majority of leases). Such cover is now available again, albeit at increased costs, with additional imposed conditions and only for certain jurisdictions. However, the lack of general availability of cover for Confiscation by the State of Registration risk means that this requirement may not be currently satisfied under all of the leases.

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

COMPLIANCE WITH GOVERNMENTAL AND TECHNICAL REGULATION

     In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 1.42% of our portfolio by appraised value as of January 31, 2004 did not meet the Stage 3 requirements as of March 31, 2004, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

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

     One requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For the majority of our aircraft, installation of GPWS requires the full modification, some of which are being completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

     The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At March 31, 2004, 29 aircraft representing 19.45% of the portfolio by appraised value as of January 31, 2003, were MD-11s and MD-80s. We are incurring significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $12.3 million.

To date, we have completed the modification of fourteen aircraft at a cost of $6.1 million. We expect to complete the modification of the remaining aircraft by June 30, 2005 at an estimated cost of $6.2 million.

     The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 56 Boeing 737 aircraft, representing 34.99% of our portfolio by appraised value at January 31, 2004, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

     The FAA has issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. The manufacturer will supply most of the parts of engineering as this is a recognized design problem and the average cost per aircraft of the labour is expected to be approximately $15,000 and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur costs in ensuring that our 56 Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

     In light of the events of September 11, 2001, the regulatory authorities issued Special Federal Aviation Regulation Amendments mandating the installation, before April 2003 in the US and November 2003 in Europe, of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft will be modified by the lessee with no cost to us. However such requirements may increase remarketing costs for aircraft currently off-lease or which are returned to us over the next twelve months.

THE LESSEES

     As of March 31, 2004, 153 of our aircraft were on lease to 58 lessees in 35 countries throughout the world. See "-- Portfolio Information" for the countries and regions where our lessees reside.

     A number of our lessees are in a relatively weak financial position. As of March 31, 2004, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $3.6 million in respect of 15 lessees (who leased a combined total of 53 aircraft representing 32.2% of our portfolio by appraised value as of that date) and $3.6 million in respect of five former lessees. Of the total $7.2 million, $1.2 million was in arrears for a period between 30 and 60 days, $0.7 million was in arrears for a period between 60 and 90 days and $5.3 million was in arrears for a period greater than 90 days. Some of these lessees have consistently been significantly in arrears in their respective rental payments and many are known to be currently experiencing financial difficulties.

     As of March 31, 2004, in addition to the $7.2 million in respect of payments past due more than 30 days, we had agreed to allow six lessees to defer rent, maintenance and miscellaneous payments totaling $13.4 million for periods ranging from seven months for one lessee in respect of $0.1 million and up to 46 months for one lessee in respect of $4.1 million. Restructurings have typically involved delaying rental payments for certain periods and/or the reduction of current rentals usually in exchange for extensions of the relevant leases. In addition, some restructurings have involved forgiveness of amounts of past due rent, voluntary terminations of leases prior to lease expiration, the replacement of aircraft with less expensive aircraft and the arrangement of subleases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess aircraft from lessees which have defaulted and re-lease the aircraft to other lessees. While the servicer attempts to limit concessions, the current international commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. The servicer is still pursuing negotiations with some lessees and we expect further restructurings to be agreed with a consequent adverse effect on operating revenues.

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

LATIN AMERICA

     At March 31, 2004, lessees with respect to 16.88% of the aircraft by appraised value as of January 31, 2004 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

     Brazil. The instability in the Brazilian economy experienced in recent years means that lessees may be unable to generate sufficient revenues in Brazilian currency to pay rental payments in U.S. dollars under the leases. At March 31, 2004, Airplanes Group leased 9 aircraft representing 3.02% of our portfolio by appraised value as of January 31, 2004 to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a decrease in Airplanes Group's leasing revenues and an increase in default related costs.

     At March 31, 2004, we had eight F-100 aircraft, representing 2.62% of our portfolio by appraised value as of January 31, 2004, on lease to a Brazilian lessee. The lessee signed an agreement which provides for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has to date continued to meet its obligations to us.

     A former Brazilian lessee of three MD-11 aircraft, representing 5.80% of our portfolio by appraised value as of January 31, 2004, due to trading difficulties, is currently in arrears. The servicer, following discussions with the lessee agreed to the early return of the aircraft during 2003. All aircraft have been returned. The servicer has signed a settlement agreement in respect of the lessee's obligations.

     During the year ended March 31, 2004, a former Brazilian lessee of three B737-500 aircraft, representing 2.10% of our portfolio by appraised value at January 31, 2004 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003, and has signed a settlement agreement in respect of the lessee's obligations.

     In addition, in 1999, we entered into a restructuring agreement with a former Brazilian lessee, under which it repaid a restructured amount of approximately $1.9 million over 12 months. During the year ended March 31, 2004, the lessee's balance was offset against an accounting provision which had been made against our receivables for the excess of the arrears over the cash security held.

     See "Item 3. Legal Proceedings" for details of legal proceedings involving a Brazilian airline.

     Colombia. Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2004, we leased nine aircraft, representing 6.26% of our portfolio by appraised value as of January 31, 2004, to two Colombian lessees. Because of the continued weakness in the value of the Colombian peso, as well as general deterioration in the Colombian economy, these lessees may be unable to generate sufficient revenues in Colombian pesos to pay the U.S. dollar denominated rental payments under the leases.

     In particular, as of March 31, 2004, we leased six aircraft, representing 5.13% of our portfolio by appraised value as of January 31, 2004, to one of our two Colombian lessees. The lessee filed for Chapter 11 bankruptcy protection in the US in 2003 and following the expiry of its initial 60 day bankruptcy protection period recommenced making payments of amounts falling due. The airline continues to be under Chapter 11 bankruptcy protection. During the year to March 31, 2004, the servicer concluded discussions with the lessee regarding a lease restructuring which resulted in rental reductions combined with lease extensions.

     During the year ended March 31, 2004, following bankruptcy a former Colombian lessee redelivered one aircraft, representing 0.20% of our portfolio by appraised value as of January 31, 2004. The servicer has lodged a claim relating to redelivery and other charges.

     During the year ended March 31, 2004, one Antiguan lessee of five aircraft, representing 0.82% of our portfolio by appraised value as of January 31, 2004, agreed with the servicer to a restructuring, in which the lessee would pay its arrears over a 24 month period.

NORTH AMERICA

     As of March 31, 2004, we had 12 aircraft, representing 5.34% of our portfolio by appraised value as of January 31, 2004, on lease to six U.S. lessees, and eight aircraft, representing 7.47% of our portfolio by appraised value as of January 31, 2004, on lease to two Canadian lessees. The commercial aircraft industry in North America is highly sensitive to general economic conditions. Since air travel is largely discretionary, the industry has suffered severe financial difficulties during economic downturns. Over the last several years, the majority of the major North American passenger airlines have entered into plans of reorganization or sought protection through bankruptcy, insolvency or other similar proceedings and several major U.S. airlines have ceased operations. The general downturn in the economy combined with the effects of September 11, 2001, subsequent terrorist and military activities and the outbreak of SARS together with the reduction in passenger numbers and flight schedules has left many U.S. airlines in a weakened financial condition.

     At March 31, 2004, we leased six aircraft, representing 6.28% of our portfolio by appraised value as of January 31, 2004 to one Canadian lessee. The lessee, which has been under the protection of the Companies Creditors Arrangement Act (Canada) since March 2003, resumed making payments in July 2003 and continues to do so. The servicer has agreed a restructuring of the leases resulting in a reduction in lease rentals. The court has approved the entry by the lessee into this restructuring.

     In the year ended March 31, 2004, a lessee of one aircraft representing 0.79% of our portfolio by appraised value as of January 31, 2004 filed for Chapter 11 bankruptcy protection. The aircraft was rejected as part of the Chapter 11 proceedings and has been redelivered. The servicer is pursuing all amounts outstanding in respect of the lessee's obligations.

ASIA & FAR EAST

     As of March 31, 2004, 30 aircraft representing 15.95% of our portfolio by appraised value as of January 31, 2004 were on lease to 12 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region. However, a decline in tourism in this area may adversely affect demand for aircraft in the region.

     In the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This led to widespread disruption in travel within and from outside the region. Airlines suffered substantial cutbacks in the number of passengers travelling and flight schedules were reduced, but are now largely recovered.

     Indonesia. At March 31, 2004, an Indonesian lessee of two aircraft representing 0.20% of our portfolio by appraised value as of January 31, 2004 was in arrears. The servicer has issued default notices to the lessee and is currently in discussions regarding outstanding amounts due.

EUROPE (EXCLUDING CIS)

     As of March 31, 2004, 49 aircraft representing 36.16% of our portfolio by appraised value as of January 31, 2004 were on lease to 20 lessees in this region. The commercial aircraft industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of our European lessees.

     Turkey. At March 31, 2004, a Turkish lessee of one A300 aircraft, representing 0.41% of our portfolio by appraised value as of January 31, 2004, was in arrears. Default notices have been issued by the servicer and discussions continue regarding the payment of arrears.

AFRICA

     As of March 31, 2004, six aircraft representing 6.19% of our portfolio by appraised value as of January 31, 2004, were on lease to four lessees in this region. Given the age and type of aircraft in our portfolio, this region represents an area of growing opportunity for the successful lease placement of our aircraft.

OTHER

     We have three aircraft, representing 3.01% of our portfolio by appraised value as of January 31, 2004, on lease to one lessee, in Ukraine.

PURCHASE OPTIONS

     As of March 31, 2004, five lessees with respect to six aircraft, representing 3.81% of our portfolio by appraised value as of January 31, 2004, held options to purchase aircraft. The purchase price will be less than the proportionate share of unpaid principal of the notes and certificates allocable to the aircraft being purchased. If these options are exercised there could be additional reductions in the amount of cash available to us.

COMMERCIAL OPPORTUNITIES FOR CERTAIN TYPES OF OUR AIRCRAFT

     The market for certain aircraft models is currently very weak and is expected to remain so. We are examining all possibilities in respect of the remarketing of the aircraft including leasing, sale or conversion to freighter configuration.

     Our indentures previously restricted our ability to sell aircraft. Sales of an aircraft were generally permitted only if the sales proceeds were at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price"). Where note target price could not be achieved, sales were subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the appraised value of the aircraft to be sold at the original acquisition of the portfolio in 1996). As a result of the market price for aircraft declining due to the factors discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", it had become increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price further declined as we fell behind our 2001 Base Case assumptions as to our principal repayments and this indenture restriction presented a real impediment to the ability of the servicer to maximize cashflow from the portfolio. For example it may have been in the best economic interests of Airplanes Group to sell a specific aircraft if a suitable opportunity was available rather than lease it or have it non-revenue earning (and requiring outlay for storage, maintenance and insurance), yet the indentures prohibited this. As the annual limitation on aircraft sales below note target price was by reference to the appraised value of the aircraft at the initial acquisition by us, few aircraft could be sold below note target price in any year and some, with an initial appraised value in excess of $50 million, could never be sold pursuant to this exception.

     As further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust resolved to undertake a consent solicitation seeking, among other things, to amend the indentures to permit sales of aircraft below note target price where the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met. This consent solicitation was successfully completed and the indentures accordingly amended in September 2003.

     Based on the recommendations of the servicer and the administrative agent, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust had previously identified a number of aircraft types for potential sale. The aircraft types which had been identified for potential sale were typically older and predominantly stage 2 aircraft, including B737-200s, DC9s, A300s, and turboprop aircraft. At March 31, 2004, there was a total of 45 aircraft of these aircraft types in our portfolio representing 7.94% of our portfolio by appraised value as of January 31, 2004. Since June 1999, we have sold thirty aircraft of these aircraft types for an aggregate of $47.9 million (including sales proceeds and capital lease bullet payments), which has been applied in accordance with the priority of payments provided under the indentures.

     However, as sales were previously limited by the restrictions in our indentures as discussed above, it was difficult to sell more than a small number of these aircraft each year. At March 31, 2004, we had nineteen aircraft off-lease, five of which (two B737-200As and three DC8-71Fs) were subject to letters of intent for sale. The sale of these five aircraft at less than note target price would not have been previously possible in any one financial year, as the total initial appraised value of these aircraft would have exceeded the $50 million annual limit. As of the date of this Form 10-K, one of the two B737-200As and the three DC8-71Fs had been sold, the second B737-200A had become subject to a contract for sale, eight of the remaining fourteen unplaced aircraft have become subject to letters of intent for sale (three MD11s, three DC9-32s, one ATR42-300 and one DHC8-100) and the remaining six off-lease aircraft have also been identified as candidates for sale (three DC8-71Fs, two MD83s and one DC9-32). In addition three further aircraft (one B747-200SF, one DC9-32 and one MD83) have become off lease and are available for remarketing and two further aircraft (one DHC8-300C and one A300 C4-200) still on lease have become subject to letters of intent for sale.

     While letters of intent for sale have been signed by the servicer in respect of three MD-11s, one DHC8-300C and one A300C4-200, the servicer is still in the process of analysing the economic effect of the proposed terms and conducting due diligence and we have not yet determined whether a sale on those terms is the best economic prospect for each of these aircraft.

     As can be seen from the aircraft types listed, the servicer is now able to realistically assess each aircraft at redelivery in order to recommend to the board whether it should be sold or leased, based on which option maximizes our cashflow, knowing that the indenture restrictions on sales have been amended. This means the aircraft types not previously considered can now be marketed for sale. In addition to the nineteen off lease aircraft at March 31, 2004, an additional four aircraft (three DC8-71Fs and one DC9-32) scheduled to redeliver in the next year have been identified as potential sales candidates based on the current condition of the aircraft and the current leasing and sales markets. Other redeliveries scheduled for the next year and beyond this point would also include potential sales candidates but will be fully assessed closer to redelivery. None of these aircraft sales, if completed, will generate sufficient cashflow to repay a proportionate amount of the notes and certificates, but in circumstances where we believe there are no existing or foreseeable better alternative economic prospects for an aircraft, we consider it is better to realize what cash we can as soon as possible.

ITEM 2.  PROPERTIES

     Airplanes Group has no ownership or leasehold interest in any real property.

     Airplanes Limited's registered and principal office is located at 22 Grenville Street, St. Helier, Jersey, JE4 8PX, Channel Islands and its telephone number is +44-1534-609000.

     Airplanes Trust's principal office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001, care of Wilmington Trust Company and its telephone number is +1-302-651-1000.

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral."

ITEM 3.  LEGAL PROCEEDINGS

     Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio, representing 1.91% of our portfolio by appraised value as of January 31, 2004. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favour of debis AirFinance Ireland's rescission action and overturned the 1996 judgement in favour of VASP. VASP has actively pursued appeals to this decision. debis AirFinance Ireland will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

     AeroUSA and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are no ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries.

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

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five year period ended March 31, 2004 have been extracted or derived from the financial statements of Airplanes Group, which have been audited by KPMG, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     The selected combined financial data set forth below combine the operating results, assets, liabilities and cashflows of Airplanes Limited and Airplanes Trust. The separate balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in shareholders' deficit/net liabilities and statements of cashflows, and notes thereto, of Airplanes Limited and Airplanes Trust are contained in the financial statements included in "Item
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

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

     Aircraft assets are stated on the "predecessor cost basis," that is, reflecting debis AirFinance Ireland's historical cost less accumulated depreciation and impairment provisions. The difference between the predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of total shareholders' deficit in the combined balance sheet data. The statements below are presented without provisions for loss making leases as further detailed in the notes to the financial statements at note 4.

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                   -------------------------------------------
                                                   2000     2001     2002     2003      2004
                                                   -----    -----    -----    -----    -------
                                                                  (IN MILLIONS)
REVENUES(2)
Aircraft leasing.................................  $ 501    $ 471    $ 410    $ 358    $   267
Aircraft sales...................................      3       21        5       14          3
Other income.....................................      1       --       --       --         --
EXPENSES
Cost of aircraft sold............................     (1)     (14)      (2)     (15)        (1)
Depreciation.....................................   (174)    (170)    (159)    (140)      (116)
Impairment Charge................................     --       --     (292)     (76)      (373)
Net interest expense(3)..........................   (468)    (536)    (609)    (725)      (854)
Bad and doubtful debts...........................     (4)      (7)      (3)      (6)         5
Other lease costs................................    (74)     (83)     (73)     (77)       (82)
Selling general and administrative expenses......    (34)     (35)     (36)     (33)       (37)
Tax (charge)/benefit.............................     (7)      20       64        8         17
                                                   -----    -----    -----    -----    -------
Net loss.........................................  $(257)   $(333)   $(695)   $(692)   $(1,171)
                                                   =====    =====    =====    =====    =======

COMBINED BALANCE SHEET DATA(1)

                                                               AS OF MARCH 31,
                                             ---------------------------------------------------
                                              2000       2001       2002       2003       2004
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Aircraft, net, and net investment in
  capital and sales-type leases............  $ 2,947    $ 2,759    $ 2,296    $ 2,058    $ 1,558
  Total assets.............................    3,206      3,023      2,523      2,275      1,710
                                             -------    -------    -------    -------    -------
Indebtedness(3)............................   (3,636)    (3,495)    (3,314)    (3,209)    (3,103)
Provision for maintenance..................     (274)      (246)      (257)      (275)      (287)
  Total liabilities........................   (4,902)    (5,052)    (5,283)    (5,769)    (6,348)
                                             -------    -------    -------    -------    -------
Net liabilities............................   (1,696)    (2,029)    (2,760)    (3,494)    (4,638)
                                             =======    =======    =======    =======    =======

COMBINED STATEMENT OF CASHFLOW DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    2000     2001     2002     2003     2004
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Cash paid in respect of interest(3)...............  $ 214    $ 210    $ 186    $ 179    $ 127
Net cash provided by operating activities (after
  payment of interest)............................  $ 181    $ 105    $ 120    $  91    $  47
Net cash provided by investing activities.........      8       26        9       16        3
Net cash used in financing activities.............   (210)    (137)    (184)    (108)    (108)
                                                    -----    -----    -----    -----    -----
Net decrease in cash..............................  $ (21)   $  (6)   $ (55)   $  (1)   $ (58)
                                                    =====    =====    =====    =====    =====

OTHER DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                   -------------------------------------------
                                                   2000     2001     2002     2003      2004
                                                   -----    -----    -----    -----    -------
                                                                  (IN MILLIONS)
Deficiency of combined earnings after combined
  fixed charges(4)...............................  $(250)   $(353)   $(761)   $(700)   $(1,188)

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Revenues include maintenance reserve receipts. See Note 14 to the financial statements.

(3) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the class E notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the class E notes for so long as the other classes of notes remain outstanding. Net interest expense is stated after crediting interest income of $13 million in 2000, $14 million in 2001, $6 million in 2002, $3 million in 2003, and $2 million in 2004. In the year ended March 31, 2002 Net interest expense includes an adjustment of US$(5) million in relation to the effect of change in accounting principle on the adoption of SFAS 133.

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

     Substantially all of Airplanes Group's future business is expected to consist of aircraft operating lease activities and sales. Airplanes Group's revenues and operating cashflows are determined by a number of significant factors, including:

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

RECENT DEVELOPMENTS

OVERVIEW

     In the year to March 31, 2004, we have continued to suffer from a difficult business environment. During the past three years, the world economic climate has been weak. The global economic conditions, combined with the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the war in Iraq, the continued threat of terrorist attacks and the outbreak, in early 2003, of SARS have severely impacted the commercial aviation industry.

     As previously reported, the resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a continued decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers, including two US majors (United Airlines and US Airways) and also two of our lessees (one Canadian and one Colombian), have filed for bankruptcy, while others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced decreasing revenues resulting from increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, and a decline in sales prices for our aircraft. We have already executed a substantial number of rental restructurings, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements sometimes include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. Since these arrangements usually extend for the duration of the relevant leases and/or involve lease extensions, they have a continuing effect on cashflow. In addition, we currently expect new ADs to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Item 1. Compliance with Governmental and Technical Regulation" above.

AIRCRAFT APPRAISED VALUES

     There has been a decline of 15.21% in the appraised value of our fleet in the year to January 31, 2004, which is $176 million greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, or lease values for aircraft declining more rapidly than previous predictions. Notwithstanding the significant decline in appraised values, the appraised value of each of our aircraft is still higher and in some cases, such as the MD-11, significantly higher than its market value. Therefore, as a theoretical value, the appraised value should not be viewed as indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft. As discussed in "Item 1. Business -- Risks Relating to Payment on the Notes and Certificates" decreases in appraised values have previously resulted in the requirement to pay class A principal adjustment amount to the extent of available cashflows. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further. However, since we are no longer able to pay class A principal adjustment amount and since, as a result of our consent solicitation, we are no longer required to sell our aircraft at or above the note target price, the appraised values of our aircraft are now of little significance except as a basis for providing statistical information on the portfolio and for complying with certain technical provisions in the indentures.

PERFORMANCE

     We have been unable to meet all of the 1996 Base Case assumptions or the 2001 Base Case assumptions. In light of continued lease restructurings and a weak leasing market generally we are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and class D notes, since the December 15, 2003 payment date. Even though, as a result of the consent solicitation (described more fully in "-- Consent Solicitation for Indenture Amendments" below) we are now able to sell aircraft which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at May 17, 2004 was $24.3 million in arrears. It is highly unlikely that we will ever be able to resume making payments of interest or principal on the class B, C and D notes. For a detailed background see "Item
1. Business -- Risk Factors -- Risks Relating to Payments on the Notes and Certificates -- Our reduced cashflows mean that we are unable to make payments on junior notes and certificates."

REMEDIES

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. For example, a failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if, as occurred on December 15, 2003 when we were unable to pay interest on the class B, C and D notes, an event of default occurs with respect to a class of notes which is not the most senior class outstanding, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full. The class A notes are the most senior class of notes currently outstanding.

IMPAIRMENT

     Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). An impairment loss is evaluated when the undiscounted estimated future cashflows of the aircraft are less than its carrying value and the loss is measured as the excess of the carrying value over the fair value.

     The fair value of the aircraft is generally based on independent appraisals of aircraft. The appraised values are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". On the basis of past experience including actual lease rates and sales prices achievable and the servicer's experience of the market, estimated discounted cashflows are used as a more accurate indication of fair value. The estimated discounted future cashflows assume, among other things, market lease rates at the end of the existing lease term, other lease costs, downtime and the risk inherent in the cashflows.

     The impairment provision of $373 million in the year to March 31, 2004 reflects perceived poor future lease prospects for these aircraft.

RATINGS

     The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which continue to re-evaluate structured aircraft financings.

     Set out in the table below are the ratings of our certificates at June 14, 2004:-

                                                               OUTSTANDING
                                                                PRINCIPAL
                                                              BALANCE AS AT
                                                                 MAY 17,                       MOODY'S (S&P
                        CERTIFICATE                               2004        S & P   FITCH     EQUIVALENT)
                        -----------                           -------------   -----   -----   ---------------
Subclass A-6................................................    $     74.5m   AA-     BBB-    A2 (A)
Subclass A-8................................................    $    700.0m   A       BB      Baa3 (BBB-)
Subclass A-9................................................    $    750.0m   BB+     BB      Ba2 (BB)
Class B.....................................................    $    226.8m   D       CCC     Caa2 (CCC)
Class C.....................................................    $    349.8m   D       CCC     Caa3 (CCC-)
Class D.....................................................    $    395.1m   D       CC      Ca (CC)

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

REMARKETING

     At March 31, 2004, we had 52 aircraft scheduled to be remarketed before December 31, 2004. These comprise seven B737-300s/400s/500s, four B737-200As, six DHC8s, five MD83s, one MD-87, twelve DC8s, one A300, five A320s, five DC9s, three ATR42s and three MD11 aircraft. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft. As a result of the current oversupply of aircraft in the market place, we anticipate that we will experience difficulties in placing many of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are likely to be lower, and in some cases materially lower, than lease rates which have been in force for leases entered into more than three years ago.

MODIFIED HEDGING POLICY

     As further discussed under "Item 7A. Quantitative and Qualitative Disclosures about Market Risks - Interest Rate Risk and Management" we have reviewed and modified our hedging policy with the approval of the rating agencies and no longer enter into hedges of the class B notes and certificates as we ceased payments of interest on these notes and certificates on November 17, 2003. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Our cashflows have been insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments since December 15, 2003. We have therefore not included this cash balance in our hedging calculations since the end of 2003.

MODIFIED CONCENTRATION LIMITS

     Our exposure to particular countries and customers is managed partly through concentration limits set forth under the terms of the notes and through obtaining security from lessees by way of deposits, letters of credit and guarantees. On the recommendation of the servicer and with the approval of the rating agencies, we have modified the concentration limits for Africa from 5% to 15% of the most recent appraised value of the current portfolio and combined the category of Other Countries (including CIS and Eastern Europe) with that of Europe. The combined European category now has a concentration limit of 55% of the most recent appraised value of the current portfolio.

CONSENT SOLICITATION FOR INDENTURE AMENDMENT

     During September 2003, we successfully completed a solicitation of consents from certificate holders, as announced in our Consent Solicitation Statement dated September 5, 2003 and as explained below. Under the terms of the indentures, the amendments required the consent of a majority in outstanding principal amount of the noteholders, including the Class E noteholders, voting as a single class. Effectively, this required the consent of a majority in outstanding principal amount of the certificateholders and the Class E noteholders, voting as a single class. Valid and binding consents to the amendments to the indentures were received from holders representing 78% of the aggregate principal amount of the outstanding certificates and the class E notes as of the record date. The supplemental indentures were executed and became effective on September 23, 2003.

     The indenture amendments:

     - permit us to sell aircraft, engines or parts pursuant to any Aircraft Agreement (as defined in the indentures) without a minimum sales price and without limitation on the value of aircraft that can be sold annually or in the aggregate so long as the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable, have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met; and

     - permit us to enter into swaps with a counterparty having at the time of entry into the swap (i) a short-term unsecured debt rating of A-1 or higher by Standard & Poor's and (ii) a long-term unsecured debt rating of A2 or higher by Moody's, or otherwise approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust subject to prior written confirmation from rating agencies that entry into such swap would not result in the downgrade or withdrawal of such rating agency's current credit rating of any class or subclass of certificates.

     We believe that the first amendment should help us to generate some additional cashflows. In many cases, it may be in our best economic interest to sell an aircraft. However we were generally constrained by restrictions in the indentures which required us to sell aircraft at not less than the note target price. It was becoming increasingly difficult to obtain the note target price for sales of aircraft, given the depressed market and because our reduced cashflows mean that we are falling even further behind in our principal payments on certain classes of notes, resulting in even higher note target prices. Sales at prices below note target prices were only permitted subject to various conditions, including that no more than $50 million worth of aircraft could be sold in any one year, and no more than $500 million worth of aircraft could be sold in the aggregate, in each case on the basis of the initial appraised values. The initial appraised values are all significantly higher than current appraised values which have continued to decline. The annual limitation therefore in practice permitted only a small number of aircraft sales below note target price each year. This meant that we were faced with costs, including storage, insurance and maintenance, in respect of aircraft that we could neither lease nor sell in accordance with the indentures and we were unlikely to be able to recoup those costs in the future. The limitations in the indentures presented a significant impediment to the ability of the servicer to maximize cashflows for us.

     The amendment allowing certain additional sales of aircraft does not represent a change in our primary business activity of leasing and re-leasing aircraft. Rather, the amendment is intended to permit sales, particularly for older aircraft, where the servicer has concluded that the most or only economic option for a particular aircraft is a sale, which sale would likely have been precluded under the indentures as previously in force, because of the limitations on aircraft sales described above.

     As discussed in "Item 1. Business -- Commercial Opportunities for Certain Types Of Our Aircraft", we have identified a number of aircraft which are potential candidates for sale, having little to no re-lease prospects and which require expenditure for storage, maintenance and insurance.

     The second amendment allows us to retain flexibility that may reduce the cost of pursuing our hedging policy. We pursue a hedging policy, which is approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust and the rating agencies, to manage our interest rate risk, as described more fully in "Item 7A. Quantitative and Qualitative Disclosures about Market Risks" below. The indentures required that any swap counterparty (or guarantor thereof) at the time of entry into a swap transaction have minimum ratings. These minimum ratings were at least an A-1+ short-term unsecured debt rating by Standard & Poor's and an A1 long-term unsecured debt rating by Moody's. Since these minimum ratings were set, the unsecured debt of many financial institutions, including some which are existing swap counterparties, has been downgraded to below these levels. Each class and sub-class of our certificates has also been downgraded by the rating agencies, in some cases significantly, see "Ratings" above. It was proving increasingly difficult to find counterparties with the requisite ratings willing to enter into swaps with us, and the original rationale for the required ratings level, to ensure that the swaps did not impose any credit risk on the most senior notes initially rated AA, no longer applied. We believe that the amendment to the indentures should help us to identify eligible counterparties to enter into interest rate swaps to hedge our interest rate exposure in respect of the class A notes and certificates. However, because of our financial condition, we may nevertheless be unable to find counterparties willing to enter into swaps with us, and/or it may become more expensive for us to enter into swaps with eligible counterparties.

CRITICAL ACCOUNTING POLICIES

     Airplanes Group determines the critical principles by considering accounting policies that involve the most subjective decisions or assessments. The most critical accounting policies are those related to depreciation methods and impairment of aircraft values since both of these involve elements which require Airplanes Group to make assumptions as to matters that are highly uncertain at the time the estimates are made.

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

IMPAIRMENT:

     Aircraft are periodically reviewed for impairment in accordance with SFAS
144. An impairment loss is evaluated when the undiscounted estimated future cashflows of the aircraft are less than its carrying value and the loss is measured as the excess of the carrying value over the fair value.

     The fair value of the aircraft is generally based on independent appraisals of aircraft. The appraised values are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". On the basis of past experience including actual lease rates and sales prices achievable and the servicer's experience of the market, estimated discounted cashflows are used as a more accurate indication of fair value. The estimated discounted future cashflows assume, among other things, market lease rates at the end of the existing lease term, other lease costs, downtime and the risk inherent in the cashflows.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2004 COMPARED WITH YEAR ENDED MARCH 31, 2003.

     Details of Airplanes Group's results are set out below:

                                                              2003     2004        %
                                                              -----   -------   -------
                                                               ($ MILLIONS)     CHANGE
REVENUES
Aircraft leasing............................................    358       267    (25.42%)
Aircraft sales..............................................     14         3    (78.57%)
Other income
EXPENSES
Cost of aircraft sold.......................................    (15)       (1)    98.33%
Depreciation................................................   (140)     (116)    17.14%
Impairment Charge...........................................    (76)     (373)  (390.79%)
Net interest expense........................................   (725)     (854)   (17.79%)
Bad and doubtful debts......................................     (6)        5    183.33%
Other lease costs...........................................    (77)      (82)    (6.49%)
Selling general and administrative expenses.................    (33)      (37)   (12.12%)
Tax benefit.................................................      8        17    112.50%
                                                              -----   -------
Net loss....................................................  $(692)  $(1,171)   (69.22%)
                                                              =====   =======

     Airplanes Group's results for the year ended March 31, 2004 reflected a continuation of the difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to the requirement for impairment provisions in the year ended March 31, 2004 and in the year ended March 31, 2003 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

     Airplanes Group generated $47 million in cash from operations in the year ended March 31, 2004 compared to $91 million in the year ended March 31, 2003. The decrease in cash generated from operations is primarily attributable to a reduction in lease revenues caused by an increased level of lease restructurings and, to a lesser extent, greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. There were seven aircraft sales in the year ended March 31, 2004, compared to the year ended March 31, 2003 when there were seven sales. There was a net loss after taxation for the year ended March 31, 2004 of $1,171 million (Airplanes Limited: $1,066 million; Airplanes
Trust: $105 million) compared to a net loss after taxation for the year ended March 31, 2003 of $692 million (Airplanes Limited: $636 million; Airplanes
Trust: $56 million). Excluding accrued but unpaid class E note interest, the increase in the net loss for the period of $304 million was primarily attributable to an aircraft impairment provision of $373 million (Airplanes
Limited: $335 million; Airplanes Trust: $38 million) in the year ended March 31, 2004, as compared to a provision of $76 million (Airplanes Limited: $74 million; Airplanes Trust: $2 million) in the year ended March 31, 2003 and a reduction in revenue due primarily to rental restructurings in the year ended March 31, 2004.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts from certain of our lessees) for the year ended March 31, 2004 were $267 million (Airplanes
Limited: $250 million; Airplanes Trust: $17 million) compared with $358 million (Airplanes Limited: $337 million; Airplanes Trust: $21 million) for the year ended March 31, 2003. The decrease was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft off-lease and to the reduction in the number of aircraft on lease as a consequence of aircraft sales in previous periods. At March 31, 2004, we had 153 of our 172 aircraft on lease (Airplanes Limited: 143 aircraft; Airplanes Trust:
10 aircraft) compared to 158 of our 179 aircraft on lease (Airplanes Limited:
147 aircraft; Airplanes Trust: 11 aircraft) at March 31, 2003.

IMPAIRMENT PROVISIONS

     Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value as measured by net undiscounted estimated future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $373 million (Airplanes
Limited: $335 million; Airplanes Trust: $38 million) in the year ended March 31, 2004 as compared with $76 million (Airplanes Limited: $74 million; Airplanes
Trust: $2 million) for the year ended March 31, 2003.

DEPRECIATION

     The charge for depreciation in the year ended March 31, 2004 amounted to $116 million (Airplanes Limited: $111 million; Airplanes Trust: $5 million) as compared with $140 million (Airplanes Limited: $132 million; Airplanes Trust: $8 million) for the year ended March 31, 2003. The reduction in the charge resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003 and, to a lesser extent, aircraft sales in previous periods.

AIRCRAFT SALES

     Aircraft sales revenues of $3 million (Airplanes Limited: $3 million, Airplanes Trust: $Nil) in respect of the sale of two B737-200A aircraft, one DC9-51 aircraft, one A300 aircraft and three Metro III aircraft were received in the year ended March 31, 2004. The net book value of the aircraft sold was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil). Sales revenues of $14 million (Airplanes Limited: $14 million; Airplanes Trust; $Nil) in respect of the sale of three B737-200A aircraft, two DC9-51 aircraft, one DC8-71F aircraft and insurance proceeds in relation to one DC9-32 aircraft which was deemed a constructive total loss were received in the year ended March 31, 2003. The net book value of the aircraft sold was $15 million (Airplanes
Limited: $15 million; Airplanes Trust: $Nil).

NET INTEREST EXPENSE

     Net interest expense was $854 million (Airplanes Limited: $778 million; Airplanes Trust: $76 million), of which $154 million related to interest on the class A to D notes and interest rate swaps and $700 million related to interest on the class E notes, in the year ended March 31, 2004 compared to $725 million (Airplanes Limited: $660 million; Airplanes Trust: $65 million), of which $181 million related to interest on the class A to D notes and interest rate swaps and $544 million related to interest on the class E notes, in the year ended March 31, 2003. The increase in the amount of interest charged was primarily due to interest on accrued but unpaid class E note interest of $156 million, partially offset by lower average debt and interest rates in the year ended March 31, 2004.

     The weighted average interest rate on the class A to D notes (taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount, but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2004 was 5.95% and the average debt in respect of the class A to D notes outstanding during the period was $2,587 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, as adjusted (by reference to the U.S. consumer price index, effective March 28, 1996) to the current level of 26.6%.

     The weighted average interest rate on the class A to D notes (on the same basis as above) during the year to March 31, 2003 was 6.77% and the average debt in respect of the class A to D notes outstanding during the period was $2,674 million.

     The difference for the year ended March 31, 2004 between Airplanes Group's net interest expense of $854 million (Airplanes Limited: $778 million; Airplanes
Trust: $76 million) and cash paid in respect of interest of $127 million (Airplanes Limited: $116 million; Airplanes Trust: $11 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 2004, Airplanes Group earned interest income (including lessee default interest) of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) compared with $3 million in the year ended March 31, 2003 (Airplanes Limited: $3 million; Airplanes
Trust: $Nil).

BAD DEBT PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2004, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions in respect of bad and doubtful debts in the year ended March 31, 2004 of $5 million (Airplanes Limited: $2 million; Airplanes Trust: $3 million) compared with an overall net charge of $6 million for the year ended March 31, 2003 (Airplanes Limited: $5 million; Airplanes Trust: $1 million).

OTHER LEASE COSTS

     Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the year ended March 31, 2004 amounted to $82 million (Airplanes Limited: $74 million; Airplanes Trust: $8 million) compared with other lease costs of $77 million (Airplanes Limited: $73 million; Airplanes
Trust: $4 million) in the year ended March 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2004 amounted to $37 million (Airplanes Limited: $35 million; Airplanes Trust:
$2 million) as compared to the year ended March 31, 2003 of $33 million (Airplanes Limited: $31 million; Airplanes Trust: $2 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS as servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2004 include $24 million (Airplanes Limited: $23 million; Airplanes Trust:
$1 million) relating to servicing fees, consistent with $24 million (Airplanes
Limited: $23 million; Airplanes Trust: $1 million) in the year ended March 31, 2003.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2004 was $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, consistent with the charge of $6 million (Airplanes
Limited: $5 million; Airplanes Trust: $1 million) for the year ended March 31, 2003.

OPERATING LOSS

     The operating loss for the year ended March 31, 2004 was $1,188 million (Airplanes Limited: $1,079 million; Airplanes Trust: $109 million) compared with an operating loss of $700 million for the year ended March 31, 2003 (Airplanes
Limited: $639 million; Airplanes Trust: $61 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

TAXES

     There was a tax benefit of $17 million (Airplanes Limited: $13 million, Airplanes Trust $4 million) in the year ended March 31, 2004, as compared with a tax benefit of $8 million (Airplanes Limited: $3 million, Airplanes Trust: $5 million) for the year ended March 31, 2003. The increase in the year ended March 31, 2004 relates primarily to a release of deferred tax provisions in the Irish subsidiary companies which were deemed unnecessary due to the level of losses forward and additional forecasted losses.

NET LOSS

     The net loss after taxation for the year ended March 31, 2004 was $1,171 million (Airplanes Limited: $1,066 million; Airplanes Trust: $105 million) compared with a net loss after taxation for the year ended March 31, 2003 of $692 million (Airplanes Limited: $636 million; Airplanes Trust: $56 million).

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2003 COMPARED WITH YEAR ENDED MARCH 31, 2002.

     Airplanes Group's results for the year ended March 31, 2003 reflected a continuation of the apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to the requirement for impairment provisions in the year ended March 31, 2003 and in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

     Airplanes Group generated $91 million in cash from operations in the year ended March 31, 2003 compared to $120 million in the year ended March 31, 2002. The decrease in cash generated from operations is primarily attributable to a reduction in lease revenues caused by an increased level of lease restructurings and, to a lesser extent, greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. There were seven aircraft sales in the year ended March 31, 2003, compared to the year ended March 31, 2002 when there were four sales. There was a net loss after taxation for the year ended March 31, 2003 of $692 million (Airplanes Limited: $636 million; Airplanes
Trust: $56 million) compared to a net loss after taxation for the year ended March 31, 2002 of $695 million (Airplanes Limited: $623 million; Airplanes
Trust: $72 million). Excluding accrued but unpaid class E note interest, the decrease in the net loss for the period of $119 million was primarily attributable to an aircraft impairment provision of $292 million (Airplanes
Limited: $245 million; Airplanes Trust: $47 million) in the year ended March 31, 2002, as compared to a provision of $76 million (Airplanes Limited: $74 million; Airplanes Trust: $2 million) in the year ended March 31, 2003 and a reduction in revenue due primarily to rental restructurings in the year ended March 31, 2003.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts from certain of our lessees) for the year ended March 31, 2003 were $358 million (Airplanes
Limited: $337 million; Airplanes Trust: $21 million) compared with $410 million (Airplanes Limited: $382 million; Airplanes Trust: $28 million) for the year ended March 31, 2002. The decrease was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft off-lease and to the reduction in the number of aircraft on lease as a consequence of aircraft sales in previous periods. At March 31, 2003, we had 158 of our 179 aircraft on lease (Airplanes Limited: 147 aircraft; Airplanes Trust:
11 aircraft) compared to 180 of our 186 aircraft on lease (Airplanes Limited:
168 aircraft; Airplanes Trust: 12 aircraft) at March 31, 2002.

IMPAIRMENT PROVISIONS

     Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value as measured by net undiscounted estimated future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $76 million (Airplanes
Limited: $74 million; Airplanes Trust: $2 million) in the year ended March 31, 2003 as compared with $292 million (Airplanes Limited: $245 million; Airplanes
Trust: $47 million) for the year ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 2003 amounted to $140 million (Airplanes Limited: $132 million; Airplanes Trust:
$8 million) as compared with $159 million (Airplanes Limited: $146 million; Airplanes Trust: $13 million) for the year ended March 31, 2002. The reduction in the charge resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and, to a lesser extent, aircraft sales in previous periods.

AIRCRAFT SALES

     Aircraft sales revenues of $14 million (Airplanes Limited: $14 million, Airplanes Trust: $Nil) in respect of the sale of three B737-200A aircraft, two DC9-51 aircraft, one DC8-71F aircraft and insurance proceeds in relation to one DC9-32 aircraft which was deemed a constructive total loss were received in the year ended March 31, 2003. The net book value of the aircraft sold was $15 million (Airplanes Limited: $15 million; Airplanes Trust: $Nil). Sales revenues of $5 million (Airplanes Limited: $5 million; Airplanes Trust; $Nil) in respect of the sale of three B737-200A aircraft and one DC9-51 aircraft were received in the year ended March 31, 2002. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

NET INTEREST EXPENSE

     Net interest expense was $725 million (Airplanes Limited: $660 million; Airplanes Trust: $65 million), of which $181 million related to interest on the class A to D notes and interest rate swaps and $544 million related to interest on the class E notes, in the year ended March 31, 2003 compared to $614 million (Airplanes Limited: $559 million; Airplanes Trust: $55 million), of which $186 million related to interest on the class A to D notes and $428 million related to interest on the class E notes, in the year ended March 31, 2002. The increase in the amount of interest charged was primarily due to interest on accrued but unpaid class E note interest of $116 million and a net credit of $9 million in the year ended March 31, 2002 relating to the sale of our swaption portfolio partially offset by lower average debt and interest rates in the year ended March 31, 2003.

     The weighted average interest rate on the class A to D notes (taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount, but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2003 was 6.77% and the average debt in respect of the class A to D notes outstanding during the period was $2,674 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, as adjusted (by reference to the U.S. consumer price index, effective March 28, 1996) to the current level of 23.4%.

     The weighted average interest rate on the class A to D notes (on the same basis as above) during the year to March 31, 2002 was 7.18% and the average debt in respect of the class A to D notes outstanding during the period was $2,797 million.

     The difference for the year ended March 31, 2003 between Airplanes Group's net interest expense of $725 million (Airplanes Limited: $660 million; Airplanes
Trust: $65 million) and cash paid in respect of interest of $179 million (Airplanes Limited: $162 million; Airplanes Trust: $17 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 2003, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil million) compared with $6 million in the year ended March 31, 2002 (Airplanes Limited: $6 million; Airplanes Trust: $Nil).

BAD DEBT PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge in respect of bad and doubtful debts in the year ended March 31, 2003 of $6 million (Airplanes Limited: $5 million; Airplanes
Trust: $1 million) compared with an overall net charge of $3 million for the year ended March 31, 2002 (Airplanes Limited: $2 million; Airplanes Trust: $1 million).

OTHER LEASE COSTS

     Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the year ended March 31, 2003 amounted to $77 million (Airplanes Limited: $73 million; Airplanes Trust: $4 million) compared with other lease costs of $73 million (Airplanes Limited: $70 million; Airplanes
Trust: $3 million) in the year ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2003 amounted to $33 million (Airplanes Limited: $31 million; Airplanes Trust:
$2 million) as compared to the year ended March 31, 2002 of $36 million (Airplanes Limited: $33 million; Airplanes Trust: $3 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS as servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2003 include $24 million (Airplanes Limited: $23 million; Airplanes Trust:
$1 million) relating to servicing fees consistent with $24 million (Airplanes
Limited: $22 million; Airplanes Trust: $2 million) in the year ended March 31, 2002.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2003 was $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared with the charge of $10 million (Airplanes
Limited: $9 million; Airplanes Trust: $1 million) for the year ended March 31, 2002.

OPERATING LOSS

     The operating loss for the year ended March 31, 2003 was $700 million (Airplanes Limited: $639 million; Airplanes Trust: $61 million) compared with an operating loss of $764 million for the year ended March 31, 2002 (Airplanes
Limited: $670 million; Airplanes Trust: $94 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

TAXES

     There was a tax benefit of $8 million (Airplanes Limited: $3 million, Airplanes Trust $5 million) in the year ended March 31, 2003, as compared with a tax benefit of $64 million (Airplanes Limited: $42 million, Airplanes Trust: $22 million) for the year ended March 31, 2002.

NET LOSS

     The net loss after taxation for the year ended March 31, 2003 was $692 million (Airplanes Limited: $636 million; Airplanes Trust: $56 million) compared with a net loss after taxation for the year ended March 31, 2002 of $695 million (Airplanes Limited: $623 million; Airplanes Trust: $72 million), including an adjustment of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) for the cumulative effect in relation to the adoption of SFAS 133.

FINANCIAL RESOURCES AND LIQUIDITY

     Our primary source of liquidity is rental payments made by lessees under the leases. Our principal uses of cash rental payments are expenses related to the aircraft and their servicing, corporate expenses and the payment of interest, principal and any premium on indebtedness. See "-- Indebtedness" for more information regarding our outstanding debt.

     Airplanes Group's cash balances at March 31, 2004 amounted to $83 million (Airplanes Limited: $77 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 2003 of $141 million (Airplanes Limited: $135 million; Airplanes Trust: $6 million). The principal reason for the reduction in the cash balances is due to the depletion of the Second Collection Account Top-up following the recommencement of payment of class A minimum principal in August 2003.

     Under the terms of Airplanes Group's indebtedness, we are required, to the extent we have sufficient cashflows to maintain cash balances, which we refer to as the "LIQUIDITY RESERVE AMOUNT," equal to (1) the amount of security deposits ($29 million at March 31, 2004) and (2) a maintenance reserve. See "-- The Accounts -- Liquidity Reserve Amount" for circumstances under which these amounts may be increased or decreased. When we have cash to fund these reserves, the terms of Airplanes Group's indebtedness restrict the use of this cash so that it is generally not available to service debt. The liquidity reserve amount was determined largely based on an analysis of historical experience, assumptions regarding Airplanes Group's future performance and the frequency and cost of certain contingencies in respect of the aircraft. It was intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing liens, complying with ADs and repossessing and re-leasing aircraft.

     Since December 15, 2003, however, we have been unable to fund the $20 million maintenance reserve fund and the security deposit reserve fund and we have only been able to retain cash at the "First Collection Account Top-Up" level in the priority of payments.

OPERATING ACTIVITIES

     Operating cashflows depend on many factors including the performance of lessees and Airplanes Group's ability to re-lease aircraft, the average cost of the notes, the efficacy of Airplanes Group's interest rate hedging policies, the ability of Airplanes Group's swap providers to perform under the terms of their swap and similar obligations and maintenance cashflows which, although expected to be neutral over time, may not balance in any given year.

     Net cash provided by operating activities in the year ended March 31, 2004 amounted to $47 million (Airplanes Limited: $37 million; Airplanes Trust: $10 million) compared with $91 million in the year ended March 31, 2003 (Airplanes
Limited: $81 million; Airplanes Trust: $10 million). This includes cash paid in respect of interest of $127 million in the year ended March 31, 2004 (Airplanes
Limited: $116 million; Airplanes Trust: $11 million) compared with the $179 million in the year ended March 31, 2003 (Airplanes Limited: $162 million; Airplanes Trust: $17 million). The decrease in net cash provided by operating activities in the year ended March 31, 2004 is primarily attributable to an increased level of lease restructurings, greater aircraft downtime, lower interest rates on floating rate leases and a reduction in the number of aircraft on lease as a result of previous aircraft sales. This was offset to some extent by net maintenance inflows and lower LIBOR rates on the floating rate notes.

     There was a reduction in the amount of cash paid as interest during the year ended March 31, 2004 of $52 million, as a result of the non payment of interest on the class B, C and D notes since the November 2003 payment date and lower average debt and a lower average interest rate.

INVESTING AND FINANCING ACTIVITIES

     Cashflows from investing activities in the year ended March 31, 2004 reflect the cash provided by capital and sales type leases which was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) compared to $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in the year ended March 31, 2003. In the year ended March 31, 2004, Airplanes Group also received net sales proceeds of $3 million (Airplanes Limited:

$3 million; Airplanes Trust: $Nil) compared to $14 million (Airplanes Limited:
$14 million; Airplanes Trust: $Nil) in the year ended March 31, 2003.

     Cashflows from financing activities in the year ended March 31, 2004 reflect the repayment of $108 million of principal on the subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $98 million; Airplanes
Trust: $10 million) compared with $108 million of principal repaid on the subclass A-6 and class B by Airplanes Group (Airplanes Limited: $98 million; Airplanes Trust: $10 million) in the year ended March 31, 2003. Notwithstanding the fact that the principal repayments in the year ended March 31, 2004 were comparable with those in the year ended March 31, 2003, in the year ended March 31, 2004 there was a decrease in cash provided by operating activities as discussed above, which was offset by the depletion of the Second Collection Account Top-up.

INDEBTEDNESS

     Airplanes Group's outstanding indebtedness consisted of class A, B, C, D and E notes in the amount of $3,103 million (Airplanes Limited: $2,828 million; Airplanes Trust: $275 million) at March 31, 2004 and $3,209 million (Airplanes
Limited: $2,924 million; Airplanes Trust: $285 million) at March 31, 2003. Airplanes Group had $591 million of class E notes outstanding at March 31, 2004 and 2003. The terms of each subclass of notes, including the outstanding principal amount as of March 15, 2004, and estimated fair market value as of March 31, 2004, are as follows:

                               OUTSTANDING                                                 ESTIMATED
                                PRINCIPAL            ANNUAL                               FAIR MARKET
CLASS OR SUBCLASS OF           AMOUNT AS OF       INTEREST RATE          FINAL            VALUE AS OF
CERTIFICATES AND NOTES        MARCH 15, 2004    (PAYABLE MONTHLY)    MATURITY DATE     MARCH 31, 2004(4)
----------------------        --------------    -----------------    --------------    -----------------
                               ($ MILLIONS)                                              ($ MILLIONS)
Subclass A-6................       97.4         LIBOR+0.340%         March 15, 2019           96.5
Subclass A-8(1).............      700.0         LIBOR+0.375%         March 15, 2019          588.0
Subclass A-9(2).............      750.0         LIBOR+0.550%         March 15, 2019          390.0
Class B.....................      226.8         LIBOR+0.750%         March 15, 2019           38.6
Class C.....................      349.8         8.150%               March 15, 2019           22.7
Class D.....................      395.1         10.875%              March 15, 2019           11.8
Class E (notes only)(3).....      591.2         20.000%              March 15, 2019             --

---------------

(1) Airplanes Group was due to refinance the subclass A-8 certificates and notes on March 15, 2003. Given market conditions and the impact these conditions have had on our performance as compared to the 2001 Base Case, a refinancing at that time was not economically viable. Step-up interest has therefore accrued on the subclass A-8 certificates and notes since March 15, 2003. However, due to insufficient cashflows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid.

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

(2)  The subclass A-9 certificates were issued on March 15, 2001.

(3) The annual interest rate on the class E notes is adjusted by reference to changes in the U.S. Consumer Price Index since March 28, 1996. As of March 31, 2004, the annual interest rate on the class E notes was 26.59%. Except for the class E minimum interest amount and supplemental interest amount, payable at 1% and 10% per annum respectively, no principal or interest is payable on the class E notes until the more senior classes of notes have all been paid in full. As of March 31, 2004, the accrued and unpaid class E minimum interest amount and supplemental interest amount was $2,742 million.

(4) Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at March 31, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

NEW PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities" which requires a variable interest entity to be consolidated by the primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a significant impact on Airplanes Group's financial statements.

     On April 30, 2003, the FASB issued SFAS Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other FASB projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and Airplanes Group is currently considering its potential effect on future financial statements.

     In May 2003, the FASB issued Statement of Financial Reporting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As Airplanes Group does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on Airplanes Group's financial statements.

COMPARISON OF ACTUAL CASHFLOWS VERSUS THE 2001 BASE CASE FOR THE FOUR MONTH PERIOD FROM JANUARY 10, 2004 TO MAY 17, 2004.

     The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "AIRPLANES GROUP").

     THE FINANCIAL INFORMATION SET FORTH BELOW WAS NOT PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OF THE UNITED STATES. THIS INFORMATION MUST BE READ IN CONJUNCTION WITH AIRPLANES GROUP'S MOST RECENT FINANCIAL INFORMATION PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OF THE UNITED STATES. FOR THIS YOU SHOULD REFER TO PAGES F-1 TO F-29 OF THIS REPORT ON FORM 10-K.

     For the purposes of this report, the "FOUR MONTH PERIOD" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended February 17, 2004, March 15, 2004, April 15, 2004 and May 17, 2004. The financial data in these reports includes cash receipts from January 10, 2004 (first day of the Calculation Period for the February 2004 report) up to May 11, 2004 (last day of the Calculation Period for the May 2004 report). Page 68 presents the cumulative cashflow information from March 2001 to the May 2004 payment date. This report, however, limits its commentary to the Four Month Period.

     THE 2001 BASE CASE CONTAINED ASSUMPTIONS IN RESPECT OF AIRPLANES GROUP'S FUTURE CASHFLOWS AND EXPENSES. SINCE THESE ASSUMPTIONS WERE DEVELOPED, GLOBAL ECONOMIC CONDITIONS, AND PARTICULARLY CONDITIONS IN THE COMMERCIAL AVIATION INDUSTRY, HAVE WORSENED SIGNIFICANTLY, PARTICULARLY SINCE SEPTEMBER 11, 2001, AS

DISCUSSED ABOVE UNDER "-- RECENT DEVELOPMENTS". ACCORDINGLY THE PERFORMANCE OF AIRPLANES GROUP HAS BEEN AND WE EXPECT IT TO CONTINUE TO BE WORSE THAN THE 2001 BASE CASE, WITH PARTICULAR REFERENCE TO THOSE ASSUMPTIONS RELATING TO AIRCRAFT RE-LEASE RATES, AIRCRAFT VALUES, AIRCRAFT DOWNTIME AND LESSEE DEFAULTS.

     THE FOLLOWING IS A DISCUSSION OF THE TOTAL CASH COLLECTIONS, TOTAL CASH EXPENSES, INTEREST PAYMENTS AND PRINCIPAL PAYMENTS IN THE FOUR MONTH PERIOD AND SHOULD BE READ IN CONJUNCTION WITH THE ANALYSIS ON PAGE 67.

CASH COLLECTIONS

     "TOTAL CASH COLLECTIONS" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Four Month Period, Airplanes Group generated approximately $88.8 million in Total Cash Collections, $53.4 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 66).

[2]  RENEGOTIATED LEASES

     "RENEGOTIATED LEASES" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Four Month Period, the amount of revenue loss attributed to Renegotiated Leases was $3.2 million, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with two Latin American lessees, two European lessees, two North American lessees and one Asian lessee representing 10 aircraft in total on lease to these lessees at March 31, 2004

     For details of current lessee restructurings please refer to "Item 1. Business -- The Aircraft, Related Leases and Collateral -- The Lessees".

[3] RENTAL RESET -- RELEASING EVENTS WHERE NEW LEASE RATE DEVIATED FROM THE 2001 BASE CASE

     "RENTAL RESETS" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $44.3 million in the Four Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  LEASE RENTALS -- AIRCRAFT SALES

     "LEASE RENTALS -- AIRCRAFT SALES" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three DC9-51 aircraft, one DC9-32 aircraft, three DC8-71F aircraft, two B727-200A aircraft, four B737-200A aircraft, three Metro-III aircraft and one A300-B4-200 aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $3.8 million in lease rentals compared to the 2001 Base Case in the Four Month Period. Lease rentals totalling $0.2 million were received in the Four Month Period in respect of one DC9-32 aircraft and one A300C4-200 aircraft, both of which have remained on lease after their assumed sale date in the 2001 Base Case.

[5]  CONTRACTED LEASE RENTALS

     "CONTRACTED LEASE RENTALS" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals -- Aircraft

Sales. For the Four Month Period, Contracted Lease Rentals were $85.6 million, which was $51.1 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals -- Aircraft Sales as discussed above.

[6]  MOVEMENT IN CURRENT ARREARS BALANCE

     "CURRENT ARREARS" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net increase of $2.6 million in the Current Arrears balance over the Four Month Period, as compared to $Nil assumed in the 2001 Base Case.

NET STRESS-RELATED COSTS

     "NET STRESS-RELATED COSTS" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Four Month Period. For the Four Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $11.0 million (8.0% of Lease Rentals) compared to $8.2 million outflow assumed in the 2001 Base Case, a variance of $2.8 million that is due to the five factors described in items [8] to [12] below.

[8]  BAD DEBTS

     "BAD DEBTS" are lease rental arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Four Month Period, $1.4 million less than the 2001 Base Case assumption of $1.4 million (1.0% of Lease Rentals).

[9]  DEFERRED ARREARS BALANCE

     "DEFERRED ARREARS BALANCE" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Four Month Period, Airplanes Group received payments totaling $5.5 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Four Month Period.

[10]  AIRCRAFT ON GROUND ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had twenty-three aircraft AOG at various times during the Four Month Period. In the Four Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $17.2 million (12.6% of Lease Rentals), as compared to $5.7 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11]  OTHER LEASING INCOME

     "OTHER LEASING INCOME" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Four Month Period, Other Leasing Income amounted to $0.7 million, as compared to $Nil assumed under the 2001 Base Case.

[12]  REPOSSESSION COSTS

     "REPOSSESSION COSTS" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Four Month Period, Repossession Costs amounted to $Nil, as compared to $1.1 million assumed under the 2001 Base Case.

[14]  NET LEASE RENTAL

     "NET LEASE RENTAL" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Four Month Period, Net Lease Rental amounted to $72.0 million, $56.5 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15]  INTEREST EARNED

     "INTEREST EARNED" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount ($80 million plus the security deposit amount, subject to available cashflows), in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Four Month Period, Interest Earned amounted to $0.3 million, $2.0 million less than that assumed in the 2001 Base Case. The difference is due to a lower cash balance in the Collection Account as available cashflows were adequate to allocate only $60 million to the cash liquidity reserve amount on each payment date in the Four Month Period (refer to item [29A] below), and a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Four Month Period was 1.0% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]  AIRCRAFT SALES

     Aircraft sales proceeds totalling $5.5 million were received in the Four Month Period in respect of the sale of two B737-200A aircraft and two DC8-71F aircraft. Aircraft sales proceeds for the Four Month Period also included the receipt of sale deposits totalling $0.3 million in respect of two B737-200A aircraft and one DC8-71F aircraft which were subject to letters of intent for sale. Two of these aircraft have been sold as of the date of this Form 10-K. In the 2001 Base Case, aircraft sales proceeds totaling $11.4 million are assumed to be received in the Four Month Period in respect of the assumed sale of two DC9-51 aircraft, which had been sold in prior periods, and one A300C4-200 aircraft which remains on lease. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date.

[17]  NET MAINTENANCE

     "NET MAINTENANCE" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Four Month Period, positive net maintenance cashflows of $10.7 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

     "TOTAL CASH EXPENSES" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Four Month Period, Total Cash Expenses were $21.7 million compared to $17.8 million assumed in the 2001 Base Case, a negative variance of $3.9 million. A number of factors discussed below have given rise to this.

     "AIRCRAFT OPERATING EXPENSES" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]  RE-LEASING AND OTHER OVERHEAD COSTS

     "RE-LEASING AND OTHER OVERHEAD COSTS" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Four Month Period, these costs amounted to $8.6 million (or 6.3% of Lease Rentals) compared to $6.8 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     "SG&A EXPENSES" relate to fees paid to the servicer and to other service providers.

[21]  AIRCRAFT SERVICER FEES

     "AIRCRAFT SERVICER FEES" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Four Month Period, the total Aircraft Servicer Fees paid were $8.9 million, $1.0 million more than that assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:

                                                                $M
                                                                ---
Retainer Fee................................................    7.4
Minimum Incentive Fee.......................................    1.5
Core Cashflow/Sales Incentive Fee...........................    0.0
                                                                ---
Total Aircraft Servicer Fee.................................    8.9
                                                                ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]  OTHER SERVICER FEES AND OTHER OVERHEADS

     "OTHER SERVICER FEES AND OTHER OVERHEADS" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Four Month Period, Other Servicer Fees and Other Overheads amounted to $4.2 million, $1.1 million more than an assumed expense of $3.1 million in the 2001 Base Case.

[29A]  SHORTFALL IN LIQUIDITY RESERVE

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures, subject to available cashflows, in an amount equal to the sum of:

     -  the maintenance reserve amount ($80 million); and

     -  a security deposit reserve amount.

     Under the priority of payments applicable to Airplanes Group, this cash balance is retained at point (iii) First Collection Account Top-up (maintenance reserve amount -- $60 million) and at point (x) Second Collection Account Top-up (maintenance reserve amount -- $20 million plus security deposit reserve amount).

     "SHORTFALL IN LIQUIDITY RESERVE" relates to any shortfall in the funds allocated to the "First Collection Account Top-up" and "Second Collection Account Top-up" as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the applicable liquidity reserve amount under the priority of payments applicable to Airplanes Group. Since the May 2003 payment date there has been a depletion of the "Second Collection Account Top-up" and beginning on the December 15, 2003 payment date cashflows have been insufficient to allocate any funds to the "Second Collection Account Top-up". On the May 17, 2004 payment date, there was a shortfall in the liquidity reserve amount of $45.7 million as compared to a shortfall of $48.1 million on the January 15, 2004 payment date, representing an overall decrease of $2.4 million in the Shortfall in Liquidity Reserve for the Four Month Period. This decrease in the Shortfall in Liquidity Reserve is explained by a net reduction of $2.4 million in the security deposit reserve amount in the Four Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30]  INTEREST PAYMENTS

     In the Four Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $8.3 million which is $47.1 million lower than assumed under the 2001 Base Case.

     Interest payments on the floating rate class A notes amounted to $8.3 million, $18.8 million lower than assumed under the 2001 Base Case, reflecting a lower than expected level of average interest rates on the floating rate notes, the impact of which was partly offset by a higher principal balance outstanding on these notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Four Month Period was 1.1%. Our cashflows have been inadequate to pay any interest on the class B, C and D notes in the Four Month Period. Interest payments assumed under the 2001 Base Case in the Four Month Period amounted to $4.5 million, $9.5 million and $14.3 million respectively on the class B, C and D notes. Interest has begun to accrue on the unpaid interest on the class B, C and D notes in accordance with the terms of these notes and will continue to accrue until the arrears of interest are paid in full. Accrued and unpaid interest (including interest accrued on unpaid interest) amounted to $2.1 million, $14.5 million and $22.0 million respectively on the class B, C and D notes following the May 17, 2004 payment date.

     In the Four Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

     Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum began to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the priority of payments applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cashflows have not been sufficient to allow payment of step-up interest on any of the payment dates since March 2003 and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at May 17, 2004 was $4.2 million.

[31]  SWAP AND SWAPTION CASHFLOWS

     Airplanes Group's net swap payments during the Four Month Period were $13.6 million higher than the $0.4 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33]  PRINCIPAL PAYMENTS

     In the thirty-eight month period from March 10, 2001 to May 17, 2004, total principal payments amounted to $422.4 million, (comprising $370.9 million on the class A notes and $51.5 million on the class B notes), $153.1 million less than assumed in the 2001 Base Case. The breakdown of the $153.1 million variance is set out on page 68. In the Four Month Period, total principal payments amounted to $40.4 million, (comprising $40.4 million on the class A notes), $28.2 million less than assumed in the 2001 Base Case. The breakdown of the $28.2 million variance is set out on page 67.

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,775.2 million at May 17, 2004. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2004 and valued the current portfolio at $2,031.3 million. Applying the declining value assumptions to this appraisal, the total appraised value was $1,973.5 million at May 17, 2004.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, we have been required to pay class A principal adjustment amount to the extent of available cashflows throughout the thirty-eight month period since the 2001 refinancing. However, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the class A principal adjustment amount ranks ahead of the scheduled principal payments on the class C and D notes, and since available cashflows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the thirty-eight month period since the 2001 refinancing. Total deferrals of class C and class D scheduled principal amounts amounted to $81.4 million and $51.5 million respectively as of May 17, 2004.

     Based on the most recent annual appraisal dated January 31, 2004, the decline in appraised values in the year to the February 2004 payment date was approximately $176 million more than the decline assumed in the 1996 Base Case. The decline in appraised values in this period has resulted in an increase in the arrears of class A principal adjustment amount at the February 17, 2004 payment date from $343.5 million to $451.2 million. The class A principal adjustment amount outstanding was $457.7 million as at May 17, 2004.

     To the extent that we have sufficient available funds, we are also required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals referred to above.) As a result of earlier payments of class A principal adjustment amount, described above, we remained ahead of the required class A minimum principal payment schedule. However, as described above, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on the December 15, 2003 payment date and minimum principal arrears on the class A notes were $24.3 million following the May 17, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Minimum principal arrears on the class B notes were $11.5 million following the May 17, 2004 payment date.

     The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft. The current market value of each of our aircraft is less than, and in some cases such as the MD-11s, significantly less than the appraised value. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further. However, since we are no longer able to pay class A principal adjustment amount and since, as a result of our consent solicitation, we are no longer required to sell our aircraft at or above the note target price, the appraised values of our aircraft are now of little significance except as a basis for providing statistical information on the portfolio and for complying with certain technical provisions in the indentures.

OTHER ISSUES

     For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see "-- Recent Developments -- Performance".

NOTE                             REPORT LINE NAME                                   DESCRIPTION
----                  ---------------------------------------  ------------------------------------------------------
                      CASH COLLECTIONS
[1]                   Lease Rentals..........................  Assumptions as per the 2001 Base Case
[2]                   -- Renegotiated Leases.................  Change in contracted rental cashflow caused by a renegotiated lease
[3]                   -- Rental Resets.......................  Re-leasing events where new lease rate deviated from the 2001 Base Case
[4]                   -- Lease Rentals -- Aircraft Sales.....  Revenue foregone on aircraft sold prior to their assumed sale date in the 2001 Base Case net of revenue
                                                               received on aircraft remaining on lease after their
                                                               assumed sale date in the 2001 Base Case
[5] (SUM)[1]...[4]    CONTRACTED LEASE RENTALS...............  Current Contracted Lease Rentals due as at the latest
                                                               Calculation Date
[6]                   Movement in Current Arrears Balance....  Current Contracted Lease Rentals not received as at the latest Calculation Date, excluding Bad Debts
[7]                   Less Net Stress Related Costs
[8]                   -- Bad Debts...........................  Arrears owed by former lessees and deemed irrecoverable
[9]                   -- Deferred Arrears Balance............  Current arrears that have been capitalised and restructured as a Note Payable
[10]                  -- AOG.................................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                  -- Other Leasing Income................  Includes lease termination payments, rental guarantees and late payments charges
[12]                  -- Repossession........................  Legal and technical costs incurred in repossessing aircraft.
[13] (SUM)[8]...[12]  Sub-total
[14] [5]+[6]+[13]     NET LEASE RENTAL.......................  Contracted Lease Rentals less Movement in Current
                                                               Arrears Balance and Net Stress Related Costs
[15]                  Interest Earned........................  Interest earned on monthly cash balances
[16]                  Aircraft Sales.........................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                  Net Maintenance........................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                  Other Receipts.........................  Receipts from GE Capital under the Tax Sharing
                                                               Agreement
[19]
  (SUM)[14]...[18]    Total Cash Collections.................  Net Lease Rental + Interest Earned + Aircraft Sales +
                                                               Net Maintenance + Other Receipts
                      CASH EXPENSES
                      Aircraft Operating Expenses............  All operational costs related to the leasing of aircraft.
[20]                  Releasing and Other Overheads..........  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other
                                                               lessee-related overheads
                      SG&A Expenses
[21]                  Aircraft Servicer Fees.................  Monthly and annual fees paid to servicer
                      -- Retainer Fee........................  Fixed amount per month per aircraft
                      -- Minimum Incentive Fee...............  Minimum annual fee paid to servicer for performance above an annually agreed target
                      -- Core Cashflow/Sales Incentive Fee...  Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed
                                                               target/on sale of an aircraft
[22] [21]             Sub-total
[23]                  Other Servicer Fees and Other
                      Overheads..............................  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[23A]                 Other SG&A Expenses....................  Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the
                                                               2001 Base Case and costs relating to the consent
                                                               solicitation for Indenture amendment
[24] [22]+[23]+[23A]  Sub-total
[25] [20]+[24]        TOTAL CASH EXPENSES....................  Aircraft Operating Expenses + SG&A Expenses
                      NET CASH COLLECTIONS
[26] [19]             Total Cash Collections.................  Line 19 above
[27] [25]             Total Cash Expenses....................  Line 25 above
[28]                  Movement in Expense Account............  Relates to reduction in accrued expense amounts
[29]                  Reduction in Liquidity Reserve.........  Reduction of the miscellaneous reserve amount from
                                                               $40m to $Nil in April 2001
[29A]                 Shortfall in Liquidity Reserve.........  Reduction in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]                  Interest Payments......................  Interest paid on all outstanding debt
[31]                  Swap payments..........................  Net swap payments (paid)/received
[32]
  (SUM)[26]...[31]    Total
[33]                  PRINCIPAL PAYMENTS.....................  Principal payments on debt

            AIRPLANES GROUP CASHFLOW PERFORMANCE FOR THE PERIOD FROM
                  JANUARY 10, 2004 TO MAY 17, 2004 (4 MONTHS)
         COMPARISON OF ACTUAL CASHFLOWS VERSUS 2001 BASE CASE CASHFLOWS

                                                                                             % OF LEASE RENTALS UNDER
                                                                                                THE 2001 BASE CASE
                                                                                           -----------------------------
                                                                      2001                            2001
                                                          ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                          -------   ---------   --------   ------   ---------   --------
                                                                   ($ MILLIONS)
                 CASH COLLECTIONS
1                Lease Rentals..........................    136.7      136.7         0.0   100.0%     100.0%       0.0%
2                -- Renegotiated Leases.................     (3.2)       0.0        (3.2)   (2.3%)      0.0%      (2.3%)
3                -- Rental Resets.......................    (44.3)       0.0       (44.3)  (32.4%)      0.0%     (32.4%)
4                -- Lease Rentals -- Aircraft Sales.....     (3.6)       0.0        (3.6)   (2.6%)      0.0%      (2.6%)
                                                          -------    -------    --------   -----      -----     ------
5    (SUM) 1-4   CONTRACTED LEASE RENTALS...............     85.6      136.7       (51.1)   62.6%     100.0%     (37.4%)
6                Movement in Current Arrears Balance....     (2.6)       0.0        (2.6)   (1.9%)      0.0%      (1.9%)
7                less Net Stress Related Costs
8                -- Bad Debts...........................      0.0       (1.4)        1.4     0.0%      (1.0%)      1.0%
9                -- Deferred Arrears Balance............      5.5        0.0         5.5     4.0%       0.0%       4.0%
10               -- AOG.................................    (17.2)      (5.7)      (11.5)  (12.6%)     (4.2%)     (8.4%)
11               -- Other Leasing Income................      0.7        0.0         0.7     0.5%       0.0%       0.5%
12               -- Repossession........................      0.0       (1.1)        1.1     0.0%      (0.8%)      0.8%
                                                          -------    -------    --------   -----      -----     ------
13   (SUM) 8-12  Sub-total..............................    (11.0)      (8.2)       (2.8)   (8.0%)     (6.0%)     (2.0%)
14   5+6+13      NET LEASE RENTAL.......................     72.0      128.5       (56.5)   52.7%      94.0%     (41.3%)
15               Interest Earned........................      0.3        2.3        (2.0)    0.2%       1.7%      (1.5%)
16               Aircraft Sales.........................      5.8       11.4        (5.6)    4.2%       8.3%      (4.1%)
17               Net Maintenance........................     10.7        0.0        10.7     7.8%       0.0%       7.8%
18               Other Receipts.........................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
19   (SUM) 14-18 TOTAL CASH COLLECTIONS.................     88.8      142.2       (53.4)   65.0%     104.0%     (39.1%)
                                                          =======    =======    ========   =====      =====     ======
                 CASH EXPENSES
                 Aircraft Operating Expenses
20               -- Re-leasing and other overheads......     (8.6)      (6.8)       (1.8)   (6.3%)     (5.0%)     (1.3%)
                 SG&A Expenses
21               Aircraft Servicer Fees
                 -- Retainer Fee........................     (7.4)      (7.4)        0.0    (5.4%)     (5.4%)      0.0%
                 -- Minimum Incentive Fee...............     (1.5)      (0.5)       (1.0)   (1.1%)     (0.4%)     (0.7%)
                 -- Core Cashflow/Sales Incentive Fee...      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
22   21          Sub-total..............................     (8.9)      (7.9)       (1.0)   (6.5%)     (5.8%)     (0.7%)
23               Other Servicer Fees and Other               (4.2)      (3.1)       (1.1)   (3.1%)     (2.3%)     (0.8%)
                 Overheads..............................
23A              Other SG&A Expenses....................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
24   22+23+23A   Sub-total..............................    (13.1)     (11.0)       (2.1)   (9.6%)     (8.0%)     (1.5%)
                                                          -------    -------    --------   -----      -----     ------
25   24+20       TOTAL CASH EXPENSES....................    (21.7)     (17.8)       (3.9)  (15.9%)    (13.0%)     (2.9%)
                                                          =======    =======    ========   =====      =====     ======
                 NET CASH COLLECTIONS
26   19          Total Cash Collections.................     88.8      142.2       (53.4)   65.0%     104.0%     (39.1%)
27   25          Total Cash Expenses....................    (21.7)     (17.8)       (3.9)  (15.9%)    (13.0%)     (2.9%)
28               Movement in Expense Account............     (2.0)       0.0        (2.0)   (1.5%)      0.0%      (1.5%)
29               Reduction in Liquidity Reserve.........      0.0        0.0         0.0     0.0%       0.0%       0.0%
29A              Shortfall in Liquidity Reserve.........     (2.4)       0.0        (2.4)   (1.8%)      0.0%      (1.8%)
30               Interest Payments......................     (8.3)     (55.4)       47.1    (6.1%)    (40.5%)     34.5%
31               Swap Payments..........................    (14.0)      (0.4)      (13.6)  (10.2%)     (0.3%)     (9.9%)
                                                          -------    -------    --------   -----      -----     ------
32   (SUM) 26-31 TOTAL..................................     40.4       68.6       (28.2)   29.6%      50.2%     (20.6%)
                                                          =======    =======    ========   =====      =====     ======
33               PRINCIPAL PAYMENTS
                 Class A................................     40.4       61.8       (21.4)   29.6%      45.2%     (15.6%)
                 Class B................................      0.0        6.8        (6.8)    0.0%       5.0%      (5.0%)
                                                          -------    -------    --------   -----      -----     ------
                 TOTAL..................................     40.4       68.6       (28.2)   29.6%      50.2%     (20.6%)
                                                          =======    =======    ========   =====      =====     ======
                 DEBT BALANCES AT MAY 17, 2004
                 Subclass A-6...........................     74.5        0.0
                 Subclass A-8...........................    700.0      700.0
                 Subclass A-9...........................    750.0      680.1
                 Class B................................    226.8      218.1
                 Class C................................    349.8      349.8
                 Class D................................    395.1      395.1
                                                          -------    -------
                                                          2,496.2    2,343.1
                                                          =======    =======

            AIRPLANES GROUP CASHFLOW PERFORMANCE FOR THE PERIOD FROM
                   MARCH 10, 2001 TO MAY 17, 2004 (38 MONTHS)
         COMPARISON OF ACTUAL CASHFLOWS VERSUS 2001 BASE CASE CASHFLOWS

                                                                                             % OF LEASE RENTALS UNDER
                                                                                                THE 2001 BASE CASE
                                                                                           -----------------------------
                                                                      2001                            2001
                                                          ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                          -------   ---------   --------   ------   ---------   --------
                                                                   ($ MILLIONS)
                 CASH COLLECTIONS
1                Lease Rentals                            1,327.4    1,327.4         0.0   100.0%     100.0%       0.0%
2                -- Renegotiated Leases                     (79.6)       0.0       (79.6)   (6.0%)      0.0%      (6.0%)
3                -- Rental Resets                          (230.7)       0.0      (230.7)  (17.4%)      0.0%     (17.4%)
4                -- Lease Rentals -- Aircraft Sales         (12.3)       0.0       (12.3)   (0.9%)      0.0%      (0.9%)
                                                          -------    -------    --------   -----      -----     ------
5    (SUM) 1-4   CONTRACTED LEASE RENTALS...............  1,004.8    1,327.4      (322.6)   75.7%     100.0%     (24.3%)
6                Movement in Current Arrears Balance....     (1.5)       0.0        (1.5)   (0.1%)      0.0%      (0.1%)
7                less Net Stress Related Costs
8                -- Bad Debts...........................    (10.2)     (13.3)        3.1    (0.8%)     (1.0%)      0.2%
9                -- Deferred Arrears Balance............     12.7        3.1         9.6     1.0%       0.2%       0.7%
10               -- AOG.................................   (103.4)     (55.9)      (47.5)   (7.8%)     (4.2%)     (3.6%)
11               -- Other Leasing Income................     12.8        0.0        12.8     1.0%       0.0%       1.0%
12               -- Repossession........................     (4.1)     (10.6)        6.5    (0.3%)     (0.8%)      0.5%
                                                          -------    -------    --------   -----      -----     ------
13   (SUM) 8-12  Sub-total..............................    (92.2)     (76.7)      (15.5)   (6.9%)     (5.8%)     (1.2%)
14   5+6+13      NET LEASE RENTAL.......................    911.1    1,250.7      (339.6)   68.6%      94.2%     (25.6%)
15               Interest Earned........................      9.4       21.9       (12.5)    0.7%       1.6%      (0.9%)
16               Aircraft Sales.........................     35.2       40.7        (5.5)    2.7%       3.1%      (0.4%)
17               Net Maintenance........................     72.8        0.0        72.8     5.5%       0.0%       5.5%
18               Other Receipts.........................      8.3        0.0         8.3     0.6%       0.0%       0.6%
                                                          -------    -------    --------   -----      -----     ------
19   (SUM) 14-18 TOTAL CASH COLLECTIONS.................  1,036.8    1,313.3      (276.5)   78.1%      98.9%     (20.8%)
                                                          =======    =======    ========   =====      =====     ======
                 CASH EXPENSES
                 Aircraft Operating Expenses
20               -- Re-leasing and other overheads......    (74.5)     (66.5)       (8.0)   (5.6%)     (5.0%)     (0.6%)
                 SG&A Expenses
21               Aircraft Servicer Fees
                 -- Retainer Fee........................    (70.7)     (70.7)        0.0    (5.3%)     (5.3%)      0.0%
                 -- Minimum Incentive Fee...............     (6.0)      (4.7)       (1.3)   (0.5%)     (0.4%)     (0.1%)
                 -- Core Cashflow/Sales Incentive Fee...     (0.2)       0.0        (0.2)   (0.0%)      0.0%      (0.0%)
                                                          -------    -------    --------   -----      -----     ------
22   21          Sub-total..............................    (76.9)     (75.4)       (1.5)   (5.8%)     (5.7%)     (0.1%)
23               Other Servicer Fees and Other              (35.1)     (32.0)       (3.1)   (2.6%)     (2.4%)     (0.2%)
                 Overheads..............................
23A              Other SG&A Expenses....................     (2.0)      (4.7)        2.7    (0.2%)     (0.4%)      0.2%
                                                          -------    -------    --------   -----      -----     ------
24   22+23+23A   Sub-total..............................   (114.0)    (112.1)       (1.9)   (8.6%)     (8.4%)     (0.1%)
                                                          -------    -------    --------   -----      -----     ------
25   24+20       TOTAL CASH EXPENSES....................   (188.5)    (178.6)       (9.9)  (14.2%)    (13.5%)     (0.7%)
                                                          =======    =======    ========   =====      =====     ======
                 NET CASH COLLECTIONS
26   19          Total Cash Collections.................  1,036.8    1,313.3      (276.5)   78.1%      98.9%     (20.8%)
27   25          Total Cash Expenses....................   (188.5)    (178.6)       (9.9)  (14.2%)    (13.5%)     (0.7%)
28               Movement in Expense Account............     (8.5)       0.0        (8.5)   (0.6%)      0.0%      (0.6%)
29               Reduction in Liquidity Reserve.........     40.0       40.0         0.0     3.0%       3.0%       0.0%
29A              Shortfall in Liquidity Reserve.........     45.7        0.0        45.7     3.4%       0.0%       3.4%
30               Interest Payments......................   (346.7)    (571.0)      224.3   (26.1%)    (43.0%)     16.9%
31               Swap Payments..........................   (156.4)     (28.2)     (128.2)  (11.8%)     (2.1%)     (9.7%)
                                                          -------    -------    --------   -----      -----     ------
32   (SUM) 26-31 TOTAL..................................    422.4      575.5      (153.1)   31.8%      43.4%     (11.5%)
                                                          =======    =======    ========   =====      =====     ======
33               PRINCIPAL PAYMENTS
                 Class A................................    370.9      515.3      (144.4)   27.9%      38.8%     (10.9%)
                 Class B................................     51.5       60.2        (8.7)    3.9%       4.5%      (0.6%)
                                                          -------    -------    --------   -----      -----     ------
                 TOTAL..................................    422.4      575.5      (153.1)   31.8%      43.4%     (11.5%)
                                                          =======    =======    ========   =====      =====     ======
                 DEBT BALANCES AT MAY 17, 2004
                 Subclass A-6...........................     74.5        0.0        74.5
                 Subclass A-8...........................    700.0      700.0         0.0
                 Subclass A-9...........................    750.0      680.1        69.9
                 Class B................................    226.8      218.1         8.7
                 Class C................................    349.8      349.8         0.0
                 Class D................................    395.1      395.1         0.0
                                                          -------    -------    --------
                                                          2,496.2    2,343.1       153.1
                                                          =======    =======    ========

                                                        MAR-01                             2001
                                                       CLOSING          ACTUAL          BASE CASE
                                                       -------          ------          ---------
                                                     ($ MILLIONS)    ($ MILLIONS)      ($ MILLIONS)
     NET CASH COLLECTIONS........................                        422.4             575.5
     Add Back Interest and Swap Payments.........                        503.1             599.2
                                                                       -------           -------
a..  Net Cash Collections (excl. interest and
     swap payments)..............................                        925.5           1,174.7
                                                                       =======           =======
b    Swaps.......................................                        156.4              28.2
c    Class A Interest............................                        135.6             296.8
d    Class A Minimum.............................                        115.9               0.0
e    Class B Interest............................                         20.5              47.9
f    Class B Minimum.............................                         51.5              60.2
g    Class C Interest............................                         76.0              90.3
h    Class D Interest............................                        114.6             136.0
i    Class A Principal Adjustment................                        255.0             515.3
j    Class C Scheduled...........................                          0.0               0.0
k    Class D Scheduled...........................                          0.0               0.0
l    Permitted Aircraft Modifications............                          0.0               0.0
m    Step-up Interest............................                          0.0               0.0
n    Class E Minimum Interest....................                          0.0               0.0
o    Class B Supplemental........................                          0.0               0.0
p    Class A Supplemental........................                          0.0               0.0
                                                                       -------           -------
     TOTAL.......................................                        925.5           1,174.7
                                                                       =======           =======
[1].. INTEREST COVERAGE RATIO
     Class A.....................................                          3.2               3.6    = a/(b+c)
     Class B.....................................                          N/A               3.2    = a/(b+c+d+e)
     Class C.....................................                          N/A               2.2    = a/(b+c+d+e+f+g)
     Class D.....................................                          N/A               1.8    = a/(b+c+d+e+f+g+h)
[2]  DEBT COVERAGE RATIO
     Class A.....................................                          N/A               3.6    = a/(b+c+d)
     Class B.....................................                          N/A               2.7    = a/(b+c+d+e+f)
     Class C.....................................                          N/A               N/A    = a/(b+c+d+e+f+g+h+i+j)
     Class D.....................................                          N/A               N/A    = a/(b+c+d+e+f+g+h+i+j+k)
     LOAN TO VALUE RATIOS (IN U.S. DOLLARS)
[3]  Adjusted Portfolio Value                          3,108.6         1,973.5           2,507.2
     Liquidity Reserve Amount of which
     -- Cash.....................................        156.9            60.0             116.0
     -- Accrued Expenses.........................         12.6            13.0               0.0
                                                       -------         -------           -------
     Subtotal....................................        169.5            73.0             116.0
     Less Lessee Security Deposits...............         36.9             0.0              36.0
                                                       -------         -------           -------
     Subtotal....................................        132.6            73.0              80.0
                                                       -------         -------           -------
[4]  TOTAL ASSET VALUE...........................      3,241.2         2,046.5           2,587.2
                                                       =======         =======           =======

NOTE BALANCES AS AT:                        MARCH 15, 2001       MAY 17, 2004       MAY 17, 2004
--------------------                        ---------------    ----------------    ---------------
Class A...............................      1,895.4   58.5%    1,524.5    74.5%    1,380.1   53.3%
Class B...............................        278.3   67.1%      226.8    85.6%      218.1   61.8%
Class C...............................        349.8   77.9%      349.8   102.7%      349.8   75.3%
Class D...............................        395.1   90.0%      395.1   122.0%      395.1   90.6%
                                            -------            -------             -------
                                            2,918.6            2,496.2             2,343.1
                                            =======            =======             =======

---------------
[1] "INTEREST COVERAGE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payments payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes. Actual Interest Coverage Ratios have not been provided for the class B, C and D notes as interest amounts have not been paid on these notes since the December 2003 payment date.

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

[4] "TOTAL ASSET VALUE" is equal to total expected/adjusted portfolio value plus liquidity reserve amount minus lessee security deposits.

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

LIQUIDITY RESERVE AMOUNT

     To the extent of available cashflows, Airplanes Group is required to maintain a cash balance in the collection account under the indentures in an amount equal to the sum of:

     - the maintenance reserve amount ($60 million for purposes of the "First Collection Account Top-up" plus an additional $20 million for purposes of the "Second Collection Account Top-up" as of March 15, 2004, as further described below), and

     - a security deposit reserve amount (equal to approximately $29.6 million as of March 15, 2004).

     The indentures permit the required maintenance reserve amount to be increased or decreased from time to time by an action of the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust in light of significant changes in, among other things, the condition of the aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions. Any proposed reduction by the board of directors or the controlling trustees is subject to confirmation in advance in writing from the rating agencies that the proposed reduction in the liquidity reserve amount will not result in a lowering or withdrawal of their ratings of any class of certificates.

     On March 8, 2001, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust approved a reduction of the maintenance reserve amount required to be retained by Airplanes Group in the collection account from $80 million to $60 million as of March 15, 2001 for purposes of the "First Collection Account Top-up" (but not for the "Second Collection Account Top-up") according to the priority of payments provided in the indentures.

     The reduction of the maintenance reserve amount for purposes of the "First Collection Account Top-up" allowed an additional amount of up to $20 million to be applied, if required, to pay the minimum hedge payments, class A minimum principal, class B interest, class B minimum principal, class C interest and class D interest on any payment date after March 15, 2001. This additional $20 million amount, however, was still required to be retained by Airplanes Group in the collection account for purposes of the "Second Collection Account Top-up" if we had sufficient cashflows. This reduction of the maintenance reserve amount did not cause the rating agencies to lower or withdraw the ratings of any class or subclass of certificates.

     If funds on deposit in the collection account are insufficient to satisfy the liquidity reserve amount at any time, as has been the case since December 15, 2003, we may continue to make all payments, including required payments on the notes and the guarantees, which rank prior to or equally with payments of accrued but unpaid interest on the class D notes and any permitted accruals so long as the balance of funds in the collection account does not fall below the amount required to be retained for the purpose of the "First Collection Account Top-up" in the priority of payments (currently $60 million). If the balance of funds in the collection account falls below the amount required to be retained for the purpose of the "First Collection Account Top-up" in the priority of payments, we may continue to make all payments, including required payments on the notes and the guarantees, of (a) all accrued but unpaid interest and, on the final maturity date, principal of the class or subclass of the most senior class of notes then outstanding to avoid a note event of default and (b) payments under our swap agreements.

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

THE EXPENSE ACCOUNT

     On each payment date, the cash manager withdraws the required expense amount from the collection account to pay the expenses. To the extent that the required expense amount has not been paid directly to expense payees, it is deposited into the expense account. Further withdrawals of cash from the collection account by the cash manager to satisfy expenses due and payable prior to the next payment date that were not previously anticipated are also deposited in the expense account. If funds on deposit in the collection account are less than the required expense amount on any payment date, we will be unable to pay the required expense amount in full, which may lead to a default under our various service agreements or other contracts under which the expenses arise.

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

INTEREST RATE RISK AND MANAGEMENT

     The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either a fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. See "Item 1. Business -- The Aircraft, Related Leases and Collateral -- The Leases" for more information regarding the terms of our leases. As of March 31, 2004, leases representing approximately 98% of our portfolio by appraised value as of January 31, 2004 provided for fixed rate rental payments and approximately 2% provided for floating rate payments.

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A, B, C and D notes and certificates do not correlate to the mix of fixed and floating rental receipts for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and class B notes and certificates bear floating rates of interest and the class C and class D notes and certificates bear fixed rates of interest. The mix of fixed and floating rental receipts contains a higher percentage of fixed rate receipts than the percentage of fixed rate interest payments on the notes and certificates and the reset periods on floating rental receipts are generally longer than the monthly reset periods on the floating rate notes. Before November 17, 2003 we entered into interest rate swaps in order to correlate the contracted fixed and floating rental receipts to the fixed and floating interest payments on the notes and certificates. Since November 17, 2003, however, we have ceased paying interest on our class B, C and D notes and certificates.

     We have therefore reviewed and modified our hedging policy with the approval of the rating agencies and no longer enter into hedges of the class B notes and certificates. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Our cashflows have been insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments since December 15, 2003. We have therefore not included this cash balance in our hedging calculations since the end of 2003.

     Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to a number of factors, including the expected pay down schedule of the class A notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, the administrative agent seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the floating interest obligations and the fixed and floating mix of rental receipts.

     As of March 31, 2004, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,370 million. The aggregate notional principal balance of these swaps reduce by their terms to an aggregate notional principal balance of $850 million by March 31, 2005, to an aggregate notional principal balance of $495 million by March 31, 2006, to an aggregate notional principal balance of $275 million by March 31, 2007 and to an aggregate notional principal balance of $90 million by March 31, 2008. None of the swaps has a maturity date extending beyond April 2008. The aggregate fair market value of the portfolio of 34 swaps as of March 31, 2004 was estimated at $(52) million (that is, the swaps were "out-of-the-money," meaning that if the swaps were sold then, a loss of $52 million would result) as detailed below:

                  AIRPLANES GROUP SWAP BOOK AT MARCH 31, 2004

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)      MARCH 31, 2004
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
1....................            10            18-Aug-00         15-Apr-04        6.7700%                (49)
2....................            10            15-Nov-01         15-Apr-04        4.8900%                (33)
3....................            20            30-Apr-02         15-Apr-04        3.3700%                (39)
4....................            10            15-Aug-02         15-Apr-04        2.1600%                 (9)
5....................            25            17-Apr-01         15-May-04        6.8290%               (149)
6....................            20            12-Oct-00         15-Jul-04        6.5850%               (237)
7....................            65            17-Jun-02         15-Jul-04        3.7700%               (588)
8....................           200            17-Feb-04         15-Jul-04        1.2000%                (55)
9....................            35            17-Sep-01         15-Sep-04        5.7125%               (819)
10...................            30            17-Jun-02         15-Oct-04        3.5800%               (434)
11...................            25            15-Jul-03         15-Nov-04        5.7650%               (778)
12...................            15            15-Apr-02         15-Dec-04        5.3975%               (586)
13...................            25            15-Apr-03         15-Dec-04        4.2350%               (531)
14...................            45            15-May-01         15-Jan-05        4.7950%             (1,180)
15...................            50            21-Aug-01         15-Feb-05        4.4195%             (1,725)
16...................             0(3)         15-Oct-04         17-Oct-05        4.5650%               (385)

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)      MARCH 31, 2004
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
17...................            45            17-Oct-01         15-Nov-05        3.9475%             (1,051)
18...................            95            24-Jul-01         15-Dec-05        5.2850%             (5,219)
19...................             0(3)         15-Jul-04         15-Dec-05        2.4475%               (809)
20...................            30            17-Nov-03         17-Jan-06        5.1150%             (1,216)
21...................           200            20-Dec-01         15-Feb-06        4.6350%             (5,496)
22...................            20            15-May-03         15-Mar-06        2.8800%               (289)
23...................            25            30-Jan-02         15-Apr-06        3.5040%               (936)
24...................            90            15-Mar-02         15-Apr-06        4.0125%             (2,071)
25...................            30            15-Dec-03         18-Apr-06        2.9425%               (445)
26...................           100            15-Aug-02         15-Jul-06        5.5500%             (9,215)
27...................             0(3)         17-Oct-05         15-Oct-06        4.9400%               (205)
28...................             0(3)         15-Jul-04         15-May-07        5.8620%             (8,059)
29...................            20            15-Mar-04         15-May-07        5.2020%             (3,863)
30...................            60            15-Apr-03         15-May-07        3.5350%             (1,921)
31...................            70            17-Mar-03         17-Sep-07        3.8700%             (3,695)
32...................             0(3)         15-May-07         15-Nov-07        4.8000%               (269)
33...................             0(3)         17-Sep-07         17-Dec-07        4.9440%               (164)
34...................             0(3)         15-Jul-05         15-Apr-08        3.4800%                 41
                             ------                                                                 --------
                              1,370                                                                  (52,479)
                             ======                                                                 ========

---------------

(1) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(2) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, reset monthly on an actual/360 adjusted basis.

(3) The initial amounts for swaps number 16, 19, 27, 28, 32, 33 and 34 are $15 million, $60 million, $10 million, $65 million, $95 million, $75 million and $45 million respectively.

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

     If we are required by the rating agencies to purchase swaptions, the premium would be payable at two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a "minimum hedge payment" and would be payable fourth in Airplanes Group's order of priority of payments (ahead of class A minimum principal amount). The other 50% of the premium is expended as a "supplemental hedge payment" and would be payable seventeenth in Airplanes Group's order of priority of payments but given our current cashflow performance it is highly unlikely we would ever be able to make such payment.

     Through the use of swaps Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

     Our indentures required that any counterparty with whom we enter into a swap have at least a short-term unsecured debt rating of A-1+ from Standard & Poor's and a long-term unsecured debt rating of A1 from Moody's. It was proving increasingly difficult to find counterparties meeting these requirements and therefore, as further described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Recent Developments", the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust resolved to undertake a consent solicitation seeking, among other things, to amend the indentures so as to reduce the required rating for a swap counterparty to a short-term unsecured debt rating of at least A-1 from Standard & Poor's and a long-term unsecured debt rating of at least A2 from Moody's or otherwise as approved by the Board with the prior agreement of the rating agencies. The consent solicitation was successful and the indentures accordingly amended in September 2003. We believe that the amendment to the indentures should help us to identify eligible counterparties to enter into interest rate swaps to hedge our interest rate exposure in respect of the class A notes and certificates. However, because of our financial condition, we may nevertheless be unable to find counterparties willing to enter into swaps with us, and/or it may become more expensive for us to enter into swaps with eligible counterparties.

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

     On April 1, 2001 we adopted Statement of Financial Accounting Standards
(SFAS) 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cashflows to be received or paid related to a recognized asset or liability ("cashflow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument.

     As noted above, we have a detailed hedging policy, which has been approved by the board of directors of Airplanes Limited and controlling trustees of Airplanes Trust and the rating agencies. As part of this hedging policy we have formally documented all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions.

     This process includes linking all derivatives that are designated as cashflow hedges to specific liabilities on the balance sheet. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cashflows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cashflow hedge are included in the item "Net change in cashflow hedges" in "other comprehensive income" (OCI), until earnings are affected by the variability in cashflows of the designated hedged item.

     Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cashflows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, and any changes in its fair value will be recognized in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

     The opening effect as at April 1, 2001 of the adoption of SFAS 133 was $(38) million in other comprehensive income (i.e. if the swaps were sold then, a loss of $38 million would have resulted) and $5 million in earnings (being the deferred gain on early termination of interest and related derivatives). The net change in the value of cashflow hedges for the year ended March 31, 2004 was an increase of $27 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report. See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes Trust, acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, has concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     Airplanes Group's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have concluded that these controls and procedures are effective at the "reasonable assurance" level. However, Airplanes Group believes that a control system, no matter how well designed or operated, cannot provide absolute assurance that the objectives of the control system are met, and that no evaluation of controls can provide absolute assurance that various types of corporate operational risks within a company particularly one such as this that relies exclusively on third parties for all services, will be detected in a timely manner.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

                                                               OFFICES HELD
                                      --------------------------------------------------------------
NAME                             AGE        AIRPLANES LIMITED                AIRPLANES TRUST
----                             ---  ------------------------------  ------------------------------

Richard E. Cavanagh............  57   Independent director            Independent controlling
                                                                      trustee

Roy M. Dantzic.................  59   Independent director            Independent controlling
                                                                      trustee

Hugh R. Jenkins................  70   Independent director            Independent controlling
                                                                      trustee

William M. McCann..............  60   Chairman and independent        Chairman and independent
                                      director                        controlling trustee

Brian T. Hayden................  56   Class E note director           Class E note controlling
                                                                      trustee

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

     Roy Dantzic is Chairman of Development Securities plc and a non-executive director of a number of other companies. He qualified as a chartered accountant in 1968 having started his career with Coopers & Lybrand. Between 1970 and 1980, he engaged in corporate advisory work, principally as a director of Samuel Montagu. In 1980, Mr. Dantzic was appointed by the British Government as the finance director of British National Oil Corporation and he served in this capacity until 1984. Between 1985 and 1989, he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of directors of Stanhope Properties and became its finance director from 1992 until the company was acquired in 1995. Thereafter he served as managing director of Second Site Property Holdings Ltd. until 2003.

     Hugh Jenkins has spent over 20 years in senior investment management positions. He served as Director-General of Investments for the pension plans of the National Coal Board from 1973-1985, a director of Heron International, N.V. from 1985-1986, Group Investment director of Allied Dunbar Insurance Plc from 1986-1989, and an executive director of the Prudential Corporation plc and Chairman/Chief Executive of its investment management subsidiary from 1989 to December 1995. Thereafter he was Chairman of Development Securities plc (1998-2003) and a non-executive director of Rank Group plc (1996-2002), Johnson Matthey plc (1995-2003) and Gartmore European Investment Trust plc (1995-2004).

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

     Mr. Cavanagh has tendered his resignation as a Director and Controlling Trustee of Airplanes Limited and Airplanes Trust, respectively, and as a director of AeroUSA and AeroUSA 3, such resignation to take effect on July 1, 2004. The board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have appointed Mr. Joseph E. Francht, Jr. as a Director and Controlling Trustee with effect from the same date.

     Joseph E. Francht, Jr. has been a private investor and consultant since 1998. Mr. Francht also serves as a controlling trustee and as chairman of the audit committee of Lease Investment Flight Trust (another aircraft securitization vehicle). He was Senior Vice President-Finance and Treasurer at Northwest Airlines from 1990 to 1998, where he was responsible for, among other things, all capital markets transactions, aircraft financing activities and fleet planning and analysis. He has also served as chairman of Northwest's Pension Investment Committee and was on the Board of Directors of Champion Air, Inc. and Northwest Aerospace Training Corporation. Prior to that, from 1972 to 1990, Mr. Francht was employed as a corporate lending officer at Chase Manhattan Bank, now JP Morgan Chase, and later, at Banque Paribas, now BNP Paribas, in several senior lending positions, including Senior Vice President-Leveraged Capital Group.

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

     GECAS is a global commercial aviation financial services company that offers a broad range of aircraft financial products and provides management, marketing and technical support services to airlines, aircraft owners, lenders and investors and various of its affiliates, including the GE Group, and other third parties, including Aircraft Finance Trust, Lease Investment Flight Trust and Airplanes Group. As of March 31, 2004, GECAS and its affiliates managed a portfolio consisting of 1,565 aircraft on lease to more than 192 lessees in 66 countries throughout the world. As of March 31, 2004, GECAS has also committed to purchase a total of 448 new aircraft from manufacturers, deliverable through June 2010.

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

     GECAS is headquartered in Shannon, Ireland where it had 92 employees as of March 31, 2004. The Aviation Services business of GE, which includes GECAS, has a further 229 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; Miami, Florida and a number of other locations.

     The table below sets forth the different aircraft comprising the GECAS and its affiliates managed portfolio as of March 31, 2004 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or managed for third parties or Airplanes Group.

                                                 GE CAPITAL     OTHER MANAGED      AIRPLANES
AIRCRAFT TYPE AND CLASS                            FLEET       THIRD PARTIES(1)      GROUP      TOTAL
-----------------------                          ----------    ----------------    ---------    -----
Airbus
  A300.........................................       14              --                2          16
  A310.........................................        6               1               --           7
  A319.........................................       98              --               --          98
  A320.........................................      125              11               12         148
  A321.........................................       10              --               --          10
  A330.........................................       16              --               --          16
Boeing
  B727.........................................        6              --               --           6
  B737-200.....................................       36              --               13          49
  B737-300/400/500.............................      252(2)           31               43         326
  B737-600/700/800.............................      178               5               --         183
  B737-900.....................................        4              --               --           4
  B747.........................................       29               1                1          31
  B757-200.....................................       33              --                3          36
  B767-200.....................................        2              --               --           2
  B767-200ER...................................        9               2                1          12
  B767-300ER...................................       36              15                4          55
  B767-300F....................................        1              --               --           1
  B777-200.....................................       12              --               --          12
McDonnell Douglas
  DC8..........................................       --              --               18          18
  DC9..........................................       --              10                5          15
  DC10.........................................        6              --               --           6
  MD-11........................................        6               1                3          10
  MD-81........................................       --              10               --          10
  MD-82........................................       28              24                2          54
  MD-83........................................       16               5               23          44
  MD-87........................................       --               5                1           6
  MD-88........................................       12              --               --          12
Fokker
  F-100........................................       10              --               16          26
Other Jets.....................................      305              --               --         305
Turboprops.....................................       22              --               25          47
                                                   -----             ---              ---       -----
  Total........................................    1,272             121              172       1,565
                                                   =====             ===              ===       =====
Body Type:
  Widebody.....................................      138              20               11         169
  Narrowbody...................................    1,134             101              161       1,396
Stage Compliance(3):
  Stage 2......................................       13              --               16          29
  Stage 3......................................    1,259             121              156       1,536

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

SERVICING FEES

     Airplanes Limited, Airplanes Holdings and AeroUSA pay an annual index-linked fee to the servicer, payable monthly in arrears for the period each aircraft is under management. For the year to March 31, 2004, this fee was 0.57% of the agreed book value of each aircraft, payable monthly in arrears for the period of time that aircraft is under GECAS's management. The servicer is entitled to additional incentive fees based on annual cashflow generated by leases in excess of targets and sales of aircraft, with a minimum fee of $1.5 million annually. The servicer is also entitled to additional fees in connection with the services required to be provided by GECAS in respect of any offerings and sales by us of certificates. Airplanes Limited, Airplanes Holdings and AeroUSA also pay expenses incurred or approved by the servicer on our behalf, including aircraft maintenance costs and insurance, outside professional advisory fees and other out of pocket expenses, which may be a significant component of our overhead costs. In the year ended March 31, 2004, aircraft maintenance reserve expenses were $24.3 million. Other expenses, including servicer fees, outside professional advisory fees, insurance and other out of pocket expenses amounted to $36.8 million for the same period.

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

     GECAS's address is GE Capital Aviation Services Limited, Aviation House, Shannon, Ireland and its telephone number is +353-61-706500.

THE ADMINISTRATIVE AGENT AND CASH MANAGER

DEBIS AIRFINANCE IRELAND

     Subsidiaries of debis AirFinance Ireland serve as our administrative agent and cash manager. debis AirFinance Ireland is a wholly-owned indirect subsidiary of debis AirFinance B.V., a major participant in the global commercial aviation industry. debis AirFinance B.V., directly and through debis AirFinance Ireland and other subsidiaries, also owns and manages aircraft, both for its own account and for third parties, including AerCo, another aircraft securitization vehicle. At March 31, 2004, debis AirFinance B.V. directly had 91 aircraft in its portfolio which were on lease to 28 lessees in 22 countries and, through debis AirFinance Ireland, had 49 aircraft in its portfolio which were on lease to 19 lessees in 14 countries. debis AirFinance Ireland is also the holder of substantially all of the subclass D-2, E-1 and E-2 notes of AerCo and acts as servicer for AerCo's portfolio of aircraft. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager to AerCo. Other subsidiaries of debis AirFinance Ireland act as administrative agent and cash manager to GPA-ATR Limited, a turboprop aircraft joint venture company in which debis AirFinance Jetprop Limited holds 50% of the share capital.

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

     At March 31, 2004, debis AirFinance B.V. employed 113 people worldwide, with 24 employees in Shannon, Ireland, where debis AirFinance Ireland is located. debis AirFinance B.V. has its headquarters in Amsterdam, the Netherlands and also has an office with 10 employees in Fort Lauderdale, Florida.

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

     - assisting us in (i) developing and implementing our interest rate management policy and developing financial models, cashflow projections and forecasts, and (ii) making aircraft lease, sale and capital investment decisions;

     - advising us as to the appropriate levels of the liquidity reserve amount; and

     - assisting us in the refinancing of all or a portion of the notes and certificates.

     We may also ask the administrative agent to provide additional services. We paid the administrative agent an annual fee during the year ended March 31, 2004, of $3.60 million, payable monthly in arrears, and an additional annual fee of approximately $1.28 million, which varies according to the number of aircraft owned. These fees have been index-linked with effect from April 1, 2003. We reimburse the administrative agent for expenses incurred on our behalf and indemnify the administrative agent for any liability it incurs, other than through its own deceit, fraud, wilful default or gross negligence.

     The administrative agent may resign upon 60 days' written notice in defined circumstances. We may remove the administrative agent upon 180 days' written notice with or without cause. However, the resignation or removal of the administrative agent will not become effective until a successor administrative agent has been appointed with the consent of the servicer and has accepted appointment as the successor administrative agent under the administrative agency agreement.

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

     We paid the cash manager an annual fee of $0.9 million for the year ended March 31, 2004, which has been index-linked with effect from April 1, 2003, and indemnify the cash manager against any loss or liability it incurs, other than through its own deceit, fraud, willful default or gross negligence, or simple negligence in the handling of funds.

     The cash manager may resign upon 30 days' written notice so long as a replacement cash manager has been appointed. We may remove the cash manager at any time upon 180 days' written notice with or without cause.

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

AUDIT COMMITTEE FINANCIAL EXPERT

     We have no audit committee financial expert as defined in Section 407 of the Sarbanes-Oxley Act of 2002. Our audit committee members are financially literate professionals whose qualifications and experience are set forth above under "Directors and Controlling Trustees" and who collectively have the skills and experience required to discharge fully the duties of the audit committee. Our audit committee members are non-executive directors of Airplanes Limited and non-executive controlling trustees of Airplanes Trust. While we have no executive management of our own, we have access to independent expert advice including that of the administrative agent, for all our financial reporting services. Since Airplanes Group is a liquidating trust whose purpose is to service the notes and certificates through the leasing, re-leasing and sale of aircraft, we believe that the primary interest and focus of our certificate holders lies in our cashflows and our ability to service the certificates.

CODE OF ETHICS

     Each of Airplanes Limited and Airplanes Trust have adopted a code of ethics. The code is applicable only to the directors of Airplanes Limited and the controlling trustees of Airplanes Trust, respectively, as Airplanes Limited and Airplanes Trust are special purpose vehicles that do not employ any principal executive officer or principal financial officer or other employees. All members of the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust are non-executive. For all executive management functions Airplanes Limited and Airplanes Trust retain and rely upon third party service providers, including the servicer, the administrative agent and cash manager. We have been informed by each of the servicer and the administrative agent that it is governed by a code of ethics instituted to fulfill its corporate governance requirements. Copies of the code of ethics for each of Airplanes Limited and Airplanes Trust are available upon request from Airplanes Group's administrative agent, debis AirFinance Financial Services (Ireland) Ltd., debis AirFinance House, Shannon, Ireland.

ITEM 11.  EXECUTIVE COMPENSATION

     All directors of Airplanes Limited and controlling trustees of Airplanes Trust are compensated for travel and other expenses incurred in the performance of their duties. Each independent director and independent controlling trustee is paid an index-linked annual fee, currently $86,127, for their services in both capacities. The chairman of Airplanes Limited and Airplanes Trust also receives an additional index-linked annual fee, currently $57,418, for his services in that capacity. On July 1, 2000, the independent directors and independent controlling trustees were paid a one-off amount by Airplanes Limited and Airplanes Trust equal to the amount they would have received had their fees been index-linked from April 1, 1996, taking account of inflation from April 1, 1996 to April 1, 1999. The fees were adjusted for inflation on April 1, 2002 for the period to March 31, 2005 by reference to the increase in the US CPI from April 1, 1999 to March 31, 2002. The aggregate fees paid to the independent directors and independent controlling trustees by Airplanes Trust and Airplanes Limited may not exceed $550,000 in any year. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann each receive annual amounts, currently $7,500, $2,500 and $7,500, respectively, for their services as directors of Airplanes Holdings and some of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually for each of them. Mr. Cavanagh and Mr. Dantzic are also each entitled to receive an aggregate of $2,500 annually from AeroUSA and AeroUSA 3 for their services as directors of these companies and are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually. The directors and controlling trustees are reimbursed for travel and other expenses, and premiums for directors' and officers' insurance are paid on their behalf. Neither the director nor the controlling trustee appointed by the holder of a majority in aggregate principal amount of the class E notes receives remuneration from Airplanes Limited or Airplanes Trust for his services, except reimbursement of travel and other expenses and payment of premiums for directors' and officers' insurance.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Airplanes Group has had and currently maintains various relationships with GE Capital and GECAS. First, GECAS acts as servicer for Airplanes Group. Secondly, GECAS is the holder of 5% of the ordinary share capital of Airplanes Holdings. Thirdly, Mr Hayden, an employee of GECAS, is a director of Airplanes Limited and a controlling trustee of Airplanes Trust. Fourthly, GE Capital holds the majority of the Airplanes Group class E notes and has an option over the residual interest in Airplanes Trust.

     Airplanes Group has had and currently maintains various relationships with debis AirFinance Ireland plc, formerly known as AerFi Group plc which was previously known as GPA Group plc. First, debis AirFinance Ireland acted as promoter in establishing the entities that comprise Airplanes Group. Second, Airplanes Group purchased substantially all of its assets from debis AirFinance Ireland . See "Item 1. Business -- Introduction." Third, debis AirFinance Ireland was the holder of 5% of the ordinary share capital of Airplanes Holdings until November 20, 1998. Fourth, debis AirFinance, Inc., a subsidiary of debis AirFinance Ireland, holds the residual interest in Airplanes Trust (subject to an option granted over such interest in favour of GE Capital as described above). Fifth, subsidiaries of debis AirFinance Ireland act as the administrative agent and cash manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management." In addition, on November 20, 1998, GE Capital acquired the Airplanes Group class E notes previously held by debis AirFinance Ireland.

ITEM 14.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

                                           YEAR ENDED MARCH 31, 2004     YEAR ENDED MARCH 31, 2003
                                           --------------------------    --------------------------
                                                        % APPROVED BY                % APPROVED BY
                                                            AUDIT                        AUDIT
                                               $          COMMITTEE         $          COMMITTEE
                                           ---------    -------------    --------    --------------
Audit Fees...............................    319,600         100%        278,000          100%
Audit-Related Fees.......................    132,648         100%        122,559          100%
Tax Fees.................................    355,628         100%        250,144          100%
All Other Fees...........................     44,369         100%         60,058          100%
                                           ---------                     -------
Total....................................    852,245         100%        710,761          100%
                                           =========                     =======

     Audit-Related Fees in the table above for the years ended March 31, 2004 and 2003 relate to quarterly reviews, review of our annual report on Form 10-K and work for compliance with the Sarbanes-Oxley Act of 2002 and Audit Committee work.

     Tax Fees in the table above for the years ended March 31, 2004 and 2003 relate to tax compliance in Ireland ($108,000), tax compliance and filings in the U.S. ($137,855), tax advice and other international tax filings.

     All Other Fees in the table above for the years ended March 31, 2004 and 2003 relate to accounting advice and statutory filings for our subsidiaries.

AUDIT COMMITTEE

     Audit committees of Airplanes Limited and Airplanes Trust were established in August 2000, consisting of their four independent directors or controlling trustees, respectively. In light of the Sarbanes-Oxley Act of 2002, we have adopted revised terms of reference for a single audit committee acting for Airplanes Group, currently consisting of three independent directors/controlling trustees since the financial statements combine the operating results, assets, liabilities and cashflows of Airplanes Limited and Airplanes Trust. The duties of the audit committee include the following:

     - to retain, oversee and terminate the independent auditors of Airplanes Group, including, the approval of all audit and engagement fees and terms;

     - to discuss and agree with the external auditor before the audit commences the nature, staffing and scope of the audit;

     - to pre-approve all permissible non-audit services performed by the external auditors. (Audit services include the statutory audit of group and subsidiary companies, the review of 10-K filings and other related work). Pre-approval is delegated to any member to cater for matters arising between meetings, however, the full Committee shall approve at the next scheduled meeting;

     - to review from time to time the cost effectiveness of the audit and the independence and objectivity of the external auditor;

     - to review submissions to the boards in relation to any audited accounts, focusing particularly on:

       -- critical accounting policies and practices and any changes in accounting policies and practice;

       -- all alternative treatments of financial information presented that have been or are to be discussed with the boards;

       -- any unadjusted audit differences;

       -- the going concern assumption;

       -- compliance with accounting standards (and in particular accounting standards adopted in the financial year for the first time);

       -- compliance with legal requirements;

     - to review, on behalf of the boards, Airplanes Group's system of internal and disclosure controls and procedures (including financial, operational compliance and risk management, and whether there are any significant deficiencies in the design or operation of such controls and procedures, material weaknesses and any fraud involving any persons with a significant role in such controls and procedures) and make recommendations to the boards;

     - to review the statement proposed to be included in each filing required to be made with the US Securities and Exchange Commission on the review of the system of internal and disclosure controls and procedures (including financial, operational compliance and risk management, and whether there are any significant deficiencies in the design or operation of such controls and procedures, material weaknesses and any fraud involving any persons with a significant role in such controls and procedures) prior to endorsement by the boards;

     -  to consider other matters as defined by the boards;

     -  to report on all of the above matters to the boards.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

 (A)(3) AND
(C). EXHIBITS                           DESCRIPTION
-------------                           -----------
     3.1        Certificate of Incorporation of Atlanta Holdings Limited
                dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29,
                1995(1).....................................................
     3.2        Memorandum and Articles of Association of Airplanes Limited
                dated March 11, 1996(2).....................................
     3.3        Memorandum and Articles of Association of Airplanes Limited
                reprinted with amendments to June 29, 2000(4)...............
     3.4        Airplanes U.S. Trust Amended and Restated Trust Agreement
                among GPA, Inc., as Settlor, Wilmington Trust Company, as
                the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996(2)..........................
     3.5        Amendment to Airplanes U.S. Trust Amended and Restated Trust
                Agreement dated June 29, 2000(4)............................
     4.1        Pass Through Trust Agreement dated as of March 28, 1996
                among Airplanes Limited, Airplanes U.S. Trust and Bankers
                Trust Company, as Trustee(2)................................
     4.2        Trust Supplement No. 7 dated as of March 28, 1996 to the
                Pass Through Trust Agreement(2).............................
     4.3        Trust Supplement No. 8 dated as of March 28, 1996 to the
                Pass Through Trust Agreement(2).............................
     4.4        Trust Supplement No. 9 dated as of March 16, 1998 to the
                Pass Through Trust Agreement(3).............................
     4.5        Trust Supplement No. 11 dated as of March 16, 1998 to the
                Pass Through Trust Agreement(3).............................
     4.6        Trust Supplement No. 12 dated as of March 16, 1998 to the
                Pass Through Trust Agreement(3).............................
     4.7        Trust Supplement No. 13 dated as of March 15, 2001 to the
                Pass Through Trust Agreement(5).............................
     4.8        Trust Supplement A dated as of March 16, 1998 to the Pass
                Through Trust Agreement(3)..................................
     4.9        Form of Subclass A-6 Pass Through Certificate(3)............
     4.10       Form of Subclass A-8 Pass Through Certificate(3)............
     4.11       Form of Subclass A-9 Pass Through Certificate(5)
                (included in Exhibit 4.7)...................................
     4.12       Form of Class B Pass Through Certificate(3).................
     4.13       Form of Class C Pass Through Certificate(2).................
     4.14       Form of Class D Pass Through Certificate(2).................
     4.15       Airplanes Limited Indenture dated as of March 28, 1996 among
                Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
                Company, as Trustee(2)......................................
     4.16       Supplement No. 1 to the Airplanes Limited Indenture(3)......
     4.17       Supplement No. 2 to the Airplanes Limited Indenture(5)......
     4.18       Supplement No. 3 to the Airplanes Limited Indenture(8)......
     4.19       Airplanes U.S. Trust Indenture dated as of March 28, 1996
                among Airplanes U.S. Trust, Airplanes Limited and Bankers
                Trust Company, as Trustee(2)................................

 (A)(3) AND
(C). EXHIBITS                           DESCRIPTION
-------------                           -----------
     4.20       Supplement No. 1 to the Airplanes Trust Indenture(3)........
     4.21       Supplement No. 2 to the Airplanes Trust Indenture(5)........
     4.22       Supplement No. 3 to the Airplanes Trust Indenture(8)........
     4.23       Form of Floating Rate Subclass A-6 Note(3)..................
     4.24       Form of Floating Rate Subclass A-8 Note(3)..................
     4.25       Form of Floating Rate Subclass A-9 Note(5)..................
     4.26       Form of Floating Rate Class B Note(3).......................
     4.27       Form of 8.15% Class C Note(2)...............................
     4.28       Form of 10.875% Class D Note(2).............................
     4.29       Form of 20.00% (inflation adjusted) Class E Note(2).........
    10.1        Stock Purchase Agreement dated as of March 28, 1996 among
                AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust(2)....
    10.2        Stock Purchase Agreement dated as of March 28, 1996 among
                AerFi Group plc, Skyscape Limited and Airplanes
                Limited(2)..................................................
    10.3        Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
                Group plc, Airplanes Limited, AerFi II Limited, Airplanes
                U.S. Trust and AeroUSA, Inc.(2).............................
    10.4        Amendment No. 1 to Administrative Agency Agreement dated as of February 5, 2002 among debis AirFinance Financial
                Services (Ireland) Limited, debis AirFinance Ireland plc,
                Airplanes Limited, Airplanes Holdings Limited, Airplanes
                U.S. Trust and AeroUSA Inc.(6)..............................
    10.5        Amendment No. 2 to Administrative Agency Agreement dated as of November 5, 2002 among debis AirFinance Financial
                Services (Ireland) Limited, debis AirFinance Ireland plc,
                Airplanes Limited, Airplanes Holdings Limited, Airplanes
                U.S. Trust and AeroUSA Inc.(7)..............................
    10.6        Servicing Agreement dated as of March 28, 1996 among GE
                Capital Aviation Services, Limited, Airplanes Limited,
                AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
                AerFi Cash Manager Limited(2)...............................
    10.7        Reference Agency Agreement dated as of March 28, 1996 among
                Airplanes Limited, Airplanes U.S. Trust Bankers Trust
                Company, as Airplanes Limited Indenture Trustee and
                Airplanes U.S. Trust Indenture Trustee, Bankers Trust
                Company, as Reference Agent and AerFi Cash Manager Limited,
                as Cash Manager(2)..........................................
    10.8        Secretarial Services Agreement dated as of March 28, 1996
                between Airplanes Limited and Mourant & Co. Secretaries
                Limited, as Company Secretary(2)............................
    10.9        Cash Management Agreement dated as of March 28, 1996 between
                AerFi Cash Manager Limited, as Cash Manager, AerFi Group
                plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
                Trust Company, as Trustee under each of the Airplanes
                Limited Indenture, the Airplanes U.S. Trust Indenture and
                the Security Trust Agreement(2).............................
    10.10       Amendment No. 1 to Cash Management Agreement dated as of
                February 5, 2002 among debis AirFinance Cash Manager
                Limited, debis AirFinance Ireland plc, Airplanes Limited,
                Airplanes U.S. Trust and Bankers Trust Company(6)...........
    10.11       Amendment No. 2 to Cash Management Agreement dated as of
                November 5, 2002 among debis AirFinance Cash Manager
                Limited, debis AirFinance Ireland plc, Airplanes Limited,
                Airplanes U.S. Trust and Bankers Trust Company(7)...........
    10.12       Form of Swap Agreement(2)...................................

 (A)(3) AND
(C). EXHIBITS                           DESCRIPTION
-------------                           -----------
    10.13       Security Trust Agreement dated as of March 28, 1996 among
                Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
                Secretaries Limited, the Issuer Subsidiaries listed therein,
                AerFi Financial Services (Ireland) Limited, AerFi Cash
                Manager Limited, AerFi Group plc, GE Capital Aviation
                Services, Limited, Bankers Trust Company, as Airplanes U.S.
                Trust Indenture Trustee and Airplanes Limited Indenture
                Trustee, Bankers Trust Company, as Reference Agent, and
                Bankers Trust Company, as Security Trustee(2)...............
    12          Statement re Computation of Ratios..........................
    21          Subsidiaries of the Registrants.............................
    31          Certification required by Rule 13a-14(a)/15d-14(a)..........
    32          Certification required by Section 1350......................
    99          Appendix 3 to the offering memorandum dated March 15, 2001
                (Expected Portfolio
                Value based on the Depreciation factors and the Aircraft in the Portfolio as of
                January 31, 2001)(6)........................................

---------------

  (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 1, 1995, and Amendments No. 1 through 5 thereto.

  (2) Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

  (3) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 30, 1997, and Amendments No. 1 through 3, thereto.

  (4) Incorporated by reference to the Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

  (5) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-58608), previously filed with the Commission on April 10, 2001 and Amendment No. 1 thereto.

  (6) Incorporated by reference to the Report on Form 10-K for the annual period ended March 31, 2002, previously filed with the Commission.

  (7) Incorporated by reference to the Report on Form 10-K for the annual period ended March 31, 2003, previously filed with the Commission.

  (8) Incorporated by reference to the Report on Form 10-Q for the quarterly period ended September 30, 2003, previously filed with the Commission.

     (b) Reports on Form 8-K: filed on January 13, 2004, February 12, 2004 and March 11, 2004 (relating to the monthly report to holders of the Certificates); filed on February 14, 2004 (containing a press release in respect of annual aircraft appraisals).

     (d)  Not applicable.

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Public Accounting Firm................    F-2
Balance Sheets..............................................    F-3
Statements of Operations....................................    F-4
Statements of Comprehensive Income/(Loss)...................    F-5
Statements of Changes in Shareholders' Deficit/Net
  Liabilities...............................................    F-6
Statements of Cashflows.....................................    F-7
Notes to the Financial Statements...........................    F-8

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust ("Airplanes Group") as of March 31, 2004 and 2003, and the related statements of operations, changes in shareholders' deficit/net liabilities, comprehensive income/(loss) and cashflows for each of the years in the three year period ended March 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described more fully in notes 9 and 11 to the financial statements, the economic downturn and global conditions have had a significant adverse effect on the aircraft industry in general and on Airplanes Group which has resulted in reductions in aircraft values and lease rates. These conditions have affected Airplanes Group's ability to make scheduled principal and interest payments on the various classes of notes.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Group as at March 31, 2004 and 2003, and the results of its operations and cashflows for each of the years in the three year period ended March 31, 2004, in conformity with generally accepted accounting principles in the United States.

Dublin, Ireland                                KPMG
June 8, 2004                                   Chartered Accountants

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                              MARCH 31, 2003                     MARCH 31, 2004
                                     --------------------------------   --------------------------------
                                     AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                             NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                             -----   ---------   ---------   --------   ---------   ---------   --------
                                               ($ MILLIONS)                       ($ MILLIONS)
ASSETS
Current assets:
Cash.......................    5         135          6          141         77           6          83
Accounts receivable........    6
  Trade receivables........               30          7           37         19           4          23
  Allowance for doubtful
     debts.................              (14)        (6)         (20)        (8)         (1)         (9)
Amounts due from Airplanes
  Limited..................    7          --         58           58         --          45          45
Prepaid expenses...........               --         --           --          3          --           3
Other current assets.......                1         --            1          1           5           6
                                      ------       ----       ------     ------      ------      ------
Total current assets.......              152         65          217         92          59         151
                                      ------       ----       ------     ------      ------      ------
Net investment in capital
  and sales type leases....    8           3         --            3          1          --           1
Aircraft, held for use.....    9       1,944        111        2,055      1,393          59       1,452
Aircraft, held for sale....    9          --         --           --         98           8         106
                                      ------       ----       ------     ------      ------      ------
                                       2,099        176        2,275      1,584         126       1,710
                                      ======       ====       ======     ======      ======      ======
LIABILITIES
Current liabilities:
Accrued expenses and other
  liabilities..............   10       2,003        193        2,196      2,639         255       2,894
Amounts due to Airplanes
  Trust....................    7          58         --           58         45          --          45
                                      ------       ----       ------     ------      ------      ------
Total current
  liabilities..............            2,061        193        2,254      2,684         255       2,939
                                      ------       ----       ------     ------      ------      ------
Indebtedness...............   11       2,924        285        3,209      2,828         275       3,103
Provision for
  maintenance..............   12         262         13          275        274          13         287
Deferred income taxes......   18          13         18           31         --          19          19
                                      ------       ----       ------     ------      ------      ------
Total liabilities..........            5,260        509        5,769      5,786         562       6,348
                                      ------       ----       ------     ------      ------      ------
Common stock, $1 par value
  per share, Authorised
  10,000 shares; issued and
  outstanding 30 shares in
  2004 and 2003............               --         --           --         --          --          --
Net liabilities............           (3,161)      (333)      (3,494)    (4,202)       (436)     (4,638)
                                      ------       ----       ------     ------      ------      ------
                                       2,099        176        2,275      1,584         126       1,710
                                      ======       ====       ======     ======      ======      ======

     Commitments and Contingent Liabilities (Notes 19 and 20)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED MARCH 31,
                                       -------------------------------------------------------------------
                                                     2002                               2003
                                       --------------------------------   --------------------------------
                                       AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                               NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                               -----   ---------   ---------   --------   ---------   ---------   --------
                                                 ($ MILLIONS)                       ($ MILLIONS)
REVENUES
Aircraft leasing.............   14        382          28         410        337          21         358
Aircraft sales...............               5          --           5         14          --          14
EXPENSES
Cost of aircraft sold........              (2)         --          (2)       (15)         --         (15)
Impairment Provision.........            (245)        (47)       (292)       (74)         (2)        (76)
Depreciation and
  amortisation...............            (146)        (13)       (159)      (132)         (8)       (140)
Net interest expense.........   15       (559)        (55)       (614)      (660)        (65)       (725)
Bad and doubtful debts.......              (2)         (1)         (3)        (5)         (1)         (6)
Other lease costs............   16        (70)         (3)        (73)       (73)         (4)        (77)
Selling, general and
  administrative expenses....   17        (33)         (3)        (36)       (31)         (2)        (33)
                                         ----         ---        ----       ----         ---        ----
OPERATING LOSS BEFORE INCOME
  TAXES......................            (670)        (94)       (764)      (639)        (61)       (700)
Income tax benefit...........   18         42          22          64          3           5           8
                                         ----         ---        ----       ----         ---        ----
NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.......            (628)        (72)       (700)      (636)        (56)       (692)
Cumulative effect of change
  in accounting principle,
  adoption of SFAS 133.......               5          --           5         --          --          --
                                         ----         ---        ----       ----         ---        ----
NET LOSS.....................            (623)        (72)       (695)      (636)        (56)       (692)
                                         ====         ===        ====       ====         ===        ====

                                     YEAR ENDED MARCH 31,
                               --------------------------------
                                             2004
                               --------------------------------
                               AIRPLANES   AIRPLANES
                                LIMITED      TRUST     COMBINED
                               ---------   ---------   --------
                                         ($ MILLIONS)
REVENUES
Aircraft leasing.............      250         17          267
Aircraft sales...............        3         --            3
EXPENSES
Cost of aircraft sold........       (1)        --           (1)
Impairment Provision.........     (335)       (38)        (373)
Depreciation and
  amortisation...............     (111)        (5)        (116)
Net interest expense.........     (778)       (76)        (854)
Bad and doubtful debts.......        2          3            5
Other lease costs............      (74)        (8)         (82)
Selling, general and
  administrative expenses....      (35)        (2)         (37)
                                ------       ----       ------
OPERATING LOSS BEFORE INCOME
  TAXES......................   (1,079)      (109)      (1,188)
Income tax benefit...........       13          4           17
                                ------       ----       ------
NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.......   (1,066)      (105)      (1,171)
Cumulative effect of change
  in accounting principle,
  adoption of SFAS 133.......       --         --           --
                                ------       ----       ------
NET LOSS.....................   (1,066)      (105)      (1,171)
                                ======       ====       ======

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                   STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                                       YEAR ENDED MARCH 31,
                              ------------------------------------------------------------------------------------------------------
                                            2002                               2003                               2004
                              --------------------------------   --------------------------------   --------------------------------
                              AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                               LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                              ---------   ---------   --------   ---------   ---------   --------   ---------   ---------   --------
                                        ($ MILLIONS)                       ($ MILLIONS)                       ($ MILLIONS)
Loss for the year...........    (623)        (72)       (695)      (636)        (56)       (692)     (1,066)      (105)      (1,171)
OTHER COMPREHENSIVE LOSS
 SFAS 133 transition
   adjustment...............     (35)         (3)        (38)        --          --          --          --         --           --
 Net change in cashflow
   hedges...................       2          --           2        (38)         (4)        (42)         25          2           27
                                ----         ---        ----       ----         ---        ----      ------       ----       ------
COMPREHENSIVE LOSS..........    (656)        (75)       (731)      (674)        (60)       (734)     (1,041)      (103)      (1,144)
                                ====         ===        ====       ====         ===        ====      ======       ====       ======

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES
                   YEARS ENDED MARCH 31, 2002, 2003 AND 2004

                                              AIRPLANES LIMITED
                          ----------------------------------------------------------
                                                           OTHER
                             SHARE       ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                            CAPITAL         LOSS       (INCOME)/LOSS      DEFICIT
                          ------------   -----------   -------------   -------------
                          ($ MILLIONS)      ($         ($ MILLIONS)    ($ MILLIONS)
                                          MILLIONS)
Balance at March 31,
  2001..................       --           1,831            --            1,831
Net loss for the
  period................       --             623            --              623
Cumulative effect of
  accounting change SFAS
  133 transaction
  adjustment............       --              --            35               35
Other comprehensive
  income................       --              --            (2)              (2)
                              ---           -----           ---            -----
Balance at March 31,
  2002..................       --           2,454            33            2,487
Net loss for the
  period................       --             636            --              636
Other comprehensive
  loss..................       --              --            38               38
                              ---           -----           ---            -----
Balance at March 31,
  2003..................       --           3,090            71            3,161
Net loss for the
  period................       --           1,066            --            1,066
                              ---
Other comprehensive
  income................       --              --           (25)             (25)
                              ---           -----           ---            -----
BALANCE AT MARCH 31,
  2004..................       --           4,156            46            4,202
                              ---           =====           ===            =====

                                        AIRPLANES TRUST                   COMBINED
                          -------------------------------------------   -------------
                                            OTHER                       SHAREHOLDERS'
                          ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'    DEFICIT/NET
                             LOSS       (INCOME)/LOSS      DEFICIT       LIABILITIES
                          -----------   -------------   -------------   -------------
                            ($          ($ MILLIONS)    ($ MILLIONS)    ($ MILLIONS)
                           MILLIONS)
Balance at March 31,
  2001..................      198             --             198            2,029
Net loss for the
  period................       72             --              72              695
Cumulative effect of
  accounting change SFAS
  133 transaction
  adjustment............       --              3               3               38
Other comprehensive
  income................       --             --              --               (2)
                              ---            ---             ---            -----
Balance at March 31,
  2002..................      270              3             273            2,760
Net loss for the
  period................       56             --              56              692
Other comprehensive
  loss..................       --              4               4               42
                              ---            ---             ---            -----
Balance at March 31,
  2003..................      326              7             333            3,494
Net loss for the
  period................      105             --             105            1,171
Other comprehensive
  income................       --             (2)             (2)             (27)
                              ---            ---             ---            -----
BALANCE AT MARCH 31,
  2004..................      431              5             436            4,638
                              ===            ===             ===            =====

    The accompanying notes are an integral part of the financial statements

                                AIRPLANES GROUP

                            STATEMENTS OF CASHFLOWS

                                                        YEAR ENDED MARCH 31,
                                 -------------------------------------------------------------------
                                               2002                               2003
                                 --------------------------------   --------------------------------
                                 AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                                  LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                                 ---------   ---------   --------   ---------   ---------   --------
                                           ($ MILLIONS)                       ($ MILLIONS)
CASHFLOWS FROM OPERATING
  ACTIVITIES
Net loss.......................    (623)        (72)       (695)      (636)        (56)       (692)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and
  amortisation.................     146          13         159        132           8         140
Impairment charge..............     245          47         292         74           2          76
Aircraft maintenance, net......      18          (2)         16         21           2          23
(Profit)/loss on disposal of
  aircraft.....................      (3)         --          (3)         1          --           1
Deferred income taxes..........     (42)        (22)        (64)        (3)         (5)         (8)
Accrued and deferred interest
  expense......................     387          39         426        496          49         545
Changes in operating assets and
  liabilities:
Accounts receivable, net.......      (7)        (15)        (22)        (2)          7           5
Other accruals and
  liabilities..................      10          (6)          4         (3)         (1)         (4)
Other assets...................       3           4           7          1           4           5
                                   ----         ---        ----       ----         ---        ----
NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES.........     134         (14)        120         81          10          91
                                   ====         ===        ====       ====         ===        ====
CASHFLOWS FROM INVESTING
  ACTIVITIES
Sale of/(Additions to)
  aircraft.....................       2          --           2         12          --          12
Intercompany account
  movements....................     (30)         30          --         --          --          --
Capital and sales type
  leases.......................       7          --           7          4          --           4
                                   ----         ---        ----       ----         ---        ----
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES.........     (21)         30           9         16          --          16
                                   ====         ===        ====       ====         ===        ====
CASHFLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes.............    (168)        (16)       (184)       (98)        (10)       (108)
Issue of refinanced notes......      --          --          --         --          --          --
                                   ----         ---        ----       ----         ---        ----
NET CASH USED IN FINANCING
  ACTIVITIES...................    (168)        (16)       (184)       (98)        (10)       (108)
                                   ====         ===        ====       ====         ===        ====
NET DECREASE IN CASH...........     (55)         --         (55)        (1)         --          (1)
Cash at beginning of year......     191           6         197        136           6         142
                                   ----         ---        ----       ----         ---        ----
Cash at end of year............     136           6         142        135           6         141
                                   ====         ===        ====       ====         ===        ====
CASH PAID IN RESPECT OF:
Interest.......................     169          17         186        162          17         179
                                   ====         ===        ====       ====         ===        ====

                                       YEAR ENDED MARCH 31,
                                 --------------------------------
                                               2004
                                 --------------------------------
                                 AIRPLANES   AIRPLANES
                                  LIMITED      TRUST     COMBINED
                                 ---------   ---------   --------
                                           ($ MILLIONS)
CASHFLOWS FROM OPERATING
  ACTIVITIES
Net loss.......................   (1,066)      (105)      (1,171)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and
  amortisation.................      111          5          116
Impairment charge..............      335         38          373
Aircraft maintenance, net......       18          2           20
(Profit)/loss on disposal of
  aircraft.....................       (2)        --           (2)
Deferred income taxes..........      (13)        (4)         (17)
Accrued and deferred interest
  expense......................      664         65          729
Changes in operating assets and
  liabilities:
Accounts receivable, net.......       (2)        10            8
Other accruals and
  liabilities..................       (5)        (1)          (6)
Other assets...................       (3)        --           (3)
                                  ------       ----       ------
NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES.........       37         10           47
                                  ======       ====       ======
CASHFLOWS FROM INVESTING
  ACTIVITIES
Sale of/(Additions to)
  aircraft.....................        1         --            1
Intercompany account
  movements....................       --         --           --
Capital and sales type
  leases.......................        2         --            2
                                  ------       ----       ------
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES.........        3         --            3
                                  ======       ====       ======
CASHFLOWS FROM FINANCING
  ACTIVITIES
Repayment of notes.............      (98)       (10)        (108)
Issue of refinanced notes......       --         --           --
                                  ------       ----       ------
NET CASH USED IN FINANCING
  ACTIVITIES...................      (98)       (10)        (108)
                                  ======       ====       ======
NET DECREASE IN CASH...........      (58)        --          (58)
Cash at beginning of year......      135          6          141
                                  ------       ----       ------
Cash at end of year............       77          6           83
                                  ======       ====       ======
CASH PAID IN RESPECT OF:
Interest.......................      116         11          127
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

     On November 20, 1998 debis (then known as AerFi Group plc) transferred its holding of class E notes to GE Capital Corporation ("GE Capital").

     On March 15, 2001 Airplanes Group successfully completed a refinancing of $750 million related to Class A Notes.

2.   BASIS OF PREPARATION

     The accompanying financial statements of Airplanes Limited, Airplanes Trust and the combined balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in shareholders' deficit/net liabilities and statements of cashflows of Airplanes Group (together the "Financial Statements") have been prepared on a going concern basis in accordance with the accounting policies set out in Note 4 and in conformity with United States of America generally accepted accounting principles.

3. RELATIONSHIP WITH GE CAPITAL AVIATION SERVICES LIMITED ("GECAS") AND DEBIS AND MANAGEMENT ARRANGEMENTS

     GECAS provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with certain members of Airplanes Group. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

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

     In the year to March 31, 2004, fees of $24.2 million and $5.8 million (2003: $23.9 million and $5.7 million) were charged by GECAS and debis respectively.

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

     (a) Principles of consolidation

     The financial statements separately consolidate the financial statements of Airplanes Limited and all of its subsidiary undertakings and the financial statements of Airplanes Trust and all of its subsidiary undertakings. All significant intercompany balances and transactions have been eliminated in each consolidation.

     (b) Revenue recognition

     Revenue from aircraft on operating leases is recognised as income on a straight line basis over the term of the leases. Unearned revenue from capital and sales type leases is amortised and included in income under the interest/effective yield method.

     At the time Airplanes Group disposes of assets, the cost and accumulated depreciation are removed from the related accounts and recorded as cost of aircraft sold. The proceeds are recorded in revenue as aircraft sales.

     (c) Aircraft

     Aircraft held for use, including engines, are stated at cost less accumulated depreciation and, where considered necessary, impairment provisions.

     Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). An impairment loss is evaluated when the undiscounted estimated future cashflows of the aircraft are less than its carrying value and the loss is measured as the excess of the carrying value over the fair value.

     The fair value of the aircraft is generally based on independent appraisals of aircraft. The appraised values are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". On the basis of past experience including actual lease rates and sales prices achievable and the servicer's experience of the market, estimated discounted cashflows are used as a more accurate indication of fair value. The estimated discounted future cashflows assume, among other things, market lease rates at the end of the existing lease term, other lease costs, downtime and the risk inherent in the cashflows.

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

     Aircraft classified as held for sale are recorded at the lower of carrying amount or fair value less cost to sell. Aircraft are not depreciated while classified as held for sale. Costs to sell are the incremental direct costs to transact a sale, that is, the costs that result directly from and are essential to a sale transaction and that would not have been incurred by the entity had the decision to sell not been made.

     (d) Net investment in capital and sales type leases

     The amounts due from lessees under capital leases, where the entire cost of the asset is recovered, are shown in the balance sheet at the net amount receivable under these leases. The related finance revenue is recognised as income over the period of the lease in proportion to the amounts outstanding to give a constant periodic rate of return.

     (e) Provision for maintenance

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

     (f) Allowance for doubtful debts

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

     (h) Concentrations of credit risk

     Financial instruments which potentially subject Airplanes Group to significant concentrations of credit risk consist primarily of trade accounts receivable and interest rate swaps. Details of Airplanes Group's interest rate swaps are set out at (i) below.

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 2004, Airplanes Group owned 172 aircraft, 153 of which were on lease to 58 lessees in 35 countries, with 19 aircraft off-lease. The geographic concentrations of leasing revenues is set out in Note 14.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole, and because, in general, weakly capitalised airlines are more likely to seek operating leases.

     The exposure of Airplanes Group to particular countries and customers is managed partly through concentration limits provided for under the terms of the notes and through obtaining security from lessees by way of deposits, letters of credit and guarantees. Airplanes Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. In the normal course of its business Airplanes Group has reached agreements with certain of its lessees to restructure their leases and defer certain receivable balances. Details of accounts receivable, deferred balances and provision for bad and doubtful debts are set out in Note 6.

     A Canadian lessee of six Airplanes Group aircraft which has been under the protection of the Companies Creditors Arrangement Act (Canada) since March 2003, resumed making payments to Airplanes Group in July 2003. The Servicer agreed on a restructuring of the leases resulting in reduced rentals.

     Colombia has suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2004 Airplanes Group leased nine aircraft to two lessees in Colombia. In particular, at March 31, 2004, Airplanes Group leased six aircraft to one Colombian lessee which remains under chapter 11 bankruptcy protection and which had been in arrears. The lessee concluded discussions with the servicer regarding lease restructuring which resulted in rental reductions combined with lease extensions.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 2004, nine of Airplanes Group's aircraft were being operated by Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group.

     The commercial aviation industry in Asia had been adversely affected by the severe economic and financial difficulties experienced in the region since 1998/1999 and more recently by the effects of the SARS virus which had resulted in a significant drop in airline traffic both within and to the region but has now largely recovered. At March 31, 2004, thirty of Airplanes Group's aircraft were being operated by lessees in this region.

     (i) Fair Value of Financial Instruments

     SFAS 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of financial instruments have been determined with reference to available market information and the valuation methodologies discussed below. However, considera-ble management judgement is required in interpreting market data to arrive at estimates of fair values. Accordingly, the estimates presented herein may not be indicative of the amounts that Airplanes Group could realise in a current market exchange.

     (i) The fair value of cash, trade receivables and trade payables approximates the carrying amount because of the nature and short maturity of these instruments.

     (ii) The fair value of the class A, B, C and D notes issued by Airplanes Group outstanding at March 31, 2004 and 2003 was $1,148 million and $1,571 million (carrying value at March 31, 2004 and 2003 was $3,103 million and $3,209 million) respectively. Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at March 31, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale. While the amount subscribed for the class E notes was based on the appraised value of the aircraft at the closing date, the fair value of these notes at March 31, 2004 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

     (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps ("swaps") and in the past has also used options to enter into interest rate swaps ("swaptions"). At March 31, 2004 and 2003 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $1.37 billion and $1.71 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. Before November 17, 2003, the primary objective of Airplanes Group's interest rate risk management policy was to correlate fixed and floating rate interest payments on the notes and certificates to the mix of contracted fixed and floating rental receipts for different rental periods. Since November 17, 2003, however, Airplanes Group has ceased paying interest on the class B notes and certificates (a floating rate obligation) and on the class C and D notes and certificates (both fixed rate obligations). During the year ended March 31, 2004, Airplanes Group has therefore reviewed and modified its hedging policy with the approval of the rating agencies and no longer enters into hedges of the class B notes and certificates. Airplanes Group believes it prudent to continue to hedge its interest rate exposure on the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Airplanes Group's cashflows have been insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments since December 15, 2003. Therefore, Airplanes Group has not included this balance in its hedging calculations since the end of 2003. The fair values of interest rate swaps are provided by third parties and are calculated by discounting expected cashflows using market interest rates over the remaining term of the relevant instrument. The fair value of these swaps at March 31, 2004 and 2003 was an unrealised loss of $52.5 million and an unrealised loss of $82.3 million respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default have in the past been managed in part through the purchase of swaptions. At March 31, 2004 and 2003 Airplanes Group had no swaptions in place.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements. However, Airplanes Group does not anticipate non-performance by these counterparties.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 2004 comprise major U.S./European financial institutions.

     (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in U.S. dollars.

     (k) Derivative Instruments and Hedging Activities

     On April 1, 2001, Airplanes Group adopted SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cashflows to be received or paid related to a recognized asset or liability ("cashflow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. At March 31, 2002 all of Airplanes Group's interest rate swaps were designated as cashflow hedges.

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

     This process includes linking all derivatives that are designated as cashflow hedges to specific liabilities on the balance sheet. Airplanes Group formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cashflows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are included in "Net change in cashflow hedges" in other comprehensive income ("OCI"), until earnings are affected by the variability in cashflows of the designated hedged item.

     Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cashflows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, and any changes in its fair value will be recognized in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

     As described more fully in Note 11, Airplanes Group's cashflows have been inadequate to pay interest on the class B, C and D notes since the November 2003 payment date. Accordingly derivatives which have been documented as having a hedging relationship with the interest payments on the class B notes and certificates can no longer be classed as highly effective cashflow hedges, and therefore the decrease in value of these derivatives for the year ended March 31, 2004 of $2.0 million has been recognized in earnings in accordance with SFAS
133. These derivatives continued to be a hedge of Airplanes Group's interest rate exposure in respect of the class B notes and certificates until the date interest ceased being paid. During the year ended March 31, 2004, Airplanes Group has accordingly reviewed and modified its hedging policy as more fully described in Note 4(i) above.

     The opening effect as at April 1, 2001 of the adoption of SFAS 133 was $(38) million in other comprehensive income (i.e. if the swaps were sold then a loss of $38 million would have resulted) and $5 million in earnings (being the deferred gain on early termination of interest and related derivatives). Airplanes Group's financial statements for the first quarter of 2002 reported the net transition adjustment of $(33) million in other comprehensive income. The net change in the value of cashflow hedges for the year ended March 31, 2002 was an increase of $2 million. It is anticipated that $33.7 million of net losses included in accumulated other comprehensive loss at March 31, 2004 will be reclassified into earnings during the year to March 31, 2005. At March 31, 2004, Airplanes Group held interest rate swaps with a maximum maturity of 49 months to hedge its exposure to interest rate risk.

     (l) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (m) New Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities" which requires a variable interest entity to be consolidated by the primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a significant impact on Airplanes Group's financial statements.

     In April 2003, the FASB issued SFAS Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other FASB projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and Airplanes Group is currently considering its potential effect on future financial statements.

     In May 2003, the FASB issued Statement of Financial Reporting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As Airplanes Group does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on Airplanes Group's financial statements.

5.   CASH

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2003                      2004
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Cash...............................................     135            6           77            6
                                                        ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 2004 and 2003 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 2004 and 2003 is restricted cash of $6 million, which guarantees former safe harbour lease obligations.

6.   ACCOUNTS RECEIVABLE

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2003                      2004
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Trade receivables..................................      30            7           19            4
Allowance for doubtful debts.......................     (14)          (6)          (8)          (1)
                                                        ---          ---          ---          ---
                                                         16            1           11            3
                                                        ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables.................      15            2           11            2
  Allowance for doubtful debts.....................     (11)          (2)          (4)          --
                                                        ---          ---          ---          ---
                                                          4           --            7            2
                                                        ===          ===          ===          ===

     Deferred lease receivables at March 31, 2004 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Colombia and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)).

     Receivables, before allowance for doubtful debts, include amounts classified as due after one year of $13.8 million (Airplanes Limited $11.2 million and Airplanes Trust $2.6 million) at March 31, 2004 and $17.7 million (Airplanes Limited $15.3 million and Airplanes Trust $2.4 million) at March 31, 2003.

     A number of Airplanes Group's lessees are in a weak financial position. As of March 31, 2004, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $3.6 million in respect of 15 lessees (who leased a combined total of 53 aircraft representing 32.2% of the portfolio by appraised value as of January 31, 2004) and $3.6 million in respect of five former lessees. Of the total $7.2 million, $1.2 million was in arrears for a period between 30 and 60 days, $0.7 million was in arrears for a period between 60 and 90 days and $5.3 million was in arrears for a period greater than 90 days. Some of these lessees have consistently been significantly in arrears in their respective rental payments and many are known to be currently experiencing financial difficulties.

     As of March 31, 2004, in addition to the $7.2 million in respect of payments past due more than 30 days, Airplanes Group had agreed to allow six lessees to defer rent, maintenance and miscellaneous payments totaling $13.4 million for periods ranging from seven months for one lessee in respect of $0.1 million and up to 46 months for one lessee in respect of $4.1 million.

7.   AMOUNTS DUE FROM AIRPLANES LIMITED TO AIRPLANES TRUST

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2003                      2004
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Amount receivable from Airplanes Limited/Payable to
  Airplanes Trust..................................     (58)          58          (45)          45
                                                        ===          ===          ===          ===

     Included in the balance at March 31, 2003 and March 31, 2004 was $80 million payable from Airplanes Trust to Airplanes Limited in respect of aircraft sales and purchases. The remaining balance of $125 million (2003: $138 million) represents the net amount due to Airplanes Trust in respect of Airplanes Trust's trading activities, including servicing of its debt obligations.

8.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales-type leases of Airplanes Limited:

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2003                      2004
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Total minimum lease payments receivable............       4           --            1           --
Estimated residual values of leased assets.........      --           --           --           --
Less unearned revenue..............................      (1)          --           --           --
                                                        ---          ---          ---          ---
Net investment in capital and sales-type leases....       3           --            1           --
                                                        ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 2002, 2003 and 2004 amounted to $7 million, (Airplanes Limited $7 million, Airplanes Trust $Nil), $4 million (Airplanes Limited $4 million, Airplanes Trust $Nil) and $3 million (Airplanes Limited $3 million, Airplanes Trust $Nil) respectively.

     Unearned revenue of $0.4 million (Airplanes Limited $0.4 million, Airplanes Trust $Nil), $0.3 million (Airplanes Limited $0.3 million, Airplanes Trust $Nil) and $0.6 million (Airplanes Limited $0.6 million, Airplanes Trust $Nil) for the years ended March 31, 2002, 2003 and 2004, respectively, was amortised and included in revenue.

     At March 31, 2004, minimum future lease payments on finance leases are as follows:

                                                                    2004
                                                                ------------
                                                                ($ MILLIONS)
Year Ending March 31, 2005..................................          1
                                                                    ---
                                                                      1
                                                                    ===

9.   AIRCRAFT

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2003                      2004
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
AIRCRAFT -- HELD FOR USE
Cost...............................................    4,006         304         3,378         222
Less impairment charge.............................     (319)        (49)         (489)        (71)
Less accumulated depreciation......................   (1,743)       (144)       (1,496)        (92)
                                                      ------        ----        ------        ----
                                                       1,944         111         1,393          59
                                                      ======        ====        ======        ====
AIRCRAFT -- HELD FOR SALE
Cost...............................................       --          --           561          69
Less impairment charge.............................       --          --          (164)        (15)
Less accumulated depreciation......................       --          --          (299)        (46)
                                                      ------        ----        ------        ----
                                                          --          --            98           8
                                                      ======        ====        ======        ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years.............................      113          --           131          --
  From one to five years...........................    1,285          39           955          22
  Less than one year...............................      421          46           318          37
Non revenue earning aircraft:
  Available for lease..............................       83          26            87           8
  Available for lease, subject to letters of
     intent........................................       42          --            --          --
                                                      ------        ----        ------        ----
                                                       1,944         111         1,491          67
                                                      ======        ====        ======        ====

     At March 31, 2004, six aircraft were subject to purchase options granted to existing lessees. The latest date on which a purchase option could be exercised was December 4, 2007.

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         2002                      2003                      2004
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Depreciation expense..........     146          13           132           8           111           5
Impairment charge.............     245          47            74           2           335          38
                                   ---          --           ---          --           ---          --
                                   391          60           206          10           446          43
                                   ===          ==           ===          ==           ===          ==

     At March 31, 2004, Airplanes Group owned 172 (2003:179) aircraft.

     At March 31, 2004, 19 aircraft were off-lease, five of which were subject to letters of intent for sale. As of the date of these financial statements, three of the aircraft subject to letters of intent for sale have been sold and eight of the fourteen unplaced off-lease aircraft have become subject to letters of intent for sale. Since March 31, 2004 a further three aircraft have become off lease.

     During the last three years the world economic climate has been weak. The global economic conditions combined with the terrorist attacks of September 11, 2001, the military action in Afghanistan, the war in Iraq and the outbreak of SARS have resulted in a sharp increase in the availability of aircraft for lease. This has led to significant overcapacity, increased downtime, a decline in the lease rates, increased costs due to unanticipated redeliveries of aircraft all of which have resulted in a decline in the value of aircraft, particularly older technology models.

     As of March 31, 2004, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of Airplanes Group's portfolio by appraised value as of January 31, 2004 and, in addition, each of the B737-300, B737-500, B767-300ER, DC-8, MD-11 and F-100 models of aircraft comprised more than 5% of Airplanes Group's portfolio by appraised value as of January 31, 2004. Furthermore, at March 31, 2004, widebody aircraft comprised more than 15%, and turboprop aircraft comprised more than 5% of Airplanes Group's portfolio by appraised value as of January 31, 2004.

     During the years ended March 31, 2003 and March 31, 2004, Airplanes Group evaluated all aircraft for impairment and this impairment analysis resulted in 8 and 64 aircraft, respectively, being identified with a carrying value greater than the estimated undiscounted future cashflows for such aircraft. An impairment loss was calculated for these aircraft based on the estimated discounted future cashflows for each aircraft. For certain aircraft the estimated discounted future cashflows were lower than the corresponding independent appraised value. The appraised values were determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand." Since this assumption is not appropriate in current market conditions, in respect of each aircraft estimated discounted cashflows were used as a more accurate indication of fair value.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                          MARCH 31,
                                                        ---------------------------------------------
                                                                2003                    2004
                                                        ---------------------   ---------------------
                                                        AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                         LIMITED      TRUST      LIMITED      TRUST
                                                        ---------   ---------   ---------   ---------
                                                            ($ MILLIONS)            ($ MILLIONS)
Accrued expenses and other liabilities include:
  Unearned revenue....................................        7          1            6         --
  Other accruals......................................       25         --           28          1
  Interest accrued....................................    1,864        184        2,527        249
  Valuation of swap portfolio.........................       75          7           47          5
  Trade payables......................................        3         --            2         --
  Deposits received...................................       29          1           29         --
                                                          -----        ---        -----        ---
                                                          2,003        193        2,639        255
                                                          =====        ===        =====        ===
Of which:
  Payable within one year.............................      117          8          118          7
  Payable after one year..............................    1,886        185        2,521        248
                                                          -----        ---        -----        ---
                                                          2,003        193        2,639        255
                                                          =====        ===        =====        ===

11. INDEBTEDNESS

     The components of the debt are as follows:

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2003                      2004
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Indebtedness in respect of notes issued:
  Subclass A-6.....................................      174          17            88           9
  Subclass A-8.....................................      638          62           638          62
  Subclass A-9.....................................      683          67           683          67
  Class B..........................................      219          22           207          20
  Class C..........................................      320          30           320          30
  Class D..........................................      360          35           360          35
  Class E..........................................      538          53           538          53
                                                       -----         ---         -----         ---
                                                       2,932         286         2,834         276
  Discounts/costs arising on issue of notes........       (8)         (1)           (6)         (1)
                                                       -----         ---         -----         ---
                                                       2,924         285         2,828         275
                                                       =====         ===         =====         ===

DEBT MATURITY

     The repayment terms of the class A, B, C and D notes are such that certain principal amounts were expected to be repaid on certain dates based on certain assumptions (each such date, the "expected final payment date") or refinanced through the issue of new notes by specified expected final payment dates but in any event are ultimately due for repayment on specified final maturity dates (each such date, the "final maturity date"). The expected final payment dates, final maturity date, principal amount and interest rates applicable to each class of note are set out below:

                           INTEREST      PRINCIPAL AMOUNT     EXPECTED FINAL           FINAL
CLASS/SUBCLASS OF NOTES      RATES       AT MARCH 31, 2004     PAYMENT DATE*       MATURITY DATE
-----------------------  -------------   -----------------   -----------------     --------------
                                           ($ MILLIONS)
Subclass A-6...........  (LIBOR+.34%)             97         January 15, 2004      March 15, 2019
Subclass A-8...........  (LIBOR+.375%)           700         March 15, 2003        March 15, 2019
Subclass A-9...........  (LIBOR+.55%)            750         November 15, 2008     March 15, 2019
Class B................  (LIBOR+.75%)            227         February 15, 2017     March 15, 2019
Class C................  8.15%                   350         December 15, 2013     March 15, 2019
Class D................  10.875%                 395         February 15, 2017     March 15, 2019
Class E................  See below               591         See below             See below
                                               -----
                                               3,110
                                               =====

---------------

* the expected final payment dates were determined in March 2001 based on the base case assumptions in Airplanes Group's offering memorandum dated March 15, 2001 (the "2001 Base Case").

     Discounts on notes issues and costs arising on refinanced notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinancing notes.

     On March 15, 2001, Airplanes Group successfully completed a $750 million refinancing of its subclass A-4 and subclass A-7 notes into new subclass A-9 notes.

     The dates on which principal repayment on the notes will actually occur will depend on the cash generated by Airplanes Group. Airplanes Group was due to refinance the subclass A-8 notes in the capital markets on

March 15, 2003. Given market conditions and the impact these conditions have had on Airplanes Group's performance as compared to the 2001 Base Case, a refinancing was not economically viable. In the absence of a refinancing of the subclass A-8 notes, step-up interest at a rate of 0.5% per annum became payable from March 15, 2003. The expected final payment date for the subclass A-8 notes under the 2001 Base Case has thus proved incorrect. Due to insufficient cashflows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid and it is not expected to be paid in the future.

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

     2. Additional amounts on the class A notes in the event that the value of the portfolio falls below specified amounts.

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

     Prior to March 15, 2003, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A notes was subclass A-6, subclass A-9 and subclass A-8 in that order. Because there was no refinancing of the subclass A-8 notes by March 15, 2003, the priority of the principal amounts outstanding in respect of the various subclasses of class A notes is now, subclass A-6, subclass A-8 and subclass A-9 in that order.

     The concentration on particular models or types of aircraft magnifies the adverse impact to Airplanes Group's cashflow of a decline in lease rates or aircraft values for these models or types of aircraft and of specific governmental or technical regulations imposed on those aircraft types. In this connection, Airplanes Group has seen (x) decreasing popularity of the turboprop aircraft, the cessation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2004, accounted for approximately 1.42% of Airplanes Group's portfolio by appraised value as of January 31, 2004, and (z) Airworthiness Directives ("ADs") with respect to the MD-80s, MD-11s and B737s. These events have caused, and are likely to continue to cause, overall lease rates and aircraft values to significantly decrease and may cause Airplanes Group to incur significant costs which would further reduce its cashflow.

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

Class A principal adjustment amount

     As a result of Airplanes Group's low revenues and a greater than assumed decline in the appraised value of the aircraft in its portfolio, Airplanes Group has been required to pay class A principal adjustment amount to the extent of available cashflows in order to maintain certain loan to current appraised value ratios on the class A notes. Airplanes Group has not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, Airplanes Group has not had sufficient cashflows to pay any class A principal adjustment amount, resulting in accumulating arrears. In the year to January 31, 2004, there has been a decline of 15.21% in the appraised value of Airplanes Group's fleet, being $176 million greater than the decline assumed in setting the payment schedules on Airplanes Group's notes. This has resulted in an increase in the arrears of class A principal adjustment amount from $343.5 million to $451.2 million at February 17, 2004 (the first payment date following the 2004 appraisals).

     Class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes. If, on any payment date, Airplanes Group was unable to make payment in full of class A principal adjustment amount, then by definition Airplanes Group was unable to make any scheduled principal payments on the class C and D notes. Between February 1999 and March 2000, Airplanes Group was unable to make some scheduled principal payments on the class C and D notes and since April 2000 Airplanes Group has not paid any scheduled principal on the class C and D notes (or paid any minimum interest on the class E notes) which continues to be deferred.

Class A minimum principal amount

     To the extent that Airplanes Group has sufficient available funds, Airplanes Group is also required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals referred to above.) As a result of earlier payments of class A principal adjustment amount described above Airplanes Group remained ahead of the required class A minimum principal payment schedule. However as described above, Airplanes Group has not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, Airplanes Group has not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date, Airplanes Group has no longer been ahead of the required class A minimum principal payment schedule. Therefore on that date Airplanes Group had to recommence payments of minimum principal on the class A notes to the extent of available cashflows and was unable to fund the "Second Collection Account Top-up" in full. Beginning on the December 15, 2003 payment date Airplanes Group's cashflows were insufficient to allocate any funds at all to the "Second Collection Account Top-up" or to pay minimum principal on the class A notes in full. Minimum principal arrears on the class A notes were $24.3 million following the May 17, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, Airplanes Group's cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date.

Class B, C and D notes

     It is highly unlikely that Airplanes Group will ever be able to resume making payments of interest or principal on the class B, C and D notes. Given the failure to pay interest when due on these notes beginning on the December 15, 2003 payment date, interest has begun to accrue on the unpaid interest in accordance with the terms of the notes and will continue to accrue until all interest arrears are paid in full. Since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cashflows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. The minimum principal arrears on the class A notes on each payment date have been and will continue to be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash were available at any subsequent time to make payments ranking below class A minimum principal, cashflows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cashflows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished.

     If Airplanes Group was able to resume making payments on the class B, C and D notes, payments would be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cashflows. The more junior the class of notes is in the order of priority, the greater the risk that Airplanes Group would be unable to make further payments on that class of notes. Failure to make payments on a class of notes results in failure to make payments on the corresponding class of certificates.

     This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which continued to re-evaluate several structured aircraft financings in the last twelve months.

     Set out in the table below are the ratings of Airplanes Group's certificates at June 14, 2004:-

                                                              OUTSTANDING
                                                               PRINCIPAL
                                                              BALANCE AS
                                                              AT MAY 17,                    MOODY'S (S&P
CERTIFICATE                                                      2004       S & P   FITCH    EQUIVALENT)
-----------                                                   -----------   -----   -----   -------------
Subclass A-6................................................    $ 74.5m     AA-     BBB-    A2 (A)
Subclass A-8................................................    $700.0m     A       BB      Baa3 (BBB-)
Subclass A-9................................................    $750.0m     BB+     BB      Ba2 (BB)
Class B.....................................................    $226.8m     D       CCC     Caa2 (CCC)
Class C.....................................................    $349.8m     D       CCC     Caa3 (CCC-)
Class D.....................................................    $395.1m     D       CC      Ca (CC)

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

12. PROVISION FOR MAINTENANCE

                                                                          MARCH 31,
                                                        ---------------------------------------------
                                                                2003                    2004
                                                        ---------------------   ---------------------
                                                        AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                                         LIMITED      TRUST      LIMITED      TRUST
                                                        ---------   ---------   ---------   ---------
                                                            ($ MILLIONS)            ($ MILLIONS)
Balance at April, 1...................................     246         11          262         13
Receivable during year................................      61          5           50          7
Expenditure/transfers.................................     (45)        (3)         (38)        (7)
                                                           ---         --          ---         --
Balance at March, 31..................................     262         13          274         13
                                                           ===         ==          ===         ==

     The reserve for maintenance includes maintenance reserve funds received from lessees and provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance.

13. SHARE CAPITAL

                                                                 AIRPLANES
                                                                  LIMITED
                                                                 MARCH 31,
                                                              ---------------
                                                               2003     2004
                                                              ------   ------
                                                                    ($)
Ordinary shares, par value $1
Authorised 10,000...........................................  10,000   10,000
                                                              ======   ======
Issued 30...................................................      30       30
                                                              ======   ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits, this dividend has not been paid. As at March 31, 2004, the total unpaid cumulative preferential dividend amounted to $36,000.

14. REVENUES

     The following table sets forth the amount and percentage of total revenues attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2002                    2003                    2004
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe...........................     126           1         110           2          93           2
  North America....................      59          27          60          19          19          13
  South America....................     132          --         106          --          58           1
  Asia/rest of world...............      70          --          75          --          83           1
                                        ---         ---         ---         ---         ---         ---
                                        387          28         351          21         253          17
                                        ===         ===         ===         ===         ===         ===
Of which, aircraft sales revenue to
  third parties represents.........      (5)         --         (14)         --          (3)         --
                                        ---         ---         ---         ---         ---         ---
Leasing revenue....................     382          28         337          21         250          17
                                        ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.......................      53           1          61           5          50           7
                                        ===         ===         ===         ===         ===         ===

     As of March 31, 2004, in addition to the 14 aircraft which were off lease and not subject to a letter of intent there were 43 aircraft which were scheduled to come off lease within one year from March 31, 2004.

     At March 31, 2004, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         2004
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($ MILLIONS)
Year ending March 31,
  2005......................................................       161            6
  2006......................................................       117            2
  2007......................................................        73            2
  2008......................................................        46            1
  2009......................................................        22            1
  Thereafter................................................        13            1
                                                                   ---          ---
                                                                   432           13
                                                                   ===          ===

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 1.7%, and include aircraft subject to letters of intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited, no customer accounted for more than 10% of revenue in any of the years ended March 31, 2002, 2003 or 2004 respectively. For Airplanes Trust: (a) three lessees accounted for more than 10% of leasing revenue for the year ended March 31, 2002, and individually these lessees accounted for 34%, 10% and 11% of leasing revenue, respectively (b) two lessees accounted for more than 10% of leasing revenue in the year ended March 31, 2003 and individually these lessees accounted for 25% and 60% of leasing revenue, respectively, (c) three lessees accounted for more than 10% of leasing revenue for the year ended March 31, 2004 and individually these lessees accounted for 11%, 23% and 33% of leasing revenue, respectively.

15. NET INTEREST EXPENSE

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2002                    2003                    2004
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
Interest on notes issued...........     565          55         663          65         780          76
Interest income....................      (6)         --          (3)         --          (2)         --
                                        ---         ---         ---         ---         ---         ---
                                        559          55         660          65         778          76
                                        ===         ===         ===         ===         ===         ===
Cash paid in respect of interest...     169          17         162          17         116          11
                                        ===         ===         ===         ===         ===         ===

16. OTHER LEASE COSTS

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2002                    2003                    2004
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
Maintenance receipts from lessees,
  transferred to reserves..........      53           1          61           5          50           7
Net release of excess maintenance
  reserves.........................      --          --          (4)         (2)        (12)         --
Other lease costs..................      17           2          16           1          36           1
                                        ---         ---         ---         ---         ---         ---
                                         70           3          73           4          74           8
                                        ===         ===         ===         ===         ===         ===

17. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2002                    2003                    2004
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
GECAS management fees..............      22           2          23           1          23           1
Other selling, general and
  administrative expenses..........      11           1           8           1          12           1
                                        ---         ---         ---         ---         ---         ---
                                         33           3          31           2          35           2
                                        ===         ===         ===         ===         ===         ===

     In the year ended March 31, 2004, other selling, general and administrative expenses included an amount of $6 million (Airplanes Limited $5 million, Airplanes Trust $1 million) payable to debis in respect of administration and cash management fees as compared to the amount of $6 million (Airplanes Limited $5 million, Airplanes Trust $1 million) payable in the year ended March 31, 2003 and $10 million (Airplanes Limited $9 million, Airplanes Trust $1 million) payable in the year ended March 31, 2002.

18. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this note refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily U.S. entities).

(A)  AIRPLANES LIMITED

     Income tax benefit of Airplanes Limited consists of the following:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2002    2003    2004
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Current income tax..........................................    --      --      --
Deferred income tax.........................................    42       3      13
                                                               ---     ---     ---
                                                                42       3      13
                                                               ===     ===     ===

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005. Thereafter income from trading activities will be taxable at a rate of 12.5%.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 2002, 2003 and 2004 and the expected tax benefit based on a tax rate of 10% is shown below:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2002    2003    2004
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Tax benefit at tax rate.....................................    86      59      72
Non-deductible class E note interest........................   (44)    (56)    (72)
Release of deferred tax.....................................    --      --      13
                                                               ---     ---     ---
Actual tax credit...........................................    42       3      13
                                                               ===     ===     ===

     Class E note interest is not deductible for tax purposes in Ireland.

     Airplanes Limited has net operating loss carryforwards of approximately $1,864 million as of March 31, 2004, (2003: $1,914 million) which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                               MARCH 31,
                                                              ------------
                                                              2003    2004
                                                              ----    ----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................  (239)   (233)
Deferred tax liability relating to:
  Aircraft..................................................   219     146
                                                              ----    ----
Net deferred tax............................................   (20)    (87)
Deferred tax assets not recognised..........................    33      87
                                                              ----    ----
Deferred tax provision......................................    13      --
                                                              ====    ====

     No deferred tax provision is being recognised in the accounts at March 31, 2004 as it was deemed unnecessary due to the level of losses forward and additional forecasted losses.

(B)  AIRPLANES TRUST

     Income tax benefit/(expense) of Airplanes Trust consists of the following:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2002    2003    2004
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Current income tax:
  Federal...................................................     5      --       5
  State.....................................................    --      --      --
                                                               ---     ---     ---
Total current...............................................     5      --       5
                                                               ---     ---     ---
Deferred income tax:
  Federal...................................................    12       4      (2)
  State.....................................................     5       1       1
Decrease in valuation allowance.............................    --      --      --
                                                               ---     ---     ---
Total deferred..............................................    17       5      (1)
                                                               ---     ---     ---
                                                                22       5       4
                                                               ===     ===     ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 2002, 2003 and 2004 and the expected tax benefit based on the U.S. federal statutory tax rate of 35% in 2002, 2003 and 2004 is shown below:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2002    2003    2004
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Tax benefit at statutory rate...............................    32      21      38
State taxes, net of federal.................................     3       1      --
Non-deductible class E note interest........................   (13)    (17)    (22)
Write-off of NOL's..........................................    --      --     (12)
                                                               ---     ---     ---
                                                                22       5       4
                                                               ===     ===     ===

     Airplanes Trust has federal and state net operating loss (NOL) carryforwards of approximately $73.7 million as of March 31, 2004 (2003: $100.2 million). Due to an ownership change in November 1998, $4.5 million of Airplanes Trust's aforementioned federal NOL's became limited under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). Under Section 382, NOL's will generally be limited annually to the product of the long-term tax-exempt rate (published monthly by the Service) and the value of the AeroUSA Inc. outstanding stock immediately before the ownership change (excluding certain capital contributions). However, the Section 382 limitation for a taxable year any portion of which is within the five-year period following the effective date (November 20, 1998) will be increased by the amount of any "recognized built-in gains" for such tax year (subject to certain limitations). With the lapsing of the five-year period to recognize built-in gains on November 2003, Airplanes Trust determined that $37.4 million in NOL's would never be realized and has thus written off the NOL's.

     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                               YEAR ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2004
                                                              -----   -----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................    41      28
  Other.....................................................     2      --
                                                               ---     ---
                                                                43      28
                                                               ---     ---
Deferred tax liabilities relating to:
  Aircraft..................................................    44      25
  AMT NOL Liability.........................................    17      22
                                                               ---     ---
                                                                61      47
                                                               ---     ---
Net deferred tax liability..................................    18      19
                                                               ===     ===

     Based on Airplanes Trust's consideration, given the reversal of deferred tax liabilities and available tax planning strategies, a valuation allowance for deferred tax assets was not considered necessary at March 31, 2004 and 2003 respectively. Pursuant to a tax sharing agreement between Airplanes Trust and debis, Airplanes Trust is liable to debis for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from debis are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by debis for any tax benefits provided subsequent to the completion of the Transaction, to debis from Airplanes Trust's tax losses. debis has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction.

     Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain local tax returns with General Electric Company ("GE"), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE which is substantially similar to the tax sharing agreement between Airplanes Trust and debis which was in place prior to that date and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from debis AirFinance, Inc.

     In relation to the tax year ended December 31, 2003, GE utilized $27.1 million of current year losses. Accordingly there will be a cash payment of $5.4 million to Airplanes Group under the terms of this agreement in relation to the tax year ended December 31, 2003.

19. COMMITMENTS

CAPITAL COMMITMENTS

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 2004.

20. CONTINGENT ASSETS/LIABILITIES

GUARANTEES

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes (as disclosed in Note 11) issued by Airplanes Trust and Airplanes Limited, respectively, pursuant to the Transaction, details of which are set out in Note 1.

FOREIGN TAXATION

     The international character of Airplanes Group's operations gives rise to some uncertainties with regard to the impact of taxation in certain countries. The position is kept under continuous review and Airplanes Group provides for all known liabilities. See note 18 for tax warranties.

CONTINGENT ASSET

     During the year ended March 31, 2004, the servicer agreed to the early redelivery of six aircraft from two Brazilian lessees. Following redelivery, a settlement agreement in respect of the lessees' obligations was signed with both lessees. These agreements provide for the payment to Airplanes Group of $31.8 million over five years which represents unpaid rentals for the unexpired portion of the leases and certain technical costs. Due to uncertainties about the lessees' ability to meet these obligations, these amounts have not been recognised in the financial statements.

21. POST BALANCE SHEET EVENTS

     Since March 31, 2004, three DC8-71F aircraft and one B737-200A aircraft have been sold, a contract for sale has been signed for one B737-200A and letters of intent for sale have been signed in respect of ten further aircraft which, in the case of five such aircraft, remain subject to approval by the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust as applicable.

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

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Controlling Trustee

Dated: June 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 14, 2004.

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

                                          AIRPLANES LIMITED

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Director

Dated: June 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 14, 2004.

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

                                 CERTIFICATION

     I, William M. McCann, the Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes U.S. Trust, certify that:

     (1) I have reviewed this annual report on Form 10-K of Airplanes Limited and Airplanes U.S. Trust;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cashflows of Airplanes Limited and Airplanes U.S. Trust as of, and for, the periods presented in this annual report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Airplanes Limited and Airplanes U.S. Trust and I have:

        (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Airplanes Limited and Airplanes U.S. Trust, including their consolidated subsidiaries, is made known to the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust by others within those entities, particularly during the period in which this annual report is being prepared;

        (b)   [Reserved]

        (c) evaluated the effectiveness of the disclosure controls and procedures of Airplanes Limited and Airplanes U.S. Trust and presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

        (d) disclosed in this annual report any change in the internal control over financial reporting of Airplanes Limited and Airplanes U.S. Trust that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting of Airplanes Limited or Airplanes U.S. Trust;

     (5) I have disclosed, based on my most recent evaluation, to the auditors of Airplanes Limited and Airplanes U.S. Trust and the audit committee of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust:

        (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are likely to affect the ability of Airplanes Limited and Airplanes U.S. Trust to record, process, summarize and report financial data information; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Airplanes Limited and Airplanes U.S. Trust.

Date: June 14, 2004

/s/ WILLIAM M. MCCANN
----------------------------------------------------

W. M. McCann
Chairman of the Board of
Airplanes Limited
Chairman of the Board of
Airplanes U.S. Trust(1)

---------------

(1) Airplanes Limited and Airplanes U.S. Trust are special purpose vehicles that do not employ and have not employed any individual as a chief executive officer or chief financial officer and do not have and have not had any employees or executive officers since their inception. For all executive management functions Airplanes Limited and Airplanes U.S. Trust retain and rely upon their third party aircraft servicer, administrative agent and cash manager. These third party service providers are required to perform these executive management functions in accordance with the requirements of the servicing agreement, administrative agency agreement and cash management agreement, respectively. With respect to the information contained in this annual report, all information regarding the aircraft, the leases and the lessees is provided by the servicer pursuant to the servicing agreement. The cash manager calculates monthly payments and makes all other calculations required by the cash management agreement. Pursuant to the administrative agency agreement, the administrative agent uses the information provided by the servicer and the cash manager and other information the administrative agent acquires in the performance of its services to Airplanes Limited and Airplanes U.S. Trust, to prepare all disclosure (including this annual report on Form 10-K) required to be filed with the Securities and Exchange Commission.

    All members of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust, including the Chairman, are non-executives.

                                 CERTIFICATION

     The certification set forth below is being submitted in connection with the Annual Report on Form 10-K to which this certification comprises an exhibit (the "REPORT") for the purpose of complying with Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

     Airplanes Limited and Airplanes U.S. Trust (together the "COMPANY") are special purpose vehicles that do not employ and have not employed any individual as a chief executive officer or chief financial officer and does not have and has not had any employees or executive officers since its inception. For all executive management functions the Company retains and relies upon its third party aircraft servicer, administrative agent and cash manager. These third party service providers are required to perform these executive management functions in accordance with the requirements of the servicing agreement, administrative agency agreement and cash management agreement, respectively. With respect to the information contained in the Report, all information regarding the aircraft, the leases and the lessees is provided by the servicer pursuant to the servicing agreement. The cash manager calculates monthly payments and makes all other calculations required by the cash management agreement. Pursuant to the administrative agency agreement, the administrative agent uses the information provided by the servicer and the cash manager and other information the administrative agent acquires in the performance of its services to the Company, to prepare all disclosure (including the Report) required to be filed with the Securities and Exchange Commission.

     Having regard to the Company's operating procedures discussed above, I, William M. McCann, as Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes U.S. Trust, in each case, a non-executive, hereby certify that, as of the end of the period covered by the Report, to my knowledge based upon, inter alia, a review of the Report, the information provided by the servicer, administrative agent and cash manager pursuant to the servicing agreement, administrative agency agreement and the cash management agreement, respectively, and discussions and meetings with the other members of the board of the Company and the servicer, administrative agent and cash manager:

     (1)   such Report fully complies with the requirements of Section 13(a) or
           Section 15(d) of the Exchange Act; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                            /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Chairman, Board of Directors
                                                    of
                                               Airplanes Limited
                                               Chairman, Controlling Trustees of
                                               Airplanes U.S. Trust

                                                    June 14, 2004

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST
                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of Atlanta Holdings Limited
          dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29,
          1995(1).....................................................
  3.2     Memorandum and Articles of Association of Airplanes Limited
          dated March 11, 1996(2).....................................
  3.3     Memorandum and Articles of Association of Airplanes Limited
          reprinted with amendments to June 29, 2000(4)...............
  3.4     Airplanes U.S. Trust Amended and Restated Trust Agreement
          among GPA, Inc., as Settlor, Wilmington Trust Company, as
          the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996(2)..........................
  3.5     Amendment to Airplanes U.S. Trust Amended and Restated Trust
          Agreement dated June 29, 2000(4)............................
  4.1     Pass Through Trust Agreement dated as of March 28, 1996
          among Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee(2)................................
  4.2     Trust Supplement No. 7 dated as of March 28, 1996 to the
          Pass Through Trust Agreement(2).............................
  4.3     Trust Supplement No. 8 dated as of March 28, 1996 to the
          Pass Through Trust Agreement(2).............................
  4.4     Trust Supplement No. 9 dated as of March 16, 1998 to the
          Pass Through Trust Agreement(3).............................
  4.5     Trust Supplement No. 11 dated as of March 16, 1998 to the
          Pass Through Trust Agreement(3).............................
  4.6     Trust Supplement No. 12 dated as of March 16, 1998 to the
          Pass Through Trust Agreement(3).............................
  4.7     Trust Supplement No. 13 dated as of March 15, 2001 to the
          Pass Through Trust Agreement(5).............................
  4.8     Trust Supplement A dated as of March 16, 1998 to the Pass
          Through Trust Agreement(3)..................................
  4.9     Form of Subclass A-6 Pass Through Certificate(3)............
  4.10    Form of Subclass A-8 Pass Through Certificate(3)............
  4.11    Form of Subclass A-9 Pass Through Certificate(5)
          (included in Exhibit 4.7)...................................
  4.12    Form of Class B Pass Through Certificate(3).................
  4.13    Form of Class C Pass Through Certificate(2).................
  4.14    Form of Class D Pass Through Certificate(2).................
  4.15    Airplanes Limited Indenture dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee(2)......................................
  4.16    Supplement No. 1 to the Airplanes Limited Indenture(3)......
  4.17    Supplement No. 2 to the Airplanes Limited Indenture(5)......
  4.18    Supplement No. 3 to the Airplanes Limited Indenture(8)......
  4.19    Airplanes U.S. Trust Indenture dated as of March 28, 1996
          among Airplanes U.S. Trust, Airplanes Limited and Bankers
          Trust Company, as Trustee(2)................................
  4.20    Supplement No. 1 to the Airplanes Trust Indenture(3)........
  4.21    Supplement No. 2 to the Airplanes Trust Indenture(5)........
  4.22    Supplement No.3 to the Airplanes Trust Indenture(8).........

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.23    Form of Floating Rate Subclass A-6 Note(3)..................
  4.24    Form of Floating Rate Subclass A-8 Note(3)..................
  4.25    Form of Floating Rate Subclass A-9 Note(5)..................
  4.26    Form of Floating Rate Class B Note(3).......................
  4.27    Form of 8.15% Class C Note(2)...............................
  4.28    Form of 10.875% Class D Note(2).............................
  4.29    Form of 20.00% (inflation adjusted) Class E Note(2).........
 10.1     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust(2)....
 10.2     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi Group plc, Skyscape Limited and Airplanes
          Limited(2)..................................................
 10.3     Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
          Group plc, Airplanes Limited, AerFi II Limited, Airplanes
          U.S. Trust and AeroUSA, Inc.(2).............................
 10.4     Amendment No. 1 to Administrative Agency Agreement dated as of February 5, 2002 among debis AirFinance Financial
          Services (Ireland) Limited, debis AirFinance Ireland plc,
          Airplanes Limited, Airplanes Holdings Limited, Airplanes
          U.S. Trust and AeroUSA Inc.(6)..............................
 10.5     Amendment No. 2 to Administrative Agency Agreement dated as of November 5, 2002 among debis AirFinance Financial
          Services (Ireland) Limited, debis AirFinance Ireland plc,
          Airplanes Limited, Airplanes Holdings Limited, Airplanes
          U.S. Trust and AeroUSA Inc.(7)..............................
 10.6     Servicing Agreement dated as of March 28, 1996 among GE
          Capital Aviation Services, Limited, Airplanes Limited,
          AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
          AerFi Cash Manager Limited(2)...............................
 10.7     Reference Agency Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust Bankers Trust
          Company, as Airplanes Limited Indenture Trustee and
          Airplanes U.S. Trust Indenture Trustee, Bankers Trust
          Company, as Reference Agent and AerFi Cash Manager Limited,
          as Cash Manager(2)..........................................
 10.8     Secretarial Services Agreement dated as of March 28, 1996
          between Airplanes Limited and Mourant & Co. Secretaries
          Limited, as Company Secretary(2)............................
 10.9     Cash Management Agreement dated as of March 28, 1996 between
          AerFi Cash Manager Limited, as Cash Manager, AerFi Group
          plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee under each of the Airplanes
          Limited Indenture, the Airplanes U.S. Trust Indenture and
          the Security Trust Agreement(2).............................
 10.10    Amendment No. 1 to Cash Management Agreement dated as of
          February 5, 2002 among debis AirFinance Cash Manager
          Limited, debis AirFinance Ireland plc, Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company(6)...........
 10.11    Amendment No. 2 to Cash Management Agreement dated as of
          November 5, 2002 among debis AirFinance Cash Manager
          Limited, debis AirFinance Ireland plc, Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company(7)...........
 10.12    Form of Swap Agreement(2)...................................
 10.13    Security Trust Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
          Secretaries Limited, the Issuer Subsidiaries listed therein,
          AerFi Financial Services (Ireland) Limited, AerFi Cash
          Manager Limited, AerFi Group plc, GE Capital Aviation
          Services, Limited, Bankers Trust Company, as Airplanes U.S.
          Trust Indenture Trustee and Airplanes Limited Indenture
          Trustee, Bankers Trust Company, as Reference Agent, and
          Bankers Trust Company, as Security Trustee(2)...............

EXHIBIT                           DESCRIPTION
-------                           -----------
 12       Statement re Computation of Ratios..........................
 21       Subsidiaries of the Registrants.............................
 31       Certification required by Rule 13a-14(a)/15d-14(a)..........
 32       Certification required by Section 1350......................
 99       Appendix 3 to the offering memorandum dated March 15, 2001
          (Expected Portfolio
          Value based on the Depreciation factors and the Aircraft in the Portfolio as of
          January 31, 2001)(6)........................................

---------------

  (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 1, 1995, and Amendments No. 1 through 5 thereto.

  (2) Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

  (3) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 30, 1997, and Amendments No. 1 through 3, thereto.

  (4) Incorporated by reference to the Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

  (5) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-58608), previously filed with the Commission on April 10, 2001 and Amendment No. 1 thereto.

  (6) Incorporated by reference to the Report on Form 10-K for the annual period ended March 31, 2002, previously filed with the Commission.

  (7) Incorporated by reference to the Report on Form 10-K for the annual period ended March 31, 2004, previously filed with the Commission.

  (8) Incorporated by reference to the Report on Form 10-Q for the quarterly period ended September 30, 2003, previously filed with the Commission.