Form 10-Q
period 2004-06-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2004-08-09
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                            Yes |X|    No    |_|

    Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                            Yes |X|    No    |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
Issuer                                Class                     June 30, 2004
------                                -----                     -------------
Airplanes Limited         Ordinary Shares, $1.00 par value           30

                   Airplanes Limited and Airplanes U.S. Trust

            Form 10-Q for the Three Month Period Ended June 30, 2004

                             Index

Part I.    Financial Information                                        Page No.

Item 1.    Financial Statements (Unaudited)                                  3

           -   Unaudited Condensed Balance Sheets - June 30, 2004 and
               March 31, 2004
           - Unaudited Condensed Statements of Operations - Three Months Ended June 30, 2004 and June 30, 2003
           -   Unaudited Condensed Statements of Comprehensive Income /
               (Loss) - Three Months Ended June 30, 2004 and June 30,
               2003
           - Unaudited Statements of Changes in Shareholders Deficit / Net Liabilities - Three Months Ended June 30, 2004 and June 30, 2003
           - Unaudited Condensed Statement of Cashflows - Three Months Ended June 30, 2004 and June 30, 2003
           -   Notes to the Unaudited Condensed Financial Statements

Item 2.    Management's Discussion and Analysis of Financial                11
           Condition and Results of Operations
           -   Introduction
           - Results of Operations - Three Months Ended June 30, 2004 compared with Three Months Ended June 30, 2003
           - Comparison of Actual Cashflows versus the 2001 Base Case for the Two Month Period from May 12, 2004 to July 15, 2004

Item 3.    Quantitative and Qualitative Disclosures about Market Risks      42

Item 4.    Controls and Procedures                                          47

Part II.   Other Information

Item 1.    Legal Proceedings                                                48

Item 2.    Changes in Securities and use of Proceeds                        49

Item 3.    Defaults Upon Senior Securities                                  49

Item 4.    Submission of Matters to a Vote of Security Holders              49

Item 6.    Exhibits and Reports on Form 8-K                                 49

Signatures

Appendix 1        Portfolio Information as at June 30, 2004

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                 AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                 March 31,                           June 30,
                                     ----------------------------------  -----------------------------------
                                                   2004                                2004
                                     ----------------------------------  -----------------------------------
                                     Airplanes   Airplanes               Airplanes   Airplanes
                                      Limited      Trust      Combined    Limited     Trust      Combined
                                     ----------  ----------  ----------  ----------  ---------  ------------
                                                 ($millions)                        ($millions)
ASSETS

Cash                                        77           6          83          85          6            91
Accounts receivable
    Trade receivables                       19           4          23          12          4            16
    Allowance for doubtful debts            (8)         (1)         (9)         (6)        (1)           (7)
Amounts due from Airplanes Limited           -          45          45           -         45            45
Prepaid expenses                             3           -           3           3          -             3
Other Current Assets                         1           5           6           -          5             5
                                     ----------  ----------  ----------  ----------  ---------  ------------
Total Current Assets                        92          59         151          94         59           153
                                     ----------  ----------  ----------  ----------  ---------  ------------

Net investment in capital and sales
     type leases                             1           -           1           1          -             1
Aircraft, Held for Use                   1,393          59       1,452       1,347         58         1,405
Aircraft, Held for Sale                     98           8         106          98          -            98
                                     ----------  ----------  ----------  ----------  ---------  ------------
Total assets                             1,584         126       1,710       1,540        117         1,657
                                     ==========  ==========  ==========  ==========  =========  ============


LIABILITIES

Accrued expenses and other liabilities   2,639         255       2,894       2,819        268         3,087
Amounts due to Airplanes Trust              45           -          45          45          -            45
                                     ----------  ----------  ----------  ----------  ---------  ------------
Total Current Liabilities                2,684         255       2,939       2,864        268         3,132
                                     ----------  ----------  ----------  ----------  ---------  ------------

Indebtedness                             2,828         275       3,103       2,798        273         3,071
Provision for maintenance                  274          13         287         281          7           288
Deferred income taxes                        -          19          19           -         20            20
                                     ----------  ----------  ----------  ----------  ---------  ------------
Total liabilities                        5,786         562       6,348       5,943        568         6,511
                                     ----------  ----------  ----------  ----------  ---------  ------------
Common Stock, $1 par value per share,
Authorised 10,000 shares; issued and
outstanding 30 shares.                       -           -           -           -          -             -
                                     ----------  ----------  ----------  ----------  ---------  ------------
Net liabilities                         (4,202)       (436)     (4,638)     (4,403)      (451)       (4,854)
                                     ----------  ----------  ----------  ----------  ---------  ------------
                                         1,584         126       1,710       1,540        117         1,657
                                     ==========  ==========  ==========  ==========  =========  ============




     The accompanying notes are an integral part of the unaudited condensed financial statements

                                 AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                             2003                                        2004
                                           ------------------------------------------  --------------------------------------------
                                             Airplanes      Airplanes                    Airplanes      Airplanes
                                             Limited         Trust         Combined      Limited         Trust         Combined
                                           ------------   ------------  -------------  ------------   ------------  ---------------
                                                           ($millions)                                ($millions)

Revenues
Aircraft leasing                                    71              4             75            62              4               66
Aircraft sales                                       1              -              1             1              5                6

Expenses
Cost of Aircraft sold                               (2)             -             (2)            3             (2)               1
Impairment Provision                                 -              -              -           (26)             -              (26)
Depreciation and amortisation                      (31)            (2)           (33)          (20)            (1)             (21)
Net interest expense                              (182)           (18)          (200)         (220)           (22)            (242)
Bad and doubtful debts                              (2)            (1)            (3)            2              -                2
Other lease costs                                  (25)            (1)           (26)          (17)             -              (17)
Selling, general and administrative
   expenses                                         (7)            (1)            (8)           (8)             -               (8)
                                           ------------   ------------  -------------  ------------   ------------  ---------------
Operating loss before
provision for income taxes                        (177)           (19)          (196)         (223)           (16)            (239)

Income tax charge                                   13              2             15             -             (1)              (1)

                                           ------------   ------------  -------------  ------------   ------------  ---------------
Net loss                                          (164)           (17)          (181)         (223)           (17)            (240)
                                           ============   ============  =============  ============   ============  ===============






     The accompanying notes are an integral part of the unaudited condensed financial statements

                                 AIRPLANES GROUP

         UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                                                                        Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------------
                                                            2003                                        2004
                                           -----------------------------------------  --------------------------------------------
                                             Airplanes     Airplanes                    Airplanes      Airplanes
                                             Limited        Trust         Combined      Limited         Trust         Combined
                                           ------------  ------------   ------------  -------------  ------------   --------------
                                                          ($millions)                                ($millions)

Loss for the period                               (164)          (17)          (181)          (223)          (17)            (240)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges                    (1)            -             (1)            22             2               24


                                           ------------  ------------   ------------  -------------  ------------   --------------
Total Comprehensive loss                          (165)          (17)          (182)          (201)          (15)            (216)
                                           ============  ============   ============  =============  ============   ==============



     The accompanying notes are an integral part of the unaudited condensed financial statements

                                 AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                   Three Months Ended June 30, 2004 and June 30, 2003

                                          Airplanes Limited                               Airplanes Trust               Combined
                            -------------------------------------------------  -------------------------------------- -------------
                             Share   Accumulated     Other       Shareholders  Accumulated    Other      Shareholders Shareholders
                             Capital    Loss      Comprehensive    Deficit       Loss      Comprehensive  Deficit     Deficit/ Net
                                                      Loss                                     Loss                   Liabilities
                            -------------------------------------------------  ------------------------- ------------ -------------
                          ($millions) ($millions)  ($millions)   ($millions)   ($millions)  ($millions)  ($millions)   ($millions)


Balance at March 31, 2003         -        3,090             71        3,161           326            7        333            3,494

Net loss for the period           -          164              -          164            17            -         17              181

Other Comprehensive Loss          -            -              1            1             -            -          -                1

                            -------- ------------ -------------- ------------  ----------- ------------- ----------   -------------
Balance at June 30, 2003          -        3,254             72        3,326           343            7        350            3,676
                            ======== ============ ============== ============  =========== ============= ==========   =============


Balance at March 31, 2004         -        4,156             46        4,202           431            5        436            4,638

Net loss for the period           -          223              -          223            17            -         17              240

Other Comprehensive Gain          -            -            (22)         (22)            -           (2)        (2)             (24)

                            -------- ------------ -------------- ------------  ----------- ------------- ----------   -------------
Balance at June 30, 2004          -        4,379             24        4,403           448            3        451            4,854
                            ======== ============ ============== ============  =========== ============= ==========   =============



     The accompanying notes are an integral part of the unaudited condensed financial statements

                                 AIRPLANES GROUP

                   UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                                            Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                  2003                                        2004
                                                 ----------------------------------------   ---------------------------------------
                                                  Airplanes     Airplanes                     Airplanes      Airplanes
                                                  Limited        Trust         Combined       Limited         Trust       Combined
                                                 -----------  -------------  ------------   ------------   ------------   ---------
                                                              ($millions)                                  ($millions)

Cash flows from operating activities
Net loss                                               (164)           (17)         (181)          (223)           (17)       (240)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                             31              2            33             20              1          21
Impairment Charge                                         -              -             -             26              -          26
Aircraft maintenance, net                                 5              -             5             11              -          11
Loss/ (Profit) on disposal of aircraft                    1              -             1             (4)            (3)         (7)
Deferred income taxes                                   (13)            (2)          (15)             -              1           1
Provision for bad debts                                   2              1             3             (2)             -          (2)
Accrued and deferred interest expense                   146             15           161            207             21         228

Changes in operating assets & liabilities:
Accounts receivable                                      (2)            (2)           (4)             6             (1)          5
Intercompany account movements                            1             (1)            -              -              -           -
Other accruals and liabilities                           (4)             4             -             (5)            (4)         (9)
Other assets                                             (3)             -            (3)             1              -           1

                                                 -----------  -------------  ------------   ------------   ------------   ---------
Net cash provided by operating activities                 -              -             -             37             (2)         35
                                                 ===========  =============  ============   ============   ============   =========


Cash flows from investing activities
Purchase/Sale of aircraft                                 -              1             1              -              5           5
Capital and sales type leases                             1              -             1              1              -           1
Net cash provided by
                                                 -----------  -------------  ------------   ------------   ------------   ---------
investing activities                                      1              1             2              1              5           6
                                                 ===========  =============  ============   ============   ============   =========

Cash flows from financing activities
Repayment of indebtedness                                (6)            (1)           (7)           (30)            (3)        (33)

                                                 -----------  -------------  ------------   ------------   ------------   ---------
Net cash used in financing activities                    (6)            (1)           (7)           (30)            (3)        (33)
                                                 ===========  =============  ============   ============   ============   =========

Net increase / (decrease) in cash                        (5)             -            (5)             8              -           8

Cash at beginning of period                             135              6           141             77              6          83
                                                 -----------  -------------  ------------   ------------   ------------   ---------

Cash at end of period                                   130              6           136             85              6          91
                                                 ===========  =============  ============   ============   ============   =========

Cash paid in respect of:
Interest                                                 36              3            39             14              1          15
                                                 ===========  =============  ============   ============   ============   =========






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

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 2004 and for the three month period ended June 30, 2004. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass-through Trust.


Recent Events

We have been unable to meet all of the base case assumptions either in our original prospectus dated March 28, 1996 (the "1996 Base Case") or in our prospectus dated March 8, 2001 (the "2001 Base Case"). In light of continued lease restructurings and a weak leasing market generally we are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and class D notes, since the December 15, 2003 payment date. Even though, as a result of the consent solicitation we are now able to sell aircraft where it in our best economic interest, and which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at July 15, 2004 was $36.2 million in arrears. It is highly unlikely that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). An impairment review is required whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable. An impairment loss is evaluated when the undiscounted estimated future cashflows of the aircraft are less than its carrying value and the loss is measured as the excess of the carrying value over the fair value.

The fair value of the aircraft is generally based on independent appraisals of aircraft. The appraised values are determined based on the assumptions that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". On the basis of past experience including actual lease rates and sales prices achievable and the servicer's experience of the market, estimated discounted cashflows are used as a more accurate indication of fair value. The estimated discounted future cashflows assume, among other things, market lease rates at the end of the existing lease term, other lease costs, downtime and the risk inherent in the cashflows. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, a SFAS 144 assessment resulted in the requirement for an impairment provision of $26 million (Airplanes Limited: $26 million; Airplanes Trust: $Nil) in the three month period ended June 30, 2004.


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

Indebtedness at June 30, 2004 represents the aggregate of the outstanding class A to D notes and class E notes as set out in more detail in "Item 3. Quantitative and Qualitative Disclosures about Market Risks" (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").


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

The accompanying unaudited condensed interim financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 10) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of this Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cashflows, you should refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2004 previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At June 30, 2004, we owned 168 aircraft, 149 of which were on lease to 57 lessees in 35 countries.

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

This quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In most cases, you can identify these forward looking statements by such terms as "may", "should", "expect", "plan", "believe", "estimate", "potential", "continue" or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

Recent Developments

Overview

We have been unable to meet all of the 1996 Base Case assumptions or the 2001 Base Case assumptions. In light of continued lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date. Even though, as a result of the consent solicitation (described more fully below) we are now able to sell aircraft which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at July 15, 2004 was $36.2 million in arrears. It is highly unlikely that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

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

Class A minimum principal amount

To the extent that we have sufficient available funds, we are also required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals). As a result of earlier payments of class A principal adjustment amount described above we remained ahead of the required class A minimum principal payment schedule. However as described above, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore on that date we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows and we were unable to fund the "Second Collection Account Top-up" in full. Beginning on the December 15, 2003 payment date our cashflows were insufficient to allocate any funds at all to the "Second Collection Account Top-up" or to pay minimum principal on the class A notes in full. Minimum principal arrears on the class A notes were $36.2 million following the July 15, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest of minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date.

Class B, C and D notes

It is highly unlikely that we will ever be able to resume payments of interest or principal on the class B, C and D notes. Given our failure to pay interest when due on these notes beginning on the December 15, 2003 payment date, interest has begun to accrue on the unpaid interest in accordance with the terms of the notes and will continue to accrue until all interest arrears are paid in full. Since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cashflows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. The minimum principal arrears on the class A notes on each payment date have been and will continue to be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash were available at any subsequent time to make payments ranking below class A minimum principal, cashflows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cashflows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished.

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

Set out in the table below are the ratings of our certificates at August 9, 2004:-

                     Outstanding
                      Principal
                      Balance as
                     at August 9,                               Moody's (S&P
Certificate              2004         S & P        Fitch        equivalent)
-----------              ----         -----        -----        -----------
Subclass A-6         $64.5m           AA-          BBB-         A2 (A)
Subclass A-8         $700.0m          A            BB           Baa3 (BBB-)
Subclass A-9         $750.0m          BB+          BB           B1 (B+)
Class B              $226.8m          D            CCC          Ca (CC)
Class C              $349.8m          D            CCC          Ca (CC)
Class D              $395.1m          D            CC           C (C)

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

Commercial Opportunities for Certain Types of our Aircraft

The market for certain aircraft models is currently very weak and is expected to remain so. We are examining all possibilities in respect of the remarketing of the aircraft, including leasing, selling or where appropriate, converting them to freighter aircraft.

Prior to the successful completion of the consent solicitation as outlined in our most recent Form 10K as previously filed with the SEC, our indentures restricted our ability to sell aircraft. Sales of an aircraft were generally permitted only if the sales proceeds were at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price"). Where note target price could not be achieved, sales were subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the initial appraised value - the appraised value of the aircraft upon its original acquisition in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes due to the factors discussed in "Recent Developments", it was increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price would have further declined as we fall further behind our 2001 Base Case assumptions as to our principal repayments. As we had already utilized the current fiscal year's $50 million limit, and as some aircraft such as the MD-11s have initial appraised values in excess of $50 million, which precluded use of the annual allowance for this aircraft type, it was becoming more likely that this indenture restriction would present a real impediment to the ability of the servicer to maximize cash flow from the portfolio. For example, it may be in our best economic interests to sell a specific aircraft at a price below note target price if a suitable opportunity becomes available rather than lease it or have it non-revenue earning and requiring outlay for storage, maintenance and insurance, yet the indentures previously prohibited this.

During September 2003, we successfully completed a solicitation of consents from certificate holders, as announced in our Consent Solicitation Statement dated September 5, 2003 and as explained in more detail in our most recent Form 10K.

We have identified a number of aircraft which are potential candidates for sale, having little to no re-lease prospects and which require expenditure for storage, maintenance and insurance. At June 30, 2004 eight aircraft (ATR42x1, A300C4-200x1, DHC8-100x1, DHC8-300Cx1, B737-200Ax1, DC9-32x3) were subject to letters of intent for sale.

As disclosed in our most recent Form 10K a letter of intent for the sale of three MD11 aircraft was signed by the servicer in June 2004. This letter of intent subsequently expired and the transaction did not proceed. Subsequent to June 30, 2004 another letter of intent for the sale of the three MD11 aircraft has been signed following an offer from a separate purchaser. It is highly likely that we will accept this offer as we have been unable to re-lease the aircraft since their early return to us last year and the operating lease market for MD11 aircraft in passenger configuration is extremely weak. However, we are still in the process of reviewing the proposal to ensure that acceptance of the offer is in the best economic interest of Airplanes Group and the noteholders. If the sale is approved and the transaction proceeds we intend to disclose this through a separate press release.

As of the date of this Form 10Q, in addition to the three MD11 aircraft referred to above, a further three aircraft (MD83x1, DC8-71Fx2) have become subject to letters of intent for sale, one of which has been approved by the Board of Directors.

Remarketing

At June 30, 2004, we had 33 aircraft scheduled to be remarketed before June 30, 2005. These comprise 2 B737-200As, 2 B737-300s, 2 B737-400s, 1 B747-200SF, 1
B767-300ER, 3 DHC8s, 6 MD-83s, 1 MD-87, 3 MD-11s, 6 DC8s, 1 A320s, 2 DC9s, 2
ATR42s and 1 B757-200. Furthermore, in light of negotiations with certain lessees, we may also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates which have not been reset in the last three years.

The Lessees:

Europe

At June 30, 2004 we leased 48 aircraft which represented 35.60% of our portfolio by appraised value at January 31, 2004 to operators in Europe.

At June 30, 2004 a Turkish lessee of one A300 aircraft was in arrears. A termination notice has been issued by the servicer and discussions continue regarding the payment of arrears.

North America

At June 30, 2004 we leased 20 aircraft representing 12.35% of our portfolio by appraised value as of January 31, 2004, to operators in North America.

At June 30, 2004, we leased six aircraft, representing 6.34% of our portfolio by appraised value as of January 31, 2004 to one Canadian lessee. The lessee, which has been under the protection of the Companies Creditors Arrangement Act (Canada) since March 2003, resumed making payments in July 2003 and continues to do so. The servicer has agreed a restructuring of the leases resulting in a reduction in lease rentals. The court has approved the entry by the lessee into this restructuring.

At June 30, 2004 a lessee of one aircraft representing 0.80% of our portfolio by appraised value as of January 31, 2004 had filed for Chapter 11 bankruptcy protection. The airline has subsequently emerged from this protection. The aircraft was rejected as part of the Chapter 11 proceedings and was redelivered during the three months ended June 30, 2004. The servicer is pursuing all amounts outstanding in respect of the lessee's obligations.

Latin America

At June 30, 2004, lessees of 40 aircraft with respect to 15.99% of our portfolio by appraised value as of January 31, 2004 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets which may cause further difficulties for our lessees.

A former Brazilian lessee of three MD-11 aircraft, representing 5.86% of our portfolio by appraised value as of January 31, 2004, is currently in arrears, due to trading difficulties. The servicer, following discussions with the lessee agreed to the early return of the aircraft during

2003. All aircraft have been returned. The servicer has signed a settlement agreement in respect of the lessees obligations. The lessee is current in respect of these obligations.

A second Brazilian lessee of eight F-100 aircraft representing 2.65% of our portfolio by appraised value as of January 31, 2004, has signed a restructuring agreement, which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has to date, continued to meet its obligations to us.

At June 30, 2004, a former Brazilian lessee of three B737-500 aircraft, representing 2.15% of our portfolio by appraised value at January 31, 2004 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003 and has signed a settlement agreement in respect of the lessee's obligations. The lessee is current in respect of these obligations.

At June 30, 2004, we leased nine aircraft, representing 6.32% of our portfolio by appraised value at January 31, 2004 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At June 30, 2004, we leased six aircraft (included in the nine aircraft mentioned in the preceding paragraph) to one Colombian lessee, representing 5.19% of our portfolio by appraised value at January 31, 2004. The lessee, which is still under Chapter 11 bankruptcy protection in the U.S., recommenced making payments in May 2003 and is current in respect of its obligations which were restructured during the year ended March 31, 2004.

At June 30, 2004, an Antiguan lessee of five aircraft representing 0.83% of our portfolio by appraised value as of January 31, 2004 had agreed with the servicer to a restructuring, in which the lessee would pay its arrears over a 24 month period.

Asia and the Far East

As at June 30, 2004, we leased 30 aircraft representing 16.11% of our portfolio by appraised value as of January 31, 2004 to 13 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region. However, a decline in tourism in this area may adversely affect demand for aircraft in the region.

In the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This led to widespread disruption in travel within and from outside the region. Airlines suffered substantial cutbacks in the number of passengers travelling and many flight schedules were reduced. These factors adversely affected the ability of lessees in the region to make payments under their leases. Current indications are that the region has recovered and is experiencing traffic growth.

At June 30, 2004 an Indonesian lessee of two aircraft representing 0.20% of our portfolio by appraised value as of January 31, 2004 wasin arrears. The servicer has used default notices to the lessee and is currently in discussions regarding outstanding amounts.

Africa

At June 30, 2004 we leased six aircraft representing 6.25% of our portfolio by appraised value at January 31, 2004 to lessees in Africa.

Other

We also leased three aircraft representing 2.30% of our portfolio by appraised value as of January 31, 2004 to a lessee in Ukraine and one aircraft representing 0.17% of our portfolio by appraised value as of January 31, 2004 to a lessee in Australia.

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

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At June 30, 2004, 29 aircraft representing 19.42% of the portfolio by appraised value as of January 31, 2004, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $12.3 million. To date, we have completed the modification of fourteen aircraft at a cost of $6.1 million. We expect to complete the modification of the remaining aircraft by June 30, 2005 at an estimated cost of $6.2 million.

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

Results of Operations - Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003.

Airplanes Group's results for the three months ended June 30, 2004 reflected a continuation of the difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $35 million in cash from operations in the three months ended June 30, 2004 compared to $Nil in the same period of the previous year. The increase in cash generated from operations in the three month period ended June 30, 2004 is primarily attributable to positive maintenance cashflows and lower interest payments, offset by a reduction in lease revenues due to an increased level of lease restructurings and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended June 30, 2004 of $240 million (Airplanes Limited: $223 million; Airplanes
Trust: $17 million) compared to a net loss after taxation for the three months ended June 30, 2003 of $181 million (Airplanes Limited: $164 million; Airplanes
Trust: $17 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $22 million to a loss of $7 million for the three months ended June 30, 2004 was primarily attributable to an increase in profit from aircraft sales and decreased interest expense offset by decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended June 30, 2004 were $66 million (Airplanes Limited: $62 million; Airplanes Trust: $4 million) compared with $75 million (Airplanes Limited: $71 million; Airplanes Trust: $4 million) for the three months ended June 30, 2003. The decrease in 2004 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended June 30, 2004 and to the reduction in the number of aircraft on lease in the period ended June 30, 2004 as a consequence of aircraft sales in previous periods. At June 30, 2004, we had 148 of our 168 aircraft on lease (Airplanes Limited: 138 aircraft; Airplanes Trust: 10 aircraft) compared to 155 of our 176 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) at June 30, 2003.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. An impairment review is required whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value as measured by net undiscounted estimated future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft a SFAS 144 assessment resulted in the requirement for an impairment provision of $26 million (Airplanes Limited: $26 million; Airplanes Trust: $Nil) in the three month period ended June 30, 2004.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 2004 amounted to $21 million (Airplanes Limited: $20 million; Airplanes Trust:
$1 million) as compared with $33 million (Airplanes Limited: $31 million; Airplanes Trust: $2 million) for the three months ended June 30, 2003. The reduction in the charge in the three month period ended June 30, 2004 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2003 and to a lesser extent, aircraft sales in previous periods.

Net Interest Expense

Net interest expense was $242 million (Airplanes Limited: $220 million; Airplanes Trust: $22 million), of which $35 million related to interest on the class A to D notes and swaps and $207 million related to interest on the class E notes, in the three month period ended June 30, 2004 compared to $200 million (Airplanes Limited: $182 million; Airplanes Trust: $18 million), of which $40 million related to interest on the class A to D notes and swaps and $160 million related to interest on the class E notes, in the three month period ended June 30, 2003. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $47 million, partially offset by lower average debt and interest rates in the three months ended June 30, 2004.

The weighted average interest rate on the class A to D notes during the three months ended June 30, 2004 was 5.50% and the average debt in respect of the class A to D notes outstanding during the period was $2,506 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the three months to June 30, 2003 was 6.21% and the average debt in respect of the class A to D notes outstanding during the period was $2,624 million.

The difference for the three months ended June 30, 2004 in Airplanes Group's net interest expense of $242 million (Airplanes Limited: $220 million; Airplanes Trust: $22 million) and cash paid in respect of interest of $15 million (Airplanes Limited: $14 million; Airplanes Trust: $1 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid and that the interest on the class B, C and D notes is now also being accrued and not paid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 2004, Airplanes Group earned interest income (including lessee default interest) of $Nil compared with $1 million in the three months ended June 30, 2003 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 2004, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of bad and doubtful debts in the three months ended June 30, 2004 compared with a net provision of $3 million (Airplanes Limited: $2 million; Airplanes Trust:
$1 million) for the three months ended June 30, 2003.

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended June 30, 2004 amounted to $17 million (Airplanes Limited: $17 million; Airplanes Trust: $Nil) compared with other lease costs of $26 million (Airplanes Limited: $25 million; Airplanes Trust: $1 million) in the three months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2004 amounted to $8 million (Airplanes Limited: $8 million; Airplanes
Trust: $Nil) as compared to the expense that was incurred in the three months ended June 30, 2003 of $8 million (Airplanes Limited: $7 million; Airplanes
Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended June 30, 2004 and the three months ended June 30, 2003 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended June 30, 2004 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $1 million (Airplanes Limited: $1 million; Airplanes Trust $Nil) for the three month period ended June 30, 2003.

Operating Loss

The operating loss for the three months ended June 30, 2004 was $239 million (Airplanes Limited: $223 million; Airplanes Trust: $16 million) compared with an operating loss of $196 million for the three months ended June 30, 2003 (Airplanes Limited: $177 million; Airplanes Trust: $19 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $1 million (Airplanes Limited: $Nil; Airplanes Trust:
$1 million) in the three months ended June 30, 2004, as compared with a tax benefit of $15 million (Airplanes Limited: $13 million; Airplanes Trust: $2 million) for the three months ended June 30, 2003. The benefit in the three months ended June 30, 2003 relates primarily to a release of deferred tax provisions in the Irish Subsidiary companies which were deemed unnecessary due to the level of losses forward.

Net Loss

The net loss after taxation for the three months ended June 30, 2004 was $240 million (Airplanes Limited: $223 million; Airplanes Trust: $17 million) compared with a net loss after taxation for the three months ended June 30, 2003 of $181 million (Airplanes Limited: $164 million; Airplanes Trust: $17 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

Liquidity

Cash balances at June 30, 2004 amounted to $91 million (Airplanes Limited: $85 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 2003 of $136 million (Airplanes Limited: $130 million; Airplanes Trust: $6 million). The principal reason for the reduction in cash balances is due to the depletion of the "Second Collection Account Top-up" following the recommencement of payment of class A minimum principal in August 2003.

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 2004 amounted to $35 million (Airplanes Limited: $37 million; Airplanes Trust:
$(2) million) compared with $Nil in the three months ended June 30, 2003 (Airplanes Limited: $Nil million; Airplanes Trust: $Nil). This includes cash paid in respect of interest of $15 million in the three months ended June 30, 2004 (Airplanes Limited: $14 million; Airplanes Trust: $1 million) compared with $39 million in the three months ended June 30, 2003 (Airplanes Limited: $36 million; Airplanes Trust: $3 million). The increase in cash provided by operating activities in the three month period ended June 30, 2004 is primarily attributable to positive maintenance cashflows, offset by a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime and aircraft sales in previous periods.

Investing and Financing Activities

Cashflows provided by investing activities in the three months ended June 30, 2004 were $6 million (Airplanes Limited: $1 million; Airplanes Trust: $5 million). This includes proceeds of $6 million (Airplanes Limited: $1 million; Airplanes Trust: $5 million) from the sale of three DC8-71F aircraft and one B737-200A aircraft. In the three months ended June 30, 2003, cashflows provided by investing activities included the receipt of $1 million (Airplanes Limited:
$1 million; Airplanes Trust: $Nil) in relation to the sale of one DC9-51 aircraft and two Metro III aircraft.

Cashflows used in financing activities in the three months ended June 30, 2004 primarily reflect the repayment of $33 million of principal on subclass A-6 notes by Airplanes Group (Airplanes Limited: $30 million; Airplanes Trust: $3 million) compared with $6 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $5 million; Airplanes
Trust: $1 million) in the three months ended June 30, 2003.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,071 million (Airplanes Limited: $2,798 million; Airplanes Trust: $273 million) at June 30, 2004 and $3,103 million (Airplanes Limited: $2,828 million; Airplanes Trust: $275 million) at June 30, 2003. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,480 million (Airplanes Limited: $2,257 million; Airplanes Trust: $223 million) at June 30, 2004 and $2,612 million (Airplanes Limited: $2,377 million; Airplanes Trust:
$235 million) at June 30, 2003. Airplanes Group had $591 million class E notes outstanding at June 30, 2004 and June 30, 2003.

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

Comparison of Actual Cashflows versus the 2001 Base Case for the Two Month Period from May 12, 2004 to July 15, 2004.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The cashflow information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information must be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Annual Report on Form 10-K for the year ended March 31, 2004 which is filed with the Securities and Exchange Commission and available from http://www.sec.gov and "Item 1. Financial Statements (Unaudited)" of this Report on Form 10-Q.

For the purposes of this report, the "Two Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended June 15, 2004 and July 15, 2004. The financial data in these reports includes cash receipts from May 12, 2004 (first day of the Calculation Period for the June 2004 Report) up to July 9, 2004 (last day of the Calculation Period for the July 2004 Report). Page 41 presents the cumulative cashflow information from March 2001 to the July 2004 payment date. This report, however, limits its commentary to the Two Month Period.

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

Cash Collections

"Total Cash Collections" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Two Month Period, Airplanes Group generated approximately $39.5 million in Total Cash Collections, $28.1 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below the numbers in square brackets below refer to the line item number shown on page 39.

[2]  Renegotiated Leases

     "Renegotiated Leases" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Two Month Period, the amount of revenue loss attributed to Renegotiated Leases was $0.8 million, as compared to $Nil assumed in the 2001 Base Case. This related to renegotiations with two Latin American lessees, one North American lessee and one Asian lessee representing 5 aircraft in total on lease to these lessees at June 30, 2004.

     For details of current lessee restructurings please refer to "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $22.9 million in the Two Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three DC9-51 aircraft, one DC9-32 aircraft, four DC8-71F aircraft, two B727-200A aircraft, five B737-200A aircraft, three Metro-III aircraft and one A300B4-200 aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $3.0 million in lease rentals compared to the 2001 Base Case in the Two Month Period. Lease rentals totaling $0.2 million were received in the Two Month Period in respect of one A300C4-200 aircraft which has remained on lease after its assumed sale date in the 2001 Base Case.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Two Month Period, Contracted Lease Rentals were $41.1 million, which was $26.5 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net increase of $0.3 million in the Current Arrears balance over the Two Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Two Month Period. Net Stress-Related Costs incurred in the Two Month Period amounted to a net cash outflow of $6.3 million (9.3% of Lease Rentals) compared to $4.0 million outflow assumed in the 2001 Base Case, a variance of $2.3 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are lease rental arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Two Month Period as compared to the 2001 Base Case assumption of $0.7 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Two Month Period, Airplanes Group received payments totaling $1.3 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Two Month Period.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had twenty aircraft AOG at various times during the Two Month Period and at June 30, 2004, twenty aircraft were AOG, six of which were subject to a letter of intent for sale and one of which was subject to a letter of intent for lease. In the Two Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $8.0 million (11.8% of Lease Rentals), as compared to $2.8 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Two Month Period, Other Leasing Income amounted to $0.4 million, as compared to $Nil assumed under the 2001 Base Case.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Two Month Period, Repossession Costs amounted to $Nil, as compared to $0.5 million (0.8% of Lease Rentals) assumed under the 2001 Base Case.

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Two Month Period, Net Lease Rental amounted to $34.5 million, $29.1 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount ($80 million plus the security deposit amount, subject to available cashflows), in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Two Month Period, Interest Earned amounted to $0.1 million, $1.0 million less than that assumed in the 2001 Base Case. The difference is due to a lower cash balance in the Collection Account as available cashflows were adequate to allocate only $60 million to the cash liquidity reserve amount on each payment date in the Two Month Period (refer to item 29A below), and a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Two Month Period was 1.1% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $2.1 million were received in the Two Month Period in respect of the sale of one DC8-71F aircraft, one B737-200A aircraft and two engines from one other B737-200A aircraft. Sale deposits totalling $0.3 million had been received in a prior period in respect of the sale of these aircraft. In the 2001 Base Case, aircraft sales proceeds totalling $2.9 million are assumed to be received in the Two Month Period in respect of the assumed sale of one B737-200A aircraft which was sold in the Two Month Period. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date.

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


CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Two Month Period, Total Cash Expenses were $11.8 million compared to $8.8 million assumed in the 2001 Base Case, a negative variance of $3.0 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]   Re-Leasing and Other Overhead Costs

       "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Two Month Period, these costs amounted to $7.0 million (or 10.4% of Lease Rentals) compared to $3.4 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     "SG&A Expenses" relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Two Month Period, the total Aircraft Servicer Fees paid were $3.9 million, as compared to $3.9 million assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:

                                                                 $M
                                                                 --
       Retainer Fee........................................      3.9
       Minimum Incentive Fee...............................      0.0
       Core Cashflow/Sales Incentive Fee...................      0.0
                                                                 ---
       Total Aircraft Servicer Fee.........................      3.9
                                                                 ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Two Month Period, Other Servicer Fees and Other Overheads amounted to $0.9 million, $0.6 million lower than an assumed expense of $1.5 million in the 2001 Base Case.

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

     "Shortfall in Liquidity Reserve" relates to any shortfall in the funds allocated to the "First Collection Account Top-up" and "Second Collection Account Top-up" as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the applicable liquidity reserve amount under the priority of payments applicable to Airplanes Group. Since the May 2003 payment date there has been a depletion of the "Second Collection Account Top-up" and beginning on the December 15, 2003 payment date cashflows have been insufficient to allocate any funds to the "Second Collection Account Top-up". On the July 15, 2004 payment date, there was a shortfall in the liquidity reserve amount of $45.4 million as compared to a shortfall of $45.7 million on the May 17, 2004 payment date, representing an overall decrease of $0.3 million in the Shortfall in Liquidity Reserve for the Two Month Period. This decrease in the Shortfall in Liquidity Reserve is explained by a net reduction of $0.3 million in the security deposit reserve amount in the Two Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30] Interest Payments

     In the Two Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $4.1 million which is $23.3 million lower than assumed under the 2001 Base Case.

     Interest payments on the floating rate class A notes amounted to $4.1 million, $9.1 million lower than assumed under the 2001 Base Case, reflecting a lower than expected level of average interest rates on the floating rate notes, the impact of which was partly offset by a higher principal balance outstanding on these notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Two Month Period was 1.2%. Our cashflows have been inadequate to pay any interest on the class B, C and D notes in the Two Month Period. Interest payments assumed under the 2001 Base Case in the Two Month Period amounted to $2.2 million, $4.8 million and $7.2 million respectively on the class B, C and D notes. Interest has begun to accrue on the unpaid interest on the class B, C and D notes in accordance with the terms of these notes and will continue to accrue until the arrears of interest are paid in full. Accrued and unpaid interest (including interest accrued on unpaid interest) amounted to $2.9 million, $19.5 million and $29.6 million respectively on the class B, C and D notes following the July 15, 2004 payment date.

     In the Two Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

     Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum began to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the priority of payments applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cashflows have not been sufficient to allow payment of step-up interest on any of the payment dates since March 2003 and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at July 15, 2004 was $4.8 million.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Two Month Period were $5.9 million compared to $Nil assumed in the 2001 Base Case.

[33] Principal Payments

     In the forty month period from March 10, 2001 to July 15, 2004, total principal payments amounted to $440.8 million (comprising $389.3 million on the class A notes and $51.5 million on the class B notes), $166.1 million less than assumed in the 2001 Base Case. The breakdown of the $166.1 million variance is set out on page 41. In the Two Month Period, total principal payments amounted to $18.4 million, (comprising $18.4 million on the class A notes), $13.0 million less than assumed in the 2001 Base Case. The breakdown of the $13.0 million variance is set out on page 40.

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,736.4 million at July 15, 2004. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2004 and valued the current portfolio at $2,023.2 million. Applying the declining value assumptions to this appraisal, the total appraised value was $1,942.0 million at July 15, 2004.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, we have been required to pay class A principal adjustment amount to the extent of available cashflows throughout the forty month period since the 2001 refinancing. However, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the class A principal adjustment amount ranks ahead of the scheduled principal payments on the class C and D notes, and since available cashflows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the forty month period since the 2001 refinancing. Total deferrals of class C and class D scheduled principal amounts amounted to $85.7 million and $54.9 million respectively as of July 15, 2004.

     Based on the most recent annual appraisal dated January 31, 2004, the decline in appraised values in the year to the February 2004 payment date was approximately $176 million more than the decline assumed in the 1996 Base Case. The decline in appraised values in this period has resulted in an increase in the arrears of class A principal adjustment amount at the February 17, 2004 payment date from $343.5 million to $451.2 million. The class A principal adjustment amount outstanding was $462.9 million as at July 15, 2004.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A and B notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals referred to above). As a result of earlier payments of class A principal adjustment amounts, described above, we remained ahead of the required class A minimum principal payment schedule. However, as described above, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on the December 15, 2003 payment date and minimum principal arrears on the class A notes were $36.2 million following the July 15, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Minimum principal arrears on the class B notes were $15.3 million following the July 15, 2004 payment date.

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

     OTHER ISSUES

     For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see "Recent Developments" above.

Note                      Report Line Name                 Description
----                      ----------------                 -----------
                          CASH COLLECTIONS
[1]                       Lease Rentals..................  Assumptions as per the 2001 Base Case
[2]                       - Renegotiated Leases..........  Change in contracted rental cash flow caused by a renegotiated lease
[3]                       - Rental Resets................  Re-leasing events where new lease rate deviated from the 2001
                                                           Base Case
[4]                       - Lease Rentals - Aircraft       Revenue foregone on aircraft sold prior to their assumed sale
                            Sales......................... date in the 2001 Base Case net of revenue received on aircraft remaining on lease after their assumed sale date in the 2001
                                                           Base Case
[5] S [1]...[4]           Contracted Lease Rentals.......  Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                       Movement in Current Arrears      Current Contracted Lease Rentals not received as at the latest
                          Balance........................  Calculation Date, excluding Bad Debts
[7]                       Less Net Stress Related Costs..
[8]                       - Bad Debts....................  Arrears owed by former lessees and deemed irrecoverable
[9]                       - Deferred Arrears Balance.....  Current arrears that have been capitalized and restructured as a
                                                           Note Payable
[10]                      - AOG..........................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                      - Other Leasing Income.........  Includes lease termination payments, rental guarantees and late payments charges
[12]                      - Repossession.................  Legal and technical costs incurred in repossessing aircraft.
[13] S [8]...[12]         Sub-total
[14] [5]+[6]+[13]         Net Lease Rental...............  Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress Related Costs
[15]                      Interest Earned................  Interest earned on monthly cash balances
[16]                      Aircraft Sales.................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                      Net Maintenance................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                      Other Receipts.................  Receipts from GE Capital under the Tax Sharing Agreement
[19] S [14]...[18]        Total Cash Collections.........  Net Lease Rental + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

                          CASH EXPENSES
                          Aircraft Operating Expenses....  All operational costs related to the leasing of aircraft.
[20]                      Releasing and Other Overheads..  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                          SG&A Expenses
[21]                      Aircraft Servicer Fees.........  Monthly and annual fees paid to servicer
                          - Retainer Fee.................  Fixed amount per month per aircraft
                          - Minimum Incentive Fee........  Minimum annual fee paid to servicer for performance above an annually agreed target.
                          - Core Cashflow/Sales Incentive  Fees (in excess of Minimum Incentive Fee above) paid to servicer
                            Fee                            for performance above an annually agreed target/on sale of an aircraft.
[22] [21]                 Sub-total
[23]                      Other Servicer Fees and Other    Administrative Agent, trustee and professional fees paid to
                          Overheads......................  other service providers and other overheads
[23A]                     Other SG&A Expenses............  Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the 2001 Base Case and costs relating to the consent solicitation for Indenture amendment
[24] [22]+[23]+[23A]      Sub-total
[25] [20]+[24]            Total Cash Expenses............  Aircraft Operating Expenses + SG&A Expenses

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

[33]                      PRINCIPAL PAYMENTS.............. Principal payments on debt

                Airplanes Group Cashflow Performance for the Period from May 12, 2004 to July 15, 2004 (2 Months)
                                  Comparison of Actual Cashflows versus 2001 Base Case Cashflows

                                                                                      % of Lease Rentals under
                                                                                          the 2001 Base Case
                                                                2001                              2001
                                                                ----                              ----
                                                     Actual   Base Case   Variance   Actual    Base Case   Variance
                                                     ------   ---------   --------   ------    ---------   --------
                CASH COLLECTIONS                           ($ Millions)
1               Lease Rentals                         67.6      67.6        0.0      100.0%      100.0%     0.0%
2               - Renegotiated Leases                 (0.8)      0.0       (0.8)      (1.2%)       0.0%    (1.2%)
3               - Rental Resets                      (22.9)      0.0      (22.9)     (33.9%)       0.0%   (33.9%)
4               - Lease Rentals - Aircraft Sales      (2.8)      0.0       (2.8)      (4.1%)       0.0%    (4.1%)
                                                      ----      ----      -----       ----        ----    -----

5     S 1 - 4   Contracted Lease Rentals              41.1      67.6      (26.5)      60.8%      100.0%   (39.2%)
6               Movement in Current Arrears           (0.3)      0.0       (0.3)      (0.4%)       0.0%    (0.4%)
                Balance
7               less Net Stress Related Costs
8               - Bad Debts                            0.0      (0.7)       0.7        0.0%       (1.0%)    1.0%
9               - Deferred Arrears Balance             1.3       0.0        1.3        1.9%        0.0%     1.9%
10              - AOG                                 (8.0)     (2.8)      (5.2)     (11.8%)      (4.2%)   (7.7%)
11              - Other Leasing Income                 0.4       0.0        0.4        0.6%        0.0%     0.6%
12              - Repossession                         0.0      (0.5)       0.5        0.0%       (0.8%)    0.7%
                                                      ----      ----      -----       ----        ----    -----
13    S 8 - 12  Sub-total                             (6.3)     (4.0)      (2.3)      (9.3%)      (6.0%)   (3.4%)
14    5+6+13    Net Lease Rental                      34.5      63.6      (29.1)      51.0%       94.1%   (43.0%)
15              Interest Earned                        0.1       1.1       (1.0)       0.1%        1.6%    (1.5%)
16              Aircraft Sales                         2.1       2.9       (0.8)       3.1%        4.3%    (1.2%)
17              Net Maintenance                        2.8       0.0        2.8        4.1%        0.0%     4.1%
18              Other Receipts                         0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                      ----      ----      -----       ----        ----    -----
19    S 14 - 18 Total Cash Collections                39.5      67.6      (28.1)      58.4%      100.0%   (41.6%)
                                                      ====      ====      =====       ====        ====    =====

                CASH EXPENSES
                Aircraft Operating Expenses
20              - Re-leasing and other overheads       (7.0)    (3.4)      (3.6)     (10.4%)      (5.0%)   (5.3%)

                SG&A Expenses
21              Aircraft Servicer Fees
                - Retainer Fee                        (3.9)     (3.6)      (0.3)      (5.8%)      (5.3%)   (0.4%)
                - Minimum Incentive Fee                0.0      (0.3)       0.3        0.0%       (0.4%)    0.4%
                - Core Cashflow/Sales Incentive        0.0       0.0        0.0        0.0%        0.0%     0.0%
                  Fee
22       21     Sub-total                             (3.9)     (3.9)       0.0       (5.8%)      (5.7%)   (0.1%)
23              Other Servicer Fees and Other         (0.9)     (1.5)       0.6       (1.3%)      (2.4%)   (1.0%)
                Overheads
23A             Other SG&A Expenses                    0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                      ----      ----      -----       ----        ----    -----
24    22+23+23A Sub-total                             (4.8)     (5.4)       0.6       (7.1%)      (8.1%)   (1.0%)
                                                      ----      ----      -----       ----        ----    -----
25     24+20    Total Cash Expenses                  (11.8)     (8.8)      (3.0)     (17.5%)     (13.1%)   (4.4%)
                                                      ====      ====      =====       ====        ====    =====

                NET CASH COLLECTIONS
26       19     Total Cash Collections                39.5      67.6      (28.1)      58.4%      100.0%   (41.6%)
27       25     Total Cash Expenses                  (11.8)     (8.8)      (3.0)     (17.5%)     (13.1%)   (4.4%)
28              Movement in Expense Account            1.0       0.0        1.0        1.5%        0.0%     1.5%
29              Reduction in Liquidity Reserve         0.0       0.0        0.0        0.0%        0.0%     0.0%
29A             Shortfall in Liquidity Reserve        (0.3)      0.0       (0.3)      (0.4%)       0.0%    (0.4%)
30              Interest Payments                     (4.1)    (27.4)      23.3       (6.1%)     (40.5%)  (34.5%)
31              Swap Payments                         (5.9)      0.0       (5.9)      (8.7%)       0.0%    (8.7%)
                                                      ----      ----      -----       ----        ----    -----
32    S 26 - 31 TOTAL                                 18.4      31.4      (13.0)      27.2%       46.4%   (19.2%)
                                                      ====      ====      =====       ====        ====    =====

33              PRINCIPAL PAYMENTS
                Class A                               18.4      27.9       (9.5)     (27.2%)      41.3%   (14.1%)
                Class B                                0.0       3.5       (3.5)       0.0%        5.2%    (5.2%)
                                                      ----      ----      -----       ----        ----    -----
                Total                                 18.4      31.4      (13.0)      27.2%       46.4%   (19.2%)
                                                      ====      ====      =====       ====        ====    =====

                Debt Balances at July 15, 2004
                Subclass A-6                          56.1       0.0
                Subclass A-8                         700.0     700.0
                Subclass A-9                         750.0     652.2
                Class B                              226.8     214.6
                Class C                              349.8     349.8
                Class D                              395.1     395.1
                                                   -------   -------
                                                   2,477.8   2,311.7
                                                   =======   =======

               Airplanes Group Cashflow Performance for the Period from March 10, 2001 to July 15, 2004 (40 Months)
                                  Comparison of Actual Cashflows versus 2001 Base Case Cashflows

                                                                                   % of Lease Rentals under
                                                                                      the 2001 Base Case
                                                                2001                         2001
                                                                ----                         ----
                                                    Actual   Base Case   Variance  Actual  Base Case  Variance
                                                    ------   ---------   --------  ------  ---------  --------
                CASH COLLECTIONS                           ($ Millions)
1               Lease Rentals                      1,395.0     1,395.0       0.0   100.0%    100.0%      0.0%
2               - Renegotiated Leases                (80.4)        0.0     (80.4)   (5.8%)     0.0%     (5.8%)
3               - Rental Resets                     (253.6)        0.0    (253.6)  (18.2%)     0.0%    (18.2%)
4               - Lease Rentals - Aircraft Sales     (15.1)        0.0     (15.1)   (1.1%)     0.0%     (1.1%)
                                                   -------     -------    ------    ----      ----     -----

5     S 1 - 4   Contracted Lease Rentals           1,045.9     1,395.0    (349.1)   75.0%    100.0%    (25.0%)
6               Movement in Current Arrears           (1.7)        0.0      (1.7)   (0.1%)     0.0%     (0.1%)
                Balance
7               less Net Stress Related Costs
8               - Bad Debts                          (10.2)      (14.0)      3.8    (0.7%)    (1.0%)     0.3%
9               - Deferred Arrears Balance            14.0         3.1      10.9     1.0%      0.2%      0.8%
10              - AOG                               (111.4)      (58.7)    (52.7)   (8.0%)    (4.2%)    (3.8%)
11              - Other Leasing Income                13.2         0.0      13.2     0.9%      0.0%      0.9%
12              - Repossession                        (4.1)      (11.2)      7.1    (0.3%)    (0.8%)     0.5%
                                                   -------     -------    ------    ----      ----     -----
13     S 8 - 12 Sub-total                            (98.5)      (80.8)    (17.7)   (7.1%)    (5.8%)    (1.3%)
14    5+6+13    Net Lease Rental                     945.7     1,314.2    (368.5)   67.8%     94.2%    (26.4%)
15              Interest Earned                        9.6        23.0     (13.4)    0.7%      1.6%     (1.0%)
16              Aircraft Sales                        37.3        43.6      (6.3)    2.7%      3.1%     (0.5%)
17              Net Maintenance                       75.5         0.0      75.5     5.4%      0.0%      5.4%
18              Other Receipts                         8.3         0.0       8.3     0.6%      0.0%      0.6%
                                                   -------     -------    ------    ----      ----     -----
19    S 14 - 18 Total Cash Collections             1,076.4     1,380.8    (304.4)   77.2%     99.0%    (21.8%)
                                                   =======     =======    ======    ====      ====     =====

                CASH EXPENSES
                Aircraft Operating Expenses
20              - Re-leasing and other overheads     (81.6)      (69.9)    (11.7)   (5.8%)    (5.0%)    (0.8%)

                SG&A Expenses
21              Aircraft Servicer Fees
                - Retainer Fee                       (74.6)      (74.3)     (0.3)   (5.3%)    (5.3%)    (0.0%)
                - Minimum Incentive Fee               (6.0)       (5.0)     (1.0)   (0.4%)    (0.4%)    (0.1%)
                - Core Cashflow/Sales Incentive Fee   (0.2)        0.0      (0.2)    0.0%      0.0%      0.0%
                                                     -----       -----    ------    ----      ----     -----
22       21     Sub-total                            (80.8)      (79.3)     (1.5)   (5.8%)    (5.7%)    (0.1%)
23              Other Servicer Fees and Other        (36.0)      (33.6)     (2.4)   (2.6%)    (2.4%)    (0.2%)
                Overheads
23A             Other SG&A Expenses                   (2.0)       (4.7)      2.7    (0.1%)    (0.3%)     0.2%
                                                     -----       -----    ------    ----      ----     -----
24    22+23+23A Sub-total                           (118.8)     (117.6)     (1.2)   (8.5%)    (8.4%)    (0.1%)
                                                     -----       -----    ------    ----      ----     -----

25     24+20    Total Cash Expenses                 (200.4)     (187.5)    (12.9)  (14.4%)   (13.4%)    (0.9%)
                                                    ======      ======     =====   =====     =====      ====

                NET CASH COLLECTIONS
26       19     Total Cash Collections             1,076.4     1,380.8    (304.4)   77.2%     99.0%    (21.8%)
27       25     Total Cash Expenses                 (200.4)     (187.5)    (12.9)  (14.4%)   (13.4%)    (0.9%)
28              Movement in Expense Account           (7.5)        0.0      (7.5)   (0.5%)     0.0%     (0.5%)
29              Reduction in Liquidity Reserve        40.0        40.0       0.0     2.9%      2.9%      0.0%
29A             Shortfall in Liquidity Reserve        45.4         0.0      45.4     3.3%      0.0%      3.3%
30              Interest Payments                   (350.8)     (598.2)    247.4   (25.1%)   (42.9%)    17.7%
5.1             Swap Payments                       (162.3)      (28.2)   (134.1)  (11.6%)    (2.0%)    (9.6%)
                                                     -----       -----    ------    ----      ----     -----
32    S 26 - 31 TOTAL                                440.8       606.9    (166.1)   31.6%     43.5%    (11.9%)
                                                     =====       =====    ======    ====      ====     =====

33              PRINCIPAL PAYMENTS
                Class A                              389.3       543.2    (153.9)   27.9%     38.9%    (11.0%)
                Class B                               51.5        63.7     (12.2)    3.7%      4.6%     (0.9%)
                                                     -----       -----    ------    ----      ----     -----
                Total                                440.8       606.9    (166.1)   31.6%     43.5%    (11.9%)
                                                     =====       =====    ======    ====      ====     =====

                Debt Balances at July 15, 2004
                Subclass A-6                          56.1         0.0      56.1
                Subclass A-8                         700.0       700.0       0.0
                Subclass A-9                         750.0       652.2      97.8
                Class B                              226.8       214.6      12.2
                Class C                              349.8       349.8       0.0
                Class D                              395.1       395.1       0.0
                                                   -------     -------     -----
                                                   2,477.8     2,311.7     166.1
                                                   =======     =======     =====

                                                      Mar-01                               2001
                                                      ------                               ----
                                                     Closing            Actual        Base Case
                                                     -------            ------        ---------
                                                ($ Millions)      ($ Millions)      ($ Millions)
      Net Cash Collections                                               440.8             606.9

      Add Back Interest and Swap Payments                                513.1             626.4
                                                                         -----           -------

  a   Net Cash Collections                                               953.9           1,233.3
                                                                         =====           =======
      (excl. interest and swap payments)
  b   Swaps                                                              162.3              28.2
  c   Class A Interest                                                   139.7             309.9
  d   Class A Minimum                                                    134.3               0.0
  e   Class B Interest                                                    20.5              50.1
  f   Class B Minimum                                                     51.5              63.7
  g   Class C Interest                                                    76.0              95.0
  h   Class D Interest                                                   114.6             143.2
  i   Class A Principal Adjustment                                       255.0             543.2
  i   Class C Scheduled                                                    0.0               0.0
  k   Class D Scheduled                                                    0.0               0.0
  l   Permitted Aircraft Modifications                                     0.0               0.0
  m   Step-up Interest                                                     0.0               0.0
  n   Class E Minimum Interest                                             0.0               0.0
  o   Class B Supplemental                                                 0.0               0.0
  p   Class A Supplemental                                                 0.0               0.0
                                                                         -----           -------
      Total                                                              953.9           1,233.3
                                                                         =====           =======

 [1]  Interest Coverage Ratio
      Class A                                                              3.2               3.6  = a/(b+c)
      Class B                                                              N/A               3.2  = a/(b+c+d+e)
      Class C                                                              N/A               2.3  = a/(b+c+d+e+f+g)
      Class D                                                              N/A               1.8  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                              N/A               3.6  = a/(b+c+d)
      Class B                                                              N/A               2.7  = a/(b+c+d+e+f)
      Class C                                                              N/A               N/A  = a/(b+c+d+e+f+g+h+i+j)
      Class D                                                              N/A               N/A  = a/(b+c+d+e+f+g+h+i+j+k)

      Loan to Value Ratios (in U.S. dollars)
 [3]  Adjusted Portfolio Value                      3,1086.6           1,942.0           2,474.2
      Liquidity Reserve Amount of
      which
      - Cash                                           156.9              60.0             116.0
      - Accrued Expenses                                12.6              12.0               0.0
                                                     -------           -------           -------
      Subtotal                                         169.5              72.0             116.0
      Less Lessee Security Deposits                     36.9               0.0              36.0
                                                     -------           -------           -------
      Subtotal                                         132.6              72.0              80.0
                                                     -------           -------           -------
 [4]  Total Asset Value                              3,241.2           2,014.0           2,554.2
                                                     =======           =======           =======


Note Balances as at:                              March 15, 2001    July 15, 2004      July 15, 2004
--------------------                              --------------    -------------      -------------


      Class A                                        1,895.4  58.5%   1,506.1   74.8%  1,352.2  52.9%
      Class B                                          278.3  67.1%     226.8   86.0%    214.6  61.3%
      Class C                                          349.8  77.9%     349.8  103.4%    349.8  75.0%
      Class D                                          395.1  90.0%     395.1  123.0%    395.1  90.5%
                                                     -------          -------          -------
                                                     2,918.6          2,477.8          2,311.7
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

The terms of each subclass or class of notes, including the outstanding principal amount as of June 30, 2004 and estimated fair value as of June 30, 2004, are as follows:

                               Annual Interest                                                  Estimated Fair
                                    Rate           Principal Amount              Final             Value at
    Class of Notes            (Payable Monthly)    at June 30, 2004          Maturity Date      June 30, 2004*
    --------------            -----------------    ----------------          -------------      --------------
                                                       $ Million                                  $ Million
    Subclass A-6            (LIBOR+.34%)                    65              March 15, 2019             64
    Subclass A-8            (LIBOR+.375%)                  700              March 15, 2019            578
    Subclass A-9            (LIBOR+.55%)                   750              March 15, 2019            368
    Class B                 (LIBOR+.75%)                   227              March 15, 2019             37
    Class C                 (8.15%)                        350              March 15, 2019             19
    Class D                 (10.875%)                      395              March 15, 2019             12
                                                         -----                                      -----
                                                         2,487                                      1,078
                                                         =====                                      =====

----------
* Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at June 30, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental receipts which are based on either fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and leases representing approximately 98% of our portfolio by appraised value as of January 31, 2004 are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A to D notes do not correlate to the mix of fixed and floating rental receipts for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental receipts contains a higher percentage of fixed rate receipts than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating receipts payments are generally longer than the monthly reset periods on the floating rate notes. Before November 17, 2003 we entered into interest rate swaps in order to correlate the contracted fixed and floating rental receipts to the fixed and floating interest payments on the notes. Since November 17, 2003, however, we have ceased paying interest on our class B, C and D notes.

We have therefore reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Our cashflows have been insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments since December 15, 2003. We have therefore not included this cash balance in our hedging calculations from the end of 2003.

Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to the expected paydown schedule of the class A and class B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental receipts.

At June 30, 2004, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,250 million. The aggregate notional principal balance of these swaps will reduce, by their terms, to an aggregate notional principal balance of $700 million by March 31, 2005, to an aggregate notional principal balance of $495 million by March 31, 2006, to an aggregate notional principal balance of $275 million by March 31, 2007 and to an aggregate notional principal balance of $90 million by March 2008. None of the swaps have a maturity date extending beyond April 2008. The aggregate estimated fair market value of the swaps at June 30, 2004 was ($49.8) million, that is the swaps were "out-of-the-money", such that if sold, Airplanes Group would incur a loss of $26.6 million, as detailed on the next page:

                               Airplanes Group Swap Book at June 30, 2004

                 Notional                                                                        Estimated Fair
    Swap        Amount (1)                                 Final         Fixed Rate            Market Value ($)
    No.         $'millions       Effective Date        Maturity Date     Payable (2)         As at Jun 30, 2004
     1             200              17-Feb-04            15-Jul-04         1.2000%                        6,455
     2              5               12-Oct-00            15-Jul-04         6.5850%                     (22,264)
     3              65              17-Jun-02            15-Jul-04         3.7700%                    (137,048)
     4              35              17-Sep-01            15-Sep-04         5.7125%                    (380,940)
     5              30              17-Jun-02            15-Oct-04         3.5800%                    (207,128)
     6              25              15-Jul-03            15-Nov-04         5.7650%                    (434,642)
     7              30              15-Apr-02            15-Dec-04         5.3975%                    (331,511)
     8              25              15-Apr-03            15-Dec-04         4.2350%                    (283,326)
     9              40              15-May-01            15-Jan-05         4.7950%                    (656,410)
     10             60              21-Aug-01            15-Feb-05         4.4195%                  (1,015,881)
     11              0 (3)          15-Oct-04            17-Oct-05         4.5650%                    (275,105)
     12             40              17-Oct-01            15-Nov-05         3.9475%                    (559,032)
     13              0 (3)          15-Jul-04            15-Dec-05         2.4475%                      631,114
     14            105              24-Jul-01            15-Dec-05         5.2850%                  (3,305,995)
     15             35              17-Nov-03            17-Jan-06         5.1150%                    (704,397)
     16            125              20-Dec-01            15-Feb-06         4.6350%                  (2,961,514)
     17             20              15-May-03            15-Mar-06         2.8800%                     (98,499)
     18             65              30-Jan-02            15-Apr-06         3.5040%                    (353,295)
     19             60              15-Mar-02            15-Apr-06         4.0125%                  (1,126,441)
     20             30              15-Dec-03            18-Apr-06         2.9425%                    (108,071)
     21            100              15-Aug-02            15-Jul-06         5.5500%                  (6,465,785)
     22              0 (3)          17-Oct-05            15-Oct-06         4.9400%                    (113,496)
     23              0 (3)          15-Jul-04            15-May-07         5.8620%                  (5,423,494)
     24             50              15-Mar-04            15-May-07         5.2020%                  (2,542,771)
     25             35              15-Apr-03            15-May-07         3.5350%                    (456,234)
     26              0 (3)          15-Dec-04            15-Jun-07         4.1300%                    (615,098)
     27             70              17-Mar-03            17-Sep-07         3.8700%                    (591,040)
     28              0 (3)          15-May-07            15-Nov-07         4.8000%                       98,647
     29              0 (3)          17-Sep-07            17-Dec-07         4.9440%                       12,272
     30              0 (3)          15-Jul-05            15-Apr-08         3.4800%                    1,857,958

              ---------------                                                          -------------------------
                  1,250                                                                            (26,562,972)
              ===============                                                          =========================

     1) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

     2) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, which resets monthly on an actual /360 adjusted basis.

     3) The initial amounts for swaps number 11, 13, 22, 23, 26, 28, 29 and 30 are $15 million, $60 million, $10 million, $65 million, $90 million, $95 million, $75 million and $45 million respectively.

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

If we are required by the rating agencies to purchase swaptions, the premium would be payable two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a "minimum hedge payment" and is paid fourth in Airplanes Group's order of priority of payments (ahead of class A minimum principal amount). The other fifty percent of the premium is expended as a "supplemental hedge payment" and is paid seventeenth in Airplanes Group's order of priority of payments but given our current cashflow performance it is highly unlikely we would ever be able to make such payment.

Through the use of swaps, swaptions (when applicable) and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

Our indentures required that any counterparty with whom we enter into a swap have at least a short-term unsecured debt rating of A-1+ from Standard & Poor's and a long-term unsecured debt rating of A1 from Moody's. It was proving increasingly difficult to find counterparties meeting these requirements and therefore, as further described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation s- Recent Developments", the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust resolved to undertake a consent solicitation seeking, among other things, to amend the indentures so as to reduce the required rating for a swap counterparty to a short-term unsecured debt rating of at least A-1 from Standard & Poor's and a long-term unsecured debt rating of at least A2 from Moody's or otherwise as approved by the Board with the prior agreement of the rating agencies. The consent solicitations were successful and the indentures accordingly amended in September 2003. However, because of our financial condition, notwithstanding the changes to the indentures, the availability of counterparties has become very limited. Consequently we may not be able to enter into any further interest rate swaps. As a result we have concluded that in such circumstances we may partially hedge the vehicle against a significant adverse movement in interest rates through the purchase of a limited amount of out of the money interest rate caps.

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

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of refinancing notes with different interest rate provisions from the notes. Please refer to "Risk Factors" in the Airplanes Group Report on Form 10-K for the year ended March 31, 2004 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Chairman of the Board of Directors of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15 (d) - 15(e)) as of the end of the period covered by this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Airplanes Group's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have concluded that these controls and procedures are effective at the "reasonable assurance" level. However, Airplanes Group believes that a control system, no matter how well designed or operated, cannot provide absolute assurance that the objectives of the control system are met, and that no evaluation of controls can provide absolute assurance that various types of corporate operational risks within a company, particularly one such as this that relies exclusively on third parties for all services, will be detected in a timely manner.

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

Part II.     Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.98% of our portfolio by appraised value as of January 31, 2004. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision and in June 2004, the Superior Court of Justice found in favour of VASP granting VASP's special appeal with the consequent dismissal of debis AirFinance Ireland's rescission action. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including appeals and if necessary initiating a new rescission action. A risk of repossession by VASP would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Brazilian counsel to debis AirFinance Ireland believe that VASP may not commence a repossesion action as VASP has indicated that it may instead file a motion for damages suffered as a result of the repossession of the aircraft. We cannot at this point quantify the amount of this potential damages claim. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

Other Matters
Two subsidiaries of Airplanes Trust, AeroUSA Inc. and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are no ongoing tax audits by state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries.

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

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

31     Certification of Chairman pursuant to Rule 13a-14(a).

32     Section 1350 Certification

Reports on Form 8-K:
Filed on April 15, 2004, May 17, 2004 and June 15, 2004 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2004                    AIRPLANES LIMITED


                                        By:/s/ William M. McCann
                                           ----------------------
                                           William M. McCann
                                           Director and Principal Accounting
                                           Officer


Date: August 9, 2004                    AIRPLANES LIMITED


                                        By:/s/ William M. McCann
                                           ----------------------
                                           William M. McCann
                                           Controlling Trustee and Principal
                                           Accounting Officer

                       AIRPLANES GROUP PORTFOLIO ANALYSIS
                                AT JUNE 30, 2004



                                                                                                      Appraised      % of Portfolio
                                                                                                      Value          by Appraised
                                                                               Aircraft      Serial   January 31,    Value as of Jan
Region             Country                     Lessee                            Type        Number   2004           31, 2004

Africa             Kenya                       East African Safari Air,
                                               Limited                        B767-300ER      24948     38,679             1.91%
Africa             Nigeria                     Bellview Airlines Ltd          B737-200A       23024     1,997              0.10%
Africa             South Africa                Nationwide Airlines            B767-300ER      26200     41,936             2.07%
Africa             Tunisia                     Nouvelair Tunisie              A320-200         348      23,223             1.15%
Africa             Tunisia                     Nouvelair Tunisie              MD83            49631     11,174             0.55%
Africa             Tunisia                     Nouvelair Tunisie              MD83            49672     9,522              0.47%
Asia & Far East    Bangladesh                  GMG Airlines                   DHC8-300         307      5,735              0.28%
Asia & Far East    China                       China Southern                 B737-500        24897     13,642             0.67%
Asia & Far East    China                       China Southern                 B737-500        25182     14,269             0.71%
Asia & Far East    China                       China Southern                 B737-500        25183     14,845             0.73%
Asia & Far East    China                       China Southern                 B737-500        25188     14,858             0.73%
Asia & Far East    China                       Xinjiang                       B757-200        26156     26,091             1.29%
Asia & Far East    Indonesia                   Garuda                         B737-400        24683     16,772             0.83%
Asia & Far East    Indonesia                   Garuda                         B737-400        24691     17,129             0.85%
Asia & Far East    Indonesia                   Merpati Nusantara Airlines     B737-200A       22368     2,054              0.10%
Asia & Far East    Indonesia                   Merpati Nusantara Airlines     B737-200A       22369     1,951              0.10%
Asia & Far East    Indonesia                   PT Adam SkyConnection
                                               Airlines                       B737-400        26071     18,757             0.93%
Asia & Far East    Indonesia                   PT Mandala Airlines            B737-200A       21685     1,464              0.07%
Asia & Far East    Indonesia                   PT Mandala Airlines            B737-200A       22278     1,617              0.08%
Asia & Far East    Indonesia                   PT Mandala Airlines            B737-200A       22803     2,367              0.12%
Asia & Far East    Indonesia                   PT Mandala Airlines            B737-200A       22804     2,314              0.11%
Asia & Far East    Indonesia                   PT Mandala Airlines            B737-200A       23023     2,544              0.13%
Asia & Far East    Indonesia                   PT Metro Batavia               B737-200A       22397     2,104              0.10%
Asia & Far East    Indonesia                   PT Metro Batavia               B737-200A       22407     2,135              0.11%
Asia & Far East    Indonesia                   PT Metro Batavia               B737-200A       22802     1,797              0.09%
Asia & Far East    Indonesia                   PT Metro Batavia               B737-400        24345     15,710             0.78%
Asia & Far East    Indonesia                   PT Metro Batavia               B737-400        24687     16,453             0.81%
Asia & Far East    Malaysia                    AirAsia Berhad                 B737-300        24905     16,467             0.81%
Asia & Far East    Malaysia                    AirAsia Berhad                 B737-300        24907     16,560             0.82%
Asia & Far East    Pakistan                    Pakistan Int Airline           A300B4-200       269      4,131              0.20%
Asia & Far East    Philippines                 Philippine Airlines            B737-400        24684     16,270             0.80%
Asia & Far East    Philippines                 Philippine Airlines            B737-300        24770     14,697             0.73%
Asia & Far East    Philippines                 Philippine Airlines            B737-400        26081     19,484             0.96%
Asia & Far East    South Korea                 Asiana Airlines                B737-400        24493     15,767             0.78%
Asia & Far East    South Korea                 Asiana Airlines                B737-400        24520     16,354             0.81%
Asia & Far East    Taiwan                      Far Eastern Air Transport      MD83            49950     11,627             0.57%

                                                                                                      Appraised      % of Portfolio
                                                                                                      Value          by Appraised
                                                                               Aircraft      Serial   January 31,    Value as of Jan
Region             Country                     Lessee                            Type        Number   2004           31, 2004

Australia & New
  Zealand          Australia                   National Jet Systems           DHC8-100         229      3,573              0.18%
Europe             Bulgaria                    BH Air                         A320-200         294      22,722             1.12%
Europe             Bulgaria                    BH Air                         A320-200         349      24,214             1.20%
Europe             Czech Republic              Travel Servis a.s.             B737-400        24911     17,468             0.86%
Europe             France                      Air France                     A320-200         203      20,910             1.03%
Europe             France                      Air France                     A320-200         220      21,680             1.07%
Europe             Hungary                     SkyEurope Airlines Hungary
                                               Kft                            B737-500        25185     14,966             0.74%
Europe             Hungary                     SkyEurope Airlines Hungary
                                               Kft                            B737-500        25289     14,737             0.73%
Europe             Iceland                     Air Atlanta Icelandic          B767-300ER      26204     41,877             2.07%
Europe             Iceland                     Bluebird Cargo                 B737-300SF      23499     13,011             0.64%
Europe             Iceland                     Bluebird Cargo                 B737-300SF      23500     12,674             0.63%
Europe             Italy                       Air One SpA                    B737-400        24906     17,152             0.85%
Europe             Italy                       Air One SpA                    B737-400        24912     17,308             0.86%
Europe             Italy                       Air One SpA                    B737-300        25179     17,054             0.84%
Europe             Italy                       Air One SpA                    B737-300        25187     17,357             0.86%
Europe             Italy                       Meridiana SpA                  MD83            49792     11,291             0.56%
Europe             Italy                       Meridiana SpA                  MD83            49935     11,474             0.57%
Europe             Italy                       Meridiana SpA                  MD83            49951     12,334             0.61%
Europe             Netherlands                 Capital Aviation Services
                                               B.V.                           DHC8-300         244      5,202              0.26%
Europe             Netherlands                 Capital Aviation Services
                                               B.V.                           DHC8-300         276      5,402              0.27%
Europe             Norway                      Wideroe's Flyveselskap a/s     DHC8-300         293      5,701              0.28%
Europe             Norway                      Wideroe's Flyveselskap a/s     DHC8-300         342      6,112              0.30%
Europe             Portugal                    euroAtlantic airways           B767-300ER      25411     41,234             2.04%
Europe             Slovakia                    SkyEurope Airlines, a.s        B737-500        25186     13,917             0.69%
Europe             Slovakia                    SkyEurope Airlines, a.s        B737-500        25191     15,088             0.75%
Europe             Slovakia                    SkyEurope Airlines, a.s        B737-500        25288     14,657             0.72%
Europe             Spain                       Futura                         B737-400        24689     16,426             0.81%
Europe             Spain                       Futura                         B737-400        24690     16,305             0.81%
Europe             Spain                       Futura                         B737-400        25180     18,341             0.91%
Europe             Spain                       Spanair                        MD83            49620     10,012             0.49%
Europe             Spain                       Spanair                        MD83            49624     9,644              0.48%
Europe             Spain                       Spanair                        MD83            49626     10,028             0.50%
Europe             Spain                       Spanair                        MD83            49709     9,922              0.49%
Europe             Spain                       Spanair                        MD83            49936     12,367             0.61%
Europe             Spain                       Spanair                        MD83            49938     11,637             0.58%
Europe             Tunisia                     Nouvelair Tunisie              A320-200         301      22,440             1.11%
Europe             Turkey                      FreeBird Airlines              MD83            49949     12,018             0.59%
Europe             Turkey                      Orbit Ekspres Havayollari
                                               A.S.                           A300C4-200       83       8,377              0.41%
Europe             Turkey                      Turk Hava Yollari              B737-400        24917     17,517             0.87%
Europe             Turkey                      Turk Hava Yollari              B737-400        25181     17,807             0.88%
Europe             Turkey                      Turk Hava Yollari              B737-400        25184     18,174             0.90%
Europe             Turkey                      Turk Hava Yollari              B737-400        25261     18,675             0.92%
Europe             Turkey                      Turk Hava Yollari              B737-400        26065     18,392             0.91%
Europe             United Kingdom              Air Southwest                  DHC8-300         296      5,753              0.28%

                                                                                                      Appraised      % of Portfolio
                                                                                                      Value          by Appraised
                                                                               Aircraft      Serial   January 31,    Value as of Jan
Region             Country                     Lessee                            Type        Number   2004           31, 2004

Europe             United Kingdom              Air Southwest                  DHC8-300         334      6,263              0.31%
Europe             United Kingdom              easyJet Airline Company
                                               Limited                        B737-300        23923     13,499             0.67%
Europe             United Kingdom              Titan Airways Limited          ATR42-300        109      2,778              0.14%
Europe             United Kingdom              Titan Airways Limited          ATR42-300        113      2,840              0.14%
Europe             United Kingdom              Titan Airways Limited          B757-200        26151     25,565             1.26%
Latin America      Antigua                     Caribbean Star Airlines        DHC8-300         232      5,240              0.26%
Latin America      Antigua                     Caribbean Star Airlines        DHC8-300         266      5,596              0.28%
Latin America      Antigua                     Caribbean Star Airlines        DHC8-300         267      5,781              0.29%
Latin America      Antigua                     Caribbean Star Airlines        DHC8-300         298      5,839              0.29%
Latin America      Antigua                     Caribbean Star Airlines        DHC8-300         300      5,706              0.28%
Latin America      Antigua                     Liat                           DHC8-100         113      2,567              0.13%
Latin America      Antigua                     Liat                           DHC8-100         140      2,714              0.13%
Latin America      Antigua                     Liat                           DHC8-100         144      2,808              0.14%
Latin America      Antigua                     Liat                           DHC8-100         270      3,197              0.16%
Latin America      Antigua                     Liat                           DHC8-300         283      5,524              0.27%
Latin America      Brazil                      Promodal Transportes
                                               Aereos Ltda.                   DC8-71F         45970     8,111              0.40%
Latin America      Brazil                      TAM Linhas Aereas              F100            11284     6,463              0.32%
Latin America      Brazil                      TAM Linhas Aereas              F100            11285     6,113              0.30%
Latin America      Brazil                      TAM Linhas Aereas              F100            11304     6,504              0.32%
Latin America      Brazil                      TAM Linhas Aereas              F100            11305     6,865              0.34%
Latin America      Brazil                      TAM Linhas Aereas              F100            11336     7,209              0.36%
Latin America      Brazil                      TAM Linhas Aereas              F100            11347     7,292              0.36%
Latin America      Brazil                      TAM Linhas Aereas              F100            11348     6,540              0.32%
Latin America      Brazil                      TAM Linhas Aereas              F100            11371     6,578              0.33%
Latin America      Colombia                    Avianca                        B767-200ER      25421     30,425             1.50%
Latin America      Colombia                    Avianca                        B757-200        26154     24,859             1.23%
Latin America      Colombia                    Avianca                        MD83            49939     12,030             0.59%
Latin America      Colombia                    Avianca                        MD83            49946     11,937             0.59%
Latin America      Colombia                    Avianca                        MD83            53120     12,685             0.63%
Latin America      Colombia                    Avianca                        MD83            53125     12,979             0.64%
Latin America      Colombia                    Tampa                          DC8-71F         45945     7,211              0.36%
Latin America      Colombia                    Tampa                          DC8-71F         45976     9,007              0.45%
Latin America      Colombia                    Tampa                          DC8-71F         46066     6,814              0.34%
Latin America      Mexico                      Aeromexico                     MD82            49660     8,003              0.40%
Latin America      Mexico                      Aeromexico                     MD82            49667     8,029              0.40%
Latin America      Mexico                      Aeromexico                     MD87            49673     8,914              0.44%
Latin America      Mexico                      Mexicana                       F100            11266     6,970              0.34%
Latin America      Mexico                      Mexicana                       F100            11309     7,594              0.38%
Latin America      Mexico                      Mexicana                       F100            11319     7,398              0.37%
Latin America      Mexico                      Mexicana                       F100            11339     6,687              0.33%
Latin America      Mexico                      Mexicana                       F100            11374     7,584              0.37%
Latin America      Mexico                      Mexicana                       F100            11375     7,347              0.36%
Latin America      Mexico                      Mexicana                       F100            11382     7,654              0.38%
Latin America      Mexico                      Mexicana                       F100            11384     7,530              0.37%

                                                                                                      Appraised      % of Portfolio
                                                                                                      Value          by Appraised
                                                                               Aircraft      Serial   January 31,    Value as of Jan
Region             Country                     Lessee                            Type        Number   2004           31, 2004

Latin America      Netherlands Antilles        Dutch Caribbean Airline        DHC8-300C        230      5,253              0.26%
N America          Canada                      Air Canada                     A320-200         174      20,485             1.01%
N America          Canada                      Air Canada                     A320-200         175      20,703             1.02%
N America          Canada                      Air Canada                     A320-200         232      20,839             1.03%
N America          Canada                      Air Canada                     A320-200         284      21,171             1.05%
N America          Canada                      Air Canada                     A320-200         309      21,862             1.08%
N America          Canada                      air Canada                     A320-200         404      23,260             1.15%
N America          Canada                      Jetsgo Airlines                MD83            49941     11,867             0.59%
N America          Canada                      Jetsgo Airlines                MD83            49943     12,545             0.62%
N America          United States of America    Air Transport International    DC8-71F         45811     7,862              0.39%
N America          United States of America    Air Transport International    DC8-71F         45813     7,199              0.36%
N America          United States of America    Air Transport International    DC8-71F         45973     7,409              0.37%
N America          United States of America    Air Transport International    DC8-71F         45978     6,505              0.32%
N America          United States of America    Air Transport International    DC8-71F         45993     7,609              0.38%
N America          United States of America    Air Transport International    DC8-71F         45994     6,453              0.32%
N America          United States of America    Air Transport International    DC8-71F         46065     7,175              0.35%
N America          United States of America    Astar Air Cargo                DC8-73CF        46091     9,664              0.48%
N America          United States of America    Frontier Airlines, Inc.        B737-300        23177     11,033             0.55%
N America          United States of America    Pace Airlines                  B737-300        23749     12,763             0.63%
N America          United States of America    TWA Airlines LLC               MD83            49575     9,250              0.46%
N America          Uruguay                     PLUNA Lineas Aereas
                                               Uraguayas S.A.                 ATR42-300        284      4,163              0.21%
Off Lease          Off Lease                   Off Lease                      DHC8-300C        242      5,116              0.25%
Off Lease          Off Lease                   Off Lease                      ATR42-300        249      3,825              0.19%
Off Lease          Off Lease                   Off Lease                      DHC8-100         258      3,292              0.16%
Off Lease          Off Lease                   Off Lease                      B747-200SF      21730     16,180             0.80%
Off Lease          Off Lease                   Off Lease                      B737-200A       22979     2,697              0.13%
Off Lease          Off Lease                   Off Lease                      B737-400        26069     18,583             0.92%
Off Lease          Off Lease                   Off Lease                      DC8-71F         45849     6,927              0.34%
Off Lease          Off Lease                   Off Lease                      DC8-71F         45996     6,654              0.33%
Off Lease          Off Lease                   Off Lease                      DC8-71F         45997     10,398             0.51%
Off Lease          Off Lease                   Off Lease                      DC9-32          48125     1,343              0.07%
Off Lease          Off Lease                   Off Lease                      DC9-32          48126     1,258              0.06%
Off Lease          Off Lease                   Off Lease                      DC9-32          48127     1,128              0.06%
Off Lease          Off Lease                   Off Lease                      DC9-32          48128     1,301              0.06%
Off Lease          Off Lease                   Off Lease                      DC9-32          48129     1,595              0.08%
Off Lease          Off Lease                   Off Lease                      MD11            48499     38,667             1.91%
Off Lease          Off Lease                   Off Lease                      MD11            48500     39,690             1.96%
Off Lease          Off Lease                   Off Lease                      MD11            48501     40,112             1.98%
Off Lease          Off Lease                   Off Lease                      MD83            49390     8,028              0.40%
Off Lease          Off Lease                   Off Lease                      MD83            49442     8,824              0.44%
Off Lease          Off Lease                   Off Lease                      MD83            49789     10,814             0.53%
Others             Ukraine                     Ukraine International          B737-400        25190     18,348             0.91%
Others             Ukraine                     Ukraine International          B737-500        25192     14,672             0.73%
Others             Ukraine                     Ukraine International          B737-500        26075     14,029             0.69%
                                                                                                     ---------------------------
                                                                                                     2,023,246           100.00%
                                                                                                     ===========================