Form 10-Q
period 2004-09-30
AIRPLANES LTD; AIRPLANES US TRUST
filed 2004-11-09
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

      x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2004

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

                                                              Outstanding at
Issuer                               Class                   September 30, 2004
- ------                               -----                   ------------------

Airplanes Limited          Ordinary Shares, $1.00 par value           30

                    Airplanes Limited and Airplanes U.S. Trust

      Form 10-Q for the Three and Six Month Periods Ended September 30, 2004

                            Index
Part I.  Financial Information                                        Page No.

Item 1.  Financial Statements (Unaudited)                                      3

         -  Unaudited Condensed Balance Sheets - September 30, 2004
            and March 31, 2004
         - Unaudited Condensed Statements of Operations - Three Months Ended September 30, 2004 and September 30, 2003
         - Unaudited Condensed Statements of Operations - Six Months Ended September 30, 2004 and September 30, 2003
         -  Unaudited Condensed Statements of Comprehensive Income/(Loss) -
            Three Months Ended September 30, 2004 and September 30, 2003
         -  Unaudited Condensed Statements of Comprehensive Income/(Loss) -
            Six Months Ended September 30, 2004 and September 30, 2003
         -  Unaudited Statements of Changes in Shareholders Deficit/Net
            Liabilities - Six Months Ended September 30, 2004 and September 30, 2003
         - Unaudited Condensed Statement of Cashflows - Six Months Ended September 30, 2004 and September 30, 2003
         -  Notes to the Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial                    11
         Condition and Results of Operations
         -  Introduction
         - Results of Operations - Three Months Ended September 30, 2004 compared with Three Months Ended September 30, 2003
         -  Results of Operations - Six Months Ended September 30, 2004
            compared with Six Months Ended September 30, 2003
         - Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from July 10, 2004 to October 15, 2004

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

Signatures
Appendix 1  Portfolio Information as at September 30, 2004

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                                                           AIRPLANES GROUP

                                                 UNAUDITED CONDENSED BALANCE SHEETS


                                                          March 31,                                       September 30,
                                           ---------------------------------------   ------------------------------------------
                                                            2004                                      2004
                                           ---------------------------------------   ------------------------------------------
                                            Airplanes     Airplanes                  Airplanes     Airplanes
                                             Limited        Trust        Combined     Limited        Trust         Combined
                                           ------------  ------------  -------------------------   -----------   --------------
                                                          ($millions)                             ($millions)
ASSETS

Cash                                                77             6           83           133             6              139
Accounts receivable
    Trade receivables                               19             4           23             7             4               11
    Allowance for doubtful debts                    (8)           (1)          (9)           (3)            -               (3)
Amounts due from Airplanes Limited                   -            45           45             -            45               45
Prepaid expenses                                     3             -            3             3             -                3
Other Current Assets                                 1             5            6             1             -                1
                                           ------------  ------------  -----------   -----------   -----------   --------------
Total Current Assets                                92            59          151           141            55              196
                                           ------------  ------------  -----------   -----------   -----------   --------------

Net investment in capital and sales
     type leases                                     1             -            1             -             -                -
Aircraft, Held for Use                           1,393            59        1,452         1,331            57            1,388
Aircraft, Held for Sale                             98             8          106            27             -               27
                                           ------------  ------------  -----------   -----------   -----------   --------------
Total assets                                     1,584           126        1,710         1,499           112            1,611
                                           ============  ============  ===========   ===========   ===========   ==============

LIABILITIES

Accrued expenses and other liabilities           2,639           255        2,894         3,037           288            3,325
Amounts due to Airplanes Trust                      45             -           45            45             -               45
                                           ------------  ------------  -----------   -----------   -----------   --------------
Total Current Liabilities                        2,684           255        2,939         3,082           288            3,370
                                           ------------  ------------  -----------   -----------   -----------   --------------

Indebtedness                                     2,828           275        3,103         2,774           270            3,044
Provision for maintenance                          274            13          287           241             8              249
Deferred income taxes                                -            19           19             -            20               20
                                           ------------  ------------  -----------   -----------   -----------   --------------
Total liabilities                                5,786           562        6,348         6,097           586            6,683
                                           ------------  ------------  -----------   -----------   -----------   --------------
Common Stock, $1 par value per share,
Authorised 10,000 shares; issued and
outstanding 30 shares.                               -             -            -             -             -                -
                                           ------------  ------------  -----------   -----------   -----------   --------------
Net liabilities                                 (4,202)         (436)      (4,638)       (4,598)         (474)          (5,072)
                                           ------------  ------------  -----------   -----------   -----------   --------------
                                                 1,584           126        1,710         1,499           112            1,611
                                           ============  ============  ===========   ===========   ===========   ==============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended September 30,
                                            ---------------------------------------------------------------------------
                                                           2003                                  2004
                                            -----------------------------------   -------------------------------------
                                             Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust        Combined    Limited      Trust       Combined
                                            ----------  -----------  ----------   ----------  -----------  ------------
                                                        ($millions)                           ($millions)
Revenues
Aircraft leasing                                   46            3          49           44            3            47


Expenses

Impairment Provision                             (166)          (8)       (174)           -            -             -
Depreciation and amortisation                     (26)          (1)        (27)         (20)           -           (20)
Net interest expense                             (190)         (19)       (209)        (236)         (23)         (259)
Bad and doubtful debts                              -            -           -            3            -             3
Other lease costs                                  (5)           -          (5)          (1)          (2)           (3)
Selling, general and administrative
   expenses                                        (8)           -          (8)          (7)          (1)           (8)
                                            ----------  -----------  ----------   ----------  -----------  ------------
Operating loss before
provision for  income taxes                      (349)         (25)       (374)        (217)         (23)         (240)

Income tax benefit                                  -            2           2            -            -             -

                                            ----------  -----------  ----------   ----------  -----------  ------------
Net loss on continuing operations                (349)         (23)       (372)        (217)         (23)         (240)


Discontinued Operations
(Loss)/ Profit on aircraft disposals                -            -           -           21            -            21
(Loss)/Profit on discontinued operations          (53)         (13)        (66)           1            -             1
Income tax on discontinued operations               -            -           -            -            -             -


                                            ----------  -----------  ----------   ----------  -----------  ------------
Net Loss                                         (402)         (36)       (438)        (195)         (23)         (218)
                                            ==========  ===========  ==========   ==========  ===========  ============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               Six Months Ended September 30,
                                          ---------------------------------------------------------------------------
                                                         2003                                  2004
                                          ------------------------------------  -------------------------------------
                                           Airplanes    Airplanes                Airplanes   Airplanes
                                           Limited       Trust       Combined    Limited      Trust       Combined
                                          ----------   ----------  -----------------------  -----------  ------------
                                                       ($millions)                          ($millions)

Revenues
Aircraft leasing                                 96            6          102          90            5            95


Expenses

Impairment Provision                           (166)          (8)        (174)        (19)           -           (19)
Depreciation and amortisation                   (53)          (3)         (56)        (40)          (1)          (41)
Net interest expense                           (372)         (37)        (409)       (456)         (45)         (501)
Bad and doubtful debts                           (2)          (1)          (3)          5            -             5
Other lease costs                               (15)           -          (15)         (4)           -            (4)
Selling, general and administrative
   expenses                                     (15)          (1)         (16)        (15)          (1)          (16)
                                          ----------   ----------  -----------  ----------  -----------  ------------
Operating loss before
provision for  income taxes                    (527)         (44)        (571)       (439)         (42)         (481)

Income tax benefit / Charge                      13            4           17           -           (1)           (1)

                                          ----------   ----------  -----------  ----------  -----------  ------------
Net loss on continuing operations              (514)         (40)        (554)       (439)         (43)         (482)


Discontinued Operations
(Loss)/ Profit on aircraft disposals             (1)                       (1)         25            3            28
Loss on discontinued operations                 (51)         (13)         (64)         (4)           -            (4)
Income tax on discontinued operations             -            -            -           -            -             -


                                          ----------   ----------  -----------  ----------  -----------  ------------
Net Loss                                       (566)         (53)        (619)       (418)         (40)         (458)
                                          ==========   ==========  ===========  ==========  ===========  ============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                   UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)


                                                            Three Months Ended September 30,
                                          ---------------------------------------------------------------------------
                                                         2003                                 2004
                                          -----------------------------------  --------------------------------------
                                           Airplanes   Airplanes                Airplanes    Airplanes
                                           Limited      Trust       Combined    Limited       Trust       Combined
                                          ----------  -----------  ----------  -----------   ----------  ------------
                                                      ($millions)                          ($millions)

Loss for the period                            (349)         (23)       (372)        (195)        (23)          (218)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges                 16            1          17            -           -              -


                                          ----------  -----------  ----------  -----------  ----------   ------------
Total Comprehensive loss                       (333)         (22)       (355)        (195)        (23)          (218)
                                          ==========  ===========  ==========  ===========  ==========   ============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                    UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)


                                                                                 Six Months Ended September 30,
                                         ----------------------------------------------------------------------------
                                                        2003                                  2004
                                         ------------------------------------  --------------------------------------
                                          Airplanes    Airplanes                Airplanes    Airplanes
                                          Limited       Trust       Combined    Limited       Trust       Combined
                                         -----------  ----------   ----------  -----------  -----------  ------------
                                                      ($millions)                          ($millions)

Loss for the period                            (514)        (40)        (554)        (418)        (40)          (458)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges                 15           1           16           22           2             24
                                         -----------  ----------   ----------  -----------  ----------  -------------
Total Comprehensive loss                       (499)        (39)        (538)        (396)        (38)          (434)
                                         ===========  ==========   ==========  ===========  ==========  =============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                                     AIRPLANES GROUP

                              UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES


                                                    Six Months Ended September 30, 2004 and September 30, 2003

                                                Airplanes Limited                             Airplanes Trust            Combined
                            -------------------------------------------------  --------------------------------------  -------------
                             Share   Accumulated     Other      Shareholders'  Accumulated    Other      Shareholders  Shareholders
                            Capital     Loss      Comprehensive  Deficit         Loss      Comprehensive   Deficit      Deficit/ Net
                                                      Loss                                      Loss                   Liabilities
                            -------------------------------------------------  ------------------------- ------------  -------------
                           ($million)( $millions) ($millions)    ($millions)   ($millions)  ($millions)   ($millions)   ($millions)

Balance at March 31, 2003         -        3,090             71        3,161           326            7         333           3,494

Net loss for the period           -          514              -          514            40            -          40             554

Other Comprehensive Loss          -            -            (15)         (15)            -           (1)         (1)            (16)

                              ------ -----------  -------------  -----------   ------------  ----------    --------   -------------
Balance at September 30, 2003     -        3,604             56        3,660           366            6         372           4,032
                              ====== ===========  =============  ===========   ============  ==========    ========   =============


Balance at March 31, 2004         -        4,156             46        4,202           431            5         436           4,638

Net loss for the period           -          418              -          418            40            -          40             458

Other Comprehensive Loss          -            -            (22)         (22)            -           (2)         (2)            (24)

                              ------ -----------  -------------  -----------   ------------  ----------    --------   -------------
Balance at September 30, 2004     -        4,574             24        4,598           471            3         474           5,072
                              ====== ===========  =============  ===========   ============  ==========    ========   =============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                             UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                      Six Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                2003                                  2004
                                                 -----------------------------------   -------------------------------------
                                                  Airplanes   Airplanes                 Airplanes    Airplanes
                                                  Limited      Trust        Combined    Limited       Trust        Combined
                                                 ----------  -----------  -----------  -----------  -----------   ----------
                                                             ($millions)                            ($millions)

Cash flows from operating activities
Net loss                                              (566)         (53)       (619)        (418)         (40)        (458)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                            62            3          65           40            1           41
Impairment Charge                                      218           21         239           26            -           26
Aircraft maintenance, net                                7            -           7           13            -           13
Loss/ (Profit) on disposal of aircraft                   1            -           1          (25)          (3)         (28)
Deferred income taxes                                  (13)          (4)        (17)           -            1            1
Provision for bad debts                                  2            1           3           (5)           -           (5)
Accrued and deferred interest expense                  302           30         332          430           42          472

Changes in operating assets & liabilities:
Accounts receivable                                      5           (2)          3           11            -           11
Intercompany account movements                          (7)           7           -            -            -            -
Other accruals and liabilities                          (3)           -          (3)         (10)          (7)         (17)
Other assets                                            (1)           -          (1)           -            6            6
                                                 ----------  -----------  ----------   ----------   ----------  -----------
Net cash provided by operating activities                7            3          10           62            -           62
                                                 ==========  ===========  ==========   ==========   ==========  ===========

Cash flows from investing activities
Purchase/Sale of aircraft                               (1)           -          (1)          47            5           52
Capital and sales type leases                            1            -           1            1            -            1
Net cash provided by
investing activities                             ----------  -----------  ----------   ----------   ----------  -----------
                                                         -            -           -           48            5           53
                                                 ==========  ===========  ==========   ==========   ==========  ===========

Cash flows from financing activities
Repayment of indebtedness                              (27)          (3)        (30)         (54)          (5)         (59)

                                                 ----------  -----------  ----------   ----------   ----------  -----------
Net cash used in financing activities                  (27)          (3)        (30)         (54)          (5)         (59)
                                                 ==========  ===========  ==========   ==========   ==========  ===========

Net (decrease) / increase in cash                      (20)           -         (20)          56            -           56

Cash at beginning of period                            135            6         141           77            6           83
                                                 ----------  -----------  ----------   ----------   ----------  -----------

Cash at end of period                                  115            6         121          133            6          139
                                                 ==========  ===========  ==========   ==========   ==========  ===========

Cash paid in respect of:
Interest                                                71            7          78           28            2           30
                                                 ==========  ===========  ==========   ==========   ==========  ===========


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

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of September 30, 2004 and for the three and six month periods ended September 30, 2004. Such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass-through Trust.



Recent Events

We have been unable to meet all of the base case assumptions either in our original prospectus dated March 28, 1996 (the "1996 Base Case") or in our prospectus dated March 8, 2001 (the "2001 Base Case"). In light of continued lease restructurings and a weak leasing market generally we are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and class D notes, since the December 15, 2003 payment date. Even though, as a result of the consent solicitation in 2003 we are now able to sell aircraft where it is in our best economic interest, and which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. In addition, although we are seeing some small improvement in lease rates for certain aircraft types, this improvement has not made nor do we expect it to make, a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at October 15, 2004 was $119.6 million in arrears. We do not anticipate that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

Impairment

Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). An impairment review is required whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. An impairment loss is evaluated when the undiscounted estimated future cashflows of the aircraft are less than its carrying value and the loss is measured as the excess of the carrying value over the fair value.

The fair value of the aircraft is generally based on independent appraisals of aircraft. The appraised values are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". On the basis of past experience including actual lease rates and sales prices achievable and the servicer's experience of the market, estimated discounted future cashflows are used as a more accurate indication of fair value. The estimated discounted future cashflows assume, among other things, market lease rates at the end of the existing lease term, other lease costs, downtime and the risk inherent in the cashflows. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, a SFAS 144 assessment resulted in the requirement for an impairment provision of $26 million (Airplanes Limited: $26 million; Airplanes Trust: $Nil) in the six month period ended September 30, 2004, $7 million (Airplanes Limited: $7 million, Airplanes Trust: $Nil ) of which has been included under discontinued operations.

Discontinued Operations

We separately disclose results relating to discontinued operations which refer to aircraft which have been sold or are held for sale. At September 30, 2004, eleven aircraft with a net book value of $27 million are classified as held for sale. We disclose profit/(loss) on sale, lease revenue, impairment charges and depreciation for these aircraft and the comparative prior period is re-stated accordingly.

Debt Maturity

The terms of each subclass or class of notes, including the outstanding principal amount as of September 30, 2004 and estimated fair value as of September 30, 2004, are as follows:

                                    Principal                     Estimated
                   Annual Interest    Amount                     Fair Value
                        Rate           at             Final          at
                      (Payable      September       Maturity     September
   Class of Notes*    Monthly)       30, 2004          Date      30, 2004**
                                    $ Million                     $ Million
   Subclass A-8    (LIBOR+.375%)        678     March 15, 2019       576
   Subclass A-9    (LIBOR+.55%)         750     March 15, 2019       375
   Class B         (LIBOR+.75%)         227     March 15, 2019        36
   Class C         (8.15%)              350     March 15, 2019        12
   Class D         (10.875%)            395     March 15, 2019         -
                                    -------                       ------
                                      2,400                          999
_____________________

* The subclass A-6 notes were repaid on October 15, 2004.

** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at September 30, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.


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

Indebtedness at September 30, 2004 represents the aggregate of the outstanding class A to D notes and class E notes as set out in more detail in "Item 3. Quantitative and Qualitative Disclosures about Market Risks" (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently cancelled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

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

The preparation of the financial statements requires the use of management estimates.

The accompanying unaudited condensed interim financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 12) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of this Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cashflows, you should refer to the audited financial statements and notes thereto included in Airplanes Group's Annual Report on Form 10-K for the year ended March 31, 2004 previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At September 30, 2004, we owned 156 aircraft, 143 of which were on lease to 54 lessees in 34 countries.

On March 28, 1996, we established eight separate pass-through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass-through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to debis AirFinance Ireland plc (then known as GPA Group plc) to acquire a portfolio of 229 aircraft from debis AirFinance Ireland and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass-through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, GE Capital acquired a majority of the class E notes from debis AirFinance Ireland (then known as AerFi Group) and its subsidiaries. On that date, a subsidiary of debis AirFinance Ireland also granted GE Capital an option to acquire the residual interest in Airplanes Trust. The subclass A-5 certificates were fully repaid as of May 15, 1998 and the subclass A-6 certificates were fully repaid as of October 15, 2004.

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

Recent Developments

Overview

We have been unable to meet all of the 1996 Base Case assumptions or the 2001 Base Case assumptions. In light of continued lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date. Even though, as a result of the consent solicitation in 2003 we are now able to sell aircraft which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. In addition, although we are seeing some small improvement in lease rates for certain aircraft types, this improvement has not made, nor do we expect it to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at October 15, 2004 was $119.6 million in arrears. We do not anticipate that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

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

Class A minimum principal amount

To the extent that we have sufficient available funds, we are also required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals.) As a result of earlier payments of class A principal adjustment amount described above we remained ahead of the required class A minimum principal payment schedule. However as described above, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore on that date we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows and we were unable to fund the "Second Collection Account Top-up" in full. Beginning on the December 15, 2003 payment date our cashflows were insufficient to allocate any funds at all to the "Second Collection Account Top-up" or to pay minimum principal on the class A notes in full. Minimum principal arrears on the class A notes were $119.6 million on the October 15, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date. Our failure to make payments on a class of notes results in failure to make payments on a corresponding class of certificates.

Class B, C and D notes

We do not anticipate that we will ever be able to resume payments of interest or principal on the class B, C and D notes. Given our failure to pay interest when due on these notes beginning on the December 15, 2003 payment date, interest has begun to accrue on the unpaid interest in accordance with the terms of the notes and will continue to accrue until all interest arrears are paid in full. Since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cashflows are used first to service interest and, to the extent possible, minimum principal on the class A notes. The minimum principal arrears on the class A notes on each payment date have been and will continue to be carried over to the next payment date causing the amount payable to increase over time, making it more difficult to make payments in full. Even if cash were available at any subsequent time to make payments ranking below class A minimum principal, cashflows would first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes, thus rendering remote any likelihood of payments ranking below this in the order of priority of payments.

Ratings

This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which continue to re-evaluate structured aircraft financings.

Set out in the table below are the ratings of our certificates at October 15, 2004:-

                  Outstanding
                   Principal
                  Balance as
                  at October                     Moody's (S&P
Certificate        15, 2004     S & P    Fitch    equivalent)
- -----------        --------     -----    -----    -----------

Subclass A-8        $677.8m       A       BB       Baa3 (BBB-)
Subclass A-9        $750.0m       BB+     BB       B1 (B+)
Class B             $226.8m       D       CCC      Ca (CC)
Class C             $349.8m       D       CCC      Ca (CC)
Class D             $395.1m       D       CC       C (C)

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

The price of aviation fuel has increased dramatically in recent months. This has caused financial difficulties for airlines since, as a result of competitive pressures, not all of this cost is being passed back to customers. It also has a negative effect on operators of older, less fuel efficient aircraft which comprise a majority of the aircraft in our portfolio. Continued high fuel prices may make it more difficult for us to remarket our aircraft favourably.

Prior to the successful completion of the consent solicitation as outlined in our most recent Report on Form 10-K as previously filed with the SEC, our indentures restricted our ability to sell aircraft. During September 2003, we successfully completed a solicitation of consents from certificate holders, as announced in our Consent Solicitation Statement dated September 5, 2003, and as explained in more detail in our most recent Report on Form 10-K. We are now able to sell aircraft below specified target prices where we have unanimously determined that a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met.

We continue to evaluate sales opportunities for aircraft with little or no re-lease prospects and which require expenditure for storage, maintenance and insurance.

As disclosed in our press release dated September 30, 2004 we completed the sale of our three MD-11 aircraft for $39 million on September 29, 2004. Following a thorough review of the proposal to sell these aircraft, we concluded that it was in the best economic interest of Airplanes Group and the certificate holders to proceed with the sale. In arriving at this decision we had extensive consultations with the servicer and sought the opinion of an outside firm of appraisers. In the three month period to September 30, 2004, we also disposed of 2 x DC8-71F, 3 x DC9-32, 1 x A300C4-200 and 1 x DHC8-300Cand title to two B737-200A aircraft was transferred to the lessee under the terms of the finance leases in respect of such aircraft. At September 30, 2004 four aircraft B737-200Ax1, DHC8-100x1, MD-83x2) were subject to letters of intent or contract for sale.

As of the date of this Form 10Q, one further aircraft (MD83x1) has become subject to a letter of intent for sale and one of the MD83 aircraft listed above has been delivered to the purchaser.

Remarketing

At September 30, 2004, we had 25 aircraft scheduled to be remarketed before September 30, 2005. These comprise 3 B737-200As, 2 B737-400s, 1 A300-B4-200, 1
B747-200SF, 1 B767-300ER, 4 DHC8s, 3 MD-83s, 6 DC8s, 2 DC9s, 1 ATR42 and 1
B737-500. Furthermore, in light of negotiations with certain lessees, we may also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates which have not been reset in the last three years.

The Lessees:

Europe

At September 30, 2004 we leased 49 aircraft which represented 40.17% of our portfolio by appraised value at January 31, 2004 to operators in Europe.

During the three month period to September 30, 2004 a Turkish lessee of one A300 aircraft was in arrears. Following discussions between the servicer and the lessee, the aircraft was sold and all arrears have been cleared.

North America

At September 30, 2004 we leased 19 aircraft representing 13.16% of our portfolio by appraised value as of January 31, 2004, to operators in North America. The large US airlines have all recently announced significant losses and a number of these airlines are in, or considering entering, Chapter 11 bankruptcy protection.

At September 30, 2004, we leased six aircraft, representing 6.88% of our portfolio by appraised value as of January 31, 2004 to one Canadian lessee. The lessee, which has emerged from the protection of the Companies Creditors Arrangement Act (Canada) resumed making payments in

July 2003 and continues to do so. The servicer had agreed a restructuring of the leases resulting in a reduction in lease rentals. During the three months to September 30, 2004, all amounts outstanding were settled.

At September 30, 2004 a lessee of one aircraft representing 0.87% of our portfolio by appraised value as of January 31, 2004 had filed for Chapter 11 bankruptcy protection. The airline has subsequently emerged from this protection. The aircraft was rejected as part of the Chapter 11 proceedings and was redelivered during the three months ended June 30, 2004. The servicer has agreed a settlement amount with the lessee in respect of its obligations.

Latin America

At September 30, 2004, lessees of 40 aircraft with respect to 17.28% of our portfolio by appraised value as of January 31, 2004 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets which may cause further difficulties for our lessees.

A former Brazilian lessee of three MD-11 aircraft, due to trading difficulties was in arrears. The servicer, following discussions with the lessee agreed to the early return of the aircraft during 2003. The servicer signed a settlement agreement in respect of the lessee's obligations and the lessee is current in respect of these obligations.

A second Brazilian lessee of eight F-100 aircraft representing 2.87% of our portfolio by appraised value as of January 31, 2004, has signed a restructuring agreement, which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has to date continued to meet its obligations under the agreement.

At September 30, 2004, a former Brazilian lessee of three B737-500 aircraft, representing 2.15% of our portfolio by appraised value at January 31, 2004 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003 and has signed a settlement agreement in respect of the lessee's obligations. The lessee is current in respect of these obligations.

At September 30, 2004 a Brazilian lessee of one DC8-71F aircraft, representing 0.43% of our portfolio by appraised value at January 31, 2004, was experiencing trading difficulties. The servicer has issued default notices following the airline's failure to meet its obligations under the lease.

At September 30, 2004, we leased nine aircraft, representing 6.86% of our portfolio by appraised value at January 31, 2004 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At September 30, 2004, we leased six aircraft (included in the nine aircraft mentioned in the preceding paragraph) to one Colombian lessee, representing 5.62% of our portfolio by appraised value at January 31, 2004. The lessee, which is still under Chapter 11 bankruptcy protection in the U.S., recommenced making payments in May 2003 and is current in respect of its obligations which were restructured during the year ended March 31, 2004.

At September 30, 2004, an Antiguan lessee of five aircraft representing 0.90% of our portfolio by appraised value as of January 31, 2004 had agreed with the servicer to a restructuring in which the lessee would pay its arrears over a 24 month period.

Asia and the Far East

As at September 30, 2004, we leased 28 aircraft representing 17.39% of our portfolio by appraised value as of January 31, 2004 to 14 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region.

A decline in tourism in this area may adversely affect demand for aircraft in the region. For example, in the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This led to widespread disruption in travel within and from outside the region. Airlines suffered substantial cutbacks in the number of passengers travelling and many flight schedules were reduced. These factors adversely affected the ability of lessees in the region to make payments under their leases. Current indications are that the region has recovered and is experiencing traffic growth.

At September 30, 2004 an Indonesian lessee of two aircraft representing 0.21% of our portfolio by appraised value as of January 31, 2004 was in arrears. Since September 30, 2004 these two aircraft have been redelivered. The servicer is currently in discussions regarding outstanding amounts.

Africa

At September 30, 2004 we leased six aircraft representing 5.91% of our portfolio by appraised value at January 31, 2004 to lessees in Africa.

During the three month period ended September 30, 2004, a lessee of one B767-300ER aircraft representing 2.07% of our portfolio by appraised value at January 31, 2004, returned the aircraft early.

Other

We also leased three aircraft representing 2.52% of our portfolio by appraised value as of January 31, 2004 to a lessee in Ukraine and one aircraft representing 0.19% of our portfolio by appraised value as of January 31, 2004 to a lessee in Australia.

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

One requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For the majority of our aircraft, installation of GPWS will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs.

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At September 30, 2004, 26 aircraft representing 14.95% of the portfolio by appraised value as of January 31, 2004, were MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 26 aircraft will cost approximately $10.9 million. To date, we have completed the modification of fourteen aircraft at a cost of $6.1 million. We expect to complete the modification of the remaining aircraft by September 30, 2005 at an estimated cost of $4.8 million.

The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 53 Boeing 737 aircraft, representing 37.98% of our portfolio by appraised value at January 31, 2004, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards.

In early 2004 Boeing discovered cracks at the lap joint areas on a number of B737-200/300/400/500 aircraft which were caused by scribe marks from sharp instruments used in paint, sealant and de-cal removal. Boeing is expected to release a Service Bulletin ("SB") in December 2004 which may be mandated by the FAA. This SB will provide inspection criteria and repair guidelines for all aircraft based on total aircraft cycles versus scribing risk (assessed on paint stripping frequency). If the SB is mandated by the FAA the servicer will assess our portfolio of B737 aircraft to determine what cost and remedial action is necessary.

The FAA has issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. The majority of the cost of these modifications is expected to be covered by the manufacturer, with the operators only being responsible for the labour costs of the modifications, estimated at $20,000 per aircraft and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our 53 Boeing 737 aircraft comply with these modifications.

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

The incurrence of any of the foregoing costs will further adversely impact our results of operations.

Results of Operations - Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003.

Airplanes Group's results for the three months ended September 30, 2004 reflected a continuation of the difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $27 million in cash from operations in the three months ended September 30, 2004 compared to $10 million in the same period of the previous year. The increase in cash generated from operations in the three month period ended September 30, 2004 is primarily attributable to positive maintenance cashflows and lower interest payments, offset by a reduction in lease revenues due to an increased level of lease restructurings and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above.

There was a net loss after taxation for the three months ended September 30, 2004 of $218 million (Airplanes Limited: $195 million; Airplanes Trust: $23 million) compared to a net loss after taxation for the three months ended September 30, 2003 of $438 million (Airplanes Limited: $402 million; Airplanes
Trust: $36 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $30 million to a profit of $4 million for the three months ended September 30, 2004 was primarily attributable to an increase in profit from aircraft sales and decreased interest expense offset by decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues for the three months ended September 30, 2004 were $47 million (Airplanes Limited: $44 million; Airplanes Trust: $3 million) compared with $49 million (Airplanes Limited: $46 million; Airplanes Trust: $3 million) for the three months ended September 30, 2003. The decrease in 2004 was primarily attributable to a number of lease restructurings including rental reductions and the number of aircraft which were off lease during the three months ended September 30, 2004. At September 30, 2004, we had 143 of our 156 aircraft on lease (Airplanes Limited: 133 aircraft; Airplanes Trust: 10 aircraft) compared to 155 of our 176 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes
Trust: 10 aircraft) at September 30, 2003.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. An impairment review is required whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value as measured by net undiscounted estimated future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft a SFAS 144 assessment resulted in the requirement for an impairment provision of $Nil (Airplanes Limited: $Nil; Airplanes Trust: $Nil) in the three month period ended September 30, 2004.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended September 30, 2004 amounted to $20 million (Airplanes Limited: $20 million; Airplanes
Trust: $Nil million) as compared with $27 million (Airplanes Limited:
$26million; Airplanes Trust: $1 million) for the three months ended September 30, 2003. The reduction in the charge in the three month period ended September 30, 2004 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2004 and to a lesser extent, aircraft sales in previous periods.

Net Interest Expense

Net interest expense was $259 million (Airplanes Limited: $236 million; Airplanes Trust: $23 million), of which $37 million related to interest on the class A to D notes and swaps and $222 million related to interest on the class E notes, in the three month period ended September 30, 2004 compared to $209 million (Airplanes Limited: $190 million; Airplanes Trust: $19 million), of which $40 million related to interest on the class A to D notes and swaps and $169 million related to interest on the class E notes, in the three month period ended September 30, 2003. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $53 million, partially offset by lower average debt and interest rates in the three months ended September 30, 2004.

The weighted average interest rate on the class A to D notes during the three months ended September 30, 2004 was 5.59% and the average debt in respect of the class A to D notes outstanding during the period was $2,473 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the three months to September 30, 2003 was 6.09% and the average debt in respect of the class A to D notes outstanding during the period was $2,614 million.

The difference for the three months ended September 30, 2004 in Airplanes Group's net interest expense of $259 million (Airplanes Limited: $236 million; Airplanes Trust: $23 million) and cash paid in respect of interest of $15 million (Airplanes Limited: $14 million; Airplanes Trust: $1 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid and that the interest on the class B, C and D notes is now also being accrued and not paid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended September 30, 2004, Airplanes Group earned interest income (including lessee default interest) of $Nil compared with $1 million in the three months ended September 30, 2003 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended September 30, 2004, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $3 million (Airplanes Limited:
$3 million; Airplanes Trust: $Nil) in respect of bad and doubtful debts in the three months ended September 30, 2004 compared with no change in the level of provisions for the three months ended September 30, 2003.

Other Lease Costs

Other lease costs, comprising aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended September 30, 2004 amounted to $3 million (Airplanes Limited: $1 million; Airplanes Trust: $2 million) compared with other lease costs of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) in the three months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2004 amounted to $8 million (Airplanes Limited: $7 million; Airplanes Trust: $1 million) as compared to the expense that was incurred in the three months ended September 30, 2003 of $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended September 30, 2004 and the three months ended September 30, 2003 include $6 million (Airplanes
Limited: $6 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended September 30, 2004 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $1 million (Airplanes Limited: $1 million; Airplanes Trust $Nil) for the three month period ended September 30, 2003.

Operating Loss on Continuing Operations

The operating loss on continuing operations for the three month period ended September 30, 2004 was $240 million (Airplanes Limited: $217 million; Airplanes
Trust: $23 million) compared with an operating loss of $374 million for the three month period ended September 30, 2003 (Airplanes Limited: $349 million; Airplanes Trust: $25 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $Nil (Airplanes Limited: $Nil; Airplanes Trust: $Nil) in the three month period ended September 30, 2004, as compared with a tax benefit of $2 million

(Airplanes Limited: $Nil; Airplanes Trust: $2 million) for the three month period ended September 30, 2003.

Net Loss on Continuing Operations

The net loss after taxation on continuing operations for the three months ended September 30, 2004 was $240 million (Airplanes Limited: $217 million; Airplanes
Trust: $23 million) compared with a net loss after taxation on continuing operations for the three months ended September 30, 2003 of $372 million (Airplanes Limited: $349 million; Airplanes Trust: $23 million).

Discontinued Operations

Sales proceeds of $47 million (Airplanes Limited: $47 million; Airplanes Trust:
$Nil) in respect of the sale of three MD11 aircraft, three DC9-32 aircraft, two DC8-71F aircraft, one DHC8-300C and one A300C4-200, were received in the three month period ended September 30, 2004. The net book value of the aircraft sold was $26 million (Airplanes Limited: $26 million; Airplanes Trust: $Nil). Lease rentals of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) has been included in discontinued operations. In the three month period ended September 30, 2003, the ten aircraft sold in the three month period ended September 30, 2004 along with the aircraft classified as "held for sale" had generated lease revenue of $4 million (Airplanes Limited: $4 million; Airplanes
Trust: $Nil) and had incurred impairment charges of $65 million (Airplanes
Limited: $52 million; Airplanes Trust: $13 million) and depreciation of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil). The net loss of $66 million (Airplanes Limited: $53 million;, Airplanes Trust: $13 million) has been included in discontinued operations in the three month period ended September 30, 2003.

Net Loss after Taxation and Discontinued Operations

The net loss after taxation and discounted operations for the three month period ended September 30, 2004 was $218 million (Airplanes Limited: $195 million; Airplanes Trust: $23 million) compared with a net loss after taxation for the three month period ended September 30, 2003 of $438 million (Airplanes Limited:
$402 million; Airplanes Trust: $36 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" continue to impair our cashflows.

Liquidity

Cash balances at September 30, 2004 amounted to $139 million (Airplanes Limited:
$133 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2003 of $121 million (Airplanes Limited: $115 million; Airplanes
Trust: $6 million). The principal reason for the increase in cash balances is due to the receipt of sales proceeds following the September 15, 2004 payment date which were subsequently distributed on October 15, 2004.

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2004 amounted to $27 million (Airplanes Limited: $25 million; Airplanes
Trust: $2 million) compared with $10 million in the three months ended September 30, 2003 (Airplanes Limited: $7 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $15 million in the three months ended September 30, 2004 (Airplanes Limited: $14 million; Airplanes Trust: $1 million) compared with $39 million in the three months ended September 30, 2003 (Airplanes Limited: $35 million; Airplanes Trust: $4 million). The increase in cash provided by operating activities in the three month period ended September 30, 2004 is primarily attributable to aircraft sales proceeds, positive maintenance cashflows, offset by a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime.

Investing and Financing Activities

Cashflows provided by investing activities in the three months ended September 30, 2004 were $47 million (Airplanes Limited: $47 million; Airplanes Trust: $Nil million). This includes proceeds of $47 million (Airplanes Limited: $47 million; Airplanes Trust: $Nil) from the sale of two DC8-71F aircraft, three MD11 aircraft, three DC9-32 aircraft, one A300C4-200 aircraft and one DHC8 aircraft. In the three months ended September 30, 2003, cashflows provided by investing activities were $Nil (Airplanes Limited: $Nil; Airplanes Trust: $Nil).

Cashflows used in financing activities in the three months ended September 30, 2004 primarily reflect the repayment of $27 million of principal on subclass A-6 notes by Airplanes Group (Airplanes Limited: $24 million; Airplanes Trust: $3 million) compared with $23 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $21 million; Airplanes
Trust: $2 million) in the three months ended September 30, 2003.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,044 million (Airplanes Limited: $2,774 million; Airplanes Trust: $270 million) at September 30, 2004 and $3,188 million (Airplanes Limited: $2,901 million; Airplanes Trust: $287 million) at September 30, 2003. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,453 million (Airplanes Limited: $2,232 million; Airplanes Trust: $221 million) at September 30, 2004 and $2,597 million (Airplanes Limited: $2,363 million; Airplanes Trust:
$234 million) at September 30, 2003. Airplanes Group had $591 million class E notes outstanding at September 30, 2004 and September 30, 2003.

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

Prior to March 15, 2003, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes was subclass A-6, subclass A-9 and subclass A-8 in that order. Because there was no refinancing of the subclass A-8 notes by March 15, 2003, the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes is now subclass A-8 and subclass A-9 in that order (the subclass A-6 notes having been repaid on October 15, 2004).

Results of Operations - Six Months Ended September 30, 2004 Compared with Six Months Ended September 30, 2003.

Airplanes Group's results for the six months ended September 30, 2004 reflected a continuation of the difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $62 million in cash from operations in the six months ended September 30, 2004 compared to $10 million in the same period of the previous year. The increase in cash generated from operations in the six month period ended September 30, 2004 is primarily attributable to positive maintenance cashflows and lower interest payments, offset by a reduction in lease revenues due to an increased level of lease restructurings and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above.

There was a net loss after taxation for the six months ended September 30, 2004 of $458 million (Airplanes Limited: $418 million; Airplanes Trust: $40 million) compared to a net loss after taxation for the six months ended September 30, 2003 of $619 million (Airplanes Limited: $566 million; Airplanes Trust: $53 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $51 million to a loss of $3 million for the six months ended September 30, 2004 was primarily attributable to an increase in profit from aircraft sales and decreased interest expense offset by decrease in lease revenues as discussed below.

Leasing Revenues

Leasing revenues for the six months ended September 30, 2004 were $95 million (Airplanes Limited: $90 million; Airplanes Trust: $5 million) compared with $102 million (Airplanes Limited: $96 million; Airplanes Trust: $6 million) for the six months ended September 30, 2003. The decrease in 2004 was primarily attributable to a number of lease restructurings including rental reductions and the number of aircraft which were off lease during the six months ended September 30, 2004. At September 30, 2004, we had 143 of our 156 aircraft on lease (Airplanes Limited: 133 aircraft; Airplanes Trust: 10 aircraft) compared to 155 of our 176 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes
Trust: 10 aircraft) at September 30, 2003.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. An impairment review is required whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value as measured by net undiscounted estimated future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft a SFAS 144 assessment resulted in the requirement for an impairment provision of $19 million (Airplanes Limited: $19 million; Airplanes Trust: $Nil) in the six month period ended September 30, 2004.

Depreciation and Amortization

The charge for depreciation and amortization in the six months ended September 30, 2004 amounted to $41 million (Airplanes Limited: $40 million; Airplanes
Trust: $1 million) as compared with $56 million (Airplanes Limited: $53 million; Airplanes Trust: $3million) for the six months ended September 30, 2003. The reduction in the charge in the six month period ended September 30, 2004 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2004 and to a lesser extent, aircraft sales in previous periods.

Net Interest Expense

Net interest expense was $501 million (Airplanes Limited: $456 million; Airplanes Trust: $45 million), of which $72 million related to interest on the class A to D notes and swaps and $429 million related to interest on the class E notes, in the six month period ended September 30, 2004 compared to $409 million (Airplanes Limited: $372 million; Airplanes Trust: $37 million), of which $80 million related to interest on the class A to D notes and swaps and $329 million related to interest on the class E notes, in the six month period ended September 30, 2003. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $100 million, partially offset by lower average debt and interest rates in the six months ended September 30, 2004.

The weighted average interest rate on the class A to D notes during the six months ended September 30, 2004 was 5.54% and the average debt in respect of the class A to D notes outstanding during the period was $2,490 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the six months to September 30, 2003 was 6.15% and the average debt in respect of the class A to D notes outstanding during the period was $2,619 million.

The difference for the six months ended September 30, 2004 in Airplanes Group's net interest expense of $501 million (Airplanes Limited: $456 million; Airplanes
Trust: $45 million) and cash paid in respect of interest of $30 million (Airplanes Limited: $28 million; Airplanes Trust: $2 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid and that the interest on the class B, C and D notes is now also being accrued and not paid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the six months ended September 30, 2004, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust $Nil), compared with $1 million in the six months ended September 30, 2003 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the six month period ended September 30, 2004, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) in respect of bad and doubtful debts in the six months ended September 30, 2004 compared with a net provision of $3 million (Airplanes Limited: $2 million; Airplanes
Trust: $1 million) for the six months ended September 30, 2003.

Other Lease Costs

Other lease costs comprising aircraft related technical expenditure associated with remarketing the aircraft, in the six months ended September 30, 2004 amounted to $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) compared with other lease costs of $15 million (Airplanes Limited: $15 million; Airplanes Trust: $Nil) in the six months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended September 30, 2004 amounted to $16 million (Airplanes Limited: $15 million; Airplanes Trust: $1 million) as compared to the expense that was incurred in the six months ended September 30, 2003 of $16 million (Airplanes Limited: $15 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the six months ended September 30, 2004 and the six months ended September 30, 2003 include $12 million (Airplanes
Limited: $12 million; Airplanes Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the six month period ended September 30, 2004 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) for the six month period ended September 30, 2003.

Operating Loss on Continuing Operations

The operating loss on continuing operations for the six months ended September 30, 2004 was $481 million (Airplanes Limited: $439 million; Airplanes Trust: $42 million) compared with an operating loss of $571 million for the six months ended September 30, 2003 (Airplanes Limited: $527 million; Airplanes Trust: $44 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $1 million (Airplanes Limited: $Nil; Airplanes Trust:
$1 million) in the six months ended September 30, 2004, as compared with a tax benefit of $17 million (Airplanes Limited: $13 million; Airplanes Trust: $4 million) for the six months ended September 30, 2003. The benefit in the six months ended September 30, 2003 relates primarily to a release of deferred tax provisions in the Irish Subsidiary companies which were deemed unnecessary due to the level of losses forward.

Net Loss on continuing operations

The net loss on continuing operations after taxation for the six months ended September 30, 2004 was $482 million (Airplanes Limited: $439 million; Airplanes
Trust: $43 million) compared with a net loss on continuing operations after taxation for the six months ended September 30, 2003 of $554 million (Airplanes
Limited: $514 million; Airplanes Trust: $40 million).

Discontinued Operations

Sales proceeds of $53 million (Airplanes Limited: $48 million; Airplanes Trust:
$5 million) in respect of the sale of three MD11 aircraft, three DC9-32 aircraft, five DC8-71F aircraft, one DHC8-300C, one B737-200A and one A300C4-200, were received in the six month period ended September 30, 2004. The net book value of the aircraft sold was $25 million (Airplanes Limited: $23 million; Airplanes Trust: $2 million). These aircraft along with the aircraft currently classified as "held for sale", had also generated lease rentals of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil) and incurred impairment charges of $7 million (Airplanes Limited: $7 million; Airplanes
Trust: $Nil) in the six month period ended September 30, 2004. The net loss of $4 million (Airplanes Limited: $4 million; Airplanes Trust $Nil) has been included in discontinued operations. In the six month period ended September 30, 2003, the ten aircraft sold in the six month period ended September 30, 2004 along with the aircraft currently classified as "held for sale", had generated lease revenue of $10 million (Airplanes Limited: $10 million; Airplanes Trust:
$Nil) and had incurred impairment charges of $65 million (Airplanes Limited: $52 million; Airplanes Trust: $13 million) and depreciation of $9 million (Airplanes
Limited: $9 million; Airplanes Trust: $Nil). Sales proceeds of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of the sale of one DC9-51 and two Metro III aircraft were received in the six month period ended September 30, 2003. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil). The net loss of $65 million relating to all thirteen aircraft sold, and the aircraft held for sale, (Airplanes Limited: $52 million; Airplanes Trust: $13 million) has been included in discontinued operations in the six month period ended September 30, 2003.

Net Loss after Taxation and Discontinued Operations

The net loss after taxation and discontinued operations for the six months ended September 30, 2004 was $458 million (Airplanes Limited: $418 million; Airplanes
Trust: $40 million) compared with a net loss after taxation for the six month period ended September 30, 2003 of $619 million (Airplanes Limited: $566 million; Airplanes Trust: $53 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" continue to impair our cashflows.

Liquidity

Cash balances at September 30, 2004 amounted to $139 million (Airplanes Limited:
$133 million; Airplanes Trust: $6 million) compared to cash balances at September 30, 2003 of $121 million (Airplanes Limited: $115 million; Airplanes
Trust: $6 million). The principal reason for the increase in cash balances is due to the receipt of sales proceeds following the September 15, 2004 payment date which were subsequently distributed on October 15, 2004.

Operating Activities

Net cash provided by operating activities in the six months ended September 30, 2004 amounted to $62 million (Airplanes Limited: $62 million; Airplanes Trust:
$Nil million) compared with $10 million in the six months ended September 30, 2003 (Airplanes Limited: $7 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $30 million in the six months ended September 30, 2004 (Airplanes Limited: $28 million; Airplanes Trust: $2 million) compared with $78 million in the six months ended September 30, 2003 (Airplanes
Limited: $71 million; Airplanes Trust: $7 million). The increase in cash provided by operating activities in the six month period ended September 30, 2004 is primarily attributable to aircraft sales proceeds, positive maintenance cashflows, offset by a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime.

Investing and Financing Activities

Cashflows provided by investing activities in the six months ended September 30, 2004 were $53 million (Airplanes Limited: $48 million; Airplanes Trust: $5 million). This includes proceeds of $53 million (Airplanes Limited: $48 million; Airplanes Trust: $5 million) from the sale of five DC8-71F aircraft, one B737-200A aircraft, three MD11 aircraft, three DC9-32 aircraft, one A300C4-200 aircraft and one DHC8 aircraft. In the six months ended September 30, 2003, cashflows provided by investing activities included the receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one DC9-51 aircraft and two Metro III aircraft.

Cashflows used in financing activities in the six months ended September 30, 2004 primarily reflect the repayment of $60 million of principal on subclass A-6 notes by Airplanes Group (Airplanes Limited: $55 million; Airplanes Trust: $5 million) compared with $30 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $27 million; Airplanes
Trust: $3 million) in the six months ended September 30, 2003.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $3,044 million (Airplanes Limited: $2,774 million; Airplanes Trust: $270 million) at September 30, 2004 and $3,188 million (Airplanes Limited: $2,901 million; Airplanes Trust: $287 million) at

September 30, 2003. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,453 million (Airplanes Limited: $2,232 million; Airplanes
Trust: $221 million) at September 30, 2004 and $2,363 million (Airplanes
Limited: $2,363 million; Airplanes Trust: $234 million) at September 30, 2003. Airplanes Group had $591 million class E notes outstanding at September 30, 2004 and September 30, 2003.

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

Prior to March 15, 2003, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes was subclass A-6, subclass A-9 and subclass A-8 in that order. Because there was no refinancing of the subclass A-8 notes by March 15, 2003, the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes is now subclass A-8 and subclass A-9 in that order (the subclass A-6 notes having been repaid on October 15, 2004).

Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from July 10, 2004 to October 15, 2004.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The cashflow information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information must be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Annual Report on Form 10-K for the year ended March 31, 2004 and Report on Form 10-Q for the quarter ended June 30, 2004 which are filed with the Securities and Exchange Commission and available from http://www.sec.gov and "Item 1. Financial Statements (Unaudited)" of this Report on Form 10-Q.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended August 16, 2004, September 15, 2004 and October 15, 2004. The financial data in these reports includes cash receipts from July 10, 2004 (first day of the Calculation Period for the August 2004 Report) up to October 8, 2004 (last day of the Calculation Period for the October 2004 Report). Page 41 presents the cumulative cashflow information from March 2001 to the October 2004 payment date. This report, however, limits its commentary to the Three Month Period.

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

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page [46].

Cash Collections

"Total Cash Collections" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $110.7 million in Total Cash Collections, $12.9 million greater than the 2001 Base Case. This difference is due to a combination of the factors set out below. The numbers in square brackets below refer to the line item number shown on page [45].

[2]  Renegotiated Leases

     "Renegotiated Leases" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $1.6 million, as compared to $Nil assumed in the 2001 Base Case. This related to renegotiations with two Latin American lessees, one North American lessee and two Asian lessees representing 7 aircraft in total on lease to these lessees at September 30, 2004.

     For details of current lessee restructurings please refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $35.8 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three MD11 aircraft, three DC9-51 aircraft, one DC9-32 aircraft, six DC8-71F aircraft, one DHC8-300C aircraft, two B727-200A aircraft, seven B737-200A aircraft, three Metro-III aircraft and one A300B4-200 aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $7.7 million in lease rentals compared to the 2001 Base Case in the Three Month Period. Lease rentals totaling $0.1 million were received in the Three Month Period in respect of one A300C4-200 aircraft which has remained on lease after its assumed sale date in the 2001 Base Case.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Three Month Period, Contracted Lease Rentals were $57.2 million, which was $45.0 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net increase of $2.5 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Three Month Period. Net Stress-Related Costs incurred in the Three Month Period amounted to a net cash outflow of $6.2 million (6.1% of Lease Rentals) compared to $6.1 million outflow assumed in the 2001 Base Case, a variance of $0.1 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are lease rental arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Three Month Period as compared to the 2001 Base Case assumption of $1.0 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $3.4 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Three Month Period.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had seventeen aircraft AOG at various times during the Three Month Period and at September 30, 2004, thirteen aircraft were AOG, four of which were subject to a letter of intent for sale and one of which was subject to a letter of intent for lease. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $10.1 million (9.9% of Lease Rentals), as compared to $4.3 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, Other Leasing Income amounted to $0.5 million, as compared to $Nil assumed under the 2001 Base Case.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Three Month Period, Repossession Costs amounted to $Nil, as compared to $0.8 million (0.8% of Lease Rentals) assumed under the 2001 Base Case.

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rental amounted to $48.5 million, $47.6 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount ($80 million plus the security deposit amount, subject to available cashflows), in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, Interest Earned amounted to $0.3 million, $1.4 million less than that assumed in the 2001 Base Case. The difference is due to a lower cash balance in the Collection Account as available cashflows were adequate to allocate only $60 million to the cash liquidity reserve amount on each payment date in the Three Month Period (refer to item 29A below), and a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 1.5% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $47.5 million were received in the Three Month Period in respect of the sale of three MD11 aircraft, two DC8-71F aircraft, three DC9-32 aircraft, one DHC8-300C aircraft and one A300C4-200 aircraft. Sale deposits totalling $0.6 million were received in the Three Month Period in respect of one MD83 aircraft which was subsequently sold on October 14, 2004 and one DHC8-100 aircraft which is subject to a letter of intent for sale. In the 2001 Base Case, aircraft sales proceeds were assumed to be $Nil in the Three Month Period. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $8.4 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

[18] Other Receipts

     "Other Receipts" consist of $5.4 million received in the Three Month Period from GE Capital under the Tax Sharing Agreement in respect of utilisation by GE Capital of tax losses of Airplanes Group US companies for the year ended December 31, 2003.


CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $13.6 million compared to $13.3 million assumed in the 2001 Base Case, a negative variance of $0.3 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $4.8 million (or 4.7% of Lease Rentals) compared to $5.1 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were lower than the 2001 Base Case assumption primarily due to lower than assumed transition costs on aircraft delivering to new lessees and lower payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     "SG&A Expenses" relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.6 million, as compared to $5.9 million assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:
                                                                       $M
                                                                      ----
     Retainer Fee.................................................     5.6
     Minimum Incentive Fee .......................................     0.0
     Core Cashflow/Sales Incentive Fee ...........................     0.0
                                                                      ----
     Total Aircraft Servicer Fee..................................     5.6
                                                                      ====

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $3.2 million, $0.9 million higher than an assumed expense of $2.3 million in the 2001 Base Case.

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

     "Shortfall in Liquidity Reserve" relates to any shortfall in the funds allocated to the "First Collection Account Top-up" and "Second Collection Account Top-up" as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the applicable liquidity reserve amount under the priority of payments applicable to Airplanes Group. Since the May 2003 payment date there has been a depletion of the "Second Collection Account Top-up" and beginning on the December 15, 2003 payment date cashflows have been insufficient to allocate any funds to the "Second Collection Account Top-up". On the October 15, 2004 payment date, there was a shortfall in the liquidity reserve amount of

     $43.5 million as compared to a shortfall of $45.4 million on the July 15, 2004 payment date, representing an overall decrease of $1.9 million in the Shortfall in Liquidity Reserve for the Three Month Period. This decrease in the Shortfall in Liquidity Reserve is explained by a net reduction of $1.9 million in the security deposit reserve amount in the Three Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30] Interest Payments

     In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $7.8 million which is $32.7 million lower than assumed under the 2001 Base Case.

     Interest payments on the floating rate class A notes amounted to $7.8 million, $11.6 million lower than assumed under the 2001 Base Case, reflecting a lower than expected level of average interest rates on the floating rate notes, the impact of which was partly offset by a higher principal balance outstanding on these notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Three Month Period was 1.7%. Our cashflows have been inadequate to pay any interest on the class B, C and D notes in the Three Month Period. Interest payments assumed under the 2001 Base Case in the Three Month Period amounted to $3.2 million, $7.1 million and $10.8 million respectively on the class B, C and D notes. Interest has begun to accrue on the unpaid interest on the class B, C and D notes in accordance with the terms of these notes and will continue to accrue until the arrears of interest are paid in full. Accrued and unpaid interest (including interest accrued on unpaid interest) amounted to $4.2 million, $27.0 million and $41.2 million respectively on the class B, C and D notes following the October 15, 2004 payment date.

     In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

     Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum began to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the priority of payments applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cashflows have not been sufficient to allow payment of step-up interest on any of the payment dates since March 2003 and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at October 15, 2004 was $5.7 million.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Three Month Period, which included a payment of $1.0 million relating to the purchase of an interest rate cap, were $9.0 million compared to $Nil assumed in the 2001 Base Case.

[33] Principal Payments

     In the forty-three month period from March 10, 2001 to October 15, 2004, total principal payments amounted to $519.1 million (comprising $467.6 million on the class A notes and $51.5 million on the class B notes), $131.8 million less than assumed in the 2001 Base Case. The breakdown of the $131.8 million variance is set out on page [47]. In the Three Month Period, total principal payments amounted to $78.4 million, (comprising $78.4 million on the class A notes), $34.4 million greater than assumed in the 2001 Base Case. The breakdown of the $34.4 million variance is set out on page [46].

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,459.9 million at October 15, 2004. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2004 and valued the current portfolio at $1,866.1 million. Applying the declining value assumptions to this appraisal, the total appraised value was $1,763.0 million at October 15, 2004.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, we have been required to pay class A principal adjustment amount to the extent of available cashflows throughout the forty-three month period since the 2001 refinancing. However, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the class A principal adjustment amount ranks ahead of the scheduled principal payments on the class C and D notes, and since available cashflows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the forty-three month period since the 2001 refinancing. Total deferrals of class C and class D scheduled principal amounts amounted to $92.4 million and $60.3 million respectively as of October 15, 2004.

     Based on the most recent annual appraisal dated January 31, 2004, the decline in appraised values in the year to the February 2004 payment date was approximately $176 million more than the decline assumed in the 1996 Base Case. The decline in appraised values in this period has resulted in an increase in the arrears of class A principal adjustment amount at the February 17, 2004 payment date from $343.5 million to $451.2 million. The class A principal adjustment amount outstanding was $490.2 million as at October 15, 2004.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A and B notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals referred to above). As a result of earlier payments of class A principal adjustment amounts, described above, we remained ahead of the required class A minimum principal payment schedule. However, as described above, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on the December 15, 2003 payment date and minimum principal arrears on the class A notes were $119.6 million following the October 15, 2004 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Minimum principal arrears on the class B notes were $37.9 million following the October 15, 2004 payment date.

     The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft. The current market value of each of our aircraft is less than, and in some cases significantly less than the appraised value. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further. However, since we are no longer able to pay class A principal adjustment amount and since, as a result of our consent solicitation, we are no longer required to sell our aircraft at or above the note target price, the appraised values of our aircraft are now of little significance except as a basis for providing statistical information on the portfolio and for complying with certain technical provisions in the indentures.

     OTHER ISSUES

     For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see "Recent Developments" above.

Note                      Report Line Name                 Description
- ----                      ----------------                 -----------
                          CASH COLLECTIONS
[1]                       Lease Rentals..................  Assumptions as per the 2001 Base Case
[2]                       - Renegotiated Leases..........  Change in contracted rental cash flow caused by a renegotiated lease
[3]                       - Rental Resets................  Re-leasing events where new lease rate deviated from the 2001
                                                           Base Case
[4]                       - Lease Rentals - Aircraft
                          Sales..........................  Revenue foregone on aircraft sold prior to their assumed sale date in the 2001 Base Case net of revenue received on aircraft remaining on lease after their assumed sale date in the 2001
                                                           Base Case
[5]  SUM [1]...[4]        Contracted Lease Rentals.......  Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                       Movement in Current Arrears
                          Balance........................  Current Contracted Lease Rentals not received as at the latest
                                                           Calculation Date, excluding Bad Debts
[7]                       Less Net Stress Related Costs..
[8]                       - Bad Debts....................  Arrears owed by former lessees and deemed irrecoverable
[9]                       - Deferred Arrears Balance.....  Current arrears that have been capitalized and restructured as a
                                                           Note Payable
[10]                      - AOG..........................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                      - Other Leasing Income.........  Includes lease termination payments, rental guarantees and late payments charges
[12]                      - Repossession.................  Legal and technical costs incurred in repossessing aircraft.
[13] SUM [8]...[12]       Sub-total
[14] [5]+[6]+[13]         Net Lease Rental...............  Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress Related Costs
[15]                      Interest Earned................  Interest earned on monthly cash balances
[16]                      Aircraft Sales.................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                      Net Maintenance................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                      Other Receipts.................  Receipts from GE Capital under the Tax Sharing Agreement
[19] SUM [14]...[18]      Total Cash Collections.........  Net Lease Rental + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

                          CASH EXPENSES
                          Aircraft Operating Expenses....  All operational costs related to the leasing of aircraft.
[20]                      Releasing and Other Overheads..  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                          SG&A Expenses
[21]                      Aircraft Servicer Fees.........  Monthly and annual fees paid to servicer
                          - Retainer Fee.................  Fixed amount per month per aircraft
                          - Minimum Incentive Fee........  Minimum annual fee paid to servicer for performance above an annually agreed target.
                          - Core Cashflow/Sales            Fees (in excess of Minimum Incentive Fee above) paid to servicer
                          Incentive Fee                    for performance above an annually agreed target/on sale of an aircraft.
[22] [21]                 Sub-total
[23]                      Other Servicer Fees and Other
                          Overheads......................  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[23A]                     Other SG&A Expenses............  Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the 2001 Base Case and costs relating to the 2003 consent solicitation for Indenture amendment
[24] [22]+[23]+[23A]      Sub-total
[25]  [20]+[24]           Total Cash Expenses............  Aircraft Operating Expenses + SG&A Expenses

                          NET CASH COLLECTIONS
[26]  [19]                Total Cash Collections.........  Line 19 above
[27]  [25]                Total Cash Expenses............  Line 25 above
[28]                      Movement in Expense Account....  Relates to reduction in accrued expense amounts
[29]                      Reduction in Liquidity Reserve.  Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[29A]                     Shortfall in Liquidity Reserve.  Shortfall in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]                      Interest Payments..............  Interest paid on all outstanding debt
[31]                      Swap payments..................  Net swap payments (paid)/received
[32] SUM [26]...[31]
                          Total

[33]                      Principal payments.............  Principal payments on debt

   Airplanes Group Cashflow Performance for the Period from July 10, 2004 to
                          October 15, 2004 (3 Months)

         Comparison of Actual Cashflows versus 2001 Base Case Cashflows

                                                                                                   % of Lease Rentals under
                                                                                                     the 2001 Base Case
                                                                           2001                              2001
                                                                           ----                              ----
                                                              Actual     Base Case     Variance    Actual  Base Case    Variance
                                                              ------     ---------     --------    ------  ---------    --------
                   CASH COLLECTIONS                                    ($ Millions)

1                  Lease Rentals                               102.2        102.2         0.0      100.0%     100.0%       0.0%
2                  -  Renegotiated Leases                       (1.6)         0.0        (1.6)      (1.6%)      0.0%      (1.6%)
3                  -  Rental Resets                            (35.8)         0.0       (35.8)     (35.0%)      0.0%     (35.0%)
4                  -  Lease Rentals - Aircraft Sales            (7.6)         0.0        (7.6)      (7.4%)      0.0%      (7.4%)
                                                             -------      -------       -----     -------    -------     ------

5    SUM 1 - 4     Contracted Lease Rentals                     57.2        102.2       (45.0)      56.0%     100.0%     (44.0%)
6                  Movement in Current Arrears Balance          (2.5)         0.0        (2.5)      (2.4%)      0.0%      (2.4%)
7                  less Net Stress Related Costs
8                  -  Bad Debts                                  0.0         (1.0)        1.0        0.0%      (1.0%)      1.0%
9                  -  Deferred Arrears Balance                   3.4          0.0         3.4        3.3%       0.0%       3.3%
10                 -  AOG                                      (10.1)        (4.3)       (5.8)      (9.9%)     (4.2%)     (5.7%)
11                 -  Other Leasing Income                       0.5          0.0         0.5        0.5%       0.0%       0.5%
12                 -  Repossession                               0.0         (0.8)        0.8        0.0%      (0.8%)      0.8%
                                                             -------      -------       -----     -------    -------     ------
13   SUM 8 - 12    Sub-total                                    (6.2)        (6.1)       (0.1)      (6.1%)     (6.0%)     (0.1%)
14   5+6+13        Net Lease Rental                             48.5         96.1       (47.6)      47.5%      94.0%     (46.6%)
15                 Interest Earned                               0.3          1.7        (1.4)       0.3%       1.7%      (1.4%)
16                 Aircraft Sales                               48.1          0.0        48.1       47.1%       0.0%      47.1%
17                 Net Maintenance                               8.4          0.0         8.4        8.2%       0.0%       8.2%
18                 Other Receipts                                5.4          0.0         5.4        5.3%       0.0%       5.3%
                                                             -------      -------       -----     -------    -------     ------
19   SUM 14 - 18   Total Cash Collections                      110.7         97.8        12.9      108.3%      95.7%      12.6%
                                                             =======      =======       =====     =======    =======     ======

                   CASH EXPENSES
                   Aircraft Operating Expenses
20                 -  Re-leasing and other overheads            (4.8)        (5.1)        0.3       (4.7%)     (5.0%)      0.3%

                   SG&A Expenses
21                 Aircraft Servicer Fees
                   -  Retainer Fee                              (5.6)        (5.5)       (0.1)      (5.5%)     (5.4%)     (0.1%)
                   -  Minimum Incentive Fee                      0.0         (0.4)        0.4        0.0%      (0.4%)      0.4%
                   -  Core Cashflow/Sales Incentive Fee          0.0          0.0         0.0        0.0%       0.0%       0.0%
                                                             -------      -------       -----     -------     ------     ------
22        21       Sub-total                                    (5.6)        (5.9)        0.3       (5.5%)     (5.8%)      0.3%
23                 Other Servicer Fees and Other Overheads      (3.2)        (2.3)       (0.9)      (3.1%)     (2.3%)     (0.9%)
23A                Other SG&A Expenses                           0.0          0.0         0.0        0.0%       0.0%       0.0%
                                                             -------      -------       -----     -------     ------     ------
24   22+23+23A     Sub-total                                    (8.8)        (8.2)       (0.6)      (8.6%)     (8.0%)     (0.6%)
                                                             -------      -------       -----     -------     ------     ------
25    24+20        Total Cash Expenses                         (13.6)       (13.3)       (0.3)     (13.3%)    (13.0%)     (0.3%)
                                                             =======      =======       =====     =======     ======     ======

                   NET CASH COLLECTIONS
26        19       Total Cash Collections                      110.7         97.8        12.9      108.3%      95.7%      12.6%
27        25       Total Cash Expenses                         (13.6)       (13.3)       (0.3)     (13.3%)    (13.0%)     (0.3%)
28                 Movement in Expense Account                   0.0          0.0         0.0        0.0%       0.0%       0.0%
29                 Reduction in Liquidity Reserve                0.0          0.0         0.0        0.0%       0.0%       0.0%
29A                Shortfall in Liquidity Reserve               (1.9)         0.0        (1.9)      (1.9%)      0.0%      (1.9%)
30                 Interest Payments                            (7.8)       (40.5)       32.7       (7.6%)    (39.6%)     32.0%
31                 Swap Payments                                (9.0)         0.0        (9.0)      (8.8%)      0.0%      (8.8%)
                                                             -------      -------       -----     -------    ------      ------
32   SUM 26 - 31   TOTAL                                        78.4         44.0        34.4       76.7%      43.1%      33.6%
                                                             =======      =======       =====     =======    ======      ======

33                 PRINCIPAL PAYMENTS
                   Class A                                      78.4         38.6        39.8       76.7%      37.8%      38.9%
                   Class B                                       0.0          5.4        (5.4)       0.0%       5.3%      (5.3%)
                                                             -------      -------       -----     -------    ------      ------
                   Total                                        78.4         44.0        34.4       76.7%      43.1%      33.6%
                                                             =======      =======       =====     =======    ======      ======

                   Debt Balances at October 15, 2004
                   Subclass A-6                                  0.0          0.0
                   Subclass A-8                                677.8        700.0
                   Subclass A-9                                750.0        613.6
                   Class B                                     226.8        209.2
                   Class C                                     349.8        349.8
                   Class D                                     395.1        395.1
                                                             -------      -------
                                                             2,399.5      2,267.7
                                                             =======      =======

   Airplanes Group Cashflow Performance for the Period from March 10, 2001 to
                          October 15, 2004 (43 Months)

         Comparison of Actual Cashflows versus 2001 Base Case Cashflows

                                                                                                   % of Lease Rentals under
                                                                                                     the 2001 Base Case
                                                                           2001                              2001
                                                                           ----                              ----
                                                              Actual     Base Case     Variance    Actual  Base Case    Variance
                                                              ------     ---------     --------    ------  ---------    --------
                   CASH COLLECTIONS                                    ($ Millions)
1                  Lease Rentals                             1,497.2      1,497.2         0.0      100.0%     100.0%        0.0%
2                   -  Renegotiated Leases                     (82.1)         0.0       (82.1)      (5.5%)      0.0%       (5.5%)
3                   -  Rental Resets                          (289.4)         0.0      (289.4)     (19.3%)      0.0%      (19.3%)
4                   -  Lease Rentals - Aircraft Sales          (22.8)         0.0       (22.8)      (1.5%)      0.0%       (1.5%)
                                                             -------      -------       -----     -------    -------      ------

5    SUM 1 - 4     Contracted Lease Rentals                  1,102.9      1,497.2      (394.3)      73.7%     100.0%      (26.3%)
6                  Movement in Current Arrears Balance          (4.2)         0.0        (4.2)      (0.3%)      0.0%       (0.3%)
7                  less Net Stress Related Costs
8                   -  Bad Debts                               (10.2)       (15.0)        4.8       (0.7%)     (1.0%)       0.3%
9                   -  Deferred Arrears Balance                 17.4          3.1        14.3        1.2%       0.2%        1.0%
10                  -  AOG                                    (121.5)       (63.0)      (58.5)      (8.1%)     (4.2%)      (3.9%)
11                  -  Other Leasing Income                     13.6          0.0        13.6        0.9%       0.0%        0.9%
12                  -  Repossession                             (4.1)       (12.0)        7.9       (0.3%)     (0.8%)       0.5%
                                                             -------      -------       -----     -------    -------      ------
13    SUM 8 - 12   Sub-total                                  (104.8)       (86.9)      (17.9)      (7.0%)     (5.8%)      (1.2%)
14   5+6+13        Net Lease Rental                              3.9      1,410.3      (416.4)      66.4%      94.2%      (27.8%)
15                 Interest Earned                               9.9         24.8       (14.9)       0.7%       1.7%       (1.0%)
16                 Aircraft Sales                               85.4         43.6        41.8        5.7%       2.9%        2.8%
17                 Net Maintenance                              84.0          0.0        84.0        5.6%       0.0%        5.6%
18                 Other Receipts                               13.8          0.0        13.8        0.9%       0.0%        0.9%
                                                             -------      -------       -----     -------    -------      ------
19   SUM 14 - 18   Total Cash Collections                    1,187.0      1,478.7      (291.7)      79.3%      98.8%      (19.5%)
                                                             =======      =======       =====     =======    =======      ======

                   CASH EXPENSES
                   Aircraft Operating Expenses
20                  -  Re-leasing and other overheads          (86.4)       (75.0)      (11.4)      (5.8%)     (5.0%)      (0.8%)

                   SG&A Expenses
21                 Aircraft Servicer Fees
                    -  Retainer Fee                            (80.2)       (79.8)       (0.4)      (5.4%)     (5.3%)      (0.0%)
                    -  Minimum Incentive Fee                    (6.0)        (5.4)       (0.6)      (0.4%)     (0.4%)      (0.0%)
                    -  Core Cashflow/Sales Incentive Fee        (0.2)         0.0        (0.2)       0.0%       0.0%       (0.0%)
                                                             -------      -------       -----     -------    -------      ------
22          21     Sub-total                                   (86.4)       (85.2)       (1.2)      (5.8%)     (5.7%)      (0.1%)
23                 Other Servicer Fees and Other Overheads     (39.3)       (35.9)       (3.4)      (2.6%)     (2.4%)      (0.2%)
23A                Other SG&A Expenses                          (2.0)        (4.7)        2.7       (0.1%)     (0.3%)       0.2%
                                                             -------      -------       -----     -------    -------      ------
24   22+23+23A     Sub-total                                  (127.7)      (125.8)       (1.9)      (8.5%)     (8.4%)      (0.1%)
                                                             -------      -------       -----     -------    -------      ------

25    24+20        Total Cash Expenses                        (214.1)      (200.8)      (13.3)     (14.3%)    (13.4%)      (0.9%)
                                                             =======      =======       =====     =======    =======      ======

                   NET CASH COLLECTIONS
26          19     Total Cash Collections                    1,187.0      1,478.7      (291.7)      79.3%      98.8%      (19.5%)
27          25     Total Cash Expenses                        (214.1)      (200.8)      (13.3)     (14.3%)    (13.4%)      (0.9%)
28                 Movement in Expense Account                  (7.5)         0.0        (7.5)      (0.5%)      0.0%       (0.5%)
29                 Reduction in Liquidity Reserve               40.0         40.0         0.0        2.7%       2.7%        0.0%
29A                Shortfall in Liquidity Reserve               43.5          0.0        43.5        2.9%       0.0%        2.9%
30                 Interest Payments                          (358.6)      (638.8)      280.2      (24.0%)    (42.7%)      18.7%
5.1                Swap Payments                              (171.2)       (28.2)     (143.0)     (11.4%)     (1.9%)      (9.6%)
                                                             -------      -------       -----     -------    -------      ------
32   SUM 26 - 31   TOTAL                                       519.1        650.9      (131.8)      34.7%      43.5%       (8.8%)
                                                             =======      =======       =====     =======    =======      ======

33                 PRINCIPAL PAYMENTS
                   Class A                                     467.6        581.8      (114.2)      31.3%      38.9%       (7.6%)
                   Class B                                      51.5         69.1       (17.6)       3.4%       4.6%       (1.2%)
                                                             -------      -------       -----     -------    -------      ------
                   Total                                       519.1        650.9      (131.8)      34.7%      43.5%       (8.8%)
                                                             =======      =======       =====     =======    =======      ======

                   Debt Balances at October 15, 2004
                   Subclass A-6                                  0.0          0.0         0.0
                   Subclass A-8                                677.8        700.0       (22.2)
                   Subclass A-9                                750.0        613.6       136.4
                   Class B                                     226.8        209.2        17.6
                   Class C                                     349.8        349.8         0.0
                   Class D                                     395.1        395.1         0.0
                                                             -------      -------       -----
                                                             2,399.5      2,267.7       131.8
                                                             =======      =======       =====



                                                Mar-01                        2001
                                                 ------                        ----
                                                Closing          Actual      Base Case
                                                -------          ------      ---------
                                             ($ Millions)     ($ Millions)  ($ Millions)
    Net Cash Collections                                           519.1       650.9

    Add Back Interest and Swap Payments                            529.8       667.0
                                                                 -------     -------
 a  Net Cash Collections                                         1,048.9     1,317.9
    (excl. interest and swap                                     =======     =======
    payments)
 b  Swaps                                                          171.2        28.2
 c  Class A Interest                                               147.5       329.3
 d  Class A Minimum                                                212.7         0.0
 e  Class B Interest                                                20.5        53.3
 f  Class B Minimum                                                 51.5        69.1
 g  Class C Interest                                                76.0       102.2
 h  Class D Interest                                               114.6       154.0
 i  Class A Principal                                              254.9       581.8
    Adjustment
 i  Class C Scheduled                                                0.0         0.0
 k  Class D Scheduled                                                0.0         0.0
 l  Permitted Aircraft                                               0.0         0.0
    Modifications
 m  Step-up Interest                                                 0.0         0.0
 n  Class E Minimum                                                  0.0         0.0
    Interest
 o  Class B Supplemental                                             0.0         0.0
 p  Class A Supplemental                                             0.0         0.0
                                                                 -------     -------
    Total                                                        1,048.9     1,317.9
                                                                 =======     =======

[1] Interest Coverage
    Ratio
    Class A                                                          3.3         3.7  = a/(b+c)
    Class B                                                          N/A         3.2  = a/(b+c+d+e)
    Class C                                                          N/A         2.3  = a/(b+c+d+e+f+g)
    Class D                                                          N/A         1.8  = a/(b+c+d+e+f+g+h)

[2] Debt Coverage Ratio
    Class A                                                          N/A         3.7  = a/(b+c+d)
    Class B                                                          N/A         2.7  = a/(b+c+d+e+f)
    Class C                                                          N/A         N/A  = a/(b+c+d+e+f+g+h+i+j)
    Class D                                                          N/A         N/A  = a/(b+c+d+e+f+g+h+i+j+k)

    Loan to Value Ratios (in
    U.S. dollars)
[3] Adjusted Portfolio                       3,108.6             1,763.0     2,424.1
    Value
    Liquidity Reserve
    Amount of which
    - Cash                                     156.9                60.0       116.0
    - Accrued Expenses                          12.6                12.0         0.0
                                             -------             -------     -------
    Subtotal                                   169.5                72.0       116.0
    Less Lessee Security                        36.9                 0.0        36.0
                                             -------             -------     -------
    Subtotal                                   132.6                72.0        80.0
                                             -------             -------     -------
[4] Total Asset Value                        3,241.2             1,835.0     2,504.1
                                             =======             =======     =======


Note Balances as at:                     March 15, 2001     October 15, 2004      October 15, 2004
- --------------------                     --------------     ----------------      ----------------

    Class A                                1,895.4    58.5%    1,427.8    77.8%  1,313.6    52.5%
    Class B                                  278.3    67.1%      226.8    90.2%    209.2    60.8%
    Class C                                  349.8    77.9%      349.8   109.2%    349.8    74.8%
    Class D                                  395.1    90.0%      395.1   130.8%    395.1    90.6%
                                           -------             -------           -------
                                           2,918.6             2,399.5           2,267.7
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

The terms of each subclass or class of notes, including the outstanding principal amount as of September 30, 2004 and estimated fair value as of September 30, 2004, are as follows:

                                      Principal                     Estimated
                                     Amount at                    Fair Value at
                  Annual Interest   September 30,                 September 30,
                        Rate        -------------      Final      -------------
Class of Notes*  (Payable Monthly)      2004       Maturity Date       2004**
- ---------------  -----------------      ----       -------------       ----
                                     $ Million                      $ Million
Subclass A-8     (LIBOR+.375%)            678      March 15, 2019        576
Subclass A-9     (LIBOR+.55%)             750      March 15, 2019        375
Class B          (LIBOR+.75%)             227      March 15, 2019         36
Class C          (8.15%)                  350      March 15, 2019         12
Class D          (10.875%)                395      March 15, 2019          -
                                       ------                          -----
                                        2,400                            999
                                       ======                          =====
_____________________

* The subclass A-6 notes were repaid on October 15, 2004.

** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at September 30, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental receipts which are based on either a fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and leases representing approximately 98% of our portfolio by appraised value as of January 31, 2004 are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A to D notes do not correlate to the mix of fixed and floating rental receipts for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental receipts contains a higher percentage of fixed rate receipts than the percentage of fixed rate interest payments on the notes and the reset periods on floating receipts payments are generally longer than the monthly reset periods on the floating rate notes. Before November 17, 2003 we entered into interest rate swaps in order to correlate the contracted fixed and floating rental receipts to the fixed and floating interest payments on the notes. Since November 17, 2003, however, we have ceased paying interest on our class B, C and D notes.

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

Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to a number of factors, including the expected paydown schedule of the class A notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the floating interest obligations and the fixed and floating mix of rental receipts.

At September 30, 2004, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,045 million. The aggregate notional principal balance of these swaps will reduce, by their terms, to an aggregate notional principal balance of $940 million by March 31, 2005, to an aggregate notional principal balance of $685 million by March 31, 2006, to an aggregate notional principal balance of $465 million by March 31, 2007, to an aggregate notional principal balance of $190 million by March 2008, to an aggregate notional principal balance of $100 million by March 2009 and to an aggregate notional principal balance of $50 million by March 2010. None of the swaps has a maturity date extending beyond April 2010. The aggregate estimated fair market value of the swaps at September 30, 2004 was ($27.2) million, that is the swaps were "out-of-the-money", meaning that if the swaps were sold, Airplanes Group would incur a loss of $27.2 million, as detailed on the next page:

                Airplanes Group Swap Book at September 30, 2004

                                                                  Estimated Fair
          Notional                                              Market Value ($)
  Swap   Amount (1)     Effective      Final       Fixed Rate     As at Sept 30,
   No.   $'millions       Date     Maturity Date   Payable (2)              2004

   1        30         17-Jun-02    15-Oct-04      3.5800%             (45,465)
   2        25         15-Jul-03    15-Nov-04      5.7650%            (166,029)
   3        15         15-Apr-02    15-Dec-04      5.3975%            (132,099)
   4        20         15-Apr-03    15-Dec-04      4.2350%            (117,038)
   5        50         15-May-01    15-Jan-05      4.7950%            (317,630)
   6        60         21-Aug-01    15-Feb-05      4.4195%            (566,125)
   7         0 (3)     15-Oct-04    17-Oct-05      4.5650%            (294,536)
   8        40         17-Oct-01    15-Nov-05      3.9475%            (334,663)
   9        60         15-Jul-04    15-Dec-05      2.4475%             149,791
   10      110         24-Jul-01    15-Dec-05      5.2850%          (2,560,457)
   11       20         17-Nov-03    17-Jan-06      5.1150%            (505,631)
   12      125         20-Dec-01    15-Feb-06      4.6350%          (2,028,822)
   13       10         15-May-03    15-Mar-06      2.8800%             (43,518)
   14       25         30-Jan-02    15-Apr-06      3.5040%            (332,320)
   15       60         15-Mar-02    15-Apr-06      4.0125%            (802,759)
   16       30         15-Dec-03    18-Apr-06      2.9425%             (65,510)
   17      130         15-Aug-02    15-Jul-06      5.5500%          (5,606,128)
   18        0 (3)     17-Oct-05    15-Oct-06      4.9400%            (163,339)
   19       65         15-Jul-04    15-May-07      5.8620%          (6,514,765)
   20       40         15-Mar-04    15-May-07      5.2020%          (2,437,010)
   21       60         15-Apr-03    15-May-07      3.5350%            (754,156)
   22        0 (3)     15-Dec-04    15-Jun-07      4.1300%          (1,979,399)
   23       70         17-Mar-03    17-Sep-07      3.8700%          (1,702,269)
   24        0 (3)     15-May-07    15-Nov-07      4.8000%            (256,416)
   25        0 (3)     17-Sep-07    17-Dec-07      4.9440%            (150,942)
   26        0 (3)     15-Jul-05    15-Apr-08      3.4800%             485,181
   27        0 (3)     15-Apr-05    15-Apr-10      4.0800%                 996

        -----------                                           -----------------
          1,045                                                    (27,241,058)
        ===========                                           =================


1) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

2) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, reset monthly on an actual /360 adjusted basis.

3) The initial amounts for swaps number 7, 18, 22, 24, 25, 26 and 27 are $15 million, $10 million, $90 million, $95 million, $75 million, $45 million and $50 million respectively.

4) Airplanes Group has also purchased an interest rate cap with a notional amount of $50 million.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of swaptions.If Airplanes Group purchases swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and receive fixed amounts. These swaptions could be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates had declined since the contract date of such leases. Following consultation with the rating agencies in the year ended March 31, 2002, it is not currently proposed to purchase any swaptions due primarily to the low interest rate environment and our current cashflow performance.

If we are required by the rating agencies to purchase swaptions, the premium would be payable at two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a "minimum hedge payment" and would be payable fourth in Airplanes Group's order of priority of payments (ahead of class A minimum principal amount). The other fifty percent of the premium is expended as a "supplemental hedge payment" and would be payable seventeenth in Airplanes Group's order of priority of payments but given our current cashflow performance it is highly unlikely we would ever be able to make such payment.

Through the use of swaps, swaptions (when applicable) and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

Our indentures required that any counterparty with whom we enter into a swap have at least a short-term unsecured debt rating of A-1+ from Standard & Poor's and a long-term unsecured debt rating of A1 from Moody's. It was proving increasingly difficult to find counterparties meeting these requirements and therefore, as further described in our most recent Annual Report on Form 10-K, as filed with the SEC, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust resolved to undertake a consent solicitation seeking, among other things, to amend the indentures so as to reduce the required rating for a swap counterparty to a short-term unsecured debt rating of at least A-1 from Standard & Poor's and a long-term unsecured debt rating of at least A2 from Moody's or otherwise as approved by the Board with the prior agreement of the rating agencies. The consent solicitation was successful and the indentures accordingly amended in September 2003. However, because of our financial condition, notwithstanding the changes to the indentures, the availability of counterparties has become very limited. Consequently we may not be able to find counterparties willing to enter into interest rate swaps with us, and/or it may become more expensive for us to enter into swaps with eligible counterparties. As a result we have concluded that in such circumstances we may partially hedge the vehicle against a significant adverse movement in interest rates through the purchase of a limited amount of out of the money interest rate caps. During the period ended September 30, 2004 we purchased an interest rate cap with a notional amount of $50 million.

The directors of Airplanes Limited and the controlling trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group is required by the indentures to enter into swaps only with counterparties meeting certain rating requirements as discussed more fully in our most recent Annual Report on Form 10-K, as filed with the SEC.

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes. Please refer to "Risk Factors" in the Airplanes Group Report on Form 10-K for the year ended March 31, 2004 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Chairman of the Board of Directors of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15 (d) - 15(e)) as of the end of the period covered by this quarterly report, has concluded that as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Part II. Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three spare engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.98% of our portfolio by appraised value as of January 31, 2004. In December 1996, the Sao Paolo Court of Justice, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the Court of Justice granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the Court of Justice found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision and in June 2004, the Superior Court of Justice found in favour of VASP, granting VASP's special appeal with the consequent dismissal of debis AirFinance Ireland's rescission action. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including appeals and if necessary initiating a new rescission action. A risk of repossession by VASP would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Brazilian counsel to debis AirFinance Ireland believe that VASP may not commence a repossession action as VASP has indicated that it may instead file a motion for damages suffered as a result of the repossession of the aircraft. We cannot at this point quantify the amount of this potential damages claim. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

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

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

31  Certification of Chairman pursuant to Rule 13a-14(a).

32  Section 1350 Certification

Reports on Form 8-K:
Filed on July 15, 2004, August 16, 2004 and September 15, 2004 (relating to the monthly report to holders of the certificates) and September 30, 2004 (relating to the sale of three MD-11 aircraft).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 9, 2004                       AIRPLANES LIMITED


                                             By: /s/ William M. McCann
                                                 -------------------------------
                                                 William M. McCann
                                                 Director and Principal
                                                 Accounting Officer



Date: November 9, 2004                       AIRPLANES U.S. TRUST


                                             By: /s/ William M. McCann
                                                 -------------------------------
                                                 William M. McCann
                                                 Controlling Trustee and
                                                 Principal Accounting Officer

                                                 AIRPLANES GROUP PORTFOLIO ANALYSIS
                                                        AT SEPTEMBER 30, 2004

                                                                                      Appraised  % of Portfolio
                                                                                      Value at   by Appraised
                                                                  Aircraft   Serial  January 31,  Value as of
Region           Country          Lessee                          Type       Number    2004       Jan 31, 2004
- --------------------------------------------------------------------------------------------------------------
Africa           Tunisia          Nouvelair Tunisie               A320-200      348    23,223    1.29%
Africa           Tunisia          Nouvelair Tunisie               MD83        49631    11,174    0.62%
Africa           Tunisia          Nouvelair Tunisie               MD83        49672     9,522    0.53%
Asia & Far East  Bangladesh       GMG Airlines                    DHC8-300      307     5,735    0.32%
Asia & Far East  China            China Southern                  B737-500    24897    13,642    0.76%
Asia & Far East  China            China Southern                  B737-500    25182    14,269    0.79%
Asia & Far East  China            China Southern                  B737-500    25183    14,845    0.82%
Asia & Far East  China            China Southern                  B737-500    25188    14,858    0.83%
Asia & Far East  China            Xinjiang                        B757-200    26156    26,091    1.45%
Asia & Far East  Indonesia        Garuda                          B737-400    24683    16,772    0.93%
Asia & Far East  Indonesia        Garuda                          B737-400    24691    17,129    0.95%
Asia & Far East  Indonesia        Merpati Nusantara Airlines      B737-200A   22368     2,054    0.11%
Asia & Far East  Indonesia        Merpati Nusantara Airlines      B737-200A   22369     1,951    0.11%
Asia & Far East  Indonesia        PT Adam SkyConnection Airlines  B737-400    26071    18,757    1.04%
Asia & Far East  Indonesia        PT Mandala Airlines             B737-200A   21685     1,464    0.08%
Asia & Far East  Indonesia        PT Mandala Airlines             B737-200A   22278     1,617    0.09%
Asia & Far East  Indonesia        PT Mandala Airlines             B737-200A   22803     2,367    0.13%
Asia & Far East  Indonesia        PT Mandala Airlines             B737-200A   22804     2,314    0.13%
Asia & Far East  Indonesia        PT Mandala Airlines             B737-200A   23023     2,544    0.14%
Asia & Far East  Indonesia        PT Metro Batavia                B737-200A   22802     1,797    0.10%
Asia & Far East  Indonesia        PT Metro Batavia                B737-400    24345    15,710    0.87%
Asia & Far East  Indonesia        PT Metro Batavia                B737-400    24687    16,453    0.91%
Asia & Far East  Japan            Skynet Asia                     B737-400    26069    18,583    1.03%
Asia & Far East  Malaysia         AirAsia Berhad                  B737-300    24905    16,467    0.91%
Asia & Far East  Malaysia         AirAsia Berhad                  B737-300    24907    16,560    0.92%
Asia & Far East  Pakistan         Pakistan Int Airline            A300B4-200    269     4,131    0.23%
Asia & Far East  Philippines      Philippine Airlines             B737-400    24684    16,270    0.90%
Asia & Far East  Philippines      Philippine Airlines             B737-300    24770    14,697    0.82%
Asia & Far East  Philippines      Philippine Airlines             B737-400    26081    19,484    1.08%
Asia & Far East  South Korea      Asiana Airlines                 B737-400    24520    16,354    0.91%
Asia & Far East  Taiwan           Far Eastern Air Transport       MD83        49950    11,627    0.65%
Australia &
  New Zealand    Australia        National Jet Systems            DHC8-100      229     3,573    0.20%
Europe           Bulgaria         BH Air                          A320-200      294    22,722    1.26%
Europe           Bulgaria         BH Air                          A320-200      349    24,214    1.35%
Europe           Czech Republic   Travel Servis a.s.              B737-400    24911    17,468    0.97%
Europe           France           Air France                      A320-200      203    20,910    1.16%
Europe           France           Air France                      A320-200      220    21,680    1.20%
Europe           Hungary          SkyEurope Airlines Hungary Kft  B737-500    25185    14,966    0.83%
Europe           Hungary          SkyEurope Airlines Hungary Kft  B737-500    25289    14,737    0.82%
Europe           Iceland          Air Atlanta Icelandic           B767-300ER  26204    41,877    2.33%
Europe           Iceland          Bluebird Cargo                  B737-300SF  23499    13,011    0.72%
Europe           Iceland          Bluebird Cargo                  B737-300SF  23500    12,674    0.70%
Europe           Italy            Air One SpA                     B737-400    24906    17,152    0.95%
Europe           Italy            Air One SpA                     B737-400    24912    17,308    0.96%


                                                                                      Appraised  % of Portfolio
                                                                                      Value at   by Appraised
                                                                  Aircraft   Serial  January 31,  Value as of
Region           Country          Lessee                          Type       Number    2004       Jan 31, 2004
- --------------------------------------------------------------------------------------------------------------
Europe           Italy            Air One SpA                     B737-300    25179    17,054    0.95%
Europe           Italy            Air One SpA                     B737-300    25187    17,357    0.96%
Europe           Italy            Meridiana SpA                   MD83        49792    11,291    0.63%
Europe           Italy            Meridiana SpA                   MD83        49935    11,474    0.64%
Europe           Italy            Meridiana SpA                   MD83        49951    12,334    0.69%
Europe           Netherlands      Capital Aviation Services B.V.  DHC8-300      244     5,202    0.29%
Europe           Netherlands      Capital Aviation Services B.V.  DHC8-300      276     5,402    0.30%
Europe           Norway           Wideroe's Flyveselskap A/S      DHC8-300      293     5,701    0.32%
Europe           Norway           Wideroe's Flyveselskap A/S      DHC8-300      342     6,112    0.34%
Europe           Portugal         euroAtlantic airways            B767-300ER  25411    41,234    2.29%
Europe           Slovakia         SkyEurope Airlines a.s          B737-500    25186    13,917    0.77%
Europe           Slovakia         SkyEurope Airlines a.s          B737-500    25191    15,088    0.84%
Europe           Slovakia         SkyEurope Airlines a.s          B737-500    25288    14,657    0.81%
Europe           Spain            Futura                          B737-400    24689    16,426    0.91%
Europe           Spain            Futura                          B737-400    24690    16,305    0.91%
Europe           Spain            Futura                          B737-400    25180    18,341    1.02%
Europe           Spain            Spanair                         MD83        49620    10,012    0.56%
Europe           Spain            Spanair                         MD83        49624     9,644    0.54%
Europe           Spain            Spanair                         MD83        49626    10,028    0.56%
Europe           Spain            Spanair                         MD83        49709     9,922    0.55%
Europe           Spain            Spanair                         MD83        49936    12,367    0.69%
Europe           Spain            Spanair                         MD83        49938    11,637    0.65%
Europe           Turkey           FreeBird Airlines               MD83        49949    12,018    0.67%
Europe           Turkey           Turk Hava Yollari               B737-400    24493    15,767    0.88%
Europe           Turkey           Turk Hava Yollari               B737-400    24917    17,517    0.97%
Europe           Turkey           Turk Hava Yollari               B737-400    25181    17,807    0.99%
Europe           Turkey           Turk Hava Yollari               B737-400    25184    18,174    1.01%
Europe           Turkey           Turk Hava Yollari               B737-400    25261    18,675    1.04%
Europe           Turkey           Turk Hava Yollari               B737-400    26065    18,392    1.02%
Europe           United Kingdom   Air Southwest                   DHC8-300      296     5,753    0.32%
Europe           United Kingdom   Air Southwest                   DHC8-300      334     6,263    0.35%
Europe           United Kingdom   easyJet Airline Company Limited B737-300    23923    13,499    0.75%
Europe           United Kingdom   Titan Airways Limited           ATR42-300     113     2,840    0.16%
Europe           United Kingdom   Titan Airways Limited           B757-200    26151    25,565    1.42%
Latin America    Antigua          Caribbean Star Airlines         DHC8-300      232     5,240    0.29%
Latin America    Antigua          Caribbean Star Airlines         DHC8-300      266     5,596    0.31%
Latin America    Antigua          Caribbean Star Airlines         DHC8-300      267     5,781    0.32%
Latin America    Antigua          Caribbean Star Airlines         DHC8-300      298     5,839    0.32%
Latin America    Antigua          Caribbean Star Airlines         DHC8-300      300     5,706    0.32%
Latin America    Antigua          Liat                            DHC8-100      113     2,567    0.14%
Latin America    Antigua          Liat                            DHC8-100      140     2,714    0.15%
Latin America    Antigua          Liat                            DHC8-100      144     2,808    0.16%
Latin America    Antigua          Liat                            DHC8-100      270     3,197    0.18%
Latin America    Antigua          Liat                            DHC8-300      283     5,524    0.31%
Latin America    Brazil           Promodal Transportes Aereos
                                    Ltda.                         DC8-71F     45970     8,111    0.45%
Latin America    Brazil           TAM Linhas Aereas               F100        11284     6,463    0.36%
Latin America    Brazil           TAM Linhas Aereas               F100        11285     6,113    0.34%
Latin America    Brazil           TAM Linhas Aereas               F100        11304     6,504    0.36%
Latin America    Brazil           TAM Linhas Aereas               F100        11305     6,865    0.38%
Latin America    Brazil           TAM Linhas Aereas               F100        11336     7,209    0.40%

                                                                                      Appraised  % of Portfolio
                                                                                      Value at   by Appraised
                                                                  Aircraft   Serial  January 31,  Value as of
Region           Country          Lessee                          Type       Number    2004       Jan 31, 2004
- --------------------------------------------------------------------------------------------------------------
Latin America    Brazil           TAM Linhas Aereas               F100        11347     7,292    0.41%
Latin America    Brazil           TAM Linhas Aereas               F100        11348     6,540    0.36%
Latin America    Brazil           TAM Linhas Aereas               F100        11371     6,578    0.37%
Latin America    Colombia         Avianca                         B767-200ER  25421    30,425    1.69%
Latin America    Colombia         Avianca                         B757-200    26154    24,859    1.38%
Latin America    Colombia         Avianca                         MD83        49939    12,030    0.67%
Latin America    Colombia         Avianca                         MD83        49946    11,937    0.66%
Latin America    Colombia         Avianca                         MD83        53120    12,685    0.70%
Latin America    Colombia         Avianca                         MD83        53125    12,979    0.72%
Latin America    Colombia         Tampa                           DC8-71F     45945     7,211    0.40%
Latin America    Colombia         Tampa                           DC8-71F     45976     9,007    0.50%
Latin America    Colombia         Tampa                           DC8-71F     46066     6,814    0.38%
Latin America    Mexico           Aeromexico                      MD82        49660     8,003    0.44%
Latin America    Mexico           Aeromexico                      MD82        49667     8,029    0.45%
Latin America    Mexico           Aeromexico                      MD87        49673     8,914    0.50%
Latin America    Mexico           Mexicana                        F100        11266     6,970    0.39%
Latin America    Mexico           Mexicana                        F100        11309     7,594    0.42%
Latin America    Mexico           Mexicana                        F100        11319     7,398    0.41%
Latin America    Mexico           Mexicana                        F100        11339     6,687    0.37%
Latin America    Mexico           Mexicana                        F100        11374     7,584    0.42%
Latin America    Mexico           Mexicana                        F100        11375     7,347    0.41%
Latin America    Mexico           Mexicana                        F100        11382     7,654    0.43%
Latin America    Mexico           Mexicana                        F100        11384     7,530    0.42%
Latin America    Uruguay          PLUNA Lineas Aereas Uraguayas S.ATR42-300     284     4,163    0.23%
North America    Canada           AC Leasing                      A320-200      174    20,485    1.14%
North America    Canada           AC Leasing                      A320-200      175    20,703    1.15%
North America    Canada           AC Leasing                      A320-200      232    20,839    1.16%
North America    Canada           AC Leasing                      A320-200      284    21,171    1.18%
North America    Canada           AC Leasing                      A320-200      309    21,862    1.21%
North America    Canada           AC Leasing                      A320-200      404    23,260    1.29%
North America    Canada           Jetsgo Airlines                 MD83        49941    11,867    0.66%
North America    Canada           Jetsgo Airlines                 MD83        49943    12,545    0.70%
North America    United States
                   of America     Air Transport International     DC8-71F     45811     7,862    0.44%
North America    United States
                   of America     Air Transport International     DC8-71F     45813     7,199    0.40%
North America    United States
                   of America     Air Transport International     DC8-71F     45973     7,409    0.41%
North America    United States
                   of America     Air Transport International     DC8-71F     45978     6,505    0.36%
North America    United States
                   of America     Air Transport International     DC8-71F     45993     7,609    0.42%
North America    United States
                   of America     Air Transport International     DC8-71F     45994     6,453    0.36%
North America    United States
                   of America     Air Transport International     DC8-71F     46065     7,175    0.40%
North America    United States
                   of America     Astar Air Cargo                 DC8-73CF    46091     9,664    0.54%
North America    United States
                   of America     Frontier Airlines Inc.          B737-300    23177    11,033    0.61%
North America    United States
                   of America     Pace Airlines                   B737-300    23749    12,763    0.71%
North America    United States
                   of America     TWA Airlines LLC                MD83        49575     9,250    0.51%
Off Lease        Off Lease        Off Lease                       ATR42-300     109     2,778    0.15%
Off Lease        Off Lease        Off Lease                       DHC8-300C     242     5,116    0.28%
Off Lease        Off Lease        Off Lease                       ATR42-300     249     3,825    0.21%
Off Lease        Off Lease        Off Lease                       DHC8-100      258     3,292    0.18%
Off Lease        Off Lease        Off Lease                       B747-200SF  21730    16,180    0.90%
Off Lease        Off Lease        Off Lease                       B737-200A   22979     2,697    0.15%
Off Lease        Off Lease        Off Lease                       B767-300ER  24948    38,679    2.15%

                                                                                      Appraised  % of Portfolio
                                                                                      Value at   by Appraised
                                                                  Aircraft   Serial  January 31,  Value as of
Region           Country          Lessee                          Type       Number    2004       Jan 31, 2004
- --------------------------------------------------------------------------------------------------------------
Off Lease        Off Lease        Off Lease                       DC8-71F     45849     6,927    0.38%
Off Lease        Off Lease        Off Lease                       DC9-32      48128     1,301    0.07%
Off Lease        Off Lease        Off Lease                       DC9-32      48129     1,595    0.09%
Off Lease        Off Lease        Off Lease                       MD83        49390     8,028    0.45%
Off Lease        Off Lease        Off Lease                       MD83        49442     8,824    0.49%
Off Lease        Off Lease        Off Lease                       MD83        49789    10,814    0.60%
Other            Ukraine          Ukraine International           B737-400    25190    18,348    1.02%
Other            Ukraine          Ukraine International           B737-500    25192    14,672    0.82%
Other            Ukraine          Ukraine International           B737-500    26075    14,029    0.78%
                                                                                    ---------  ------
                                                                                    1,799,754  100.00%
                                                                                    =========  ======