Form 10-Q
period 2004-12-31
AIRPLANES LTD; AIRPLANES US TRUST
filed 2005-02-09
CIK 1004539, 1004540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number 33-99970-01


                                ----------------

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

                           Yes   [x]   No   [_]

   Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                           Yes   [x]   No   [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
Issuer                              Class                    December 31, 2004
------                              -----                    -----------------

Airplanes Limited     Ordinary Shares, $1.00 par value              30

                   Airplanes Limited and Airplanes U.S. Trust

     Form 10-Q for the Three and Nine Month Periods Ended December 31, 2004

                                    Index
Part I.   Financial Information                                         Page No.

Item 1.   Financial Statements (Unaudited)                                     3

     -    Unaudited Condensed Balance Sheets - December 31, 2004 and
          March 31, 2004

     - Unaudited Condensed Statements of Operations - Three Months Ended December 31, 2004 and December 31, 2003

     - Unaudited Condensed Statements of Operations - Nine Months Ended December 31, 2004 and December 31, 2003

     -    Unaudited Condensed Statements of Comprehensive Income / (Loss)
          - Three Months Ended December 31, 2004 and December 31, 2003

     -    Unaudited Condensed Statements of Comprehensive Income / (Loss)
          - Nine Months Ended December 31, 2004 and December 31, 2003

     - Unaudited Statements of Changes in Shareholders Deficit / Net Liabilities - Nine Months Ended December 31, 2004 and
          December 31, 2003

     - Unaudited Condensed Statement of Cashflows - Nine Months Ended December 31, 2004 and December 31, 2003

     -    Notes to the Unaudited Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial                   14
          Condition and Results of Operations

     -    Introduction

     - Results of Operations - Three Months Ended December 31, 2004 compared with Three Months Ended December 31, 2003

     - Results of Operations - Nine Months Ended December 31, 2004 compared with Nine Months Ended December 31, 2003

     - Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from October 9, 2004 to January 18, 2005

Item 3.   Quantitative and Qualitative Disclosures about Market Risks         50

Item 4.   Controls and Procedures                                             55

Part II.  Other Information

Item 1.   Legal Proceedings                                                   56

Item 2.   Changes in Securities and use of Proceeds                           57

Item 3.   Defaults Upon Senior Securities                                     57

Item 4.   Submission of Matters to a Vote of Security Holders                 57

Item 6.   Exhibits and Reports on Form 8-K                                    57

Signatures
Appendix 1 Portfolio Information as at December 31, 2004

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                           AIRPLANES GROUP

                                                 UNAUDITED CONDENSED BALANCE SHEETS


                                                        March 31,                                    December 31,
                                       -------------------------------------------   -------------------------------------------
                                                         2004                                          2004
                                       -------------------------------------------   -------------------------------------------
                                          Airplanes     Airplanes                      Airplanes    Airplanes
                                           Limited       Trust          Combined        Limited        Trust          Combined
                                       -------------  -------------  -------------   -------------  -------------  -------------
                                                       ($millions)                                  ($millions)
ASSETS

Cash                                             77              6             83              97              6            103
Accounts receivable
  Trade receivables                              19              4             23               8              4             12
  Allowance for doubtful debts                   (8)            (1)            (9)             (2)             -             (2)
Amounts due from Airplanes Limited                -             45             45               -             47             47
Prepaid expenses                                  3              -              3               1              -              1
Other Current Assets                              1              5              6               1              -              1
                                       -------------  -------------  -------------   -------------  -------------  -------------
Total Current Assets                             92             59            151             105             57            162
                                       -------------  -------------  -------------   -------------  -------------  -------------

Net investment in capital and sales
   type leases                                    1              -              1               -              -              -
Aircraft, Held for Use                        1,393             59          1,452           1,259             46          1,305
Aircraft, Held for Sale                          98              8            106              63              -             63
                                       -------------  -------------  -------------   -------------  -------------  -------------
Total assets                                  1,584            126          1,710           1,427            103          1,530
                                       =============  =============  =============   =============  =============  =============

LIABILITIES

Accrued expenses and other liabilities        2,639            255          2,894           3,257            320          3,577
Amounts due to Airplanes Trust                   45              -             45              47              -             47
                                       -------------  -------------  -------------   -------------  -------------  -------------
Total Current Liabilities                     2,684            255          2,939           3,304            320          3,624
                                       -------------  -------------  -------------   -------------  -------------  -------------

Indebtedness                                  2,828            275          3,103           2,696            262          2,958
Provision for maintenance                       274             13            287             256              8            264
Deferred income taxes                             -             19             19               -             22             22
                                       -------------  -------------  -------------   -------------  -------------  -------------
Total liabilities                             5,786            562          6,348           6,256            612          6,868
                                       -------------  -------------  -------------   -------------  -------------  -------------
Common Stock, $1 par value per share,
Authorised 10,000 shares; issued and
outstanding 30 shares.                            -              -              -               -              -              -
                                       -------------  -------------  -------------   -------------  -------------  -------------
Net liabilities                              (4,202)          (436)        (4,638)         (4,829)          (509)        (5,338)
                                       -------------  -------------  -------------   -------------  -------------  -------------
                                              1,584            126          1,710           1,427            103          1,530
                                       =============  =============  =============   =============  =============  =============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                      Three Months Ended December 31,
                                      ----------------------------------------------------------------
                                                  2003                            2004
                                      ------------------------------  --------------------------------
                                      Airplanes  Airplanes             Airplanes   Airplanes
                                       Limited     Trust     Combined   Limited      Trust    Combined
                                      ---------  ---------   --------  ----------  ---------  --------
                                                ($millions)                       ($millions)

Revenues
Aircraft leasing                            43          2         45         40         1           41
Other Income                                 -          -          -          7         -            7

Expenses

Impairment Provision                       (60)       (11)       (71)         -       (10)         (10)
Depreciation and amortisation              (20)        (1)       (21)       (19)       (1)         (20)
Net interest expense                      (198)       (19)      (217)      (250)      (24)        (274)
Bad and doubtful debts                       1          1          2          1         -            1
Other lease costs                           (7)        (1)        (8)        (4)        -           (4)
Selling, general and administrative
   expenses                                (12)        (1)       (13)        (8)        -           (8)
                                      ---------  ---------  ---------  ---------  --------  -----------
Operating loss before
provision for  income taxes               (253)       (30)      (283)      (233)      (34)        (267)

Income tax Charge                            -         (1)        (1)         -        (2)          (2)

                                      ---------  ---------  ---------  ---------  --------  -----------
Net loss on continuing operations         (253)       (31)      (284)      (233)      (36)        (269)


Discontinued Operations
Profit on aircraft disposals                 -          -          -          2         -            2
Loss on discontinued operations            (42)        (1)       (43)        (9)        -           (9)
Income tax on discontinued operations        -          -          -          -         -            -


                                      ---------  ---------  ---------  ---------  --------  -----------
Net Loss                                  (295)       (32)      (327)      (240)      (36)        (276)
                                      =========  =========  =========  =========  ========  ===========


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                               AIRPLANES GROUP

                                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                       Nine Months Ended December 31,
                                        ----------------------------------------------------------------
                                                     2003                            2004
                                        ------------------------------  --------------------------------
                                        Airplanes  Airplanes             Airplanes   Airplanes
                                         Limited     Trust    Combined    Limited      Trust    Combined
                                        ---------  ---------  --------  -----------  ---------  --------
                                                  ($millions)                       ($millions)

Revenues
Aircraft leasing                             139          8       147        130          6         136
Other Income                                   -          -         -          7          -           7

Expenses

Impairment Provision                        (226)       (19)     (245)       (19)       (10)        (29)
Depreciation and amortisation                (73)        (4)      (77)       (59)        (2)        (61)
Net interest expense                        (570)       (56)     (626)      (706)       (69)       (775)
Bad and doubtful debts                        (1)         -        (1)         6          -           6
Other lease costs                            (22)        (1)      (23)        (8)         -          (8)
Selling, general and administrative
   expenses                                  (27)        (2)      (29)       (23)        (1)        (24)
                                        ---------  ---------  --------  ---------  ---------  ----------
Operating loss before
provision for  income taxes                 (780)       (74)     (854)      (672)       (76)       (748)

Income tax benefit / (Charge)                 13          3        16          -         (3)         (3)

                                        ---------  ---------  --------  ---------  ---------  ----------
Net loss on continuing operations           (767)       (71)     (838)      (672)       (79)       (751)


Discontinued Operations
(Loss)/ Profit on aircraft disposals          (1)         -        (1)        27          3          30
Loss on discontinued operations              (93)       (14)     (107)       (13)         -         (13)
Income tax on discontinued operations         -          -         -          -          -           -
                                        ---------  ---------  --------  ---------  ---------  ----------
Net Loss                                    (861)       (85)     (946)      (658)       (76)       (734)
                                        =========  =========  ========  =========  =========  ==========


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                   UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                                                   Three Months Ended December 31,
                                    ---------------------------------------------------------------
                                                 2003                            2004
                                    ------------------------------  -------------------------------
                                    Airplanes  Airplanes             Airplanes  Airplanes
                                     Limited     Trust    Combined    Limited     Trust    Combined
                                    ---------  ---------  --------  ----------  ---------  --------
                                              ($millions)                      ($millions)

Loss for the period                     (295)       (32)     (327)      (240)       (36)       (276)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges          28          3        31          9          1          10
                                    ---------  --------- ---------  ---------  --------- -----------
Total Comprehensive loss                (267)       (29)     (296)      (231)       (35)       (266)
                                    =========  ========= =========  =========  ========= ===========


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                   UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                                                   Nine Months Ended December 31,
                                    --------------------------------------------------------------
                                                2003                            2004
                                    ------------------------------  ------------------------------
                                    Airplanes  Airplanes            Airplanes  Airplanes
                                     Limited     Trust    Combined   Limited     Trust    Combined
                                    ---------  ---------  --------  ---------  ---------  --------
                                              ($millions)                     ($millions)

Loss for the period                     (861)      (85)      (946)      (658)      (76)       (734)


Other Comprehensive (Loss) / Gain

 - Net change in cashflow hedges          28         3         31         31         3          34
                                    --------- ---------  ---------  --------- ---------  ---------
Total Comprehensive loss                (833)      (82)      (915)      (627)      (73)       (700)
                                    ========= =========  =========  ========= =========  ==========


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                              UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                      Nine Months Ended December 31, 2004 and December 31, 2003

                                             Airplanes Limited                             Airplanes Trust               Combined
                            --------------------------------------------------  -------------------------------------- -------------
                               Share    Accumulated     Other     Shareholders' Accumulated     Other     Shareholders Shareholders
                              Capital      Loss     Comprehensive   Deficit        Loss     Comprehensive   Deficit    Deficit/ Net
                                                         Loss                                    Loss                    Liabilities
                            --------------------------------------------------  -------------------------------------- -------------
                            ($millions) ($millions)  ($millions)  ($millions)   ($millions)  ($millions)  ($millions)   ($millions)

Balance at March 31, 2003            -       3,090          71         3,161           326            7          333         3,494

Net loss for the period              -         767           -           767            71            -           71           838

Other Comprehensive Loss             -           -         (28)          (28)            -           (3)          (3)          (31)

                            -----------  ----------   ---------  ------------    ----------   ----------   ----------    ----------
Balance at December 31, 2003         -       3,857          43         3,900           397            4          401         4,301
                            ===========  ==========   =========  ============    ==========   ==========   ==========    ==========


Balance at March 31, 2004            -       4,156          46         4,202           431            5          436         4,638

Net loss for the period              -         658           -           658            76            -           76           734

Other Comprehensive Loss             -           -         (31)          (31)            -           (3)          (3)          (34)

                            -----------  ----------   ---------  ------------    ----------   ----------   ----------    ----------
Balance at December 31, 2004         -       4,814          15         4,829           507            2          509         5,338
                            ===========  ==========   =========  ============    ==========   ==========   ==========    ==========


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                             UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS

                                                            Nine Months Ended December 31,
                                             ---------------------------------------------------------------
                                                          2003                             2004
                                             ------------------------------  -------------------------------
                                             Airplanes  Airplanes             Airplanes  Airplanes
                                              Limited     Trust    Combined   Limited      Trust    Combined
                                             ---------  ---------  --------  ----------  ---------  --------
                                                       ($millions)                      ($millions)

Cash flows from operating activities
Net loss                                         (861)       (85)     (946)      (658)       (76)      (734)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                       88          5        93         60          2         62
Impairment Charge                                 318         32       350         36         10         46
Aircraft maintenance, net                          16          2        18         32          -         32
Loss/ (Profit) on disposal of aircraft              1          -         1        (27)        (3)       (30)
Deferred income taxes                             (13)        (3)      (16)         -          3          3
Provision for bad debts                             1          -         1         (6)         -         (6)
Accrued and deferred interest expense             473         47       520        665         66        731

Changes in operating assets & liabilities:
Accounts receivable                                 5          -         5         12         (2)        10
Intercompany account movements                     (8)         8         -          -          -          -
Other accruals and liabilities                      1          -         1        (16)         2        (14)
Other assets                                       (1)         1         -          2          6          8

                                             ---------  ---------  --------  ---------  ---------  ---------
Net cash provided by operating activities          20          7        27        100          8        108
                                             =========  =========  ========  =========  =========  =========


Cash flows from investing activities
Purchase/Sale of aircraft                           -          -         -         51          5         56
Capital and sales type leases                       1          -         1          1          -          1
Net cash provided by
                                             ---------  ---------  --------  ---------  ---------  ---------
investing activities                                1          -         1         52          5         57
                                             =========  =========  ========  =========  =========  =========

Cash flows from financing activities
Repayment of indebtedness                         (67)        (7)      (74)      (132)       (13)      (145)

                                             ---------  ---------  --------  ---------  ---------  ---------
Net cash used in financing activities             (67)        (7)      (74)      (132)       (13)      (145)
                                             =========  =========  ========  =========  =========  =========

Net (decrease) / increase in cash                 (46)         -       (46)        20          -         20

Cash at beginning of period                       135          6       141         77          6         83
                                             ---------  ---------  --------  ---------  ---------  ---------

Cash at end of period                              89          6        95         97          6        103
                                             =========  =========  ========  =========  =========  =========

Cash paid in respect of:
Interest                                           99          9       108         41          3         44
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

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary for a fair statement of the information presented as of December 31, 2004 and for the three and nine month periods ended December 31, 2004. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass-through Trust.

Recent Events

We have been unable to meet all of the 1996 Base Case assumptions or the 2001 Base Case assumptions. Various factors, starting with the 2001 terrorist attacks in the US and a weak global economy and including the continued threat of terrorist attacks, the outbreak of SARS and continuing conflict in Iraq, have contributed to a weak aircraft leasing market. As a result we have had to restructure many of our leases. Additionally the rates we are able to achieve on new leases (also adversely affected by a low interest rate environment) are generally lower, and in some cases significantly lower, than the rates assumed in the 2001 Base Case. We are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date. Even though, as discussed under "Commercial Opportunities for Certain Types of our Aircraft" below, as a result of the consent solicitation in 2003 we are now able to sell aircraft which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. In addition, although we are seeing some improvement in lease rates for certain aircraft types, this improvement has not made, nor do we expect it to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at January 18, 2005 was $119.5 million in arrears. We do not anticipate that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

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

The fair value of the aircraft is generally based on independent appraisals of aircraft. These appraisals are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand". In assessing fair value, consideration is also given to other available information including past experience, actual lease rates, sales prices achievable in the current market, the servicer's experience in the market and estimated discounted cash flows. Where the other available information indicates a lower value for an aircraft than its appraised value, such information is evaluated in detail in making the determination of the fair value for that aircraft. In some instances discounted cash flows may be used as a more accurate indication of fair value. The estimated discounted future cashflows assume, among other things, market lease rates at the end of the existing lease term, other lease costs, downtime and the risk inherent in the cashflows. Following consideration of the estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft, which have decreased significantly, a SFAS 144 assessment resulted in the requirement for an impairment provision of $45 million (Airplanes Limited: $35 million; Airplanes Trust: $10 million) in the nine month period ended December 31, 2004, $18 million (Airplanes Limited:
$18 million; Airplanes Trust: $Nil) of which has been included under discontinued operations.

Discontinued Operations

We separately disclose results relating to discontinued operations which refer to aircraft which have been sold or are held for sale. At December 31, 2004, fifteen aircraft with a net book value of $63 million are classified as held for sale. We disclose profit/ (loss) on sale, lease revenue, impairment charges and depreciation for these aircraft and the comparative prior period numbers have been reclassified on a consistent basis.

Debt Maturity

The terms of each subclass or class of notes, including the outstanding principal amount as of December 31, 2004 and estimated fair value as of December 31, 2004, are as follows:

                                                                                Estimated Fair
                        Annual Interest     Principal Amount                      Value at
                             Rate           at December 31,       Final         December 31,
 Class of Notes*       (Payable Monthly)         2004           Maturity Date      2004**
 ---------------       -----------------         ----           -------------   ---------------
                                             $ Million                            $ Million
 Subclass A-8            (LIBOR+.375%)            652         March 15, 2019         574
 Subclass A-9            (LIBOR+.55%)             750         March 15, 2019         399
 Class B                 (LIBOR+.75%)             227         March 15, 2019          34
 Class C                 (8.15%)                  350         March 15, 2019          11
 Class D                 (10.875%)                395         March 15, 2019           -
                                                -----                              -----
                                                2,374                              1,018
                                                =====                              =====

* The subclass A-6 notes were repaid on October 15, 2004.

** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at December 31, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.


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

Indebtedness at December 31, 2004 represents the aggregate of the outstanding class A to D notes and class E notes. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

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


Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three spare engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.95% of our portfolio by appraised value as of January 31, 2005. In December 1996, the Sao Paolo Court of Justice, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the Court of Justice granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the Court of Justice found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision and in June 2004, the Superior Court of Justice found in favour of VASP, granting VASP's special appeal with the consequent dismissal of debis AirFinance Ireland's rescission action. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including appeals and if necessary initiating a new rescission action. A risk of repossession by VASP would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Brazilian counsel to debis AirFinance Ireland believe that VASP may not commence a repossession action as VASP has indicated that it may instead file a motion for damages suffered as a result of the repossession of the aircraft. We cannot at this point quantify the amount of this potential damages claim. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At December 31, 2004, we owned 154 aircraft, 140 of which were on lease to 54 lessees in 35 countries.

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

Recent Developments

Overview

We have been unable to meet all of the 1996 Base Case assumptions or the 2001 Base Case assumptions. Various factors, starting with the 2001 terrorist attacks in the US and a weak global economy and including the continued threat of terrorist attacks, the outbreak of SARS and continuing conflict in Iraq, have contributed to a weak aircraft leasing market. As a result we have had to restructure many of our leases. Additionally the rates we are able to achieve on new leases (also adversely affected by a low interest rate environment) are generally lower, and in some cases significantly lower, than the rates assumed in the 2001 Base Case. We are generating revenues at significantly lower levels than we had assumed and at levels which have been inadequate to pay minimum principal on the class A notes in full, or to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date. Even though, as discussed under "Commercial Opportunities for Certain Types of our Aircraft" below, as a result of the consent solicitation in 2003 we are now able to sell aircraft which we may not have been able to sell previously, such sales in the current market are difficult to achieve and where sales have been completed, they have not yielded sales proceeds sufficient to repay a proportionate amount of the notes and certificates or even to make a significant difference to our cashflow. In addition, although we are seeing some improvement in lease rates for certain aircraft types, this improvement has not made, nor do we expect it to make a significant difference to our cashflow. On each payment date we are currently only paying in full our administrative and lease expenses and certain other payments in the ordinary course of business, interest on the class A notes and swap payments, and the "First Collection Account Top-Up". We use any remaining cashflows towards payment of minimum principal on the class A notes which at January 18, 2005 was $119.5 million in arrears. We do not anticipate that we will ever be able to resume making payments of interest or principal on the class B, C and D notes.

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

Class A minimum principal amount

To the extent that we have sufficient available funds, we are also required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals.) As a result of earlier payments of class A principal adjustment amount described above we remained ahead of the required class A minimum principal payment schedule. However as described above, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore on that date we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows and we were unable to fund the "Second Collection Account Top-up" in full. Beginning on the December 15, 2003 payment date our cashflows were insufficient to allocate any funds at all to the "Second Collection Account Top-up" or to pay minimum principal on the class A notes in full. Minimum principal arrears on the class A notes were $119.5 million on the January 18, 2005 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, since the December 15, 2003 payment date. Our failure to make payments on a class of notes results in failure to make payments on a corresponding class of certificates.

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

Ratings

This vulnerability of the various classes of notes and certificates has been reflected in actions taken by the rating agencies which continue to re-evaluate structured aircraft financings.

Set out in the table below are the ratings of our certificates at January 18, 2005:-

                    Outstanding
                     Principal
                     Balance as
                   at January 18,                              Moody's (S&P
Certificate             2005          S & P        Fitch        equivalent)
-----------             ----          -----        -----        -----------
Subclass A-8          $627.9m           A            BB           Baa3 (BBB-)
Subclass A-9          $750.0m           BB+          BB           B1 (B+)
Class B               $226.8m           D            CCC          Ca (CC)
Class C               $349.8m           D            CCC          Ca (CC)
Class D               $395.1m           D            CC           C (C)

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

Change of Independent Director/Controlling Trustee

Mr Jenkins has retired as a Director and Controlling Trustee of Airplanes Limited and Airplanes Trust, respectively, and as a director of Elasis Leasing IV Ltd. (UK), with effect from February 7, 2005. The board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have appointed Ms. Isla Smith as an Independent Director and Controlling Trustee with effect from the same date.

Ms. Isla Smith (52), qualified as an attorney in South Africa before moving to London and qualifying as a solicitor in 1980 and a member of the Institute of Taxation in 1981. She joined Norton Rose as an associate in 1980 and became a Commercial Tax Partner in 1985. She was a member of the firm's management board from 1996 to 2003. In 2002 she was appointed Global Head of Tax with responsibility for management of the tax practice in London, Paris, Frankfurt, Amsterdam and Milan. Ms. Smith moved from Norton Rose in 2004 to take on consultancy work and non-executive directorships. She has extensive experience in financing and taxation, particularly in aviation, transport, banking, utilities and real estate.

Commercial Opportunities for Certain Types of our Aircraft

The market for certain aircraft models is currently very weak and is expected to remain so. The price of aviation fuel has varied dramatically in recent months and remains volatile. This has added to the financial difficulties for airlines since, as a result of competitive pressures, not all of this cost is being passed back to customers. It also has a negative effect on operators of older, less fuel efficient aircraft which comprise a majority of the aircraft in our portfolio. Continued high fuel prices also make it more difficult for us to remarket these aircraft favourably.

Prior to the successful completion of the consent solicitation as outlined in our most recent Annual Report on Form 10-K, our indentures restricted our ability to sell aircraft. During September 2003, we successfully completed a solicitation of consents from certificate holders, as announced in our Consent Solicitation Statement dated September 5, 2003, and as explained in more detail in our most recent Report on Form 10-K. We are now able to sell aircraft below specified target prices where we have unanimously determined that a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met.

The Board would not ordinarily approve a sale of aircraft unless the Servicer has concluded that the best economic option for a particular aircraft is a sale. Before making such conclusion, the Servicer conducts a thorough analysis (which is also presented to and reviewed by the Board) comparing expected cash flows upon a sale against estimated cash flows from continued leasing. The Servicer's overall objective in this analysis is to maximize the cash flow generation for the relevant aircraft. This analysis includes a sale versus lease cash flow analysis and also the consideration of other more subjective factors as appropriate.

We continue to evaluate sales opportunities for aircraft with little or no re-lease prospects and which require expenditure for storage, maintenance and insurance. In the three month period to December 31, 2004, we disposed of 2 x MD83 aircraft. At December 31, 2004 six such aircraft (DC9-32 x 2, MD83 x 1, B737-200A x 2, DHC8-100 x 1) were subject to letters of intent or contract for sale.

As of the date of this Form 10-Q, one further B737-200A aircraft has become subject to a letter of intent for sale and the DHC8-100 aircraft listed above has been sold.

Remarketing

At December 31, 2004, we had 24 aircraft scheduled to be remarketed before December 31, 2005. These comprise 1 B737-200A, 4 B737-400/500s, 1 B747-200SF, 6
DHC8s, 11 DC8s, and 1 ATR42. As a result of the current over supply of aircraft in the market place and the factors discussed above, we will experience difficulties in placing certain of these aircraft, particularly the older less fuel efficient models such as the DC8s, MD83s, B737-200As and B747.

Furthermore, in light of the financial condition of certain lessees, it is likely that we will also experience redeliveries of aircraft prior to their contractual lease expiries, resulting in additional remarketing obligations. Aircraft returned early are unlikely to meet return conditions under the related lease, we may also be required to incur significant redelivery costs. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime. In addition new lease rates, with the exception of some more popular models, are also likely to be lower, and in some cases materially lower, than both the lease rates assumed in the 2001 Base Case and lease rates assumed in the 2001 Base Case and lease rates which have not been reset in the last three years.

With respect to each of our aircraft identified as a sale opportunity, we will apply the methodology described above on a case by case basis to determine whether sale of the aircraft may be in the best interests of Airplanes Group and the noteholders.

The Lessees:

Europe

At December 31, 2004 we leased 46 aircraft which represented 39.03% of our portfolio by appraised value at January 31, 2005 to operators in Europe.

Europe continues to perform strongly and the low cost boom has continued with additional start-ups, but also a number of failures, showing competition is strong.

North America

At December 31, 2004 we leased 18 aircraft representing 11.93% of our portfolio by appraised value as of January 31, 2005, to operators in North America. The large US airlines continue to announce significant losses and a number of these airlines are in, or considering entering, Chapter 11 bankruptcy protection. We believe that the market is suffering from over capacity and low yields.

At December 31, 2004, we leased six aircraft, representing 7.06% of our portfolio by appraised value as of January 31, 2005 to one Canadian lessee. The lessee, which has emerged from the protection of the Companies Creditors Arrangement Act (Canada), resumed making payments in July 2003 and continues to do so. The servicer had agreed a restructuring of the leases resulting in a temporary reduction in lease rentals. During the three months ended December 31, 2004 we realised $3 million from the proceeds of shares received under our claim against this lessee under its bankruptcy proceedings.

At December 31, 2004 a former lessee of one aircraft representing 0.79% of our portfolio by appraised value as of January 31, 2005 had filed for Chapter 11 bankruptcy protection. The airline has subsequently emerged from this protection. The aircraft was rejected as part of the Chapter 11 proceedings and was redelivered during the three month period ended June 30, 2004. The servicer agreed a $10 million settlement with the lessee in respect of its obligations which was received in cash during the three month period ended December 31, 2004.

Latin America

At December 31, 2004, lessees of 41 aircraft with respect to 19.70% of our portfolio by appraised value as of January 31, 2005 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets which may cause further difficulties for our lessees.

A former Brazilian lessee of three MD-11 aircraft was in arrears. The servicer, following discussions with the lessee agreed to the early return of the aircraft during 2003. The servicer signed a settlement agreement in 2004 in respect of the lessee's obligations and the lessee is current in respect of these obligations.

At December 31, 2004, a former Brazilian lessee of three B737-500 aircraft, representing 2.36% of our portfolio by appraised value at January 31, 2005 was in arrears. The servicer agreed to the early return of the aircraft prior to March 31, 2003 and signed a settlement agreement in 2004 in respect of the lessee's obligations. The lessee is current in respect of these obligations.

A second Brazilian lessee of eight F-100 aircraft representing 3.23% of our portfolio by appraised value as of January 31, 2005, has signed a restructuring agreement, which provided for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has to date continued to meet its obligations under the agreement.

At December 31, 2004 a Brazilian lessee of one DC8-71F aircraft, representing 0.32% of our portfolio by appraised value at January 31, 2005, was experiencing trading difficulties. The servicer has taken redelivery of the aircraft from the lessee since December 31, 2004, and is pursuing the lessee for its outstanding obligations.

At December 31, 2004, we leased nine aircraft, representing 8.34% of our portfolio by appraised value at January 31, 2005 to two Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the U.S. dollar denominated rental payments under the leases.

At December 31, 2004, we leased seven aircraft (included in the nine aircraft mentioned in the preceding paragraph) to one Colombian lessee, representing 7.77% of our portfolio by appraised value at January 31, 2005. The lessee, which emerged from Chapter 11 bankruptcy protection in the U.S. in December 2004, is current in respect of its obligations which were restructured during the year ended March 31, 2004.

Asia and the Far East

As at December 31, 2004, we leased 26 aircraft representing 17.34% of our portfolio by appraised value as of January 31, 2005 to 13 lessees in this region. Since 1999, there has been some stabilization and recovery in the economies of this region.

A decline in tourism in this area may adversely affect demand for aircraft in the region. For example, in the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This led to widespread disruption in travel within and from outside the region. Airlines suffered substantial cutbacks in the number of passengers travelling and many flight schedules were reduced. These factors adversely affected the ability of lessees in the region to make payments under their leases. Indications up to late 2004 were that the region had recovered and experienced traffic growth. On December 26, 2004, South East Asia was struck by a tsunami, causing severe devastation in the region. Current indications are that this is regionalized and may not affect air traffic. However, there are likely to be knock-on effects on tourism, which may adversely affect travel and lessees in the region.

At December 31, 2004 a former Indonesian lessee of two aircraft representing 0.14% of our portfolio by appraised value as of January 31, 2005 was in arrears. During the three month period ended December 31, 2004 these two aircraft were redelivered.
The servicer is currently in discussions regarding outstanding amounts. A letter of intent for sale has been signed in relation to these aircraft.

Africa

At December 31, 2004 we leased five aircraft representing 5.7% of our portfolio by appraised value at January 31, 2005 to lessees in Africa.

Other

At December 31, 2004, we also leased three aircraft representing 2.52% of our portfolio by appraised value as of January 31, 2005 to a lessee in Ukraine and one aircraft representing 0.16% of our portfolio by appraised value as of January 31, 2005 to a lessee in Australia.

Compliance with Governmental and Technical Regulation

In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 0.96% of our portfolio by appraised value as of January 31, 2005 did not meet the Stage 3 requirements as of March 31, 2004, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

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

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 aircraft. At December 31, 2004, 24 aircraft representing 14.02% of the portfolio by appraised value as of January 31, 2005, were MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 24 aircraft will cost approximately $9.3 million. To date, we have completed the modification of 13 aircraft at a cost of $6.1 million. We expect to complete the modification of the remaining aircraft by December 31, 2007 at an estimated cost of $3.2 million.

The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 53 Boeing 737 aircraft, representing 38.22% of our portfolio by appraised value at January 31, 2005, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards.

In early 2004 Boeing discovered cracks at the lap joint areas on a number of B737-200/300/400/500 aircraft ("B737 classics"), which were caused by scribe marks from sharp instruments used in paint, sealant and de-cal removal. As of November 2004, per Boeing information, fifty B737 classics out of 77 aircraft inspections were reported to have scribes (28 B737-200's, 18 B737-300's, 4 B73-400's). Also reported were scribe findings on five B747's, two B767's, and two B757's. Boeing released Service Bulletin S/B 737-53A1262 in December 2004, which is yet to be mandated by the FAA. This is expected to happen latter this year. S/B 737-53A1262 proposes a zonal inspection approach with inspections based on aircraft total cycles and cycles since first paint. This zonal approach will establish the time at which the first inspection must be accomplished. The servicer is assessing our portfolio of B737 aircraft to determine the extent of the exposure for our fleet.

The FAA has issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. Most of the cost of these modifications is expected to be covered by the manufacturer, with the operators only being responsible for the labour costs of the modifications, estimated at $20,000 per aircraft and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our 53 Boeing 737 aircraft comply with these modifications.

In light of the events of September 11, 2001, the FAA issued Special Federal Aviation Regulation Amendments mandating the installation of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit. Other aviation authorities subsequently mandated similar requirements. All of our aircraft which are on lease and subject to these requirements, either have been, or are expected to be, modified in accordance with the relevant requirements. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft have been modified by the lessee with no cost to us.

However, such requirements may increase remarketing costs for aircraft currently off lease or which are returned to us over the next twelve months.

The incurrence of any of the foregoing costs will further adversely impact our results of operations.

Results of Operations - Three Month Period Ended December 31, 2004 Compared with Three Month Period Ended December 31, 2003.

Airplanes Group's results for the three month period ended December 31, 2004 reflected a continuation of the difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $46 million in cash from operations in the three month period ended December 31, 2004 compared to $17 million in the same period of the previous year. The increase in cash generated from operations in the three month period ended December 31, 2004 is primarily attributable to lower interest payments, positive maintenance cashflows, recovery of amounts under lease restructuring agreements and was partially offset by greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above.

There was a net loss after taxation for the three month period ended December 31, 2004 of $276 million (Airplanes Limited: $240 million; Airplanes Trust: $36 million) compared to a net loss after taxation for the three month period ended December 31, 2003 of $327 million (Airplanes Limited: $295 million; Airplanes
Trust: $32 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $36 million to a loss of $20 million for the three month period ended December 31, 2004 was primarily attributable to an increase in profit from aircraft sales, lessee receipts under the terms of restructuring agreements and decreased other lease costs.

Leasing Revenues

Leasing revenues for the three month period ended December 31, 2004 were $41 million (Airplanes Limited: $40 million; Airplanes Trust: $1 million) compared with $45 million (Airplanes Limited: $43 million; Airplanes Trust: $2 million) for the three month period ended December 31, 2003. At December 31, 2004, we had 140 of our 154 aircraft on lease (Airplanes Limited: 130 aircraft; Airplanes
Trust: 10 aircraft) compared to 155 of our 174 aircraft on lease (Airplanes
Limited: 145 aircraft; Airplanes Trust: 10 aircraft) at December 31, 2003.

Other Income

During the three month period ended December 31, 2004, Airplanes Group received $7 million (Airplanes Limited: $7 million; Airplanes Trust: $Nil) under agreements signed with three lessees following their emergence from bankruptcy protection.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. An impairment review is required whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The statement requires an assessment for impairment when an asset's carrying value is greater than its estimated undiscounted future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the independent appraisers values and estimated future cashflows from rentals or sales proceeds to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $10 million (Airplanes Limited: $Nil; Airplanes Trust:
$10 million) in the three month period ended December 31, 2004 compared with $71 million (Airplanes Limited: $60 million; Airplanes Trust $11 million) in the three month period ended December 31, 2003.

Depreciation and Amortization

The charge for depreciation and amortization in the three month period ended December 31, 2004 amounted to $20 million (Airplanes Limited: $19 million; Airplanes Trust: $1 million) as compared with $21 million (Airplanes Limited:
$20 million; Airplanes Trust: $1 million) for the three month period ended December 31, 2003. The reduction in the charge in the three month period ended December 31, 2004 resulted primarily from the reduced depreciable value of the fleet following impairment provisions made.

Net Interest Expense

Net interest expense was $274 million (Airplanes Limited: $250 million; Airplanes Trust: $24 million), of which $38 million related to interest on the class A to D notes and swaps and $236 million related to interest on the class E notes, in the three month period ended December 31, 2004 compared to $217 million (Airplanes Limited: $198 million; Airplanes Trust: $19 million), of which $37 million related to interest on the class A to D notes and swaps and $180 million related to interest on the class E notes, in the three month period ended December 31, 2003. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $57 million, partially offset by lower average debt and interest rates in the three month period ended December 31, 2004.

The weighted average interest rate on the class A to D notes during the three month period ended December 31, 2004 was 5.62% and the average debt in respect of the class A to D notes outstanding during the period was $2,401 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the three month period to December 31, 2003 was 5.87% and the average debt in respect of the class A to D notes outstanding during the period was $2,574 million.

The difference for the three month period ended December 31, 2004 in Airplanes Group's net interest expense of $274 million (Airplanes Limited: $250 million; Airplanes Trust: $24 million) and cash paid in respect of interest of $14 million (Airplanes Limited: $13 million; Airplanes Trust: $1 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid and that the interest on the class B, C and D notes is now also being accrued and not paid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three month period ended December 31, 2004, Airplanes Group earned interest income (including lessee default interest) of $Nil compared with $1 million in the three month period ended December 31, 2003 (Airplanes Limited: $1 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 2004, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of bad and doubtful debts in the three month period ended December 31, 2004 compared with a release of provisions of $2 million (Airplanes Limited: $1 million; Airplanes Trust: $1 million) for the three month period ended December 31, 2003.

Other Lease Costs

Other lease costs, comprising aircraft related technical expenditure associated with remarketing the aircraft, in the three month period ended December 31, 2004 amounted to $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) compared with other lease costs of $8 million (Airplanes Limited: $7 million; Airplanes Trust: $1 million) in the three month period ended December 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended December 31, 2004 amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil) as compared to the expense that was incurred in the three month period ended December 31, 2003 of $13 million (Airplanes Limited: $12 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three month period ended December 31, 2004 included $6 million (Airplanes Limited: $6 million; Airplanes Trust:$Nil) relating to servicing fees, as compared to the three month period ended December 31, 2003, which included $5 million (Airplanes Limited: $5 million; Airplanes
Trust: $Nil) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended December 31, 2004 was $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $1 million (Airplanes Limited: $1 million; Airplanes Trust $Nil) for the three month period ended December 31, 2003.

Operating Loss on Continuing Operations

The operating loss on continuing operations for the three month period ended December 31, 2004 was $267 million (Airplanes Limited: $233 million; Airplanes
Trust: $34 million) compared with an operating loss of $283 million for the three month period ended December 31, 2003 (Airplanes Limited: $253 million; Airplanes Trust: $30 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $2 million (Airplanes Limited: $Nil; Airplanes Trust:
$2 million) in the three month period ended December 31, 2004, as compared with a tax charge of $1 million (Airplanes Limited: $Nil; Airplanes Trust: $1 million) for the three month period ended December 31, 2003.

Net Loss on Continuing Operations

The net loss after taxation on continuing operations for the three month period ended December 31, 2004 was $269 million (Airplanes Limited: $233 million; Airplanes Trust: $36 million) compared with a net loss after taxation on continuing operations for the three month period ended December 31, 2003 of $284 million (Airplanes Limited: $253 million; Airplanes Trust: $31 million).

Discontinued Operations

Sales proceeds of $4 million (Airplanes Limited: $4 million; Airplanes Trust:
$Nil) in respect of the sale of two MD83 aircraft, were received in the three month period ended December 31, 2004. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil). Lease rentals of $2 million (Airplanes Limited: $2 million, Airplanes Trust: $Nil), depreciation of $1 million (Airplanes Limited: $1 million; Airplanes Trust:
$Nil) and impairment charges of $10 million (Airplanes Limited: $10 million; Airplanes Trust: $Nil) have been included in discontinued operations.

In the three month period ended December 31, 2003, the aircraft sold, along with the aircraft classified as "held for sale" at December 31, 2004, had generated lease revenue of $4 million (Airplanes Limited: $4 million; Airplanes Trust:
$Nil) and had incurred impairment charges of $40 million (Airplanes Limited: $40 million; Airplanes Trust: $Nil) and depreciation of $7 million (Airplanes
Limited: $6 million; Airplanes Trust: $1 million). The net loss of $43 million (Airplanes Limited: $42 million; Airplanes Trust: $1 million) has been included in discontinued operations in the three month period ended December 31, 2003.

Net Loss after Taxation and Discontinued Operations

The net loss after taxation and discontinued operations for the three month period ended December 31, 2004 was $271 million (Airplanes Limited: $240 million; Airplanes Trust: $31 million) compared with a net loss after taxation and discontinued operations for the three month period ended December 31, 2003 of $327 million (Airplanes Limited: $295 million; Airplanes Trust: $32 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" continue to impair our cashflows.

Liquidity

Cash balances at December 31, 2004 amounted to $103 million (Airplanes Limited:
$97 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2003 of $95 million (Airplanes Limited: $89 million; Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the three month period ended December 31, 2004 amounted to $46 million (Airplanes Limited: $38 million; Airplanes Trust: $8 million) compared with $17 million in the three month period ended December 31, 2003 (Airplanes Limited: $13 million; Airplanes Trust: $4 million). This includes cash paid in respect of interest of $14 million in the three month period ended December 31, 2004 (Airplanes Limited: $13 million; Airplanes Trust: $1 million) compared with $30 million in the three month period ended December 31, 2003 (Airplanes Limited: $28 million; Airplanes Trust: $2 million). The increase in cash provided by operating activities in the three month period ended December 31, 2004 is primarily attributable to reduced interest payments, positive maintenance cashflows and lease revenue receipts due from lease restructurings.

Investing and Financing Activities

Cashflows provided by investing activities in the three month period ended December 31, 2004 were $4 million (Airplanes Limited: $4 million; Airplanes
Trust: $Nil). This includes proceeds of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) from the sale of two MD83 aircraft. In the three month period ended December 31, 2003, cashflows provided by investing activities were $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil). This included proceeds of $1 million (Airplanes Limited: $1 million; Airplanes Trust:
$Nil) from the sale of one Metro III aircraft and one A300 aircraft.

Cashflows used in financing activities in the three month period ended December 31, 2004 primarily reflect the repayment of $86 million of principal on subclass A-6 and subclass A-8 notes by Airplanes Group (Airplanes Limited: $78 million; Airplanes Trust: $8 million) compared with $44 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $40 million; Airplanes Trust: $4 million) in the three month period ended December 31, 2003.

Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $2,965 million (Airplanes Limited: $2,698 million; Airplanes Trust: $267 million) at December 31, 2004 and $3,144 million (Airplanes Limited: $2,861 million; Airplanes Trust: $283 million) at December 31, 2003. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,374 million (Airplanes Limited: $2,160 million; Airplanes Trust: $214 million) at December 31, 2004 and $2,553 million (Airplanes Limited: $2,323 million; Airplanes Trust:
$230 million) at December 31, 2003. Airplanes Group had $591 million class E notes outstanding at December 31, 2004 and December 31, 2003.

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

Results of Operations - Nine Month Period Ended December 31, 2004 Compared with Nine Month Period Ended December 31, 2003.

Airplanes Group's results for the nine month period ended December 31, 2004 reflected a continuation of the difficult trading conditions for the aviation industry which gave rise to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These restructurings will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $108 million in cash from operations in the nine month period ended December 31, 2004 compared to $27 million in the same period of the previous year. The increase in cash generated from operations in the nine month period ended December 31, 2004 is primarily attributable to lower interest payments and positive maintenance cashflows, partially offset by a reduction in lease revenues due to an increased level of lease restructurings and to a lesser extent, to greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. Cashflow will continue to be adversely affected by the factors outlined above.

There was a net loss after taxation for the nine month period ended December 31, 2004 of $734 million (Airplanes Limited: $658 million; Airplanes Trust: $76 million) compared to a net loss after taxation for the nine month period ended December 31, 2003 of $946 million (Airplanes Limited: $861 million; Airplanes
Trust: $85 million). Excluding accrued but unpaid class E note interest and impairment charges, the movement from a loss of $87 million to a loss of $23 million for the nine month period ended December 31, 2004 was primarily attributable to an increase in profit from aircraft sales, decreased depreciation and other lease costs, partially offset by a reduction in lease rentals.

Leasing Revenues

Leasing revenues for the nine month period ended December 31, 2004 were $136 million (Airplanes Limited: $130 million; Airplanes Trust: $6 million) compared with $147 million (Airplanes Limited: $139 million; Airplanes Trust: $8 million) for the nine month period ended December 31, 2003. The decrease in 2004 was primarily attributable to rental reductions and the number of aircraft which were off lease during the nine month period ended December 31, 2004. At December 31, 2004, we had 140 of our 154 aircraft on lease (Airplanes Limited: 130 aircraft; Airplanes Trust: 10 aircraft) compared to 155 of our 174 aircraft on lease (Airplanes Limited: 145 aircraft; Airplanes Trust: 10 aircraft) at December 31, 2003.

Other Income

During the nine month period ended December 31, 2004, Airplanes Group received $7 million (Airplanes Limited: $7 million; Airplanes Trust: $Nil) under agreements signed with three lessees following their emergence from bankruptcy protection.

Impairment Provisions

Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. An impairment review is required whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The statement requires an assessment for impairment when an asset's carrying value is greater than its estimated undiscounted future cashflows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the independent appraisers values and estimated future cashflows from rentals or sales proceeds, to be generated by our aircraft a SFAS 144 assessment resulted in the requirement for an impairment provision of $29 million (Airplanes Limited: $19 million; Airplanes Trust: $10 million) in the nine month period ended December 31, 2004 compared with $245 million (Airplanes Limited: $226 million; Airplanes Trust:$19 million) in the nine month period ended December 31, 2003.

Depreciation and Amortization

The charge for depreciation and amortization in the nine month period ended December 31, 2004 amounted to $61 million (Airplanes Limited: $59 million; Airplanes Trust: $2 million) as compared with $77 million (Airplanes Limited:
$73 million; Airplanes Trust: $4 million) for the nine month period ended December 31, 2003. The reduction in the charge in the nine month period ended December 31, 2004 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in prior periods.

Net Interest Expense

Net interest expense was $775 million (Airplanes Limited: $706 million; Airplanes Trust: $69 million), of which $110 million related to interest on the class A to D notes and swaps and $665 million related to interest on the class E notes, in the nine month period ended December 31, 2004 compared to $626 million (Airplanes Limited: $570 million; Airplanes Trust: $26 million), of which $117 million related to interest on the class A to D notes and swaps and $509 million related to interest on the class E notes, in the nine month period ended December 31, 2003. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $156 million, partially offset by lower average debt and interest rates in the nine month period ended December 31, 2004.

The weighted average interest rate on the class A to D notes during the nine month period ended December 31, 2004 was 5.78% and the average debt in respect of the class A to D notes outstanding during the period was $2,460 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, (as adjusted by reference to the U.S. consumer price index with effect from March 28, 1996).

The weighted average interest rate on the class A to D notes during the nine month period to December 31, 2003 was 6.06% and the average debt in respect of the class A to D notes outstanding during the period was $2,604 million.

The difference for the nine month period ended December 31, 2004 in Airplanes Group's net interest expense of $775 million (Airplanes Limited: $706 million; Airplanes Trust: $69 million) and cash paid in respect of interest of $44 million (Airplanes Limited: $41 million; Airplanes Trust: $3 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid and that the interest on the class B, C and D notes is now also being accrued and not paid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine month period ended December 31, 2004, Airplanes Group earned interest income (including lessee default interest) of $2 million (Airplanes Limited: $2 million; Airplanes Trust; $Nil), compared with $2 million in the nine month period ended December 31, 2003 (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 2004, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) in respect of bad and doubtful debts in the nine month period ended December 31, 2004 compared with a net provision of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) for the nine month period ended December 31, 2003.

Other Lease Costs

Other lease costs comprising aircraft related technical expenditure associated with remarketing the aircraft, in the nine month period ended December 31, 2004 amounted to $8 million (Airplanes Limited: $8 million; Airplanes Trust: $Nil) compared with other lease costs of $23 million (Airplanes Limited: $22 million; Airplanes Trust: $1 million) in the nine month period ended December 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended December 31, 2004 amounted to $24 million (Airplanes Limited: $23 million; Airplanes Trust: $1 million) as compared to the expense that was incurred in the nine month period ended December 31, 2003 of $29 million (Airplanes Limited: $27 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to the servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the nine month period ended December 31, 2004 and the nine month period ended December 31, 2003 include $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) relating to servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the nine month period ended December 31, 2004 was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared to the charge of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) for the nine month period ended December 31, 2003.

Operating Loss on Continuing Operations

The operating loss on continuing operations for the nine month period ended December 31, 2004 was $748 million (Airplanes Limited: $672 million; Airplanes
Trust: $76 million) compared with an operating loss of $854 million for the nine month period ended December 31, 2003 (Airplanes Limited: $780 million; Airplanes
Trust: $74 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax charge of $3 million (Airplanes Limited: $Nil; Airplanes Trust:
$3 million) in the nine month period ended December 31, 2004, as compared with a tax benefit of $16 million (Airplanes Limited: $13 million; Airplanes Trust: $3 million) for the nine month period ended December 31, 2003. The benefit in the nine month period ended December 31, 2003 relates primarily to a release of deferred tax provisions in the Irish subsidiary companies which were deemed unnecessary due to the level of losses forward.

Net Loss on continuing operations

The net loss on continuing operations after taxation for the nine month period ended December 31, 2004 was $751 million (Airplanes Limited: $672 million; Airplanes Trust: $79 million) compared with a net loss on continuing operations after taxation for the nine month period ended December 31, 2003 of $838 million (Airplanes Limited: $767 million; Airplanes Trust: $71 million).

Discontinued Operations

Sales proceeds of $57 million (Airplanes Limited: $52 million; Airplanes Trust:
$5 million) in respect of the sale of three MD11 aircraft, three DC9-32 aircraft, five DC8-71F aircraft, two MD83 aircraft, one DHC8-300C, one B737-200A and one A300C4-200, were received in the nine month period ended December 31, 2004. The net book value of the aircraft sold was $27 million (Airplanes
Limited: $25 million; Airplanes Trust: $2 million). These aircraft, along with the aircraft currently classified as "held for sale", had generated lease rentals of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil), had incurred depreciation charges of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) and incurred impairment charges of $17 million (Airplanes
Limited: $17 million; Airplanes Trust: $Nil) in the nine month period ended December 31, 2004. The net loss of $17 million (Airplanes Limited: $17 million; Airplanes Trust: $Nil) has been included in discontinued operations.

In the nine month period ended December 31, 2003, the sixteen aircraft sold in the nine month period ended December 31, 2004 along with the aircraft currently classified as "held for sale", had generated lease revenue of $14 million (Airplanes Limited: $14 million; Airplanes Trust: $Nil) and had incurred impairment charges of $105 million (Airplanes Limited: $92 million; Airplanes
Trust: $13 million) and depreciation charges of $16 million (Airplanes Limited:
$15 million; Airplanes Trust: $1 million). Sales proceeds of $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of the sale of one DC9-51 and three Metro III aircraft and one A300 aircraft were received in the nine month period ended December 31, 2003. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million; Airplanes Trust:
$Nil). The net loss of $108 million (Airplanes Limited: $94 million; Airplanes
Trust: $14 million) relating to aircraft sold, and the aircraft held for sale, has been included in discontinued operations in the nine month period ended December 31, 2003.

Net Loss after Taxation and Discontinued Operations

The net loss after taxation and discontinued operations for the nine month period ended December 31, 2004 was $734 million (Airplanes Limited: $658 million; Airplanes Trust: $76 million) compared with a net loss after taxation and discontinued operations for the nine month period ended December 31, 2003 of $946 million (Airplanes Limited: $861 million; Airplanes Trust: $85 million).

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The factors discussed above at "Recent Developments" continue to impair our cashflows.

Liquidity

Cash balances at December 31, 2004 amounted to $103 million (Airplanes Limited:
$97 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2003 of $95 million (Airplanes Limited: $89 million; Airplanes Trust: $6 million).

Operating Activities

Net cash provided by operating activities in the nine month period ended December 31, 2004 amounted to $108 million (Airplanes Limited: $100 million; Airplanes Trust: $8 million) compared with $27 million in the nine month period ended December 31, 2003 (Airplanes Limited: $20 million; Airplanes Trust: $7 million). This includes cash paid in respect of interest of $44 million (Airplanes Limited: $40 million; Airplanes Trust: $4 million) in the nine month period ended December 31, 2004 compared with $108 million (Airplanes Limited:
$99 million; Airplanes Trust: $9 million) in the nine month period ended December 31, 2003. The increase in cash provided by operating activities in the nine month period ended December 31, 2004 is primarily attributable to aircraft sales proceeds and positive maintenance cashflows, partially offset by a reduction in lease revenues due to lease restructurings and, to a lesser extent, greater aircraft downtime.

Investing and Financing Activities

Cashflows provided by investing activities in the nine month period ended December 31, 2004 were $57 million (Airplanes Limited: $52 million; Airplanes
Trust: $5 million). This includes proceeds of $56 million (Airplanes Limited:
$51 million; Airplanes Trust: $5 million) from the sale of two MD83 aircraft, five DC8-71F aircraft, one B737-200A aircraft, three MD11 aircraft, three DC9-32 aircraft, one A300C4-200 aircraft and one DHC8 aircraft. In the nine month period ended December 31, 2003, cashflows provided by investing activities included the receipt of $2 million (Airplanes Limited: $2 million; Airplanes
Trust: $Nil) in relation to the sale of one A300 aircraft, one DC9-51 aircraft and three Metro III aircraft.

Cashflows used in financing activities in the nine month period ended December 31, 2004 primarily reflect the repayment of $145 million of principal on subclass A-6 notes and subclass A-8 notes by Airplanes Group (Airplanes Limited:
$132 million; Airplanes Trust: $13 million) compared with $74 million of principal repaid on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $67 million; Airplanes Trust: $7 million) in the nine month period ended December 31, 2003.


Indebtedness

Airplanes Group's indebtedness consisted of class A to E notes in the amount of $2,965 million (Airplanes Limited: $2,698 million; Airplanes Trust: $267 million) at December 31, 2004 and $3,144 million (Airplanes Limited: $2,861 million; Airplanes Trust: $283 million) at December 31, 2003. Airplanes Group's outstanding publicly traded class A to D notes amounted to $2,374 million

(Airplanes Limited: $2,160 million; Airplanes Trust: $214 million) at December 31, 2004 and $2,553 million (Airplanes Limited: $2,323 million; Airplanes Trust:
$230 million) at December 31, 2003. Airplanes Group had $591 million class E notes outstanding at December 31, 2004 and December 31, 2003.

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

Comparison of Actual Cashflows versus the 2001 Base Case for the Three Month Period from October 9, 2004 to January 18, 2005.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The cashflow information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information must be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Annual Report on Form 10-K for the year ended March 31, 2004 and Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 which are filed with the Securities and Exchange Commission and available from http://www.sec.gov and "Item 1. Financial Statements (Unaudited)" of this Report on Form 10-Q.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended November 15, 2004, December 15, 2004 and January 18, 2005. The financial data in these reports includes cash receipts from October 9, 2004 (first day of the Calculation Period for the November 2004 Report) up to January 11, 2005 (last day of the Calculation Period for the January 2005 Report). Page [47] presents the cumulative cashflow information from March 2001 to the January 2005 payment date. This report, however, limits its commentary to the Three Month Period.

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

Cash Collections

"Total Cash Collections" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $74.5 million in Total Cash Collections, $22.7 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below. The numbers in square brackets below refer to the line item number shown on page [45].

[2]  Renegotiated Leases

     "Renegotiated Leases" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $2.2 million, as compared to $Nil assumed in the 2001 Base Case. This related to renegotiations with one Latin American lessee, one North American lessee, one European lessee and one Asian lessee representing 5 aircraft in total on lease to these lessees at December 31, 2004.

     For details of current lessee restructurings please refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $37.5 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three MD11 aircraft, two MD83 aircraft, three DC9-51 aircraft, one DC9-32 aircraft, six DC8-71F aircraft, one DHC8-300C aircraft, two B727-200A aircraft, seven B737-200A aircraft, three Metro-III aircraft and one A300B4-200 aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $13.9 million in lease rentals compared to the 2001 Base Case in the Three Month Period. Rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case was $Nil for the Three Month Period.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Three Month Period, Contracted Lease Rentals were $48.0 million, which was $53.6 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $0.6 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed Net Stress-Related Costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Three Month Period. Net Stress-Related Costs incurred in the Three Month Period amounted to a net cash inflow of $11.6 million (11.4% of Lease Rentals) compared to $6.1 million outflow assumed in the 2001 Base Case, a variance of $17.7 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are lease rental arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Three Month Period as compared to the 2001 Base Case assumption of $1.0 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $4.0 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Three Month Period.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had seventeen aircraft AOG at various times during the Three Month Period and at December 31, 2004, fourteen aircraft were AOG. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $3.5 million (3.4% of Lease Rentals), as compared to $4.3 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, Other Leasing Income amounted to $11.1 million and included the following:

     - receipt of $2.0 million from the sale of shares received in settlement of a claim following the restructuring of the lease obligations of one Canadian lessee in connection with its bankruptcy proceedings.

     - receipt of $8.6 million in settlement of a claim against one US lessee following the early termination of its lease of one B747-200SF aircraft as part of Chapter 11 bankruptcy proceedings. The total settlement received was $10.2 million, $1.6 million of which was allocated to contracted rentals, maintenance and default interest owed by the lessee up to the date of settlement of the claim.

     In the 2001 Base Case, Other Leasing Income was assumed to be $Nil in the Three Month Period.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Three Month Period, Repossession Costs amounted to $Nil, as compared to $0.8 million (0.8% of Lease Rentals) assumed under the 2001 Base Case.

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rental amounted to $60.2 million, $35.3 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount ($80 million plus the security deposit amount, subject to available cashflows), in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, Interest Earned amounted to $0.4 million, $1.3 million less than that assumed in the 2001 Base Case. The difference is due to a lower cash balance in the Collection Account as available cashflows were adequate to allocate only $60 million to the cash liquidity reserve amount on each payment date in the Three Month Period (refer to item 29A below), and a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 2.1% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $3.3 million were received in the Three Month Period in respect of the sale of two MD83 aircraft. In the 2001 Base Case, aircraft sales proceeds were assumed to be $Nil in the Three Month Period. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $10.6 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $10.5 million compared to $13.4 million assumed in the 2001 Base Case, a positive variance of $2.9 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $3.8 million (or 3.7% of Lease Rentals) compared to $5.1 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case. Actual Re-Leasing and Other Overhead Costs were lower than the 2001 Base Case assumption primarily due to lower than assumed transition costs on aircraft delivering to new lessees and lower payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     "SG&A Expenses" relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.1 million, as compared to $5.9 million assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:
                                                                           $M
                                                                          ---
     Retainer Fee.......................................................  5.1
     Minimum Incentive Fee .............................................  0.0
     Core Cashflow/Sales Incentive Fee .................................  0.0
                                                                          ---
     Total Aircraft Servicer Fee........................................  5.1
                                                                          ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]   Other Servicer Fees and Other Overheads

       "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $1.6 million, $0.8 million lower than an assumed expense of $2.4 million in the 2001 Base Case.

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

       "Shortfall in Liquidity Reserve" relates to any shortfall in the funds allocated to the "First Collection Account Top-up" and "Second Collection Account Top-up" as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the applicable liquidity reserve amount under the priority of payments applicable to Airplanes Group. Since the May 2003 payment date there has been a depletion of the "Second Collection Account Top-up" and beginning on the December 15, 2003 payment date cashflows have been insufficient to allocate any funds to the "Second Collection Account Top-up". On the January 18, 2005 payment date, there was a shortfall in the liquidity reserve amount of $43.4 million as compared to a shortfall of $43.5 million on the October 15, 2004 payment date, representing an overall decrease of $0.1 million in the Shortfall in Liquidity Reserve for the Three Month Period. This decrease in the Shortfall in Liquidity Reserve is explained by a net reduction of $0.1 million in the security deposit reserve amount in the Three Month Period. Under the 2001 Base Case, a Shortfall in Liquidity Reserve was not anticipated.

[30]   Interest Payments

       In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $9.7 million which is $30.1 million lower than assumed under the 2001 Base Case.

       Interest payments on the floating rate class A notes amounted to $9.7 million, $9.1 million lower than assumed under the 2001 Base Case, reflecting a lower than expected level of average interest rates on the floating rate notes, the impact of which was partly offset by a higher principal balance outstanding on these notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Three Month Period was 2.2%. Our cashflows have been inadequate to pay any interest on the class B, C and D notes in the Three Month Period. Interest payments assumed under the 2001

       Base Case in the Three Month Period amounted to $3.2 million, $7.1 million and $10.7 million respectively on the class B, C and D notes. Interest has begun to accrue on the unpaid interest on the class B, C and D notes in accordance with the terms of these notes and will continue to accrue until the arrears of interest are paid in full. Accrued and unpaid interest (including interest accrued on unpaid interest) amounted to $6.0 million, $34.8 million and $53.2 million respectively on the class B, C and D notes following the January 18, 2005 payment date.

       In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

       Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum began to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the priority of payments applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cashflows have not been sufficient to allow payment of step-up interest on any of the payment dates since March 2003 and this is expected to continue to be the case. Total step-up interest (including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at January 18, 2005 was $6.6 million.

[31]   Swap and Swaption Cashflows

       Airplanes Group's net swap payments during the Three Month Period were $6.4 million compared to $Nil assumed in the 2001 Base Case.

[33]   Principal Payments

       In the forty-six month period from March 10, 2001 to January 18, 2005, total principal payments amounted to $568.9 million (comprising $517.4 million on the class A notes and $51.5 million on the class B notes), $126.0 million less than assumed in the 2001 Base Case. The breakdown of the $126.0 million variance is set out on page [47]. In the Three Month Period, total principal payments amounted to $49.8 million, (comprising $49.8 million on the class A notes), $5.8 million greater than assumed in the 2001 Base Case. The breakdown of the $5.8 million variance is set out on page [46].

       Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,391.1 million at January 18, 2005. Our portfolio is appraised annually and the most recent appraisal prior to the January 18, 2005 payment date was obtained on January 31, 2004 and valued the current portfolio at $1,849.3 million. Applying the declining value assumptions to this appraisal, the total appraised value was $1,710.8 million at January 18, 2005.

       As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, we have been required to pay class A principal adjustment amount to the extent of available cashflows throughout the forty-six month period since the 2001 refinancing. However, we have not always had sufficient cashflows to pay class A principal adjustment amount in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the class A principal adjustment amount ranks ahead of the scheduled principal payments on the class C and D notes, and since available cashflows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the forty-six month period since the 2001 refinancing. Total deferrals of class C and class D scheduled principal amounts amounted to $99.2 million and $65.9 million respectively as of January 18, 2005.

       Based on the most recent annual appraisal dated January 31, 2005, the decline in appraised values in the year to the February 2005 payment date was approximately $42.3 million more than the decline assumed in the 1996 Base Case. The decline in appraised values in this period will result in an increase in the arrears of class A principal adjustment amount at the February 15, 2005 payment date of $41.0 million.

       To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A and B notes in order to maintain certain loan to initial appraised value ratios. (Since class A minimum principal amount is determined by reference to initial appraised values, it is unaffected by the annual appraisals referred to above). As a result of earlier payments of class A principal adjustment amounts, described above, we remained ahead of the required class A minimum principal payment schedule. However, as described above, we have not always had sufficient cashflows to pay class A principal adjustment amounts in full and since the April 15, 2003 payment date, we have not had sufficient cashflows to pay any class A principal adjustment amount. As a result, since the August 15, 2003 payment date we have no longer been ahead of the required class A minimum principal payment schedule. Therefore we had to recommence payments of minimum principal on the class A notes to the extent of available cashflows on that date. Our cashflows were insufficient to pay minimum principal on the class A notes in full beginning on the December 15, 2003 payment date and minimum principal arrears on the class A notes were $119.5 million following the January 18, 2005 payment date. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and D notes in the priority of payments, our cashflows have been inadequate to pay any interest or minimum principal on the class B notes or any interest on the class C and D notes, beginning on the December 15, 2003 payment date. Minimum principal arrears on the class B notes were $44.4 million following the January 18, 2005 payment date.

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

Note                      Report Line Name                 Description
----                      ----------------                 -----------

                          CASH COLLECTIONS
[1]                       Lease Rentals..................  Assumptions as per the 2001 Base Case
[2]                       - Renegotiated Leases..........  Change in contracted rental cash flow caused by a renegotiated lease
[3]                       - Rental Resets................  Re-leasing events where new lease rate deviated from the 2001
                                                           Base Case
[4]                       - Lease Rentals - Aircraft       Revenue foregone on aircraft sold prior to their assumed sale
                          Sales..........................  date in the 2001 Base Case net of revenue received on aircraft remaining on lease after their assumed sale date in the 2001
                                                           Base Case
[5] E [1]...[4]             Contracted Lease Rentals.....  Current Contracted Lease Rentals due as at the latest
                                                           Calculation Date
[6]                       Movement in Current Arrears      Current Contracted Lease Rentals not received as at the latest
                          Balance........................  Calculation Date, excluding Bad Debts
[7]                       Less Net Stress Related Costs..
[8]                       - Bad Debts....................  Arrears owed by former lessees and deemed irrecoverable
[9]                       - Deferred Arrears Balance.....  Current arrears that have been capitalized and restructured as a
                                                           Note Payable
[10]                      - AOG..........................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                      - Other Leasing Income.........  Includes lease termination/restructuring payments, rental guarantees and late payments charges
[12]                      - Repossession.................  Legal and technical costs incurred in repossessing aircraft.
[13]  E [8]...[12]
                                                           Sub-total
[14] [5]+[6]+[13]         Net Lease Rental...............  Contracted Lease Rentals less Movement in Current Arrears
                                                           Balance and Net Stress Related Costs
[15]                      Interest Earned................  Interest earned on monthly cash balances
[16]                      Aircraft Sales.................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                      Net Maintenance................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                      Other Receipts.................  Receipts from GE Capital under the Tax Sharing Agreement
[19] E [14]...[18]          Total Cash Collections.......  Net Lease Rental + Interest Earned + Aircraft Sales + Net
                                                           Maintenance + Other Receipts

                          CASH EXPENSES
                          Aircraft Operating Expenses....  All operational costs related to the leasing of aircraft.
[20]                      Releasing and Other
                          Overheads......................  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other
                                                           lessee-related overheads
                          SG&A Expenses
[21]                      Aircraft Servicer Fees.........  Monthly and annual fees paid to servicer
                          - Retainer Fee.................  Fixed amount per month per aircraft
                          - Minimum Incentive Fee........  Minimum annual fee paid to servicer for performance above an annually agreed target.
                          - Core Cashflow/Sales Incentive  Fees (in excess of Minimum Incentive Fee above) paid to servicer for
                          Fee                              performance above an annually agreed target/on sale of an aircraft.
[22] [21]                 Sub-total
[23]                      Other Servicer Fees and Other    Administrative Agent, trustee and professional fees paid to
                          Overheads......................  other service providers and other overheads
[23A]                     Other SG&A Expenses............  Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the 2001 Base Case and costs relating to the 2003 consent solicitation for
                                                           Indenture amendment
[24] [22]+[23]+[23A]      Sub-total
[25]  [20]+[24]           Total Cash Expenses............  Aircraft Operating Expenses + SG&A Expenses

                          NET CASH COLLECTIONS
[26]  [19]                Total Cash Collections.........  Line 19 above
[27]  [25]                Total Cash Expenses............  Line 25 above
[28]                      Movement in Expense Account....  Relates to reduction in accrued expense amounts
[29]                      Reduction in Liquidity Reserve.  Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[29A]                     Shortfall in Liquidity Reserve.  Shortfall in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]                      Interest Payments..............  Interest paid on all outstanding debt
[31]                      Swap payments..................  Net swap payments (paid)/received
[32] E [26]...[31]        Total

[33]                      Principal payments.............  Principal payments on debt

  Airplanes Group Cashflow Performance for the Period from October 9, 2004 to
       January 18, 2005 (3 Months) Comparison of Actual Cashflows versus
                            2001 Base Case Cashflows

                                                                                      % of Lease Rentals under
                                                                                         the 2001 Base Case
                                                                2001                            2001
                                                                ----                            ----
                                                    Actual   Base Case  Variance     Actual   Base Case  Variance
                                                    ------   ---------  --------     ------   ---------  --------
                CASH COLLECTIONS                          ($ Millions)

1               Lease Rentals                        101.6     101.6        0.0      100.0%      100.0%     0.0%
2               - Renegotiated Leases                 (2.2)      0.0       (2.2)      (2.2%)       0.0%    (2.2%)
3               - Rental Resets                      (37.5)      0.0      (37.5)     (36.9%)       0.0%   (36.9%)
4               - Lease Rentals - Aircraft Sales      13.9)      0.0      (13.9)     (13.7%)       0.0%   (13.7%)
                                                      -----      ---      ------      -------      ----   -------

5   E 1 - 4     Contracted Lease Rentals              48.0     101.6      (53.6)      47.2%      100.0%   (52.8%)
6               Movement in Current Arrears            0.6       0.0        0.6        0.6%        0.0%     0.6%
                Balance
7               less Net Stress Related Costs
8               - Bad Debts                            0.0      (1.0)       1.0        0.0%       (1.0%)    1.0%
                - Deferred Arrears Balance             4.0       0.0        4.0        3.9%        0.0%     3.9%
10              - AOG                                 (3.5)     (4.3)       0.8       (3.4%)      (4.2%)    0.8%
11              - Other Leasing Income                11.1       0.0       11.1       10.9%        0.0%    10.9%
12              - Repossession                         0.0      (0.8)       0.8        0.0%       (0.8%)    0.8%
                                                       ---      -----       ---        ----       ------    ----
13    E 8 - 12  Sub-total                             11.6      (6.1)      17.7       11.4%       (6.0%)   17.4%
14    5+6+13    Net Lease Rental                      60.2      95.5      (35.3)      59.3%       94.0%   (34.7%)
15              Interest Earned                        0.4       1.7       (1.3)       0.4%        1.7%    (1.3%)
16              Aircraft Sales                         3.3       0.0        3.3        3.2%        0.0%     3.2%
17              Net Maintenance                       10.6       0.0       10.6       10.4%        0.0%    10.4%
18              Other Receipts                         0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                     -----     -----     ------      ------      ------  -------
19    E 14 - 18 Total Cash Collections                74.5      97.2      (22.7)      73.3%       95.7%   (22.3%)
                                                      ====      ====      ======      =====       =====   =======

                CASH EXPENSES
                Aircraft Operating Expenses
20              - Re-leasing and other overheads      (3.8)     (5.1)       1.3       (3.7%)      (5.0%)    1.3%

                SG&A Expenses
21              Aircraft Servicer Fees
                - Retainer Fee                        (5.1)     (5.5)       0.4       (5.0%)      (5.4%)    0.4%
                - Minimum Incentive Fee                0.0      (0.4)       0.4        0.0%       (0.4%)    0.4%
                - Core Cashflow/Sales Incentive Fee    0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                       ---       ---        ---        ----        ----     ----
22       21     Sub-total                             (5.1)     (5.9)       0.8       (5.0%)      (5.8%)    0.8%
23              Other Servicer Fees and Other         (1.6)     (2.4)       0.8       (1.6%)      (2.4%)    0.8%
                Overheads
23A             Other SG&A Expenses                    0.0       0.0        0.0        0.0%        0.0%     0.0%
                                                     -----     -----        ---        ----        ----     ----
24   22+23+23A  Sub-total                             (6.7)     (8.3)       1.6       (6.6%)      (8.2%)    1.6%
                                                      -----    ------       ---       ------      ------    ----
25    24+20     Total Cash Expenses                  (10.5)    (13.4)       2.9      (10.3%)     (13.2%)    2.9%
                                                     ======    ======     =====      =======     =======    ====

                NET CASH COLLECTIONS
26       19     Total Cash Collections                74.5      97.2      (22.7)      73.3%       95.7%   (22.3%)
27       25     Total Cash Expenses                  (10.5)    (13.4)       2.9      (10.3%)     (13.2%)    2.9%
28              Movement in Expense Account            2.0       0.0        2.0        2.0%        0.0%     2.0%
29              Reduction in Liquidity Reserve         0.0       0.0        0.0        0.0%        0.0%     0.0%
29A             Shortfall in Liquidity Reserve        (0.1)      0.0       (0.1)      (0.1%)       0.0%    (0.1%)
30              Interest Payments                     (9.7)    (39.8)      30.1       (9.5%)     (39.2%)   29.6%
31              Swap Payments                         (6.4)      0.0       (6.4)      (6.3%)       0.0%    (6.3%)
                                                      -----      ---       -----      ------       ----    ------
32    E 26 - 31 TOTAL                                 49.8      44.0        5.8       49.0%       43.3%     5.7%
                                                      ====      ====        ===       =====       =====     ====

33              PRINCIPAL PAYMENTS
                Class A                               49.8      38.6       11.2       49.0%       38.0%    11.0%
                Class B                                0.0       5.4       (5.4)       0.0%        5.3%    (5.3%)
                                                       ---       ---       -----       ----        ----    ------
                Total                                 49.8      44.0        5.8       49.0%       43.3%     5.7%
                                                      ====      ====        ===       =====       =====     ====

                Debt Balances at January 18, 2005
                Subclass A-6                           0.0       0.0
                Subclass A-8                         628.0     700.0
                Subclass A-9                         750.0     575.0
                Class B                              226.8     203.8
                Class C                              349.8     349.8
                Class D                              395.1     395.1
                                                     -----     -----
                                                   2,349.7   2,223.7
                                                   =======   =======


Airplanes Group Cashflow Performance for the Period from March 10, 2001 to January 18, 2005 (46 Months)

                       Comparison of Actual Cashflows versus 2001 Base Case Cashflows
                                                                                   % of Lease Rentals under
                                                                                      the 2001 Base Case
                                                                2001                         2001
                                                                ----                         ----
                                                    Actual   Base Case   Variance  Actual  Base Case  Variance
                                                    ------   ---------   --------  ------  ---------  --------
                CASH COLLECTIONS                           ($ Millions)
1               Lease Rentals                      1,598.8     1,598.8       0.0   100.0%    100.0%      0.0%
2               - Renegotiated Leases                (84.2)        0.0     (84.2)   (5.3%)     0.0%     (5.3%)
3               - Rental Resets                     (326.9)        0.0    (326.9)  (20.4%)     0.0%    (20.4%)
4               - Lease Rentals - Aircraft Sales     (36.7)        0.0     (36.7)   (2.3%)     0.0%     (2.3%)
                                                   -------     -------    ------   ------    ------      ----

5   E  1 - 4    Contracted Lease Rentals           1,151.0     1,598.8    (447.8)   72.0%    100.0%    (28.0%)
6               Movement in Current Arrears           (3.6)        0.0      (3.6)   (0.2%)     0.0%     (0.2%)
                Balance
7               less Net Stress Related Costs
8               - Bad Debts                          (10.2)      (16.0)      5.8    (0.6%)    (1.0%)     0.4%
9               - Deferred Arrears Balance            21.4         3.1      18.3     1.3%      0.2%      1.1%
10              - AOG                               (125.0)      (67.3)    (57.7)   (7.8%)    (4.2%)    (3.6%)
11              - Other Leasing Income                24.7         0.0      24.7     1.5%      0.0%      1.5%
12              - Repossession                        (4.1)      (12.8)      8.7    (0.3%)    (0.8%)     0.5%
                                                   -------     -------    ------   ------    ------      ----
13    E 8 - 12  Sub-total                            (93.2)      (93.0)     (0.2)   (5.8%)    (5.8%)    (0.0%)
14    5+6+13    Net Lease Rental                   1,054.2     1,505.8    (451.6)   65.9%     94.2%    (28.2%)
15              Interest Earned                       10.3        26.5     (16.2)    0.6%      1.7%     (1.0%)
16              Aircraft Sales                        88.7        43.6      45.1     5.5%      2.7%      2.8%
17              Net Maintenance                       94.6         0.0      94.6     5.9%      0.0%      5.9%
18              Other Receipts                        13.8         0.0      13.8     0.9%      0.0%      0.9%
                                                   -------     -------    ------   ------    ------      ----
19   E 14 - 18  Total Cash Collections             1,261.6     1,575.9    (314.3)   78.9%     98.6%    (19.7%)
                                                   =======     =======    =======   =====     =====    =======

                CASH EXPENSES
                Aircraft Operating Expenses
20              - Re-leasing and other overheads     (90.2)      (80.1)    (10.1)   (5.6%)    (5.0%)    (0.6%)

                SG&A Expenses
21              Aircraft Servicer Fees
                - Retainer Fee                       (85.4)      (85.2)     (0.2)   (5.3%)    (5.3%)    (0.0%)
                - Minimum Incentive Fee               (6.0)       (5.8)     (0.2)   (0.4%)    (0.4%)    (0.0%)
                - Core Cashflow/Sales Incentive Fee   (0.2)        0.0      (0.2)    0.0%      0.0%     (0.0%)
                                                    -------        ---      -----    ----      ----     ------
22       21     Sub-total                            (91.6)      (91.0)     (0.6)   (5.7%)    (5.7%)    (0.0%)
23              Other Servicer Fees and Other        (40.8)      (38.4)     (2.4)   (2.6%)    (2.4%)    (0.2%)
                Overheads
23A             Other SG&A Expenses                   (2.0)       (4.7)      2.7    (0.1%)    (0.3%)     0.2%
                                                   -------     -------    ------   ------    ------      ----
24  22+23+23A   Sub-total                           (134.4)     (134.1)     (0.3)   (8.4%)    (8.4%)    (0.0%)
                                                    -------     -------     -----   ------    ------    ------

25     24+20    Total Cash Expenses                 (224.6)     (214.2)    (10.4)  (14.0%)   (13.4%)    (0.7%)
                                                    =======     =======    ======  =======   =======    ======

                NET CASH COLLECTIONS
26       19     Total Cash Collections             1,261.6     1,575.9    (314.3)   78.9%     98.6%    (19.7%)
27       25     Total Cash Expenses                 (224.6)     (214.2)    (10.4)  (14.0%)   (13.4%)    (0.7%)
28              Movement in Expense Account           (5.5)        0.0      (5.5)   (0.3%)     0.0%     (0.3%)
29              Reduction in Liquidity Reserve        40.0        40.0       0.0     2.5%      2.5%      0.0%
29A             Shortfall in Liquidity Reserve        43.4         0.0      43.4     2.7%      0.0%      2.7%
30              Interest Payments                   (368.3)     (678.6)    310.3   (23.0%)   (42.4%)    19.4%
31              Swap Payments                       (177.7)      (28.2)   (149.5)  (11.1%)    (1.8%)    (9.4%)
                                                    -------      ------   -------  -------    ------    ------
32   E 26 - 31  TOTAL                                568.9       694.9    (126.0)   35.6%     43.5%     (7.9%)
                                                  ========     =======    =======  ======     =====     ======

33              PRINCIPAL PAYMENTS
                Class A                              517.4       620.4    (103.0)   32.4%     38.8%     (6.4%)
                Class B                               51.5        74.5     (23.0)    3.2%      4.7%     (1.4%)
                                                    ------      ------   --------  ------   -------     ------
                Total                                568.9       694.9    (126.0)   35.6%     43.5%     (7.9%)
                                                     =====       =====    =======   =====     =====     ======

                Debt Balances at January 18, 2005
                Subclass A-6                           0.0         0.0       0.0
                Subclass A-8                         628.0       700.0     (72.0)
                Subclass A-9                         750.0       575.0     175.0
                Class B                              226.8       203.8      23.0
                Class C                              349.8       349.8       0.0
                Class D                              395.1       395.1       0.0
                                                  --------    --------  --------
                                                   2,349.7     2,223.7     126.0
                                                   =======     =======     =====

                                                      Mar-01                               2001
                                                      ------                               ----
                                                     Closing            Actual         Base Case
                                                     -------            ------         ---------
                                                ($ Millions)        ($ Millions)     ($ Millions)

      Net Cash Collections                                               568.9             694.9

      Add Back Interest and Swap Payments                                546.0             706.8
                                                                         -----             -----

  a   Net Cash Collections                                             1,114.9           1,401.7
                                                                       =======           =======
      (excl. interest and swap payments)
  b   Swaps                                                              177.7              28.2
  c   Class A Interest                                                   157.2             348.1
  d   Class A Minimum                                                    262.5               0.0
  e   Class B Interest                                                    20.5              56.5
  f   Class B Minimum                                                     51.5              74.5
  g   Class C Interest                                                    76.0             109.3
  h   Class D Interest                                                   114.6             164.7
  i   Class A Principal Adjustment                                       254.9             620.4
  i   Class C Scheduled                                                    0.0               0.0
  k   Class D Scheduled                                                    0.0               0.0
  l   Permitted Aircraft Modifications                                     0.0               0.0
  m   Step-up Interest                                                     0.0               0.0
  n   Class E Minimum Interest                                             0.0               0.0
  o   Class B Supplemental                                                 0.0               0.0
  p   Class A Supplemental                                                 0.0               0.0
                                                                       -------             -----
      Total                                                            1,114.9           1,401.7
                                                                       =======           =======

 [1]  Interest Coverage Ratio
      Class A                                                              3.3               3.7  = a/(b+c)
      Class B                                                              N/A               3.2  = a/(b+c+d+e)
      Class C                                                              N/A               2.3  = a/(b+c+d+e+f+g)
      Class D                                                              N/A               1.8  = a/(b+c+d+e+f+g+h)

 [2]  Debt Coverage Ratio
      Class A                                                              N/A               3.7  = a/(b+c+d)
      Class B                                                              N/A               2.8  = a/(b+c+d+e+f)
      Class C                                                              N/A               N/A  = a/(b+c+d+e+f+g+h+i+j)
      Class D                                                              N/A               N/A  = a/(b+c+d+e+f+g+h+i+j+k)

      Loan to Value Ratios (in U.S. dollars)
 [3]  Adjusted Portfolio Value                       3,108.6           1,710.8           2,373.7
      Liquidity Reserve Amount of
      which
      - Cash                                           156.9              60.0             116.0
      - Accrued Expenses                                12.6              10.0               0.0
                                                     -------           -------            ------
      Subtotal                                         169.5              70.0             116.0
      Less Lessee Security Deposits                     36.9               0.0              36.0
                                                     -------           -------            ------
      Subtotal                                         132.6              70.0              80.0
                                                     -------           -------            ------
 [4]  Total Asset Value                              3,241.2           1,780.8           2,453.7
                                                     =======           =======           =======


Note Balances as at:                                March 15, 2001  January 18, 2005   January 18, 2005
                                                    --------------  ----------------   ----------------


      Class A                                        1,895.4  58.5%   1,378.0   77.4%  1,275.0  52.0%
      Class B                                          278.3  67.1%     226.8   90.1%    203.8  60.3%
      Class C                                          349.8  77.9%     349.8  109.8%    349.8  74.5%
      Class D                                          395.1  90.0%     395.1  131.9%    395.1  90.6%
                                                     -------           ------           ------
                                                     2,918.6          2,349.7          2,223.7
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

The terms of each subclass or class of notes, including the outstanding principal amount as of December 31, 2004 and estimated fair value as of December 31, 2004, are as follows:

                                                                                                Estimated Fair
                               Annual Interest     Principal Amount                               Value at
                                    Rate           at December 31,               Final          December 31,
                                                   ----------------                             ------------
    Class of Notes*           (Payable Monthly)          2004                Maturity Date          2004**
    ---------------           -----------------          ----                -------------          ----
                                                       $ Million                                  $ Million
    Subclass A-8            (LIBOR+.375%)                  652              March 15, 2019            574
    Subclass A-9            (LIBOR+.55%)                   750              March 15, 2019            399
    Class B                 (LIBOR+.75%)                   227              March 15, 2019             34
    Class C                 (8.15%)                        350              March 15, 2019             11
    Class D                 (10.875%)                      395              March 15, 2019              -
                                                        ------                                   --------
                                                         2,374                                      1,018
                                                         =====                                      =====

---------------------

* The subclass A-6 notes were repaid on October 15, 2004.

** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at December 31, 2004 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental receipts which are based on either a fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and leases representing approximately 98% of our portfolio by appraised value as of January 31, 2005 are fixed rate leases.

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

At December 31, 2004, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,045 million. The aggregate notional principal balance of these swaps will reduce, by their terms, to an aggregate notional principal balance of $940 million by March 31, 2005, to an aggregate notional principal balance of $735 million by March 31, 2006, to an aggregate notional principal balance of $515 million by March 31, 2007, to an aggregate notional principal balance of $240 million by March 2008, to an aggregate notional principal balance of $150 million by March 2009 and to an aggregate notional principal balance of $50 million by March 2010. None of the swaps has a maturity date extending beyond April 2010. The aggregate estimated fair market value of the swaps at December 31, 2004 was ($16.2) million, that is the swaps were "out-of-the-money", meaning that if the swaps were sold, Airplanes Group would incur a loss of $16.2 million, as detailed on the next page:

                         Airplanes Group Swap Book at December 31, 2004

                                                                             Estimated Fair
          Notional                                                           Market Value ($)
Swap     Amount (1)       Effective            Final        Fixed Rate        As at Dec 31,
No.      $'millions          Date          Maturity Date    Payable (2)            2004

1            20           15-May-01          15-Jan-05        4.7950%            (45,138)
2            50           21-Aug-01          15-Feb-05        4.4195%           (172,116)
3            15           15-Oct-04          15-Oct-05        4.5650%           (194,371)
4            15           17-Oct-01          15-Nov-05        3.9475%           (140,538)
5            60           15-Jul-04          15-Dec-05        2.4475%             657,306
6           105           24-Jul-01          15-Dec-05        5.2850%         (1,466,171)
7            30           17-Nov-03          15-Jan-06        5.1150%           (349,013)
8           125           20-Dec-01          15-Feb-06        4.6350%         (1,026,874)
9            10           15-May-03          15-Mar-06        2.8800%               6,698
10           25           30-Jan-02          15-Apr-06        3.5040%           (127,192)
11           60           15-Mar-02          15-Apr-06        4.0125%           (387,349)
12           10           15-Dec-03          18-Apr-06        2.9425%              22,943
13          155           15-Aug-02          15-Jul-06        5.5500%         (3,877,240)
14           0            17-Oct-05          15-Oct-06        4.9400%           (137,995)
15           65           15-Jul-04          15-May-07        5.8620%         (5,413,215)
16           60           15-Mar-04          15-May-07        5.2020%         (1,833,132)
17           60           15-Apr-03          15-May-07        3.5350%           (191,777)
18           90           15-Dec-04          15-Jun-07        4.1300%         (1,505,465)
19           90           17-Mar-03          17-Sep-07        3.8700%           (879,739)
20           0            15-May-07          15-Nov-07        4.8000%           (301,417)
21           0            17-Sep-07          17-Dec-07        4.9440%           (160,130)
22           0            15-Jul-05          15-Apr-08        3.4800%             677,865
23           0            15-Jun-05          15-Oct-09        3.8625%             421,234
24           0            15-Jul-05          15-Nov-09        4.0775%              64,987
25           0            15-Apr-05          15-Apr-10        4.0800%              69,543
        -----------                                                         --------------
          1,045                                                               (16,288,296)
        -----------                                                         --------------

1) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

2) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, reset monthly on an actual /360 adjusted basis.

3) The initial amounts for swaps number 14, 20, 21, 22, 23, 24 and 25 are $10 million, $95 million, $75 million, $45 million, $50 million, $50 million and $50 million respectively.

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

Our indentures required that any counterparty with whom we enter into a swap have at least a short-term unsecured debt rating of A-1+ from Standard & Poor's and a long-term unsecured debt rating of A1 from Moody's. It was proving increasingly difficult to find counterparties meeting these requirements and therefore, as further described in our most recent Annual Report on Form 10-K, as filed with the SEC, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust resolved to undertake a consent solicitation in 2003 seeking, among other things, to amend the indentures so as to reduce the required rating for a swap counterparty to a short-term unsecured debt rating of at least A-1 from Standard & Poor's and a long-term unsecured debt rating of at least A2 from Moody's or otherwise as approved by the Board with the prior agreement of the rating agencies. The consent solicitation was successful and the indentures accordingly amended in September 2003. However, because of our financial condition, notwithstanding the changes to the indentures, the availability of counterparties has become very limited. Consequently we may not be able to find counterparties willing to enter into interest rate swaps with us, and/or it may become more expensive for us to enter into swaps with eligible counterparties. As a result we have concluded that in such circumstances we may partially hedge the vehicle against a significant adverse movement in interest rates through the purchase of a limited amount of out of the money interest rate caps. During the nine month period ended December 31, 2004 we purchased an interest rate cap with a notional amount of $50 million.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

The Chairman of the Board of Directors of Airplanes Limited and of the Controlling Trustees of Airplanes Trust acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15 (d) - 15(e)) as of the end of the period covered by this quarterly report, has concluded that as of the end of such period, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

(b)  Changes in internal controls

There were no changes in the internal controls of Airplanes Group over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15(d)-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, debis AirFinance Ireland (formerly known as GPA Group plc) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three spare engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from debis AirFinance Ireland in March 1996, four of which remain in our portfolio and represented 1.95% of our portfolio by appraised value as of January 31, 2005. In December 1996, the Sao Paolo Court of Justice, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the Court of Justice granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the Court of Justice found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP has actively pursued appeals to this decision and in June 2004, the Superior Court of Justice found in favour of VASP, granting VASP's special appeal with the consequent dismissal of debis AirFinance Ireland's rescission action. debis AirFinance Ireland has indicated that it will continue to actively pursue all available courses of action, including appeals and if necessary initiating a new rescission action. A risk of repossession by VASP would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Brazilian counsel to debis AirFinance Ireland believe that VASP may not commence a repossession action as VASP has indicated that it may instead file a motion for damages suffered as a result of the repossession of the aircraft. We cannot at this point quantify the amount of this potential damages claim. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

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

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

31    Certification of Chairman pursuant to Rule 13a-14(a).

32    Section 1350 Certification

Reports on Form 8-K:
Filed on October 15, 2004, November 15, 2004 and December 15, 2004 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 9, 2005                AIRPLANES LIMITED


                                       By: /s/ William M. McCann
                                          ------------------------------------
                                          William M. McCann
                                          Director and Principal Accounting
                                          Officer



Date:  February 9, 2005                AIRPLANES U.S. TRUST


                                       By: /s/ William M. McCann
                                          ------------------------------------
                                          William M. McCann
                                          Controlling Trustee and Principal
                                          Accounting Officer

                                                 AIRPLANES GROUP PORTFOLIO ANALYSIS
                                                        AT DECEMBER 31, 2005

                                                                                                    Appraised       % of Portfolio
                                                                         Aircraft       Serial        Value       by Appraised Value
          Region              Country               Lessee                 Type         Number    Jan 31, 2005    as of Jan 31, 2005
          ------              -------               ------               --------       ------    ------------    ------------------
Africa                     Nigeria            Bellview Airlines Ltd      B737-200A       23024          1,436              0.09%
Africa                     South Africa       Nationwide Airlines        B767-300ER      26200         39,572              2.42%
Africa                     Tunisia            Nouvelair Tunisie          A320-200          301         20,695              1.27%
Africa                     Tunisia            Nouvelair Tunisie          A320-200          348         21,796              1.33%
Africa                     Tunisia            Nouvelair Tunisie          MD83            49631          9,759              0.60%
Asia & Far East            Bangladesh         GMG Airlines               DHC8-300          307          5,078              0.31%
Asia & Far East            China              China Southern             B737-500        24897         12,098              0.74%
Asia & Far East            China              China Southern             B737-500        25182         12,569              0.77%
Asia & Far East            China              China Southern             B737-500        25183         13,228              0.81%
Asia & Far East            China              China Southern             B737-500        25188         13,242              0.81%
Asia & Far East            China              Xinjiang                   B757-200        26156         23,837              1.46%
Asia & Far East            Indonesia          Garuda                     B737-400        24683         14,537              0.89%
Asia & Far East            Indonesia          Garuda                     B737-400        24691         15,187              0.93%
Asia & Far East            Indonesia          PT Adam SkyConnection
                                                Airlines                 B737-400        26071         16,757              1.02%
Asia & Far East            Indonesia          PT Mandala Airlines        B737-200A       21685            892              0.05%
Asia & Far East            Indonesia          PT Mandala Airlines        B737-200A       22278          1,317              0.08%
Asia & Far East            Indonesia          PT Mandala Airlines        B737-200A       22803          1,922              0.12%
Asia & Far East            Indonesia          PT Mandala Airlines        B737-200A       22804          1,938              0.12%
Asia & Far East            Indonesia          PT Mandala Airlines        B737-200A       23023          2,005              0.12%
Asia & Far East            Indonesia          PT Metro Batavia           B737-200A       22802          1,276              0.08%
Asia & Far East            Indonesia          PT Metro Batavia           B737-400        24345         13,597              0.83%
Asia & Far East            Indonesia          PT Metro Batavia           B737-400        24687         14,326              0.88%
Asia & Far East            Japan              Skynet Asia                B737-400        26069         17,081              1.04%
Asia & Far East            Malaysia           AirAsia Berhad             B737-300        24905         14,705              0.90%
Asia & Far East            Malaysia           AirAsia Berhad             B737-300        24907         14,590              0.89%
Asia & Far East            Pakistan           Pakistan Int Airline       A300B4-200        269          3,555              0.22%
Asia & Far East            Philippines        Philippine Airlines        B737-400        24684         14,532              0.89%
Asia & Far East            Philippines        Philippine Airlines        B737-300        24770         12,971              0.79%
Asia & Far East            Philippines        Philippine Airlines        B737-400        26081         16,978              1.04%
Asia & Far East            South Korea        Asiana Airlines            B737-400        24520         14,471              0.89%
Asia & Far East            Taiwan             Far Eastern Air
                                                Transport                MD83            49950         10,787              0.66%
Australia & New Zealand    Australia          National Jet Systems       DHC8-100          229          2,658              0.16%
Europe                     Bulgaria           BH Air                     A320-200          294         21,026              1.29%
Europe                     Bulgaria           BH Air                     A320-200          349         22,472              1.37%
Europe                     Czech Republic     Travel Servis a.s.         B737-400        24911         15,868              0.97%
Europe                     France             Air France                 A320-200          203         20,024              1.22%
Europe                     France             Air France                 A320-200          220         20,299              1.24%
Europe                     France             Blueline                   MD83            49672          9,027              0.55%
Europe                     Hungary            SkyEurope Airlines
                                                Hungary Kft              B737-500        25185         12,917              0.79%
Europe                     Hungary            SkyEurope Airlines
                                                Hungary Kft              B737-500        25289         13,574              0.83%
Europe                     Iceland            Air Atlanta Icelandic      B767-300ER      26204         39,288              2.40%
Europe                     Iceland            Bluebird Cargo             B737-300SF      23499         11,380              0.70%
Europe                     Iceland            Bluebird Cargo             B737-300SF      23500         11,224              0.69%
Europe                     Italy              Air One SpA                B737-400        24906         15,493              0.95%
Europe                     Italy              Air One SpA                B737-400        24912         15,893              0.97%
Europe                     Italy              Air One SpA                B737-300        25179         14,922              0.91%
Europe                     Italy              Air One SpA                B737-300        25187         15,175              0.93%
Europe                     Italy              Meridiana SpA              MD83            49792          9,978              0.61%
Europe                     Italy              Meridiana SpA              MD83            49935         10,621              0.65%
Europe                     Italy              Meridiana SpA              MD83            49951         10,977              0.67%
Europe                     Netherlands        Capital Aviation
                                                Services B.V.            DHC8-300          244          4,665              0.29%
Europe                     Netherlands        Capital Aviation
                                                Services B.V.            DHC8-300          276          4,965              0.30%
Europe                     Norway             Wideroe's
                                                Flyveselskap A/S         DHC8-300          293          5,185              0.32%
Europe                     Norway             Wideroe's
                                                Flyveselskap A/S         DHC8-300          342          5,475              0.33%
Europe                     Portugal           euroAtlantic airways       B767-300ER      25411         37,577              2.30%
Europe                     Slovakia           SkyEurope Airlines a.s     B737-500        25186         12,147              0.74%
Europe                     Slovakia           SkyEurope Airlines a.s     B737-500        25191         13,569              0.83%
Europe                     Slovakia           SkyEurope Airlines a.s     B737-500        25288         13,244              0.81%
Europe                     Spain              Futura                     B737-400        24689         14,912              0.91%
Europe                     Spain              Futura                     B737-400        24690         14,996              0.92%
Europe                     Spain              Futura                     B737-400        25180         15,989              0.98%
Europe                     Spain              Spanair                    MD83            49620          9,274              0.57%
Europe                     Spain              Spanair                    MD83            49624          6,763              0.41%
Europe                     Spain              Spanair                    MD83            49626          9,074              0.55%
Europe                     Spain              Spanair                    MD83            49709          9,054              0.55%
Europe                     Spain              Spanair                    MD83            49936          9,881              0.60%
Europe                     Spain              Spanair                    MD83            49938         10,666              0.65%
Europe                     Turkey             FreeBird Airlines          MD83            49949         10,583              0.65%
Europe                     Turkey             Turk Hava Yollari          B737-400        24493         14,707              0.90%
Europe                     Turkey             Turk Hava Yollari          B737-400        24917         15,783              0.97%
Europe                     Turkey             Turk Hava Yollari          B737-400        25181         15,581              0.95%
Europe                     Turkey             Turk Hava Yollari          B737-400        25184         15,998              0.98%
Europe                     Turkey             Turk Hava Yollari          B737-400        25261         16,766              1.03%
Europe                     Turkey             Turk Hava Yollari          B737-400        26065         15,950              0.98%
Europe                     United Kingdom     Air Southwest              DHC8-300          296          5,077              0.31%
Europe                     United Kingdom     Air Southwest              DHC8-300          334          5,507              0.34%
Europe                     United Kingdom     easyJet Airline
                                                Company Limited          B737-300        23923         11,694              0.72%
Europe                     United Kingdom     Titan Airways Limited      B757-200        26151         22,977              1.41%
Latin America              Antigua            Caribbean Star Airlines    DHC8-300          232          4,569              0.28%
Latin America              Antigua            Caribbean Star Airlines    DHC8-300          266          4,902              0.30%
Latin America              Antigua            Caribbean Star Airlines    DHC8-300          267          5,086              0.31%
Latin America              Antigua            Caribbean Star Airlines    DHC8-300          298          5,041              0.31%
Latin America              Antigua            Caribbean Star Airlines    DHC8-300          300          5,230              0.32%
Latin America              Antigua            Liat                       DHC8-100          113          2,131              0.13%
Latin America              Antigua            Liat                       DHC8-100          140          2,143              0.13%
Latin America              Antigua            Liat                       DHC8-100          144          2,275              0.14%
Latin America              Antigua            Liat                       DHC8-100          270          2,644              0.16%
Latin America              Antigua            Liat                       DHC8-300          283          4,955              0.30%
Latin America              Brazil             Promodal Transportes
                                                Aereos Ltda.             DC8-71F         45970          5,163              0.32%
Latin America              Brazil             TAM Linhas Aereas          F100            11284          6,271              0.38%
Latin America              Brazil             TAM Linhas Aereas          F100            11285          6,330              0.39%
Latin America              Brazil             TAM Linhas Aereas          F100            11304          6,749              0.41%
Latin America              Brazil             TAM Linhas Aereas          F100            11305          6,762              0.41%
Latin America              Brazil             TAM Linhas Aereas          F100            11336          6,558              0.40%
Latin America              Brazil             TAM Linhas Aereas          F100            11347          6,682              0.41%
Latin America              Brazil             TAM Linhas Aereas          F100            11348          6,825              0.42%
Latin America              Brazil             TAM Linhas Aereas          F100            11371          6,656              0.41%
Latin America              Colombia           Avianca                    B767-300ER      24948         35,378              2.16%
Latin America              Colombia           Avianca                    B767-200ER      25421         26,381              1.61%
Latin America              Colombia           Avianca                    B757-200        26154         22,949              1.40%
Latin America              Colombia           Avianca                    MD83            49939          9,915              0.61%
Latin America              Colombia           Avianca                    MD83            49946         10,227              0.63%
Latin America              Colombia           Avianca                    MD83            53120         11,059              0.68%
Latin America              Colombia           Avianca                    MD83            53125         11,206              0.69%
Latin America              Colombia           Tampa                      DC8-71F         45945          3,787              0.23%
Latin America              Colombia           Tampa                      DC8-71F         45976          5,498              0.34%
Latin America              El Salvador        Taca International         ATR42-300         109          2,989              0.18%
Latin America              Mexico             Aeromexico                 MD82            49660          6,920              0.42%
Latin America              Mexico             Aeromexico                 MD82            49667          7,119              0.44%
Latin America              Mexico             Aeromexico                 MD87            49673          6,788              0.42%
Latin America              Mexico             Mexicana                   F100            11266          6,327              0.39%
Latin America              Mexico             Mexicana                   F100            11309          6,923              0.42%
Latin America              Mexico             Mexicana                   F100            11319          6,774              0.41%
Latin America              Mexico             Mexicana                   F100            11339          6,594              0.40%
Latin America              Mexico             Mexicana                   F100            11374          7,178              0.44%
Latin America              Mexico             Mexicana                   F100            11375          7,061              0.43%
Latin America              Mexico             Mexicana                   F100            11382          7,166              0.44%
Latin America              Mexico             Mexicana                   F100            11384          7,157              0.44%
Latin America              Uruguay            PLUNA Lineas Aereas
                                                Uraguayas S.A.           ATR42-300         284          3,785              0.23%
North America              Canada             AC Leasing                 A320-200          174         19,348              1.18%
North America              Canada             AC Leasing                 A320-200          175         19,364              1.18%
North America              Canada             AC Leasing                 A320-200          232         19,519              1.19%
North America              Canada             AC Leasing                 A320-200          284         20,051              1.23%
North America              Canada             AC Leasing                 A320-200          309         20,986              1.28%
North America              Canada             AC Leasing                 A320-200          404         21,769              1.33%
North America              Canada             Jetsgo Airlines            MD83            49941         10,270              0.63%
North America              Canada             Jetsgo Airlines            MD83            49943         10,869              0.66%
North America              United States of   Air Transport
                             America            International            DC8-71F         45811          5,095              0.31%
North America              United States of   Air Transport
                             America            International            DC8-71F         45813          5,047              0.31%
North America              United States of   Air Transport
                             America            International            DC8-71F         45973          4,813              0.29%
North America              United States of   Air Transport
                             America            International            DC8-71F         45978          3,848              0.24%
North America              United States of   Air Transport
                             America            International            DC8-71F         45993          4,882              0.30%
North America              United States of   Air Transport
                             America            International            DC8-71F         45994          3,911              0.24%
North America              United States of   Air Transport
                             America            International            DC8-71F         46065          4,457              0.27%
North America              United States of
                             America          Astar Air Cargo            DC8-73CF        46091          6,627              0.41%
North America              United States of
                             America          Pace Airlines              B737-300        23749         11,039              0.68%
North America              United States of
                             America          TWA Airlines LLC           MD83            49575          8,665              0.53%
Off Lease                  Off Lease          Off Lease                  ATR42-300         113          2,885              0.18%
Off Lease                  Off Lease          Off Lease                  DHC8-300C         242          4,746              0.29%
Off Lease                  Off Lease          Off Lease                  ATR42-300         249          3,449              0.21%
Off Lease                  Off Lease          Off Lease                  DHC8-100          258          2,724              0.17%
Off Lease                  Off Lease          Off Lease                  B747-200SF      21730         12,870              0.79%
Off Lease                  Off Lease          Off Lease                  B737-200A       22368          1,170              0.07%
Off Lease                  Off Lease          Off Lease                  B737-200A       22369          1,193              0.07%
Off Lease                  Off Lease          Off Lease                  B737-200A       22979          1,280              0.08%
Off Lease                  Off Lease          Off Lease                  B737-300        23177          9,631              0.59%
Off Lease                  Off Lease          Off Lease                  DC8-71F         45849          3,712              0.23%
Off Lease                  Off Lease          Off Lease                  DC8-71F         46066          3,486              0.21%
Off Lease                  Off Lease          Off Lease                  DC9-32          48128          1,025              0.06%
Off Lease                  Off Lease          Off Lease                  DC9-32          48129          1,584              0.10%
Off Lease                  Off Lease          Off Lease                  MD83            49789          9,803              0.60%
Other                      Ukraine            Ukraine International      B737-400        25190         16,129              0.99%
Other                      Ukraine            Ukraine International      B737-500        25192         12,433              0.76%
Other                      Ukraine            Ukraine International      B737-500        26075         12,636              0.77%
                                                                                                    ---------            -------
                                                                                                    1,635,078            100.00%
                                                                                                    =========            =======

As of December 31, 2004, six of the aircraft (MSN 258,22368,22369,48128,48129,49789) were subject to letters of intent for sale and two of the aircraft (MSN 113, 23177) were subject to letters of intent for lease. As of the date of this Form 10Q, one of the airacraft (MSN 258) has been sold, one aircraft (MSN 113) has delivered to a lessee and one of the off lease aircraft (MSN 22979)
has become subject to a letter of intent for sale.